Form 10-Q
period 2004-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2004-11-10
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from                     to                    .

Commission File Number 333-40907

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	20-0640002 (I.R.S. Employer Identification Number)

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

☐ Yes ☒ No

     As of November 10, 2004 there were 1,312,289 shares of Class A Common Stock of the Company outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2004

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004	2
b) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004	3
c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004	4
d) Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29
Item 3. Defaults upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
SIGNATURES	29
Section 302 certification
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification
Section 906 certification
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2003 and September 30, 2004
(All figures $’000s, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$40,802	$62,410
Accounts receivable (less allowance for doubtful accounts of $822 and $2,151 as of December 31, 2003 and September 30, 2004, respectively)	1,469	2,545
Inventory	750	707
Prepaid corporate income taxes	4,062	8,710
Prepaid expenses and other current assets	5,322	4,641

Total current assets	52,405	79,013
Fixed assets, net	223,599	219,806
Goodwill	45,864	47,221
Intangible assets, net	630	1,114
Deferred tax asset, net	16,771	14,932
Deferred membership costs	13,038	12,396
Other assets	9,892	13,140

Total assets	$362,199	$387,622

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,486	$1,805
Accounts payable	5,379	4,280
Accrued expenses	20,849	22,551
Accrued interest	5,157	11,321
Deferred revenue	26,621	30,150

Total current liabilities	61,492	70,107
Long-term debt and capital lease obligations	258,391	391,891
Deferred lease liabilities	25,856	26,750
Deferred revenue	3,002	3,257
Other liabilities	7,862	10,006

Total liabilities	356,603	502,011

Commitments and contingencies (Note 7)
Redeemable preferred stock:
Series A redeemable preferred stock, $1.00 par value; at liquidation value; authorized 200,000 shares, 153,637 and no shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	39,890	—

	39,890	—

Stockholders’ deficit:
Series B preferred stock, $1.00 par value; at liquidation value; 109,540 and no shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	9,961	—
Class A voting common stock, $.001 par value; issued and outstanding 1,176,043 and 1,312,289 shares at December 31, 2003 and September 30, 2004, respectively	1	1
Paid-in capital	(45,627)	(114,113)
Unearned compensation	(172)	(142)
Accumulated other comprehensive income (currency translation adjustment)	596	579
Retained earnings (accumulated deficit)	947	(714)

Total stockholders’ deficit	(34,294)	(114,389)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$362,199	$387,622

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2003 and 2004
All figures $’000s
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
Club operations	$84,436	$88,205	$254,219	$261,126
Fees and other	2,335	1,878	5,511	4,274

	86,771	90,083	259,730	265,400

Operating Expenses:
Payroll and related	32,647	33,813	98,623	104,256
Club operating	28,761	29,848	82,115	86,665
General and administrative	5,677	6,104	15,917	18,228
Depreciation and amortization	8,782	8,851	25,535	27,271
Goodwill impairment	—	—	—	2,002

	75,867	78,616	222,190	238,422

Operating income	10,904	11,467	37,540	26,978
Loss on extinguishment of debt	—	—	7,773	—
Interest expense	6,760	10,311	17,106	29,174
Interest income	(179)	(221)	(397)	(510)

Income (loss) before provision (benefit) for corporate income taxes	4,323	1,377	13,058	(1,686)
Provision (benefit) for corporate income taxes	1,989	687	6,004	(808)

Net income (loss)	2,334	690	7,054	(878)
Accreted dividends on preferred stock	(1,631)	—	(9,269)	(783)

Net income (loss) attributable to common stockholders	$703	$690	$(2,215)	$(1,661)

Statement of Comprehensive Income (Loss)
Net income (loss)	$2,334	$690	$7,054	$(878)
Foreign currency translation adjustments	62	14	107	(17)

Comprehensive income (loss)	$2,396	$704	$7,161	$(895)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2003 and 2004
All figures $’000s
(Unaudited)

	Nine months ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$7,054	$(878)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,535	27,271
Noncash interest expense	—	9,146
Goodwill impairment write-off	—	2,002
Compensation expense in connection with stock options	207	29
Noncash rental expense, net of noncash rental income	1,311	363
Share of net income in affiliated companies	(592)	(375)
Loss on extinguishment of debt	7,773	—
Amortization of debt issuance costs	1,300	1,178
Net changes in operating assets and liabilities	12,215	6,617
Decrease in deferred tax asset	2,079	1,839
Decrease in deferred membership costs	48	643
Other	542	559

Total adjustments	50,418	49,272

Net cash provided by operating activities	57,472	48,394

Cash flows from investing activities:
Capital expenditures	(29,131)	(23,754)
Proceeds from sale of equipment	153	—
Acquired businesses	—	(3,726)
Landlord contributions	617	2,112

Net cash used in investing activities	(28,361)	(25,368)

Cash flows from financing activities:
Proceeds from 9 5/8% Senior Note Offering	255,000	—
Proceeds from 11.0% Senior Discount Notes	—	120,756
Proceeds from stock option exercises	—	512
Repayment of 9¾% Senior Notes	(125,000)	—
Premium paid on extinguishment of debt and other costs	(4,064)	—
Redemption of redeemable senior preferred stock	(66,977)	—
Transaction costs related to 9 5/8% Senior Notes	(9,597)	—
Net line of credit repayment	(14,500)	—
Net subordinated credit repayments	(9,000)	—
Repurchase of preferred stock	(583)	—
Redemption of preferred stock	—	(50,634)
Common stock distribution	—	(68,944)
Repurchase of common stock	—	(53)
Repayments of borrowings	(4,157)	(3,055)

Net cash (used in) provided by financing activities	21,122	(1,418)

Net increase in cash and cash equivalents	50,233	21,608
Cash and cash equivalents at beginning of period	5,551	40,802

Cash and cash equivalents at end of period	$55,784	$62,410

Summary of change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$331	$(1,111)
Decrease in inventory	345	43
Decrease (increase) in prepaid expenses, prepaid income taxes, and other current assets	647	(3,590)
Increase in accounts payable, accrued expenses and accrued interest	9,200	8,448
Increase in deferred revenue	1,692	2,827

Net changes in certain operating assets and liabilities	$12,215	$6,617

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
During the nine months ended September 30, 2004, Notes to acquire businesses issued totaled $921.

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Town Sports International Holdings, Inc. (“TSI Holdings”) was incorporated in January 2004, principally for the purpose of issuing debt that is structurally subordinated to the debt of its wholly owned subsidiary, Town Sports International, Inc. (“TSI”). In conjunction with the financing TSI Holdings entered into a Restructuring Agreement, redeemed Series A and Series B Preferred Stock, and paid a common stock distribution (See Note 6). As used herein, the “Company” refers to TSI Holdings, and its consolidated subsidiaries including TSI.

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the TSI Holdings’ December 31, 2003 consolidated financial statements and notes thereto, included on Form S-4. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. Certain reclassifications were made to the reported amounts at December 31, 2003 to conform to the presentation at September 30, 2004. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

2. Long-Term Debt and Capital Lease Obligations

	December 31,	September 30,
	2003	2004
	($ 000s)	($ 000s)
Senior Notes 9 5/8%, due 2011	$255,000	$255,000
Senior Discount Notes 11.0%, due 2014	—	133,954
Notes payable for acquired businesses	4,358	4,562
Capital lease obligations	2,519	180

	261,877	393,696
Less, Current portion due within one year	3,486	1,805

Long-term portion	$258,391	$391,891

     On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holding received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,318. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively, rank junior to all indebtedness of TSI. TSI Holding’s debt is not collateralized by TSI, and TSI Holdings relies on the cash flows of TSI, which are subject to certain restrictions contained in the Senior Note Indenture, to service its debt.

     In April 2003 TSI successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50,000 senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The transaction fees of $9,572 have been accounted for as deferred financing costs. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15 and October 15. In connection with this refinancing, in April 2003 TSI wrote-off $3,709 of deferred financing costs related to extinguished debt, paid a call premium of $3,048 and incurred $1,016 of interest on the previously outstanding 9¾% Notes representing the interest incurred during the 30 day redemption notification period. In September 2004, TSI Holdings unconditionally guaranteed the Notes.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.50:1.00 during 2004, and a maximum permitted total leverage ratio of 4.00:1.00 through December 30, 2004 and 3.75 to 1.00 from December 31, 2004 through December 30, 2005. TSI’s interest coverage and leverage ratios were 3.0 to 1.00 and 3.6 to 1.00 respectively as of September 30, 2004. Given the Company’s operating plans and expected performance for 2005, the Company expects it will continue to be in compliance with its covenants. These covenants limit TSI’s ability to incur additional debt, and as of September 30, 2004 TSI’s permitted borrowing capacity under the line of credit totaled $34,257. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at September 30, 2004 and outstanding letters of credit issued totaled $3,496. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of September 30, 2004 was $46,504.

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

     In the quarter ended March 31, 2004, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. As a result of this review, the Company determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired.

     The change in the carrying amount of goodwill from December 31, 2003 through September 30, 2004 is as follows:

Balance December 31, 2003	$45,864
Changes due to foreign currency exchange rate fluctuations	(5)
Acquired goodwill	3,364
Goodwill impairment	(2,002)

Balance September 30, 2004	$47,221

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Below is a summary of the Company’s acquired intangible assets as of December 31, 2003 and September 30, 2004.

	As of December 31, 2003
	($000s)
Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$10,205	$(9,630)	$575
Covenants-not-to-compete	876	(871)	5
Beneficial lease	223	(173)	50

	$11,304	$(10,674)	$630

	As of September 30, 2004
	($000s)
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,008	$(10,206)	$802
Covenants-not-to-compete	1,150	(879)	271
Beneficial lease	223	(182)	41

	$12,381	$(11,267)	$1,114

     The amortization expense of the above acquired intangible assets for each of the five years ended December 31, 2008 is as follows:

Aggregate Amortization Expense ($000s)
For the year ended 12/31/04(a)	$777
For the year ended 12/31/05	467
For the year ended 12/31/06	300
For the year ended 12/31/07	65
For the year ended 12/31/08	62
Thereafter	36

$1,707

(a) Amortization expense for the three and nine months ended September 30, 2004 amounted to $220 and $593 respectively. Amortization expense for the three and nine months ended September 30, 2003 amounted to $225 and $721 respectively.

5. Stock-Based Employee Compensation

     For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense.

     The following table illustrates the effect on net income (loss) attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	($’000s)		($’000s)
	2003	2004	2003	2004
Net income (loss) attributed to common stockholders, as reported	$703	$690	$(2,215)	$(1,661)
Add:
Stock-based employee compensation expense included in reported net income (loss) attributed to common stockholders, net of related tax effects	5	5	112	15
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(67)	(27)	(88)	(85)

Pro forma net income (loss) attributed to common stockholders	$641	$668	$(2,191)	$(1,731)

6. Equity Transactions and Restructuring

     On January 26, 2004, warrants to purchase 71,631 shares of Class A common stock were exercised.

     On February 4, 2004 TSI, and affiliates and TSI Holdings, entered into a Restructuring Agreement (“Restructuring”). In connection with this Restructuring, the holders of the TSI’s Series A preferred stock, Series B preferred stock, and Class A common stock contributed their shares of the capital stock to TSI Holdings in exchange for an equal amount of newly issued shares of the same classes in TSI Holdings. Immediately following this exchange, TSI Holdings contributed to TSI the certificates representing all of the shares of the TSI’s capital stock contributed in the aforementioned exchange. In return, TSI issued 1,000 shares of common stock to TSI Holdings and cancelled all the certificates representing the shares of the TSI’s capital stock contributed to it by TSI Holdings. In addition, as part of the Restructuring, all holders of options to purchase Class A common stock of the TSI exchanged their options for options to purchase an equal number of shares of Class A common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

     On February 4, 2004, TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes that will mature in February 2014 (See Note 2).

     On February 6, 2004, all of TSI Holdings’ outstanding Series A and Series B Preferred stock were redeemed for a total of $50,634.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $512 in cash related to these exercises.

     On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68,944 and was paid on March 17, 2004. Also, in lieu of a common stock distribution, TSI Holdings’ vested common option holders were paid a total of $1,100 recorded as payroll expense at the TSI level under GAAP.

7. Commitments and Contingencies

     On February 13, 2003, in an action styled Joseph Anaya vs Town Sports International, Inc. et al., an individual filed suit against TSI in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. While the company is unable to determine the ultimate outcome of the above action it intends to contest the matter vigorously.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     We have in force fifty one million dollars of insurance to cover claims of this nature. If any such judgment exceeds the amount for which we are covered by insurance by $2,500 we would be in default under the credit agreement governing TSI’s Senior Credit Facility. Also, if any uninsured judgment, when aggregated with any other judgment not covered by insurance equals $5,000 or more, the judgment would constitute an event of default under the indentures governing the Senior Notes and the Discount Notes. We anticipate that these matters will be covered by insurance.

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

8. Guarantors

     TSI Holdings and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.

     Each guarantor of the Notes is a wholly owned subsidiary of TSI and the guarantees are full and unconditional and joint and severable. In January 2004 TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2003 and September 30, 2004 and for the three and nine month periods ending September 30, 2003 and September 30, 2004. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2003
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$420	$39,006	$1,376	$—	$40,802
Accounts receivable, net	—	2,230	1,235	133	(2,129)	1,469
Inventory	—	—	720	30	—	750
Prepaid corporate income taxes	—	4,062	—	—	—	4,062
Intercompany receivable (payable)	—	7,068	(5,451)	(1,617)	—	—
Prepaid expenses and other current assets	—	6,493	2,329	—	(3,500)	5,322

Total current assets	—	20,273	37,839	(78)	(5,629)	52,405
Investment in subsidiaries	—	238,166	—	—	(238,166)	—
Fixed assets, net	—	11,671	210,477	1,451	—	223,599
Goodwill	—	—	45,058	806	—	45,864
Intangible assets, net	—	—	630	—	—	630
Deferred tax assets, net	—	17,399	(491)	(137)	—	16,771
Deferred membership costs	—	—	13,038	—	—	13,038
Other assets	—	9,005	887	—	—	9,892

Total assets	$—	$296,514	$307,438	$2,042	$(243,795)	$362,199

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$3,486	$—	$—	$—	$3,486
Accounts payable	—	220	5,159	—	—	5,379
Accrued expenses	—	6,261	13,960	628		20,849
Accrued interest	—	5,155	2,131	—	(2,129)	5,157
Deferred revenue	—	—	26,621	—	—	26,621

Total current liabilities		15,122	47,871	628	(2,129)	61,492
Long-term debt and capital lease obligations		274,947	(13,056)	—	(3,500)	258,391
Deferred lease liabilities	—	563	25,293	—	—	25,856
Deferred revenue	—	(64)	2,973	93	—	3,002
Other liabilities	—	350	7,512	—	—	7,862

Total liabilities	—	290,918	70,593	721	(5,629)	356,603

Redeemable preferred stock Series A preferred stock	—	39,890	—	—	—	39,890

	—	39,890	—	—	—	39,890

Stockholders’ deficit
Series B preferred stock	—	9,961	—	—	—	9,961
Common stockholders’ deficit	—	(44,851)	236,845	725	(237,570)	(44,851)
Accumulated other comprehensive income	—	596	—	596	(596)	596

Total stockholders’ deficit	—	(34,294)	236,845	1,321	(238,166)	(34,294)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$—	$296,514	$307,438	$2,042	$(243,795)	$362,199

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2004
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$448	$741	$59,031	$2,190	$—	$62,410
Accounts receivable, net	—	3,547	1,272	118	(2,392)	2,545
Inventory	—	—	677	30	—	707
Prepaid corporate income taxes	—	8,710	—	—	—	8,710
Intercompany receivable (payable)	—	14,243	(12,613)	(1,630)	—	—
Prepaid expenses and other current assets	1,128	4,345	2,668	—	(3,500)	4,641

Total current assets	1,576	31,586	51,035	708	(5,892)	79,013
Investment in subsidiaries	9,950	257,815	—	—	(267,765)	—
Fixed assets, net	—	10,367	208,165	1,274	—	219,806
Goodwill	—	—	46,421	800	—	47,221
Intangible assets, net	—	—	1,114	—	—	1,114
Deferred tax assets, net	4,101	11,458	(491)	(136)	—	14,932
Deferred membership costs	—	—	12,396	—	—	12,396
Other assets	4,158	7,909	1,073	—	—	13,140

Total assets	$19,785	$319,135	$319,713	$2,646	$(273,657)	$387,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$—	$1,805	$—	$—	$1,805
Accounts payable	—	197	4,083	—	—	4,280
Accrued expenses	220	5,185	16,513	633		22,551
Accrued interest	—	11,319	2,394	—	(2,392)	11,321
Deferred revenue	—	—	30,150	—	—	30,150

Total current liabilities	220	16,701	54,945	633	(2,392)	70,107
Long-term debt and capital lease obligations	133,954	290,642	(29,205)	—	(3,500)	391,891
Deferred lease liabilities	—	511	26,239	—	—	26,750
Deferred revenue	—	351	2,814	92	—	3,257
Other liabilities	—	980	9,026	—	—	10,006

Total liabilities	134,174	309,185	63,819	725	(5,892)	502,011

Stockholders’ deficit
Common stockholders’ deficit	(114,968)	9,371	255,890	1,346	(266,607)	(114,968)
Accumulated other comprehensive income	579	579	4	575	(1,158)	579

Total stockholders’ deficit	(114,389)	9,950	255,894	1,921	(267,765)	(114,389)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$19,785	$319,135	$319,713	$2,646	$(273,657)	$387,622

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For three months ended September 30, 2003
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$44	$83,319	$1,073	$—	$84,436
Fees and other	—	1,825	1,521	—	(1,011)	2,335

	—	1,869	84,840	1,073	(1,011)	86,771

Operating expenses:
Payroll and related	—	5,553	26,666	428	—	32,647
Club operating	—	448	28,926	258	(871)	28,761
General and administrative	—	—	5,714	103	(140)	5,677
Depreciation and amortization	—	1,098	7,596	88	—	8,782

	—	7,099	68,902	877	(1,011)	75,867

Operating income (loss)		(5,230)	15,938	196	—	10,904
Interest expense	—	6,672	88	—	—	6,760
Interest income	—	(179)	—	—	—	(179)

Income (loss) before provision (benefit) for corporate income taxes	—	(11,723)	15,850	196	—	4,323
Provision (benefit) for corporate income tax	—	(5,919)	7,850	58	—	1,989

Income (loss) before equity earnings		(5,804)	8,000	138	—	2,334
Equity earning from subsidiaries	—	8,138	—	—	(8,138)	—

Net income (loss)	$—	$2,334	$8,000	$138	$(8,138)	$2,334

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For three months ended September 30, 2004
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$879	$86,175	$1,151	$—	$88,205
Fees and other	—	416	2,438	—	(976)	1,878

	—	1,295	88,613	1,151	(976)	90,083

Operating expenses:
Payroll and related	—	5,328	28,035	450	—	33,813
Club operating	—	271	30,143	270	(836)	29,848
General and administrative	3	46	6,098	97	(140)	6,104
Depreciation and amortization	—	951	7,802	98	—	8,851

	3	6,596	72,078	915	(976)	78,616

Operating income (loss)	(3)	(5,301)	16,535	236	—	11,467
Interest expense	3,673	6,609	88	(1)	(58)	10,311
Interest income	(2)	(277)	—	—	58	(221)

Income before provision (benefit) for corporate income taxes	(3,674)	(11,633)	16,447	237	—	1,377
Provision (benefit) for corporate income tax	(1,617)	(5,305)	7,548	61	—	687

Income (loss) before equity earnings	(2,057)	(6,328)	8,899	176	—	690
Equity earning from subsidiaries	2,747	9,075	—	—	(11,822)	—

Net income (loss)	$690	$2,747	$8,899	$176	$(11,822)	$690

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

Condensed Consolidating Statement of Operations

For nine months ended September 30, 2003
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$98	$250,707	$3,414	$—	$254,219
Fees and other	—	3,691	4,908	—	(3,088)	5,511

	—	3,789	255,615	3,414	(3,088)	259,730

Operating expenses:
Payroll and related	—	16,718	80,628	1,277	—	98,623
Club operating	—	(1,058)	85,048	793	(2,668)	82,115
General and administrative	—	(679)	16,717	299	(420)	15,917
Depreciation and amortization	—	2,862	22,404	269	—	25,535

	—	17,843	204,797	2,638	(3,088)	222,190

Operating income (loss)		(14,054)	50,818	776	—	37,540
Loss on extinguishment of debt	—	7,773	—	—	—	7,773
Interest expense	—	17,117	164	—	(175)	17,106
Interest income	—	(572)	—	—	175	(397)

Income (loss) before provision (benefit) for corporate income taxes		(38,372)	50,654	776	—	13,058
Provision (benefit) for corporate income tax	—	(18,982)	24,782	204	—	6,004

Income (loss) before equity earnings		(19,390)	25,872	572	—	7,054
Equity earning from subsidiaries	—	26,444	—	—	(26,444)	—

Net income (loss)	$—	$7,054	$25,872	$572	$(26,444)	$7,054

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For nine months ended September 30, 2004
(All figures in $000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$1,285	$256,221	$3,620	$—	$261,126
Fees and other	—	1,190	5,696	—	(2,612)	4,274

	—	2,475	261,917	3,620	(2,612)	265,400

Operating expenses:
Payroll and related	—	16,768	86,124	1,364	—	104,256
Club operating	—	945	87,075	837	(2,192)	86,665
General and administrative	40	(122)	18,423	307	(420)	18,228
Depreciation and amortization	—	3,008	23,970	293	—	27,271
Goodwill impairment	—	—	2,002	—	—	2,002

	40	20,599	217,594	2,801	(2,612)	238,422

Operating income (loss)	(40)	(18,124)	44,323	819	—	26,978
Interest expense	9,341	19,865	203	(2)	(233)	29,174
Interest income	(59)	(684)	—	—	233	(510)

Income (loss) before provision for corporate income taxes	(9,322)	(37,305)	44,120	821	—	(1,686)
Provision (benefit) for corporate income tax	(4,102)	(15,131)	18,225	200	—	(808)

Income (loss) before equity earnings	(5,220)	(22,174)	25,895	621	—	(878)
Equity earning from subsidiaries	4,342	26,516	—	—	(30,858)	—

Net income (loss)	$(878)	$4,342	$25,895	$621	$(30,858)	$(878)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flow

For nine months ended September 30, 2003
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$7,054	$25,872	$572	$(26,444)	$7,054

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,862	22,404	269	—	25,535
Compensation expense in connection with stock options	—	207	—	—	—	207
Noncash rental expense, net of noncash rental income	—	(62)	1,373	—	—	1,311
Loss on extinguishment of debt	—	7,773	—	—	—	7,773
Amoritzation of debt issuance costs	—	1,300	—	—	—	1,300
Changes in operating assets and liabilities	—	10,840	3,604	(102)	—	14,342
Other	—	(27,023)	421	108	26,444	(50)

Total adjustments	—	(4,103)	27,802	275	26,444	50,418

Net cash provided by operating activities	—	2,951	53,674	847	—	57,472

Net cash used in investing activities	—	(3,713)	(24,480)	(168)	—	(28,361)

Net cash provided by financing activities	—	238	20,858	26	—	21,122

Net increase (decrease) in cash and cash equivalents	—	(524)	50,052	705	—	50,233
Cash and cash equivalents at beginning of period	—	1,575	3,635	341	—	5,551

Cash and cash equivalents at end of period	$—	$1,051	$53,687	$1,046	$—	$55,784

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flow

For nine months ended September 30, 2004
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(878)	$4,342	$25,895	$621	$(30,858)	$(878)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,008	23,970	293	—	27,271
Goodwill impairment write-off	—	—	2,002	—	—	2,002
Compensation expense in connection with stock options	—	29	—	—	—	29
Noncash rental expense, net of noncash rental income	—	(67)	430	—	—	363
Noncash interest expense	9,146	—	—	—	—	9,146
Amortization of debt issuance costs	194	984	—	—	—	1,178
Changes in operating assets and liabilities	(5,306)	809	13,569	27	—	9,099
Other	(4,345)	(26,246)	(98)	15	30,858	184

Total adjustments	(311)	(21,483)	39,873	335	30,858	49,272

Net cash provided by (used in) operating activities	(1,189)	(17,141)	65,768	956	—	48,394

Net cash used in investing activities	—	(1,702)	(23,524)	(142)	—	(25,368)

Net cash provided by (used in) financing activities	1,637	19,164	(22,219)	—	—	(1,418)

Net increase in cash and cash equivalents	448	321	20,025	814	—	21,608
Cash and cash equivalents at beginning of period	—	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$448	$741	$59,031	$2,190	$—	$62,410

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2004, we operated 136 clubs that collectively served approximately 379,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

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

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of September 30, 2004, approximately 50% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

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

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 92 clubs under the NYSC name within a 50 mile radius of New York City. We operate 19 clubs in the Boston region and 16 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively, and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     We consider that we have three principal sources of revenue:

          1. Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 83.8% of our total revenue for the nine months ended September 30, 2004. We recognize revenue from membership dues in the month when the services are rendered. Approximately 90% of our members pay their monthly dues by Electronic Funds Transfer, while the balance pay annually in advance. We recognize revenue from initiation fees over the expected average life of the membership, which is approximately 24 months. Our initiation fees recognized per new member sale have been depressed by our efforts to combat discounting by competitors in certain of our markets, as well as our offering of term commitment memberships at a discounted initial fee.

          2. We generated approximately 14.6% of our revenue for the nine months ended September 30, 2004, referred to as other club revenue, at our facilities from fees for personal training, programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products. This revenue stream has increased as a percentage of total revenue more recently as we have focused on increasing revenue per member from our maturing club base.

          3. The balance of our revenue (approximately 1.6% for the nine months ended September 30, 2004) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees for income from investments in club facilities that we do not wholly own. Revenue from sales of in-club advertising and sponsorships is also included. We refer to this as Fees and Other revenue.

               Settlements from our business interruption insurance claim associated with the September 11 events and totaled $1.5 million and $2.8 million for the three and nine months ended September 30, 2003 respectively, while no such revenue was received in 2004.

Revenue, (in $’000s) is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September, 30		September, 30
	2003	2004	2003	2004
Membership dues	$69,105	$70,842	$207,709	$210,491
Initiation fees	3,482	4,068	10,425	11,794
Other Club revenue	11,849	13,295	36,085	38,841
Fees and Other	2,335	1,878	5,511	4,274

Total revenue	$86,771	$90,083	$259,730	$265,400

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

     Our primary capital expenditures relate to the construction of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs for a new club approximate $3.0 million, on average, which could vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and replacement of the fitness equipment each year for which we budget approximately 4.0% of each club’s annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on attractive terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.

Historical Club Growth

     The following table sets for our club growth during each of the quarters in 2003 and the first three quarters of 2004.

	2003					2004
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3
Clubs at beginning of period	129	129	129	129	129	129	132	134
Greenfield clubs (a)	—	—	3	—	3	3	1	—
Acquired clubs	—	—	—	—	—	—	1	2
Relocated or closed clubs	—	—	(3)	—	(3)	—	—	—

Clubs at end of period	129	129	129	129	129	132	134	136

Number of partly-owned clubs included at the end of the period (b)	2	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2003 and September 30, 2004 we managed two and three additional clubs, respectively, in which we did not have an equity interest.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September, 30		September 30,
	2003	2004	2003	2004
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses
Payroll and related	37.7	37.6	38.0	39.2
Club operating	33.1	33.1	31.6	32.7
General and administrative	6.5	6.8	6.1	6.9
Depreciation and amortization	10.1	9.8	9.8	10.3
Goodwill Impairment	—	—	—	0.7

Operating income	12.6	12.7	14.5	10.2
Loss on extinguishment of debt	—	—	3.0	—
Interest expense	7.8	11.5	6.6	11.0
Interest income	(0.2)	(0.3)	(0.1)	(0.2)

Income (loss) before provision (benefit) for corporate income taxes	5.0	1.5	5.0	(0.6)
Provision (benefit) for corporate income taxes	2.3	0.8	2.3	(0.3)

Net income (loss)	2.7	0.7	2.7	(0.3)
Accreted dividends on preferred stock	(1.9)	—	(3.6)	(0.3)

Net income (loss) attributable to common stockholders	0.8%	0.7%	(0.9)%	(0.6)%

   Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues. Revenues increased $3.3 million or 3.8%, to $90.1 million during the quarter ended September 30, 2004 from $86.8 million in the quarter ended September 30, 2003. Revenues increased during the quarter by $1.7 million, or 2.1% at the Company’s mature clubs (clubs owned and operated for at least 24 months). The 2.1% increase in mature club revenue is due to a 4.1% increase in membership and a 1.3% increase in ancillary revenue offset by a 3.3% decrease in price. The twelve clubs opened or acquired after September 2002 increased revenue by $2.7 million during the quarter. These revenue increases were offset by a decrease of $577,000 related to the closure and relocation of three clubs in 2003. Fees and Other revenue decreased $457,000 during the quarter due to a $1.5 million final business interruption insurance settlement payment received in 2003 while no such settlement was received in 2004. The decrease in Fees and Other revenue related to business interruption insurance was partially offset by increases in promotion and marketing revenue.

     Operating Expenses. Operating expenses increased $2.7 million, or 3.6%, to $78.6 million in the quarter ended September 30, 2004, from $75.9 million in the quarter ended September 30, 2003. The increase was due to the following factors:

     Payroll and related expenses increased by $1.2 million, or 3.6% to $33.8 million in the quarter ended September 30, 2004, from $32.6 million in the quarter ended September 30, 2003. This increase was principally attributable to the following:

•	In an effort to increase membership satisfaction and improve our membership retention rates we have increased the level of in-house training and club support personnel; and we have moved from contracted housekeeping and equipment maintenance services to internally sourced employees. These customer service efforts resulted in a $643,000 increase.

•	Personal training and Sports Clubs for Kids programming payroll increased $646,000 or 13.0% to support increases in revenue generated by these programs and services.

     Club operating expenses increased by $1.1 million or 3.8% to $29.8 million in the quarter ended September 30, 2004, from $28.8 million in the quarter ended September 30, 2003. This increase was principally attributable to the following:

•	A $547,000 increase in rent expense principally resulting from increases related to clubs that have opened or expanded since September 2003.

•	Facility repairs and maintenance costs increased $735,000 or 40%. In the third quarter, we made a conscious effort to complete more of our renovation work in the summer months when member usage is lower than the rest of the year. Incremental costs to serve our initiative to increase member satisfaction and improve member retention have also contributed to this increase.

•	The aforementioned increases in club operating expense were partially offset by an $80,000 decrease in equipment maintenance costs which were predominately outsourced to third parties in 2003 and moved to in-house staffing in 2004.

     General and administrative expenses increased by $427,000 or 7.5% to $6.1 million in the quarter ended September 30, 2004 from $5.7 million in the quarter ended September 30, 2003. This increase was principally attributable to the following:

•	An increase in data communication costs of $114,000. These costs have increased due to data-line redundancies created at our clubs to safeguard against single line outages. Furthermore, data-line traffic has increased in 2004 with the completion of our Club Networks system rollout in 2003.

•	In an effort to increase member satisfaction and improve member retention rates we have increased staff development and recruiting costs. These customer service efforts resulted in an increase of $206,000 over the prior year.

         Depreciation and amortization increased by $69,000, or 0.8% to $8.9 million in the quarter ended September 30, 2004, from $8.8 million in the quarter ended September 30, 2003.

     Interest Expense. Interest expense increased $3.6 million to $10.3 million during the quarter ended September 30, 2004, from $6.8 million in the quarter ended September 30, 2003. This increase is due to the issuance of the Discount Notes in February of 2004.

     Interest Income. Interest income increased $42,000 to $221,000 in the quarter ended September 30, 2004 from $179,000 in the quarter ended September 30, 2003 due to increases in cash and cash equivalents as well as increases in the rate of interest earned on invested cash.

     Provision for Income Tax. We have recorded a net income tax provision of $687,000 in the quarter ended September 30, 2004 compared to $2.0 million in the quarter ended September 30, 2003.

     Accreted Dividends on Preferred Stock. Prior to the second quarter of 2004, all previously outstanding preferred stock were redeemed. These redemptions were made in connection with the redemption of the redeemable senior preferred stock in April 2003 and the Restructuring of the Series A and Series B preferred stock in February 2004. Therefore, no preferred stock dividends were recorded in this third quarter of 2004 while in the third quarter of 2003 we recorded $1.6 million of accreted dividends.

     Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003.

     Revenues. Revenues increased approximately $5.7 million, or 2.2% to $265.4 million for nine months ended September 30, 2004, from $259.7 million for the nine months ended September 30, 2003. Mature clubs (clubs open over 24 months) increased by $2.4 million, or 1.0%. The 1.0% increase in mature club revenue is due to a 2.2% increase in membership and a 0.8% increase in ancillary revenue offset by a 2.0% decrease in price. Revenue from the twelve clubs open or acquired since September 2002 increased by $7.0 million. These club revenue increases were offset by decreases of $2.5 million related to the closure and relocation of three clubs in 2003. Fees and Other revenue decreased $1.3 million due to $2.8 million of business interruption insurance payments received in 2003 while no payments were received in 2004. The decrease in Fees and Other revenue related to business interruption insurance was partially offset by increases in promotion and marketing revenue.

     Operating Expenses. Operating expenses increased $16.2 million, or 7.3% to $238.4 million for the nine months ended September 30, 2004, from $222.2 million for the nine months ended September 30, 2003. The increase was due to the following factors:

     Payroll and related expenses increased by $5.6 million, or 5.7% to $104.3 million for the nine months ended September 30, 2004 from $98.6 million for the nine months ended September 30, 2003. This increase was attributable to the following factors:

•	In connection with Restructuring and distribution to common stockholders of TSI Holdings, vested option holders, who did not exercise their options were paid a one-time bonus recorded as payroll expense in TSI under GAAP. This one-time payment totaled $1.1 million.

•	Our initiation fees received were lower during the first quarter of 2004, while our variable costs of sale rose slightly, due to increased commission rates paid. When the initial fees do not exceed the related costs of sale, GAAP requires that we must recognize the net loss immediately. This immediate loss effect, together with increased costs of membership sales accounted for a $677,000 increase over the nine months ended September 30, 2004 when compared to the same period of the prior year.

•	In an effort to increase membership satisfaction and improve our membership retention rates we have increased the level of in-house training and club support personnel; and we have moved from third-party contracted equipment maintenance and housekeeping services to in-house supplied labor for these services. These customer service efforts resulted in $1.8 million increase.

•	Personal training and Sports Clubs for Kids programming payroll increased $1.0 million or 6.6% to support increases in revenue generated by these programs and services.

Club operating expenses increased by $4.6 million or 5.5% to $86.7 million for the nine months ended September 30, 2004, from $82.1 million for the nine months ended September 30, 2003. This increase is principally attributable to the following:

•	A $2.6 million increase in rent expense principally resulting from increases related to clubs that have opened since or expanded after September 2003.

•	Facility repairs and maintenance costs increased $1.5 million or 29.6%. We have made a conscious effort to complete a larger proportion of annual club renovations during the summer months when member usage is lower than the remainder of the year. This has resulted in an increase in the year to date September 2004 renovation expense when compared to prior year. Incremental costs to serve our initiative to increase member satisfaction and improve member retention have also contributed to this increase.

•	Increased advertising efforts resulted in a $395,000 increase in advertising expense for the nine months ended September 30, 2004, compared to the same period of the prior year.

•	In addition, we experienced a $506,000 increase in utilities due to increases in utility rates, and a 3.5% increase in square footage in operation.

•	The aforementioned increases in club operating expense were partially offset by a $222,000 decrease in equipment maintenance costs which were predominately outsourced to third parties in 2003 and moved to in-house labor in 2004.

General and administrative increased by $2.3 million, or 14.5% to $18.2 million for the nine months ended September 30, 2004 from $15.9 million for the nine months ended September 30, 2003. This increase was principally attributable to the following:

•	Liability insurance expense increased by $682,000. Premiums increased $319,000 coupled with a favorable adjustment of $363,000 recorded in the first quarter of 2003, where we had adjusted our reserves related to premium audits.

•	We also experienced an increase of $618,000 in data communication line costs. This relates to the correction of our service provider’s billing errors in the first half of 2004 amounting to approximately $429,000. These costs have also increased due to data-line redundancies created at our clubs to safeguard against single line outages. Furthermore, data-line traffic has increased in 2004 with the completion of our Club Networks system rollout in 2003.

•	Legal fees increased by $216,000 principally due to an increase in new club leases and expansion projects.

•	In an effort to increase member satisfaction and improve member retention rates we have increased staff development and recruiting costs. These customer service efforts resulted in an increase of $337,000 over the prior year.

     Depreciation and amortization increased by $1.7 million or 6.8% to $27.3 million for the nine months ended September 30, 2004, from $25.5 million for the nine months ended September 30, 2003, periodically attributable to increases in depreciation related to new, expanded and remodeled clubs.

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

     Interest Expense. Interest expense increased $12.1 million to $29.2 million during the nine months ended September 30, 2004, from $17.1 million for the nine months ended September 30, 2003. This increase is due to the issuance of 11% Senior Discount Notes in February of 2004 and $255 million of 95/8% Senior Notes, which refinanced $125 million of 9¾% Senior Notes in April 2003.

     Provision for Income Tax. We have recorded a net income tax benefit of $808,000 for the nine months ended September 30, 2004 compared to a tax provision of $6.0 million for the nine months ended September 30, 2003.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock decreased $8.5 million to $783,000 during the nine months ended September 30, 2004, from $9.3 million for the nine months ended September 30, 2003. This decrease is due to the redemption of the redeemable senior preferred stock in April 2003 and the Restructuring of the Series A and Series B preferred stock in February 2004.

Liquidity and Capital Resources

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2004 was $48.4 million compared to $57.5 million during the nine months ended September 30, 2003. Net cash flows from operations have decreased due to the decrease in operating income excluding the effects of depreciation and amortization and goodwill impairment. The interest charged on our Discount Notes accretes towards the principal balance through 2009. This non-cash interest expense is reflected in cash flows from operating activities. The increase in prepaid income taxes has increased our working capital and has negatively impacted cash flows from operations. The Company awaits income tax payment refunds and the effect will be reversed when such refunds are received.

     We normally operate with a working capital deficit because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We do record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 24-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which are deferred over 24 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to meet this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.

     Investing Activities. We invested $25.4 million and $28.4 million in capital expenditures and club acquisitions during the nine months ended September 30, 2004 and 2003, respectively. Our capital expenditures are net of landlord contributions of $2.1 million and $617,000 for the nine months ended September 30, 2004 and 2003, respectively. We estimate that for the year ended December 31, 2004, we will invest an additional $20.0 million in capital expenditures, which includes $3.8 million that management intends to invest to expand and renovate certain existing clubs, $8.2 million to continue to upgrade existing clubs and $737,000 to enhance our management information systems. The remainder of our 2004 capital expenditures will be committed to build or acquire clubs. Forecasted capital expenditures for the year ended December 31, 2004 totals $45.4 million. We expect that these expenditures, net of landlord contribution will be funded by cash flow provided by operations and available cash on hand.

     Financing Activities. Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $21.1 million for the same period in 2003.

     On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.3 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI. TSI Holdings debt is not collateralized by TSI, and TSI Holdings relies on the cash flows of TSI, with restrictions contained in the Senior Note Indenture, to service its debt.

     On February 6, 2004, all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50.6 million.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $512,000 in cash related to these exercises.

     On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68,944 and was paid on March 17, 2004. Also, in lieu of a common stock distribution, TSI Holdings’ vested common option holders were paid a total of $1.1 million recorded as payroll expense at the TSI level under GAAP.

     As of September 30, 2004, our total consolidated debt was $393.7 million. This substantial amount of debt could have significant consequences, including:

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

     As of September 30, 2004, we had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in 2011. Under the provisions of the Senior Note Indenture, we may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $50.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 4.0% or the bank’s prime rate plus 3.0% as defined, and we are required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. As of September 30, 2004, no borrowings were outstanding under this line. As of September 30, 2004 outstanding letters of credit totaled $3.5 million. As of September 30, 2004, we had approximately $46.5 million unutilized under the line of credit, which matures in April 2008, and has no scheduled amortization requirements. As of September 30, 2004 we also had $62.4 million of cash and cash equivalents.

     The credit agreement governing the line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of TSI. As of September 30, 2004 our Net Leverage Ratio, and Net Interest Coverage Ratio, as defined by the terms of the credit agreement are 3.5 and 3.0 to 1.0, respectively. Our ability to incur additional debt is limited by the terms of the credit agreement in that the Net Leverage Ratio, as defined, cannot exceed 4.0 to 1.0 and the Net Interest Coverage Ratio must be greater than 2.5 to 1.0, accordingly the availability under this facility was restricted to $34.3 million as of September 30, 2004.

     Our common stock is not publicly traded and therefore our ability to raise equity financing is not as readily available as it is for companies that have publicly traded common stock.

     We believe that we have or, will be able to obtain, or generate sufficient funds to finance our current operating and growth plans through the end of 2006. Any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2006. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.

     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition adjustments arising out of operations of the acquired clubs. These notes bear interest at rates between 5% an 9%, and are non-collateralized. The notes are due on various dates through 2012.

     The aggregate long-term debt, capital lease, and operating lease obligations as of September 30, 2004 were as follows:

	Payments Due by Period (in $’000)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt (1)	$393,517	$1,626	$1,734	$525	$389,632
Capital Lease Obligations (2)	179	179	—	—	—
Operating Lease Obligations (3)	636,506	50,555	104,266	99,179	382,506

Total Contractual Cash Obligations	$1,030,202	$52,360	$106,000	$99,704	$772,138

Notes:

(1)	The long-term debt contractual cash obligations include principal payment requirements only. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually.

(2)	Capital lease obligations represent principal and interest payments.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

Equity Transactions and Restructuring

     On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

     On February 4, 2004 TSI and its shareholders and TSI Holdings, entered into a Restructuring Agreement (“Restructuring”). In connection with this Restructuring, the holders of TSI’s Series A preferred stock, Series B preferred stock, and Class A common stock contributed their shares of the TSI’s capital stock to TSI Holdings in exchange for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to TSI the certificates representing all of TSI’s shares contributed in the aforementioned exchange. In return, TSI issued 1,000 shares of common stock to TSI Holdings, and cancelled the certificate representing TSI Shares contributed to it by TSI Holdings. In addition as part of the Restructuring, all holders of options to purchase Class A common stock of TSI exchanged their options for options to purchase an equal number of shares of Class A common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

     On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.3 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI.

     On February 6, 2004, all of TSI Holdings’ outstanding Series A and Series B Preferred stock were redeemed for a total of $50.6 million.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $512,000 in cash related to these exercises.

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

Forward-Looking Statements

     Certain statements in this report on Form 10-Q of the Company for the three and nine month periods ended September 30, 2004 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

Item 4. Controls and Procedures.

     (a) At the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004 the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time period specified in the SEC’s rules and forms.

     (b) There have been no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On February 13, 2003, in an action styled Joseph Anaya vs Town Sports International, Inc. et al. an individual filed suit against TSI in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. While the Company is unable to determine the ultimate outcome of the above action, it intends to contest the matter vigorously.

     We have in force fifty one million dollars of insurance to cover claims of this nature. If any such judgment exceeds the amount for which we are covered by insurance by $2.5 million, we would be in default under the credit agreement governing TSI senior secured revolving credit facility. Also, if any uninsured judgment, when aggregated with any other judgment not covered by insurance equals $5.0 million or more, the judgment would constitute an event of default under the indentures governing the Senior Notes and the Discount Notes. We anticipate that these matters will be covered by insurance.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits.

     (a) Exhibits

Exhibit 31.1	Certification by Robert Giardina pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Richard Pyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3	Certification by Mark Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by Robert Giardina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by Richard Pyle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3	Certification by Mark Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE: November 10, 2004	By:	/s/ Richard Pyle

Richard Pyle
Chief Financial Officer, Office of the President
(principal financial, accounting officer)

DATE: November 10, 2004	By:	/s/ Robert Giardina

Robert Giardina
Chief Executive Officer, Office of the President
(principal executive officer)