Form 10-K
period 2004-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2005-03-22
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number: 333-114210

Town Sports International Holdings, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	20-0640002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

888 SEVENTH AVENUE
NEW YORK, NEW YORK 10106
(212) 246-6700
(Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of Common Stock held by non-affiliates of the Registrant: Not applicable

     As of March 22, 2005 , there were 1,311,809 shares of Class A Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ITEM	Page
PART I

1. Business	3
2. Properties	13
3. Legal Proceedings	16
4. Submission of Matters to a Vote of Security Holders	16

PART II

5. Market for Registrant’s Common Stock Related Shareholder Matters, and Issuers Purchases of Equity Securities	16
6. Selected Financial Data	17
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
7A. Quantitative and Qualitative Disclosures About Market Risks	35
8. Financial Statements and Supplementary Data	35
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
9A. Controls and Procedures	35
9B Other Information	35

PART III

10. Directors, Executive Officers and Key Employees of the Registrant	36
11. Executive Compensation	37
12. Security Ownership of Certain Beneficial Owners and Management	41
13. Certain Relationships and Related Transactions	42
14. Principal Accountant Fees and Services	44

PART IV

15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-4.3: FORM OF CLASS A COMMON STOCK CERTIFICATE
EX-10.12 FIRST AMENDMENT TO PROFESSIONAL SERVICES AGREEMENT
EX-12: RATIO OF EARNINGS TO FIXED CHARGES
EX-21 SUBSIDIARIES
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-31.3 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION
EX-32.3 CERTIFICATION

TOWN SPORTS INTERNATIONAL, INC.
PART I

Item 1. Business

General

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2004, we owned and operated 135 fitness clubs and partly owned and operated two fitness clubs. These 137 clubs collectively served approximately 383,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members’ areas of both employment and residence. Our target member is college-educated, typically between the ages of 21 and 50 and earns an annual income between $50,000 and $150,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we serve. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. When entering new regions, we develop clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2004, approximately 50% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 92 clubs under the NYSC name within a 50 mile radius of New York City. We operate 19 clubs in the Boston region and 17 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a regional network of quality fitness clubs rather than a national chain.

     Historically, we have sold month-to-month membership payment plans that are generally cancelable by our members at any time with 30 days notice. Effective October, 2003, in an effort to improve our membership retention and to offer our members a wider range of available membership types from which to chose, we also began to sell one and two year commit memberships. These commit memberships are sold at a discount to the month-to-month non-commit membership plan. The one year commit membership is typically sold at the same monthly rate as the non-commit plan, (and dues are paid monthly) but with a discounted initiation fee. The two year commit memberships are typically sold at a 10% discount to the month-to-month plan also with a discounted initiation fee. As of December 31, 2004, approximately 59% of our members were under a month-to-month non-commit membership plan and 41% were under a commit membership plan. We believe members prefer to have the choice to commit for a year or two or to have the flexibility of the month-to-month non-commit plan.

     We have experienced significant growth over the past five years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening “greenfield” club locations (a greenfield club is a new location we have constructed). From January 1, 2000, to December 31, 2004, we have acquired 20 existing clubs and opened 37 greenfield clubs. In addition we have relocated four clubs, sold one club, and closed one club to increase our total clubs under operation from 86 to 137. From January 1, 2004 through December 31, 2004 we opened five new clubs and we acquired three clubs. We have achieved revenue growth over the five year period ended December 31, 2004 from $222.8 million for the year ended December 31, 2000 to $353.0 million for the year ended December 31, 2004.

	For the Years Ended December 31, (in $000s)
	2000	2001	2002	2003	2004
Revenue	$222,776	$280,382	$318,055	$341,172	$353,031
Increase over prior year	41.4%	25.9%	13.4%	7.3%	3.5%

     This growth has not only been driven by the addition of acquired and greenfield club locations, but also through mature club revenue growth, which has ranged from 1.6% to 18.6% for the five year period ended December 31, 2004. Such growth was 2.1% for the year ended December 31, 2004. Mature club revenue, (defined as those clubs that we operated for more than 24 months) growth has enabled us to increase revenue per weighted average club over the five year period ended December 31, 2004. Revenue per weighted average club (as defined in Selected Financial Data) has risen from $2.4 million for the year ended December 31, 2000 to $2.6 million for the year ended December 31, 2004. Based on our historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it matures. Because clubs experience little incremental cost associated with such revenue increases, we realize a greater proportionate increase in profitability. This operating leverage has allowed us to achieve increases in cash flows from operations over the five year period ended December 31, 2004 which has improved from $42.6 million in 2000 to $57.1 million for the year ended December 31, 2004.

	For the Years Ended December 31, (in $000s)
	2000	2001	2002	2003	2004
Operating income	$22,295	$27,705	$36,721	$42,596	$34,292
Increase (decrease) over prior year	112.5%	24.3%	32.5%	16.0%	(19.5)%
Cash flows from operations	$42,601	$45,073	$54,338	$58,870	57,125
Increase (decrease) over prior year	38.6%	5.8%	20.6%	8.3%	(3.0)%

     Over our 31-year history, we have developed and refined a model club format that allows us to cost effectively construct and efficiently operate our fitness clubs. Our urban model club ranges in size from approximately 15,000 to 25,000 square feet and averages approximately 20,000 square feet and our suburban clubs vary in size from 15,000 square feet to 90,000 square feet, with one club being 200,000 square feet. Excluding this single large club, our average suburban club is 25,000 square feet. Clubs typically have an open fitness area to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate group fitness class instruction and other exercise programs as well as massage. Locker rooms generally include a sauna and steam room. We seek to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience that we strive to make available to our members. We establish at least one flagship club that has amenities such as swimming pools or racquet and basketball courts in each of our key target areas.

     We engage in detailed site analyses and selection process based upon information provided by our development software to identify potential target areas for additional clubs based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to our existing 137 clubs in operation, we have three clubs that are completely constructed and pre-selling memberships in advance of their February 2005 opening.We also have nine new sites for which we have entered into lease commitments, and we have identified approximately 70 target areas in which we may add clubs under the brand names NYSC, BSC, WSC, or PSC. Once we begin to approach saturation of these regions, we will explore expansion opportunities in other markets in the United States sharing similar demographic characteristics to those in which we currently operate.

     We possess an experienced management team, four of the top five executives of which have been working together at the Company since 1990. We believe that we have the depth, experience and motivation to manage our internal and external growth, and that we have put in place the infrastructure and systems to manage effectively our planned expansion. We believe that the presence of such infrastructure will enable us over time to leverage certain fixed cost aspects of corporate overhead to realize increased operating margins as we continue to expand our club base.

Industry Overview

     Demographic trends have helped fuel the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation (ages 39 to 57) and the coming of age of their offspring, the “echo boomers” (ages eight to 26). In 2003, Americans over the age of fifty-five account for 6.9 million members, up nearly fourfold since 1993. Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2002) have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of fourteen and under the age of 85) has increased significantly from 10.9% in 1990 to 17.5% in 2003.

Fitness Club Revenues(1)
(in $ billions)

(1)	Industry revenues for 1991 and 1992 are not available.

U.S. Fitness Clubs Membership
(in millions)

     Total U.S. fitness club industry revenues increased from $6.5 billion in 1993 to $14.1 billion in 2003, while the total number of clubs increased from 11,655 in 1993 to 23,497 in 2003. Growth in club memberships increasing from 22.9 million in 1993 to 39.4 million in 2003. The fitness club industry continues to be highly fragmented. Less than 10% of clubs in the United States are owned and operated by companies that own more than 25 clubs, and the two largest fitness club operators each generate less than 8% of total fitness club revenues.

     As a large operator with recognized brand names, leading regional market shares and an established operating history, we believe we are well positioned to benefit from these favorable industry dynamics.

     We believe that the growth in fitness club memberships is attributable to several factors. Americans are focused on achieving a healthier, more active and less stressful lifestyle. Of the factors members consider very important in their decision to join a fitness club, the most commonly mentioned is health, closely followed by appearance related factors including muscle tone, looking better and weight control. We believe that the increased emphasis on appearance and wellness in the media has heightened the focus on self image and fitness and will continue to do so. We also believe that fitness clubs provide a more convenient venue for exercise than outdoor activities, particularly in densely populated metropolitan areas. According to published industry reports, convenience is an important factor in choosing a fitness club.

     We believe the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $99 per month; (ii) a middle tier consisting of clubs with monthly membership dues averaging between $35 and $99 per month; and (iii) a lower tier consisting of clubs with monthly membership dues averaging less than $35 per month. We compete in the middle tier in terms of pricing and because of our wide array of programs and services coupled with our commitment to customer service and our convenience to members work and home, we are positioned toward the upper end of this tier. Based upon the quality and service we provide to our members, we believe that we provide an attractive value to our members at the monthly membership dues we charge.

Marketing

     Our marketing campaign, which has become a large driver of our brand, is directed by our in-house media department which is headed by the Chief Executive Officer and our Vice President of Marketing. This team develops advertising strategies to convey each of the our regionally branded networks as the premier network of fitness clubs in that region. Our media team’s goal is to achieve broad awareness of our regional brand names primarily through radio, television, newspaper, billboard, and direct mail advertising. We believe that clustering clubs creates economies in our marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

     Advertisements generally feature creative slogans that communicate the serious approach we take toward fitness in a provocative and/or humorous tone, rather than pictures of our clubs, pricing specials or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training for a limited time at a discount to the standard rate. We will also offer reduced initiation fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs. Such incentive programs include a free month of membership, personal training sessions, or sports equipment.

     We also engage in public relations and special events to promote our image in the local communities. We believe that these public relations efforts enhance our image and the image of our local brand names in the communities in which we operate. We also seek to build our community image through advertising campaigns with local and regional retailers.

     Our web site www.mysportsclubs.com, provides information about club locations, program offerings, exercise class schedules and on-line promotions. The site also provides our members a venue to give us direct feedback on all of our services and offerings. We also use the site to promote career opportunities with the Company.

Sales

     Sales of new memberships are generally handled at the club level. We employ approximately 465 “in-club” membership consultants who are responsible for new membership sales. Each club generally has two or three full-time and one part-time membership consultants. These consultants report directly to the club general manager, who in turn report to their District Managers. Membership consultants’ compensation consists of a base salary plus commission. Sales commissions range from $45 to $70 per new member enrolled. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of our clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) the obligation on the part of the enrollee; (iii) the price/value relationship of a Town Sports membership; and (iv) access to value-added services. We believe that providing employees with opportunities for career advancement is essential to our ability to attract and retain qualified sales personnel. We also have a corporate sales department which has a staff of over 20 whose responsibility is to solicit group memberships through senior level corporate contacts.

     We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations to differing degrees. We have a streamlined membership structure to simplify the sales process. In addition, our proprietary centralized computer software ensures consistency of pricing and controls enrollment processing at the club level. As of December 31, 2004, our existing members were enrolled under three principal types of memberships.

     The Passport Membership, priced from $47 to $95 per month, is our higher priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately 50% of our members. In addition, we have introduced a Passport Premium membership at two select clubs, that includes a greater array of member services and facilities, at a price of $115 per month.

     The Gold Membership, priced from $38 to $86 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 49% of our members.

     The Off-peak Membership, priced from $39 to $75 per month, is the least expensive membership, and allows members to use any Town Sports club only during off-peak times. This membership is held by approximately 1% of our members.

     We also offer group or corporate membership plans that vary in price depending on the respective group’s needs. These plans are typically offered at a discount to that of individual plans.

     We are currently offering our Passport memberships at $95 per month for month-to-month memberships and $89 per month for one year commit memberships. Our Gold memberships are priced from $39 to $89 depending on the offerings and services provided at a given club as well as its location.

     By clustering a group of clubs in a geographic area, the value of our memberships is enhanced by our ability to offer Passport Memberships, which allow our members to use any of our clubs at any time. We believe the popularity of the Passport Membership results from the broader privileges and greater convenience this membership plan provides through the opportunity for members to access club facilities near to both their homes and workplace. Our clustering strategy also allows us to provide access to special facilities and programs such as tennis, squash, basketball and racquetball courts, swimming pools and programs targeted at children and other groups, through flagship locations strategically located in key target areas, without offering such facilities or programs in every location.

     In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and a one-time processing fee and monthly dues on an ongoing basis. Monthly Electronic Funds Transfer “EFT” of individual membership dues averaged approximately $66 per month for the year ended December 31, 2004. During that same period, initiation fees and processing fees averaged $78 for EFT members. We collect 92.6% of all monthly membership dues through EFT and EFT revenue constituted over 74.2% of consolidated revenue for the year ended December 31, 2004. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. We believe that our EFT program of monthly dues collection provides a predictable and stable cash flow for us, reduces the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, and working capital management. In addition, it enables us to increase our dues in an efficient and consistent manner which we typically do annually by between 1% and 3%, in line with cost of living increases. During the first week of each month, we receive the EFT dues for that month initiated by a third party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department.

     Our monthly net EFT revenue has increased by $6.9 million or 45.1% from $15.3 million in December, 2000 to $22.3 million in December, 2004. While we strongly encourage monthly EFT memberships, approximately 8% of our members (often corporate or group memberships) purchase paid-in-full memberships for a one year term.

	For the month ended December 31, (in $000s)
	2000	2001	2002	2003	2004
Monthly net EFT revenue	$15,353	$18,321	$21,204	$21,303	$22,274
Increase over prior year	34.7%	19.3%	15.7%	0.5%	4.6%

Ancillary Club Revenue

     Over the past five years we have expanded the level of ancillary club services provided to our members. Ancillary club revenue has increased by $22.1 million from $30.9 million in 2000 to $53.0 million in 2004. Increases in personal training revenue in particular have contributed to $15.0 million of the increase in ancillary revenue during this period. In addition we have added Sports Club for Kids and Group Exclusives (both additional fee for service programs) at selected clubs. Ancillary club revenue as a percentage of total revenue has increased from 13.9% for the year ended December 31, 2000 to 15.0% for the year ended December 31, 2004. Personal training revenue as a percentage of sales increased from 8.9% of revenue in 2000 to 9.9% of revenue in 2004.

	For the years ended December 31, (in $000s)
	2000	%	2001	%	2002	%	2003	%	2004	%
Total Revenue	$222,776	100.0%	$280,381	100.0%	$318,055	100.0%	$341,172	100.0%	$353,031	100.0%

Ancillary Club Revenue:
Personal training revenue	19,827	8.9%	25,358	9.0%	28,450	8.9%	31,170	9.1%	34,821	9.9%
Other ancillary club revenue	11,086	5.0%	14,781	5.3%	16,481	5.2%	17,269	5.1%	18,199	5.1%

Total ancillary club revenue	$30,913	13.9%	$40,139	14.3%	$44,931	14.1%	$48,439	14.2%	$53,020	15.0%

Club Format and Locations

     Our clubs are typically located in well-established, middle or upper-income residential, commercial or mixed urban neighborhoods within major metropolitan areas which are capable of supporting the development of a cluster of clubs. Our clubs generally have relatively high “retail” visibility, and close proximity to transportation. In the New York City, Boston and Washington, DC markets, we have created clusters of clubs in urban areas and their commuter suburbs aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services. We have begun establishing a similar cluster in Philadelphia.

     Approximately half of the clubs we operate are urban clubs while half are suburban. Our urban clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our suburban clubs vary in size from 15,000 square feet to 90,000 square feet, with one club being 200,000 square feet. Excluding this single large club, the average suburban club is 25,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is college educated, between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

     Our facilities include state-of-the-art cardiovascular equipment, including upright and recumbent bikes, steppers, treadmills, and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus, Free Motion, and Hammer Strength equipment; group exercise and cycling studio(s); the Sportsclub Network entertainment system; locker rooms, including shower facilities, towel service, and other amenities such as saunas and steam rooms; babysitting, and a retail shop. Each of our clubs are equipped with automated external defibrillators (“AED’s”). Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. At certain flagship locations, additional facilities are also offered, including swimming pools, racquet and basketball courts. Also, we have significantly expanded the availability of fee-based programming at many of our clubs, including programs targeted at children, members and non-member adult customers.

     We also offer our Xpressline strength workout at all of our clubs. Xpressline is a trainer-supervised, eight-station total-body circuit workout designed to be used in “twenty two minutes”, and accommodates all fitness levels. This service is provided for free to our members. We have also introduced FitMap, which is a visual tool that provides our members with guidance on how to use our equipment through safe progressions of difficulty.

     We have over 5,000 Sportsclub Network personal entertainment units installed in our clubs. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for television viewing; some also have a compact disk player and audio cassette players. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

Club Services and Operations

     We emphasize consistency and quality in all of our club operations, including:

     Management. We believe that our success is largely dependent on the selection and training of our staff and management. Our management structure is designed, therefore, to support the professional development of highly motivated managers who will execute our directives and support growth.

     Our enterprise is divided under regional operating lines, whereby our regional vice presidents of operations oversee the profit responsibility of a defined group, or cluster, of clubs. Reporting to these officers are regional functional departments as well as district managers. Reporting to these district managers are the individual club general managers. General managers are responsible for the day-to-day management of each club. At each level of responsibility, compensation is structured to align the company’s goals for profitability to each region, district or club.

     Corporate functional departments have been established to compliment each specific area of our clubs’ services, such as sales, training, group exercise programs, fitness equipment, programming, personal training, facility and equipment maintenance, housekeeping and laundry. This centralization allows local general managers at each club to focus on customer service, club staffing and providing a high quality exercise experience.

     Our club support division acts as the coordinator for all departments, and ensures consistency of policies and procedures across the entire organization.

     Personal Training. All of our fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. We have implemented a comprehensive staff education curriculum which progresses from basic knowledge and practical skills to advanced concepts and training techniques. Our education program provides professional standards to ensure that our trainers provide superior service and fitness expertise to our members. There are four levels of professional competency for which different levels of compensation are paid, with mandatory requirements trainers must meet in order to achieve and maintain such status. We believe the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout our club base. We believe that our personal training programs provide valuable guidance to our members and a significant source of incremental revenue from value-added services. In addition, we believe that members who participate in personal training programs have a longer membership life.

     Group Fitness. Our commitment to providing a quality workout experience to our members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes, among others. Our clustering strategy enables us to staff program instructors and professional personal trainers at more than one club. As a result, we can vary a given club’s instructors, while providing instructors sufficient classes to effectively and economically treat these instructors as full-time employees. All program instructors report to a centralized management structure, headed by the Vice President of Programs and Services whose department is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings. We also provide Group Exclusive offerings to our members, which are for-fee based programs that have smaller groups and provide more focused, and typically more advanced training classes. Some examples of these offerings include: Pilates, boxing camps, and cycling.

     Sports Clubs for Kids. During 2000, we began offering programs for children under the Sports Club for Kids (“SCfK”) brand. As of December 2004, SCfK was operating in 16 locations throughout our NYSC, BSC, and PSC regions. In addition to extending fitness offerings to a demographic not previously served by us, we expect that SCfK programming will help position our suburban clubs as family clubs, which should provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, martial arts and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive “learn-to-play” sports programs. In selected locations we also offer laser tag.

     Employee Compensation and Benefits. We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, district managers and general managers can achieve bonuses tied to financial and member retention targets for a particular club or group of clubs. We offer our employees various benefits including; health, dental, disability, insurance, pre-tax healthcare and dependent care accounts, and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher quality workout experience for those members who utilize such services.

Proprietary Centralized Information Systems

     We are utilizing a proprietary system developed internally to track and analyze sales, leads, and membership statistics, the frequency and timing of member workouts, multi-club utilization, value-added services and demographic profiles by member, which enables us to develop targeted direct marketing programs and to modify our broadcast and print advertising to improve consumer response. This system also assists us in evaluating staffing needs and program offerings. In addition, we rely on certain data gathered through our information systems to assist in the identification of new markets for clubs and site selection within those markets.

Information System Developments

     We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. After developing an information technology strategy to support the business strategy, we developed a comprehensive multi-year plan to replace or upgrade key systems.

     In 2003 we implemented a new fully integrated club management system. This system incorporates browser-based technology and open architecture to allow for scalability to support our projected growth and diversification of services. This system provides enhanced functionality for member services, contract management, electronic billing, point of sale, scheduling resources, and reservations. This club management system is continually enhanced to extend support for new business functionalities and to integrate with other applications. Plans for 2005 include integration with a customer relationship management software and a document management software.

     Our website was expanded in 2004 to incorporate e-business functionality for the sale of corporate memberships. We have built an intranet to provide the portal for the various browser-based applications utilized within the Company. Development of intranet features to support corporate communications, human resources programs, and training is ongoing. During the year, data warehousing capabilities were developed to enable enhanced managerial and analytical reporting.

     Numerous infrastructure changes have been implemented to accommodate our growth, to provide network redundancy, efficiencies in operations, and to improve management of all components of the technical architecture. In 2004, we constructed the Company’s disaster recovery site as well as a purpose-built member call center in a facility in Pennsylvania. The disaster recovery facility, including full network redundancy will be completely operational for key business systems in the first quarter of 2005.

Strategic Planning

     During 2001, we began a strategic planning process. That process produced a set of core values, a mission statement and a clear vision for our future. In support of this top-level strategic focus were a series of six strategic objectives. These, in turn, were supported by strategic initiatives. Finally, a series of quarterly metrics were established to help our senior management gauge our progress toward achieving our objectives.

     In the first two years after the initial strategic plan was issued, progress with initiatives was closely monitored by senior management and the plan was refined annually. By 2004, the Plan had become an integral part of TSI’s Executive Committee (who are comprised of the Chairman, Chief Executive Officer, Chief Financial Officer, Chief Development Officer, Chief Information Officer, Chief Operations Officer and our Senior Vice President of Strategic Planning) decision making process. Reflecting its role in the structural decisions being made, it was reviewed and refined quarterly. The execution of initiatives supporting each of the six strategic objectives for 2004 became the responsibility of the Executive Committee, with every member other than the Chairman responsible for at least one objective.

     The plan objectives have produced significant changes in our approach to our brand, our core business development process, our customer experience, our sales process and our technology strategy. Among these changes are a “flattening” of our club management structure, giving in-club management broader responsibility. This was coupled with a reduction of the span of control of district managers so that they can focus on fewer locations. Together with our information technology strategies, such changes reduced the administrative burden placed upon our club management staff and provide a platform for improved customer service. Other objectives have resulted in, among other changes, the realignment of direct responsibility for the in-club membership sales process, a new division handling corporate sales activity and club-level responsibility for personal training sales and service delivery.

     Our core business development initiatives have improved our ability to target markets and enhanced the accuracy of our business model. Finally, our information technology initiatives have resulted in an Intranet platform that now serves as the portal through which employees access many enterprise-wide software systems. It also provides information about marketing promotions, details about clubs and services, corporate directories and resources related to the administration of human resources.

     For 2005, we plan to drive the strategic planning process further into the organization. Selected divisions will develop strategy documents to improve the focus and efficiency of these groups. Because divisional strategy plans will support the our overall plan, they will improve the alignment of business processes with our high-level strategy.

Intellectual Property

     We have registered, various trademarks and service marks with the U.S. Patent and Trademark Office, including New York Sports Clubs, Washington Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, TSI, and Town Sports International, Inc. We continue to register other trademarks and service marks as they are created.

Competition

     The fitness club industry is highly competitive and continues to become more competitive as the number of health clubs in the U.S. has increased from 11,655 in 1993 to 23,497 in 2003. While we do not believe that there are dominant competitors in our markets, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry.

     The principal methods of competition include, pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation.

     We consider our service offerings to be in the mid-range of the value/service proposition and designed to appeal to a large portion of the population who attend fitness facilities. Competitors offering lower pricing and a lower level of service could compete effectively against our facilities if such an operator is willing to accept operating margins that are lower than ours. Furthermore, smaller and less expensive “weight loss” facilities designed to attract their target market present a competitive alternative for the de-conditioned market. The trend to larger outer-suburban family fitness centers, where there is more likely to be suitable real estate, could also compete effectively against our suburban “fitness-only” models.

Competitive position measured by # clubs

Market	# clubs	Position
Boston metro	19	Leading operator
New York metro	92	Leading operator
Philadelphia metro	6	#3 operator
Washington D.C. metro	17	#2 operator, although leader in urban center
Switzerland	3	Local operator only

     We also compete with other entertainment and retail businesses for the discretionary income of our target demographics. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies which are larger and have greater resources than we have, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates and real estate availability, thereby increasing costs associated with expansion through both acquisitions, and greenfields.

     We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are significant barriers to entry in our urban markets, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one, or a series of, acquisitions.

Employees

     At December 31, 2004, we had approximately 7,650 employees, of which approximately 2,900 were employed full-time. Approximately 370 employees were corporate personnel working in our Manhattan, Boston, Philadelphia or Washington, D.C. offices. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and consider our relations with our employees to be good. We believe that we offer employee benefits (including health, dental, disability insurance, pre-tax healthcare and dependent care accounts, and a 401(k) plan) which are superior to those generally offered by our competitors.

Government Regulation

     Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

     Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business; many others into which we may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

     Under so-called state “cooling-off” statutes, a new member has the right to cancel his or her membership for a short period set by the applicable jurisdictional law and, in such event, is entitled to a refund of any initiation fee and dues paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures and reasons for cancellation vary due to differing jurisdictional laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a fee is due upon cancellation and we may offset such amount against any refunds owed.

Forward-Looking Statements

     Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2004 are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks, and uncertainties, many of which are outside of our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission (“SEC”) filings by us. The information contained herein represents our best judgment as of the data hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect developments or information obtained after the date hereof and disclaim any legal obligation to the contrary. Such statements also will be influenced by the factors described below in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors That May Affect Future Results”.

Available Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at a regional public reference facility maintained by the SEC located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

Item 2. Properties

     The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed
New York Sports Clubs:
1. Manhattan	151 East 86th Street	January, 1977
2. Manhattan	61 West 62nd Street	July, 1983
3. Manhattan	614 Second Avenue	July, 1986
4. Manhattan	151 Reade Street	January, 1990
5. Manhattan	1601 Broadway	September, 1991
6. Manhattan	50 West 34th Street	August, 1992
7. Manhattan	349 East 76th Street	April, 1994
8. Manhattan	248 West 80th Street	May, 1994
9. Manhattan	502 Park Avenue	February, 1995
10. Manhattan	117 Seventh Avenue South	March, 1995
11. Manhattan	303 Park Avenue South	December, 1995
12. Manhattan	30 Wall Street	May, 1996
13. Manhattan	1635 Third Avenue	October, 1996
14. Manhattan	575 Lexington Avenue	November, 1996
15. Manhattan	278 Eighth Avenue	December, 1996
16. Manhattan	200 Madison Avenue	February, 1997
17. Manhattan	131 East 31st Street	February, 1997
18. Manhattan	2162 Broadway	November, 1997
19. Manhattan	633 Third Avenue	April, 1998
20. Manhattan	1657 Broadway	July, 1998
21. Manhattan	217 Broadway	March, 1999
22. Manhattan	23 West 73rd Street	April, 1999
23. Manhattan	34 West 14th Street	July, 1999
24. Manhattan	503-511 Broadway	July, 1999
25. Manhattan	1372 Broadway	October, 1999
26. Manhattan	300 West 125th Street	May, 2000
27. Manhattan	102 North End Avenue	May, 2000
28. Manhattan	14 West 44th Street	August, 2000
29. Manhattan	128 Eighth Avenue	December, 2000
30. Manhattan	2521-23 Broadway	August, 2001
31. Manhattan	3 Park Avenue	August, 2001
32. Manhattan	19 Irving Place	November, 2001
33. Manhattan	160 Water Street	November, 2001
34. Manhattan	230 West 41st Street	November, 2001
35. Manhattan	1221 Avenue of the Americas	January, 2002
36. Manhattan	200 Park Avenue	December, 2002
37. Manhattan	232 Mercer Street	September, 2004
38. Brooklyn, NY	110 Boerum Place	October, 1985
39. Brooklyn, NY	1736 Shore Parkway	June, 1998
40. Brooklyn, NY	179 Remsen Street	May, 2001
41. Brooklyn, NY	453 Fifth Avenue	August, 2003
42. Brooklyn, NY	7118 Third Avenue	May, 2004
43. Queens, NY	69-33 Austin Street	April, 1997
44. Queens, NY	153-67 A Cross Island Parkway	June, 1998
45. Queens, NY	2856-2861 Steinway Street	February, 2004
46. Staten Island, NY	300 West Service Road	June, 1998
47. Scarsdale, NY	696 White Plains Road	October, 1995
48. Mamaroneck, NY	124 Palmer Avenue	January, 1997
49. White Plains, NY	1 North Broadway	September, 1997
50. Croton-on-Hudson, NY	420 South Riverside Drive	January, 1998
51. Larchmont, NY	15 Madison Avenue	December, 1998
52. Nanuet, NY	58 Demarest Mill Road	May, 1998
53. Great Neck, NY	15 Barstow Road	July, 1989
54. East Meadow, NY	625 Merrick Avenue	January, 1999

Date Opened or Management
Location	Address	Assumed
55. Commack, NY	6136 Jericho Turnpike	January, 1999
56. Oceanside, NY	2909 Lincoln Avenue	May, 1999
57. Long Beach, NY	265 East Park Avenue	July, 1999
58. Garden City, NY	833 Franklin Avenue	May, 2000
59. Huntington, NY	350 New York Avenue	February, 2001
60. Syosset, NY	49 Ira Road	March, 2001
61. West Nyack, NY	3656 Palisades Center Drive	February, 2002
62. Woodmere, NY	158 Irving Street	March, 2002
63. Hartsdale, NY	208 E. Hartsdale Avenue	September, 2004
64. Somers, NY	Somers Commons, 80 Route 6	February, 2005
65. White Plains, NY	4 City Center	February, 2005 (replaces existing location)
66. Stamford, CT	6 Landmark Square	December, 1997
67. Stamford, CT	16 Commerce Road	January, 1998
68. Danbury, CT	38 Mill Plain Road	January, 1998
69. Stamford, CT	1063 Hope Street	November, 1998
70. Norwalk, CT	250 Westport Avenue	March, 1999
71. Greenwich, CT	6 Liberty Way	May, 1999
72. Westport, CT	427 Post Road, East	January, 2002
73. Greenwich, CT	67 Mason Street	February, 2004
74. East Brunswick, NJ	8 Cornwall Court	January, 1990
75. Princeton, NJ	301 North Harrison Street	May, 1997
76. Freehold, NJ	200 Daniels Way	April, 1998
77. Matawan, NJ	163 Route 34	April, 1998
78. Old Bridge, NJ	Gaub Road and Route 516	April, 1998
79. Marlboro, NJ	34 Route 9 North	April, 1998
80. Fort Lee, NJ	1355 15th Street	June, 1998
81. Ramsey, NJ	1100 Route 17 North	June, 1998
82. Mahwah, NJ	7 Leighton Place	June, 1998
83. Parsippany, NJ	2651 Route 10	August, 1998
84. Springfield, NJ	215 Morris Avenue	August, 1998
85. Colonia, NJ	1250 Route 27	August, 1998
86. Franklin Park, NJ	3911 Route 27	August, 1998
87. Plainsboro, NJ	10 Schalks Crossing	August, 1998
88. Somerset, NJ	120 Cedar Grove Lane	August, 1998
89. Hoboken, NJ	221 Washington Street	October, 1998
90. West Caldwell, NJ	913 Bloomfield Avenue	April, 1999
91. Jersey City, NJ	147 Two Harborside Financial Center	June, 2002
92. Newark, NJ	1 Gateway Center	October, 2002
93. Ridgewood, NJ	129 S. Broad Street	June, 2003
94. Westwood, NJ	35 Jefferson Avenue	June, 2004
95. Livingston, NJ	39 W. North Field Rd.	February 2005
96. Hoboken, NJ	1225 Willow Avenue	Opening 2005
97. Montclair, NJ	56 Church Street	Opening 2006
Boston Sports Clubs:
98. Boston, MA	561 Boylston Street	November, 1991
99. Boston, MA	1 Bulfinch Place	August, 1998
100. Boston, MA	201 Brookline Avenue	June, 2000
101. Boston, MA	361 Newbury Street	November, 2001
102. Boston, MA	350 Washington Street	February, 2002
103. Boston, MA	501 Boylston Street	Opening 2005 (replaces
existing location)
104. Boston, MA	560 Harrison Avenue	Opening 2005
105. Boston, MA	695 Altantic Avenue	Opening 2005
106. Allston, MA	15 Gorham Street	July, 1997
107. Natick, MA	Sherwood Plaza, 124 Worcester Rd	September, 1998
108. Weymouth, MA	553 Washington Street	May, 1999
109. Wellesley, MA	140 Great Plain Avenue	July, 2000
110. Andover, MA	307 Lowell Street	July, 2000
111. Lynnfield, MA	425 Walnut Street	July, 2000

Date Opened or Management
Location	Address	Assumed
112. Lexington, MA	475 Bedford Avenue	July, 2000
113. Franklin, MA	750 Union Street	July, 2000
114. Framingham, MA	1657 Worcester Street	July, 2000
115. Danvers, MA	50 Ferncroft Road	July, 2000
116. Cambridge, MA	625 Massachusetts Avenue	January, 2001
117. East Cambridge, MA	6 Museum way	January, 2001 (closes
April 2005)
118. West Newton, MA	1359 Washington Street	November, 2001
119. Waltham, MA	840 Winter Street	November, 2002
120. Watertown, MA	311 Arsenal Street	Opening 2005
Washington Sports Clubs:
121. Washington, D.C.	214 D Street, S.E.	January, 1980
122. Washington, D.C.	1835 Connecticut Avenue, N.W.	January, 1990
123. Washington, D.C.	1990 M Street, N.W.	February, 1993
124. Washington, D.C.	2251 Wisconsin Avenue, N.W.	May, 1994
125. Washington, D.C.	1211 Connecticut Avenue, N.W.	July, 2000
126. Washington, D.C.	1345 F Street, N.W.	August, 2002
127. Washington, D.C.	5346 Wisconsin Ave., N.W.	February, 2002
128. Washington, D.C.	1990 K Street, N.W.	February, 2004
129. Washington, D.C.	783 Seventh Street, N.W.	October 2004
130. Washington, D.C.	3222 M Street, N.W.	February 2005
131. Bethesda, MD	4903 Elm Street	May, 1994
132. North Bethesda, MD	10400 Old Georgetown Road	June, 1998
133. Germantown, MD	12623 Wisteria Drive	July, 1998
134. Silver Spring, MD	8506 Fenton Street	Opening 2005
135. Bethesda, MD	6800 Wisconsin Avenue	Opening 2006
136. Alexandria, VA	3654 King Street	June, 1999
137. Sterling, VA	21800 Town Center Plaza	October, 1999
138. Fairfax, VA	11001 Lee Highway	October, 1999
139. West Springfield, VA	8430 Old Keene Mill	September, 2000
140. Clarendon, VA	2700 Clarendon Boulevard	November, 2001
Philadelphia Sports Clubs:
141. Philadelphia, PA	220 South 5th Street	January, 1999
142. Philadelphia, PA	2000 Hamilton Street	July, 1999
143. Chalfont, PA	One Highpoint Drive	January, 2000
144. Cherry Hill, NJ	Route 70 and Kings Highway	April, 2000
145. Philadelphia, PA	1735 Market Street	October, 2000
146. Ardmore, PA	34 W. Lancaster Avenue	March, 2002
Swiss Sports Clubs:
147. Basel, Switzerland	St. Johanns-Vorstadt 41	August, 1987
148. Zurich, Switzerland	Glarnischstrasse 35	August, 1987
149. Basel, Switzerland	Basel FC Soccer Stadium	August, 2001

     We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated $788,000 of rental income for us during the year ended December 31, 2004. Our fitness clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2009), only three locations will expire without any renewal options. In each case we will endeavor to extend the lease or relocate the club or its membership base.

     We lease approximately 40,000 square feet of office space in New York City, and have smaller regional offices in Fairfax, VA, East Brunswick, NJ, Old Bridge, NJ, Philadelphia, PA, Stamford, CT and Wakefield, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Long Island City, Queens, NY and Brooklyn, NY, for storage purposes and for the operation of a centralized laundry facility for certain of our New York Sports clubs.

     As of December 31, 2004, 135 of the existing fitness clubs were wholly owned by us. Location No. 121 and 122 listed above were managed and partly owned by us, with our profit sharing percentages approximating 20% and 45% respectively. In addition, we provide management services at four university fitness clubs in which we have no equity interest.

Item 3. Legal Proceedings

     On February 13, 2003 in an action styled Joseph Anaya vs. Town Sports International, Inc. et al., an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003, seeking $2.0 billion in damages for personal injuries. His cause of action seeking punitive damages in the amount of $250.0 million dollars was dismissed on January 26, 2004. While the Company is unable to determine the ultimate outcome of the above action, it intends to contest the matter vigorously.

     We have in force $51.0 million of insurance to cover claims of this nature. If any such judgement exceeds the amount we are covered by insurance by $2.5 million, we would be in default under the credit agreement governing Town Sports International, Inc.’s senior secured revolving credit facility. Also, if any uninsured judgement, when aggregated with any other judgements not covered by insurance equals $5.0 million or more, the judgement would constitute an event of default under the indenture governing the notes. It is possible that a final settlement or award related to these matters may exceed our insurance coverage.

Depending upon the outcome, this matter may have a material effect on our consolidated financial position, results of operations or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matter

     Not applicable

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In $000s, except club and membership data)

     Set forth below is TSI Holdings’ selected historical consolidated financial, other data and club and membership data as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended December 31, 2002, 2003, and 2004 and the selected historical consolidated balance sheet data as of December 31, 2003 and 2004, were derived from the audited consolidated financial statements, which are included herein. The selected historical consolidated statement of operations data for the year ended December 31, 2000 and 2001 and the selected historical consolidated balance sheet data as of December 31, 2000, 2001 and 2002 were derived from our audited consolidated financial statements of the Company, which are not included herein. The information contained in this table and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto appearing elsewhere herein.

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenues	$222,776	$280,382	$318,055	$341,172	$353,031

Operating expenses:
Payroll and related	90,801	112,766	129,105	130,585	138,302
Club operating	68,806	88,941	99,113	111,069	116,847
General and administrative	14,626	18,785	21,368	21,995	24,719
Depreciation and amortization(1)	26,248	32,185	31,748	34,927	36,869
Goodwill impairment(2)	—	—	—	—	2,002

Operating income	22,295	27,705	36,721	42,596	34,292
Loss on extinguishment of debt(3)	—	—	—	7,773	—
Interest expense, net of interest income	13,120	14,527	16,421	23,226	38,600
Equity in the earnings of investees and rental income	(1,052)	(1,251)	(1,372)	(1,369)	(1,493)

Income (loss) from continuing operations before provision for corporate income taxes	10,227	14,429	21,672	12,966	(2,815)
Provision for corporate income taxes	5,031	6,853	9,709	5,537	1,090

Income (loss) from continuing operations	5,196	7,576	11,963	7,429	(3,905)
Loss from discontinued operations (4) (including loss on club closure of $996 in 2002), net of income tax benefit of $551	(365)	(530)	(767)	—	—
Cumulative effect of a change in accounting principle, net of income tax benefit of $612(5)	—	—	(689)	—	—

Net income (loss)	4,831	7,046	10,507	7,429	(3,905)
Accreted dividends on preferred stock	(9,016)	(10,201)	(11,543)	(10,984)	(784)

Net loss attributable to common stockholders	$(4,185)	$(3,155)	$(1,036)	$(3,555)	$(4,689)

Other Data:
Non-cash rental expense, net of non-cash rental income	$2,976	$4,224	$1,670	$1,650	$525
Non-cash compensation expense incurred in connection with stock options	1,836	1,149	1,207	198	64
Cash provided by (used in):
Operating activities	42,601	45,073	54,338	58,870	57,125
Investing activities	(72,076)	(59,083)	(43,715)	(43,351)	(40,686)
Financing activities	$5,715	$16,103	$(10,530)	$19,732	$265

	Year Ended December 31,
	2000	2001	2002	2003	2004
Club and Membership Data:
New clubs opened	9	12	8	3	5
Clubs acquired(6)	11	2	4	—	3
Closed, relocated or sold clubs	(1)	—	(2)	(3)	—
Wholly-owned clubs operated at end of period	103	117	127	127	135
Total clubs operated at end of period(7)	105	119	129	129	137
Members at end of period(8)	278,000	317,000	342,000	342,000	383,000
Mature club revenue increase (9)	18.6%	12.3%	4.1%	1.6%	2.1%
Revenue per weighted average club(10)	$2,403	$2,592	$2,581	$2,680	$2,680

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Working capital (deficit)	$(38,414)	$(42,565)	$(43,192)	$(9,087)	$7,259
Total assets	256,085	296,005	314,250	362,199	384,771
Long-term debt, including current installments	144,498	163,979	160,943	261,877	396,461
Redeemable senior preferred stock	48,029	54,687	62,125	—	—
Redeemable Series A preferred stock(11)	26,580	30,432	34,841	39,890	—
Total stockholders’ deficit(11), (12)	$(30,491)	$(32,797)	$(31,740)	$(34,294)	$(117,017)

(1)	Effective January 1, 2002 we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In connection with this implementation we no longer amortize goodwill, but rather test it for impairment when circumstances indicate it is necessary, and at a minimum annually. A reconciliation of reported net income to net income adjusted for the impact of SFAS 142 (in $000s) is as follows for the presented periods:

	Year ended December 31,
	2000	2001
Net income as reported	$4,831	$7,046
Goodwill amortization	3,545	4,436
Deferred tax benefit	(1,064)	(1,344)

Net income as adjusted	$7,312	$10,138

(2)	In the quarter ended March 31, 2004, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. As a result of this review, the Company determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor.

(3)	The $7.8 million loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% Old Notes representing interest incurred during the 30 day redemption notification period.

(4)	In the quarter ended December 31, 2002, we closed or sold two remote underperforming, wholly-owned clubs. In connection with the closure of one of the clubs, we recorded club closure costs of $996 related to the write-off fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the Consolidated Statement of Operations and prior periods have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of.

Loss from operations (shown in $’000s) from these discontinued clubs was as follows for the periods presented:

	Year ended December 31,
	2000	2001	2002
Loss from operations of discontinued clubs, (including loss on club closure of $996 in 2002)	$(597)	$(894)	$(1,318)
Benefit for corporate income tax	(232)	(364)	(551)

Loss from discontinued operations	$(365)	$(530)	$(767)

(5)	Effective January 1, 2002 we implemented SFAS 142. In connection with the SFAS 142 transitional impairment test we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689 in 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. The impairment loss recorded was measured by comparing the carrying value to the fair value of goodwill.

(6)	During 2000, we acquired two formerly partly-owned clubs and relocated one club on expiration of lease.

(7)	Includes wholly-owned or partly-owned and managed clubs.

(8)	Represents members at wholly-owned or partly-owned clubs.

(9)	We define mature clubs as those clubs operated by us for more than 24 months.

(10)	Revenue per weighted average club is calculated as total revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year.

(11)	We had 153,637 shares of Series A Redeemable Preferred Stock (“Series A”) outstanding at December 31, 2000, 2001, 2002 and 2003. We have reclassified our 2001 financial statements to account for a redemption feature included in the Series A stock, in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities (“EITF Topic No. D-98”). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. EITF Topic No. D-98 requires retroactive application in the first fiscal quarter ending after December 15, 2001 by reclassifying the financial statements of prior periods. The carrying value of the Series A stock, which was previously presented as a component of stockholders’ deficit, has been reclassified as redeemable preferred stock outside of stockholders’ deficit. The reclassification of the 2001 financial statements for the Series A stock had no effect on our net income, net loss attributable to common stockholders, cash flow provided by operations or total assets. The following sets forth the overall effect (in $’000s) of the reclassification on our stockholders’ deficit:

	As of December 31,
	2000	2001
Stockholders’ deficit prior to reclassification	$(3,911)	$(2,365)
Reclassification of Series A stock	(26,580)	(30,432)

Stockholders’ deficit after the reclassification	$(30,491)	$(32,797)

The balance sheet data for all periods presented have been adjusted to reflect the above reclassification.

(12)	In 2004 a common stock distribution totaling $68.9 million was paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the “Selected Consolidated Financial and Other Data” and our consolidated financial statements and the related notes included elsewhere in this annual report. This annual report contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2004, we operated 137 clubs that collectively served approximately 383,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members’ areas of both employment and residence. Our target member is college-educated, typically between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

     Each club facility is subject to a long-term facility lease with a third party landlord, with the exception of our East 86th Street, New York City, where we own part of the underlying real estate. Our principal capital investment is thus in the facility improvements and equipment and furnishings of each facility. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2004, approximately 50% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     Clustering of clubs also affords us significant additional benefits, including:

1)	Providing our members access to an extensive network of locations;

2)	Lower capital investment overall, by locating special programs, such as pools, racquet sports, etc. at selected clubs only;

3)	More cost effective regional management and control;

4)	Allocating certain costs such as advertising in a focused region over multiple locations;

5)	Strengthening brand awareness.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our NYSC brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 92 clubs under the NYSC name within a 50 mile radius of New York City. We operate 19 clubs in the Boston region, 17 clubs in the Washington D.C. region under our BSC and WSC brand names respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under the PSC brand name. In addition we operate three clubs in Switzerland. Our goal is to increase club square footage by ten percent per year, going forward. In 2003, we slowed our club expansion plans and maintained our club count at 129 while we recapitalized the Company to position it for future growth. In 2004, we opened or acquired six clubs in our NYSC market and two in our WSC market.

     We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     We consider that we have three principal sources of revenue:

          1) Our largest sources of revenue are dues and initiation fees paid by our members. This comprises over 83.6% of our total 2004 revenue. We recognize revenue from membership dues in the month when the services are rendered. Over 90% of our members pay their monthly dues by Electronic Funds Transfer, while the balance pay annually in advance. We recognize revenue from initiation fees over the expected average life of the membership, which is 24 months. It is important therefore to operate facilities that are convenient, offer good price/value relationship and have a wide variety of fitness service offerings in order to attract and retain members at each facility. More recently, our initiation fees recognized per new member sale have been depressed by our efforts to combat discounting by competitors in certain of our markets, as well as our offering of term commitment memberships at a discounted initial fee.

          2) We generated 9.9% of our 2004 revenue from personal training and 5.1% of revenue referred to as Other ancillary club revenue. Other ancillary club revenue consists of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products. This total ancillary club revenue stream has increased as a percentage of total revenue more recently as we have focused on increasing revenue per member from our maturing club base.

          3) The balance of our revenue (approximately 1.4% in 2004) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not wholly own. Revenue from sales of in-club advertising and sponsorships is also included in this section. We refer to this as Fees and Other revenue. Settlements from our business interruption insurance claim associated with the September 11 Events are seperately disclosed. These settlements occurred in 2002 and up until final settlement during 2003 and totaled $1.0 million and $2.8 million for the years ended December 31, 2002 and 2003, respectively.

     Revenue (in $’000s) is accordingly made up as follows:

	Years Ended December 31,
	2002	2003	2004
Membership dues	$255,501	$273,334	$282,716
Initiation fees	14,360	13,892	12,439
Personal training revenue	28,450	31,170	34,821
Other ancillary club revenue	16,481	17,269	18,199

Total club revenue	314,792	335,665	348,175
Other Revenue	2,238	2,707	4,856
Business interruption insurance proceeds	1,025	2,800	—

Total revenue	$318,055	$341,172	$353,031

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

     Variable costs are primarily related to ancillary club revenue related payroll, membership sales compensation, advertising, utilities, certain facility repairs, insurance and club supplies.

     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and our operating margins tend to improve.

     Our primary capital expenditures relate to the construction of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs for a new center approximates $3.0 million, on average, which could vary based on the costs of construction labor, as well the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and replacement of the fitness equipment each year for which we budget approximately 4.0% of each club’s annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on economic terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.

     During the last several years, we have increased revenues, operating income and cash flows provided by operating activities by expanding our club base in New York, Boston, Washington, D.C., and Philadelphia. As a result of expanding our club base and the relatively fixed nature of our operating costs, our operating income has increased from $22.3 million for the year ended December 31, 2000 to $34.3 million for the year ended December 31, 2004. Cash flows provided by operating activities increased from $42.6 million in 2000 to $57.1 million for the year ended December 31, 2004.

	For the Years Ended December 31, (in $000s)
	2000	2001	2002	2003	2004
Operating income	$22,295	$27,705	$36,721	$42,596	$34,292
Increase (decrease) over prior year	112.5%	24.3%	32.5%	16.0%	(19.5)%
Cash flows from operations	$42,601	$45,073	$54,338	$58,870	57,125
Increase (decrease) over prior year	37.6%	5.8%	20.6%	8.3%	(3.0)%

     We have focused on building or acquiring club facilities in areas where we believe the market is underserved or where new units are intended to replace existing units at their lease expiration. Based on our historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. As a result of our expansion, however, operating income margins may be negatively impacted in the near term, as further new clubs are added.

Historical Club Growth

	Year Ended December 31,
	2000	2001	2002	2003	2004
Clubs at beginning of period	86	105	119	129	129
Greenfield clubs(1)	9	12	8	3	5
Acquired clubs	11	2	4	—	3
Sold, relocated or closed clubs	(1)	—	(2)	(3)	—

Clubs at end of period(2)	105	119	129	129	137

Number of partly owned clubs included at the end of period(3)	2	2	2	2	2

(1)	A “Greenfield club” is a new location constructed by us.

(2)	We include in the club count wholly owned and partly owned clubs. In addition, as of December 31, 2004 we managed four additional university facility clubs in which we did not have an equity stake.

(3)	In March 2000, two clubs previously managed by us were purchased. Including these two clubs, the total number of clubs opened or acquired in 2000 totals 22.

Mature Club Revenue

     We define mature clubs as those clubs that were operated by us for the entire period of the period presented and that same entire period of the preceeding year. Under this definition, mature clubs for periods shown are those clubs that were operated for more than 24 months. Our mature club revenue increased 18.6%, 12.3%, 4.1%, 1.6% and 2.1% for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 respectively. We believe the decline in mature club revenue growth has been driven primarily by general economic softness, particularly in the New York metropolitan region. We have also seen increases in competition throughout our markets and this has depressed revenue growth at select mature clubs throughout our chain. In addition, we believe that the decline in mature club revenue growth is also attributable to a decrease in our club growth rate. Typically, clubs that are three and four years old show greater revenue improvements than our more mature clubs. Therefore, to the extent the rate of club growth decreases, we would expect a negative impact on future increases in mature club revenue growth.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	40.6	38.3	39.2
Club operating	31.2	32.6	33.1
General and administrative	6.7	6.4	7.0
Depreciation and amortization	10.0	10.2	10.4
Goodwill impairment	—	—	0.6

Operating income	11.5	12.5	9.7
Loss on extinguishment of debt	—	2.3	—
Interest expense	5.1	6.9	11.1
Interest income	—	(0.1)	(0.2)

Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)

Income from continuing operations before provision for corporate income taxes	6.8	3.8	(0.8)
Provision for corporate income taxes	3.1	1.6	0.3

Income (loss) from continuing operations	3.7	2.2	(1.1)
Loss from discontinued operations of closed clubs, net of income tax	(0.2)	—	—
Cumulative effect of a change in accounting principle, net of income tax	(0.2)	—	—

Net income (loss)	3.3	2.2	(1.1)
Accreted dividends on preferred stock	(3.6)	(3.2)	(0.2)

Net loss attributable to common stockholders	(0.3)%	(1.0)%	(1.3)%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Revenues. Revenues increased $11.8 million or 3.5%, to $353.0 million during 2004 from $341.2 million in 2003. This increase resulted from the 3 clubs opened or acquired in 2003 (approximately $4.9 million), and the eight clubs opened or acquired in 2004 (approximately $4.6 million). In addition, revenues increased during 2004 by approximately $6.8 million or 2.1% at our mature clubs (clubs owned and operated for at least 24 months). These increases were offset by a $2.5 million decrease in revenue related to the three clubs we relocated in 2003. In 2003 we received $2.8 million of insurance proceeds related to our business interruption insurance final settlement and such proceeds were classified with Fees and Other revenue. In 2004, no such business interruption proceeds were received.

     The 2.1% increase in mature club revenue is due to a 2.8% increase in membership and a 1.4% increase in ancillary revenue offset by a 2.1% decrease in membership price.

     Our mature club revenue increased 4.1%, 1.6% and 2.1% for the years ended December 31, 2002, 2003 and 2004, respectively.

     Operating Expenses. Operating expenses increased $20.2 million, or 6.8% to $318.8 million in 2004, from $298.6 million in 2003. The increase was due to the following factors:

     Payroll and related expenses increased by $7.7 million, or 5.9% to $138.3 million in 2004, from $130.6 million in 2003. This increase was attributable to the following factors:

•	In connection with the Restructuring and distribution to common stockholders of TSI Holdings, vested option holders, who did not exercise their options were paid a one-time bonus recorded as payroll expense in TSI under GAAP. This one-time payment totaled $1.1 million.

•	In an effort to increase membership satisfaction and improve our membership retention rates we have increased the level of in-house training and club support personnel; and we have moved from third-party contracted equipment maintenance and housekeeping services to in-house supplied labor for the services. These customer service efforts resulted in $2.4 million increase in payroll with a commensurate savings in club operating expenses.

•	Personal training and Sports Clubs for Kids programming payroll increased $2.0 million, or 9.3%, to support increases in revenue generated by these programs and services.

•	Payroll related to management in our legal, marketing, training and development and club operations departments increased a total of $486,000.

•	Payroll taxes and benefits increased $1.5 million due to increases in total payroll and increases in healthcare costs.

     Club operating increased by $5.7 million, or 5.1% to $116.8 million in 2004, from $111.1 million in 2003. This increase is principally attributable to the following:

•	A $4.1 million increase in rent expense principally resulting from increases related to clubs that have opened since, or expanded after, December 2003.

•	Facility repairs and maintenance costs increased $1.9 million, or 27.0% . Incremental costs to serve our initiative to increase member satisfaction and improve member retention have contributed to this increase.

•	In addition, we experienced a $611,000 increase in utilities due to increases in utility rates, and a 5.1% increase in square footage in operation.

•	The aforementioned increases in club operating expense were partially offset by a $789,000 decrease in advertising costs as well as a $314,000 decrease in equipment maintenance costs which were predominately outsourced to third parties in 2003 and moved to in-house labor in 2004.

     General and administrative increased by $2.7 million or 12.3% to $24.7 million in 2004, from $22.0 million in 2003:

•	Liability insurance expense increased by $690,000. Premiums increased $327,000 coupled with a favorable adjustment of $363,000 recorded in the first quarter of 2003, where we had adjusted our reserves related to premium audits.

•	We also experienced an increase of $700,000 in data communication lines costs. This related to the correction of our service provider’s billing errors in the first half of 2004 amounting to approximately $429,000. These costs have also increased due to data-line redundancies created at our clubs to safeguard against single line outages. Furthermore, data-line traffic has increased in 2004 with the completion of our Club Network systems rollout in 2003.

•	Accounting and tax consulting fees increased $622,000 principally due to an increase in accounting services related to our Senior Discount Note offering in February of 2004, and increases in consulting with respect to the Sarbanes Oxley Act - Section 404.

•	Legal fees increased by $447,000 principally due to an increase in number of new club leases and expansions executed

•	In an effort to increase member satisfaction and improve member retention rates, we have increased staff development and recruiting costs. These customer service efforts resulted in an increase of $292,000 over the prior year.

     Depreciation and amortization increased by $2.0 million or 5.7% to $36.9 million in 2004, from $34.9 million in 2003. This increase is principally attributable to increases in depreciation at new, expanded and remodeled clubs.

     Goodwill Impairment. In the quarter ended March 31, 2004, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. As a result of this review, the company determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor.

     Interest Expense. Interest expense increased $15. 6 million to $39.3 million in 2004 from $23.7 million in 2003. Interest expense increased $12.8 million due to the issuance of Senior Discount Notes in February 2004 while the remainder of the increase was principally due to the refinancing of our Senior Notes in April 2003 as discussed in Financing Activities.

     Interest Income. Interest income increased $299,000 to $743,000 in 2004 from $444,000 in 2003. This increase is due to increases in cash balances in 2004 compared to 2003. Average interest rates earned on cash balances also increased in 2004 when compared to 2003.

     Equity in the earnings of investees and rental income. Equity in the earnings of investees and rental income increased from $1.4 million in 2003 to $1.5 million in 2004 principally due to increases in rent charged to our tenant.

     Provision for Corporate Income Taxes. The provision for corporate income taxes decreased $4.4 million from $5.5 million in 2003 to $1.1 million in 2004. In 2004 we recorded tax charges related to:

•	A $597,000 increase in the deferred tax valuation allowance to reserve for state net operating losses that may not be utilized in future periods.

•	Change in the allocation factors used in the computation of our New York State taxes, caused by revenue, payroll and asset growth outside of New York State, resulting in a deferred tax charge of approximately $340,000;

•	Relief of our deferred tax asset totaling $1.1 million, associated with deferred compensation expense associated with stock options now exercised.

     Accreted Dividends on Preferred Stock. In connection with the February 4, 2004 Senior Discount Note offering, all outstanding Series A and Series B preferred stock were redeemed. After giving effect to these redemptions, our capital structure no longer has outstanding preferred stock and therefore no dividends have been accreted in periods subsequent to February 2004.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Revenues. Revenues increased $23.1 million or 7.2%, to $341.2 million during 2003 from $318.1 million in 2002. This increase resulted from the 12 clubs opened or acquired in 2002 (approximately $14.8 million), and the three clubs opened in 2003 (approximately $3.1 million). In addition, revenues increased during 2003 by approximately $4.9 million or 1.6% at our mature clubs (clubs owned and operated for at least 24 months). In 2003 we received $2.8 million of insurance proceeds related to our business interruption insurance settlement; a $1.8 million increase over the $1.0 million received in 2002. These increases were offset by a $1.7 million decrease in revenue related to the three clubs we relocated in 2003.

     The 1.6% increase in mature club revenue is due to a 0.9% increase in price, a 0.4% increase in membership and a 0.3% increase in ancillary revenue.

     Our mature club revenue increased 12.3%, 4.1% and 1.6% for the years ended December 31, 2001, 2002 and 2003, respectively. We believe the decline in mature club revenue growth had been driven primarily by the general economic climate, particularly in the New York metropolitan region. We have also seen increases in competition throughout our markets and this has depressed revenue growth at select mature clubs throughout our chain. In addition, we believe that the decline in mature club revenue growth is also attributable to the increasing age of our mature clubs.

     Operating Expenses. Operating expenses increased $17.2 million, or 6.1% to $298.6 million in 2003, from $281.3 million in 2002. This increase was due to a 3.3% increase in the total months of club operations to 1,528 in 2003 from 1,479 in 2002. The increase is also attributable to increases in club operating costs, particularly occupancy costs and utilities.

     Payroll and related expenses increased by $1.5 million, or 1.1% to $130.6 million in 2003, from $129.1 million in 2002. This increase was partially offset by a $1.0 million decrease in non-cash compensation expense which decreased from $1.2 million in 2002 to $197,000 in 2003. The non-cash compensation expense incurred during 2002 principally related to outstanding Series B stock options and such options were exercised in the first quarter of 2003.

     Club operating increased by $12.0 million, or 12.1% to $111.1 million in 2003, from $99.1 million in 2002. This increase is attributable to a 3.3% increase in the total months of club operations to 1,528 in 2003 from 1,479 in 2002. The increase is also attributable to a $2.4 million or 20.6% increase in utilities and a $7.6 million or 13.8% increase in occupancy costs. Occupancy costs increased due to increases in real estate taxes as well as increases in base rent associated with the opening of three flagship locations and several club expansions.

     General and administrative increased by $627,000, or 2.9% to $22.0 million in 2003, from $21.4 million in 2002. This increase is principally attributable to a $369,000 increase in liability and property insurance, as well as increases in information technology maintenance and related costs.

     Depreciation and amortization increased by $3.2 million or 10.0% to $34.9 million in 2003, from $31.7 million in 2002. This increase is attributable to:

•	Increases in depreciation related to our clubs built or acquired in 2002 and 2003 amounting to $1.8 million.

•	Increases in depreciation related to our 2002 and 2003 club expansions and remodels amounting to $1.6 million.

•	These increases were offset by a $164,000 decrease in amortization of intangible assets. The membership lists of the eleven clubs acquired in 2000 were fully amortized during 2002 and this gave rise to a $735,000 decrease offset by $571,000 of additional amortization of clubs acquired subsequent to 2000.

     Loss on Extinguishment of Debt. The $7.8 million loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% Notes representing interest incurred during the 30 day redemption notification period.

     Equity in the earnings of investees and rental income. Equity in the earnings of investees and rental income was $1.4 million in 2002 and 2003.

     Interest Expense. Interest expense increased $7.1 million to $23.7 million in 2003 from $16.6 million in 2002. Interest expense increased $8.8 million due to the refinancing of our Senior Notes as discussed in Financing Activities. This increase was partially offset by decreases in interest on credit line and subordinated credit line borrowings, which were completely repaid on April 16, 2003 in connection with the refinancing.

     On February 4, 2004 we received a total of $124.8 million in connection with the offering of 11.0% Senior Discount Notes (see also Liquidity and Capital Resources). Interest expense including the amortization of deferred financing costs, will increase approximately $13.0 million for the year ending December 31, 2004 when compared to the year ending December 31, 2003 due to this issuance.

     Interest Income. Interest income increased $306,000 to $444,000 in 2003 from $138,000 in 2002. This increase is due to increases in cash balances in 2003 compared to 2002.

     Provision for Corporate Income Taxes. The provision for corporate income taxes decreased $4.2 million from $9.7 million in 2002 to $5.5 million in 2003. Our effective tax rate decreased to 42.7% in 2003 from 44.8% in 2002 principally due to decreases in the effective New York State and New York City rates. With the exception of deferred tax assets of $384,000 related to certain state net operating loss carry-forwards, which have been reserved for, we expect future taxable income to be sufficient to realize the $16.8 million of net deferred tax assets.

     Accreted Dividends on Preferred Stock. Accreted dividends on the Preferred Stock decreased $559,000 to $11.0 million in 2003, from $11.5 million in 2002. Accreted dividends on Series A preferred stock increased $640,000 due to the compounding of accreted and unpaid dividends, and accreted dividends on the Series B preferred stock increased $1.1 million due to the increase in shares outstanding. These increases were offset by a $2.3 million decrease in redeemable senior preferred stock dividends. The redeemable senior preferred stock was redeemed in April 2003 and no dividends have been accreted thereafter.

Liquidity and Capital Resources

     Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the year ended December 31, 2004 was $57.1 million compared to $58.9 million during the year ended December 31, 2003. Net cash flows from operations have decreased due to the decrease in operating income when adjusted for certain non-cash operating expenses such as depreciation and amortization and goodwill impairment. Net cash provided by operating activities for the year ended December 31, 2003 was $58.9 million compared to $54.3 million for the year ended December 31, 2002. Cash flows from operations improved during this period with our increase in operating income, and in addition, because of the favorable impact of management’s exercise of stock options in 2003, which provided us with a current tax deduction of approximately $8.6 million.

     We normally operate with a working capital deficit because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 24 month period, which represents the approximate average life of a member. We do not believe we will have to meet this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and does not represent liabilities that must be funded with cash.

     Investing Activities. We invested $40.7 million and $43.4 million in capital expenditures and club acquisitions during years ended December 31, 2004 and 2003, respectively. For the year ending December 31, 2005, we are committed to invest an additional $57.5 million in capital expenditures, which includes $8.4 million that management intends to invest to expand and renovate certain existing clubs, $15.7 million to continue to upgrade and enhance existing clubs and $1.6 million to enhance our management information systems. The remainder of our 2005 capital expenditures will be committed to build or acquire clubs. These expenditures will be funded by cash flow provided by operations and available cash on hand.

     Financing Activities. Net cash provided by financing activities was $265,000 for the year ended December 31, 2004 compared to $19.7 million for the same period in 2003.

February 4, 2004 Restructuring

     On February 4, 2004 Town Sports International, Inc. (“TSI Inc.”) and affiliates and Town Sports International Holdings (“TSI Holdings”), a newly formed company, entered into a Restructuring Agreement. In connection with this Restructuring, the holders of TSI Inc.’s Series A Preferred Stock, Series B Preferred Stock and Class A Common stock contributed their shares of TSI Inc. to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to TSI Inc. the certificates representing all of TSI Inc.’s shares contributed in the aforementioned exchange and in return TSI Inc. issued 1,000 shares of common stock to TSI Holdings, and cancelled on its books and records the certificate representing TSI Inc.’s shares contributed to it by TSI Holdings.

     On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company. TSI Holdings debt is not collateralized by TSI, and TSI Holdings relies on the cash flows of TSI, with restrictions contained in the Senior Note Indenture, to service its debt.

     The use of proceeds from the Discount Note Offering were as follows:

Redemption of Series A and Series B Preferred Stock	$50,635
Common Stock distribution net of option exercise proceeds	68,404
Underwriting fees and other closing costs	4,378
Bonus paid to employees in lieu of distribution	1,144
Available for general corporate purposes	246

Total use of funds	$124,807

     On February 6, 2004, all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50.6 million.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539,000 in cash related to these exercises.

     On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68.9 million and was paid on March 17, 2004. Also, in lieu of a common stock distribution, vested common option holders were paid a total of $1.1 million recorded as payroll expense.

April 16, 2003 Refinancing Transaction

     On April 16, 2003, we successfully completed a refinancing of our debt. This refinancing included an offering of $255.0 million of 9 5/8% Senior Notes (“Existing Notes”) that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The Existing Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period. The uses of proceeds from the Note offering were as follows:

($000s)
Redemption of existing 9 3/4% Senior Notes, principal and interest	$126,049
Call premium on existing 9 3/4% Senior Notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,578
Available for general corporate purposes	36,275

Total use of funds	$255,000

     As of December 31, 2004, our total consolidated debt was $396.5 million. This substantial amount of debt could have significant consequences, including:

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

     As of December 31, 2004, we had $137.6 million of Senior Discount Notes and $255.0 million of Senior Notes outstanding. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.

     Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $50.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 4.0% or the bank’s prime rate plus 3.0% as defined, and we are required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. As of December 31, 2004, no borrowings were outstanding under this line. As of December 31, 2004 outstanding letters of credit totaled $4.7 million. As of December 31, 2004, we had approximately $45.3 million unutilized under the line of credit, which matures in April 2008, and has no scheduled amortization requirements. In addition, as of December 31, 2004 we had $57.5 million of cash and cash equivalents.

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.50 and 2.75:1.00 during 2004 and 2005 respectively, and a maximum permitted total leverage ratio of 3.75:1.00 from December 31, 2004 through December 31, 2005 and 3.5:1.00 from December 31, 2005 through September 29, 2006. These covenants limit the Company’s ability to incur additional debt, and as of December 31, 2004, permitted additional borrowing capacity under the Senior Credit Facility was limited to $24.8 million.

     We believe that we have or will be able to obtain or generate, sufficient funds to finance our current operating and growth plans through the end of 2009. Any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2009. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.

     Notes payable were incurred upon the acquisition of various clubs and are subject to the right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes bear interest at rates between 5% an 9%, and are non-collateralized. The notes are due on various dates through 2012.

Contractual Obligations and Commitments Summary

     The aggregate long-term debt, capital lease, and operating lease obligations as of December 31, 2004 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt(1)	$396,446	$1,210	$1,581	$451	$393,204
Capital Lease Obligations(2)	15	15	—	—	—
Operating Lease Obligations(3)	670,645	54,457	114,155	106,702	395,331

Total Contractual Cash Obligations	$1,067,106	$55,682	$115,736	$107,153	$788,535

Notes:

(1)	The long-term debt contractual cash obligations include principal payment requirements on our 9 5/8% Senior Notes and our 11% Discount Notes. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually and our Discount Notes will accrete another $76.4 million of interest through 2009.

(2)	Capital lease obligations represent principal and interest payments.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

Equity Transactions and Restructuring

     On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

     On February 4, 2004 TSI Inc. and its shareholders and Town Sports International Holdings, Inc., (“TSI Holdings”) a newly formed company, entered into a Restructuring Agreement (“Restructuring”). In connection with the Restructuring, the holders of the TSI’s Series A Preferred Stock, Series B Preferred Stock, and Class A Common stock contributed their shares of TSI to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to TSI the certificates representing all of the TSI’s shares contributed in the aforementioned exchange. In return TSI issued 1,000 shares of common stock to TSI Holdings, and cancelled the certificate representing TSI’s Shares contributed to it by TSI Holdings. In addition as part of the Restructuring, all holders of options to purchase Class A Common stock of TSI exchanged their options for options to purchase an equal number of shares of Class A Common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

     On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

     On February 6, 2004, all of TSI Holdings’ outstanding Series A Preferred stock and Series B Preferred stock were redeemed for a total of $50.6 million.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539,000 in cash related to these exercises.

     On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68.9 million and was paid on March 17, 2004. Also, in lieu of a common stock distribution, certain vested common option holders were paid a total of $1.1 million recorded as payroll expense.

Recent Changes in or Recently Issued Accounting Standards

     In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 address whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influences through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either commin stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influences over the operating and financial policies of the investee. The adoption of EITF Issue No. 02-14 had no impact on the company.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of

SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companied to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but the “modified retrospective” method also permits entities to restate financial statements of previous periods on proforma disclosures made in accordance with SFAF 123.

          We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

          SFAS 123R also requires that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

          We will adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use.

September 11, 2001 Events

     The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four of our clubs located in downtown Manhattan. Three of the affected four clubs were back on operation by October 2001, while the fourth club reopened in September 2002.

     We carry business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175,000 receivable and received additional on-account payments of $1.0 million. In 2003, we received $2.8 million from our insurer and we entered into a final settlement agreement. These on-account and final payments were classified in Fees and Other revenues when received.

Use of Estimates and Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of, and expense incurred in connection with stock options and warrants, legal contingencies and the estimated membership life.

     Our one-time member initiation fees and related direct expenses are deferred, and recognized, on a straight-line basis, in operations over an estimated membership life of 24 months. This estimated membership life has been derived from actual membership retention experienced by us. Although the average membership life approximated 24 months over each of the past several years, this estimated life could increase or decrease in future periods. Consequently, the amount of initiation fees and direct expenses deferred by us would increase or decrease in similar proportion.

     Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are thirty years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

     Long-lived assets, such as fixed assets, and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future.

     Effective January 1, 2002, we implemented SFAS 142. There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS 142 implementation. In connection with the SFAS 142 transition impairment test we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612,000 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units. In 2003, the Company did not have to record a charge to earnings for an impairment of goodwill as a result of its annual review conducted during the first quarter.

     As of December 31, 2004 our net deferred tax assets totaled $12.7 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. Our pre-tax profit was $21.7 million, $13.0 million, and current tax liabilities were $10.3 million and $2.1 million for the years ended December 31, 2002 and 2003, respectively. During the year ended December 31, 2004 our pre-tax loss was $2.8 million. During 2004, we incurred $12.7 million of additional interest expense related to our February 2004, issuance of the Discount Notes. In addition, we incurred $1.1 million of payroll expense related to a special bonus paid to common stockholders and we recorded a $2.0 million goodwill impairment charge. We believe as our club base continues to expand, we will improve our profitability in years going forward and realize our deferred tax assets. Given our profitability in past years and expected future profitability, the weight of available evidence indicates we will be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of, or the entire net deferred tax assets, the write-down of this asset could have a significant impact on our financial statements.

Factors That May Affect Future Results

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We currently have a substantial amount of debt. As of December 31, 2004, our total consolidated debt was $396.5 million.

          Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

     Subject to specified limitations, the indenture relating to the Discount Notes will permit us and our subsidiaries to incur substantial additional debt. In addition, as of December 31,2004, we had $45.3 million of unutilized borrowings under our senior secured revolving credit facility of which $24.8 million was available subject to certain limitations. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

 Servicing our debt will require, in aggregate, approximately $750 million (comprised of principal and interest) of cash, and our ability to generate sufficient cash flows depends upon many factors, some of which are beyond our control.

     Our ability to make payments on and refinance our $396.5 million of debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual and Commitments Summary” for a description of the aggregate long-term debt, capital lease, and operating lease obligations as of December 31, 2004. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We may be unable to continue to generate cash flow from operations at current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our existing debt or obtain additional financing. We cannot assure that any refinancing of this kind would be possible or that any additional financing could be obtained.

The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under our debt.

 Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets pay our indebtedness.

     The indenture governing the Discount Notes and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture govering the Discount Notes and certain of our other agreements regarding our indebtedness restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	consummate certain asset sales;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

     In addition, our senior secured revolving credit facility requires TSI, Inc. to maintain specified financial ratios and satisfy certain financial condition tests that may require TSI, Inc. to take action to reduce its debt or to act in a manner contrary to its business objectives. Such ratios include:

•	ratio not less than ranging from 2.50:1.00 to 3.50:1.00, depending on the period, of EBITDA as defined in the credit agreement governing our senior secured credit facility to interest expense;

•	ratio not greater ranging from 4.00:1.00 to 2.75:1.00, depending on the period, of indebtedness to EBITDA as defined in the credit agreement governing our senior secured credit facility; and

•	ratio not greater than 1.00:1.00 of senior secured indebtedness to EBITDA as defined in the credit agreement governing our senior secured credit facility.

     As of December 31, 2004 we are required to maintain an EBITDA as defined in the credit agreement governing our senior secured credit facility to interest expense ratio of no less than 2.50:1.00, an indebtedness to EBITDA as defined in the credit agreement governing our senior secured credit facility ratio of not greater than 3.75:1.00 and a senior secured indebtedness to EBITDA as defined in the credit agreement governing our senior secured credit facility ratio of not greater than 1.00:1.00. As of December 31, 2004 our position relative to such ratios was 3.11:1.00, 3.43:1.00 and 0.14:1.00, respectively.

     Events beyond our and TSI, Inc.’s control, including changes in general economic and business conditions, may affect our and TSI, Inc.’s ability to meet those financial ratios and financial condition tests. We and TSI, Inc. may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the indenture governing the Discount Notes, TSI, Inc.’s senior secured revolving credit facility and the indenture governing the senior notes issued by TSI, Inc. If an event of default under TSI, Inc.’s senior secured revolving credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If an event of default occurs under the indenture governing the senior notes issued by TSI, Inc., the noteholders could elect to declare due all amounts outstanding thereunder, together with accrued interest. If any such event should occur, we might not have sufficient assets to pay our indebtedness.

 Our cash and cash equivalents are concentrated in one bank.

     Our cash and cash equivalents are held, primarily, in a single commercial bank. These deposits are not collateralized. In the event the bank becomes insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the bank.

 We may experience losses in our recently opened greenfield clubs.

     We have opened a total of 8 new club locations that we have constructed (or greenfield clubs) in the 24 month period ending December 31, 2004. Upon opening a greenfield club, we typically experience an initial period of club operating losses. Although we often pre-sell memberships, such enrollment typically generates insufficient revenue for the club to generate positive cash flow. As a result, a greenfield club typically generates an operating loss in its first full year of operation and substantially lower margins in its second full year of operations than a mature club. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as increased depreciation and amortization expenses, which will further negatively impact net income. A greenfield club typically reaches mature membership levels in three to four years. We may, at our discretion, accelerate or expand our plans to open new greenfield clubs, which may adversely affect results from operations temporarily.

 Our inability to acquire additional capital on acceptable terms to finance future expansion would adversely impact our competitive position.

     The opening of greenfield clubs and the acquisition of existing clubs requires considerable capital. Any material acceleration or expansion of that plan through additional greenfields or acquisitions, to the extent such acquisitions include cash payments, may require us to pursue additional sources of financing. We cannot assure that financing will be available or that it will be available on acceptable terms. The inability to finance accelerated expansion on acceptable terms may negatively impact our competitive position and/or materially adversely affect our business, results of operations or financial condition.

 We may be unable to attract and retain members, which could have a negative effect on our business.

      The performance of our clubs is dependent on our ability to attract and retain members, and we may not be successful in these efforts, or that the membership levels at our clubs will not materially decline. Most of our members can cancel their club membership at any time upon 30 days’ notice. In addition, there are numerous factors that could lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including harm to our reputation, a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions. As a result of these factors, membership levels might not be adequate to maintain or permit the expansion of our operations. In addition, a decline in membership levels may have a material adverse effect on our performance, financial condition and results of operations.

 Our geographic concentration heightens our exposure to adverse regional developments.

     As of December 31, 2004, we operated 92 fitness clubs in the New York metropolitan market, 19 fitness clubs in the Boston market, 17 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as, economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

 The high level of competition in the fitness club industry could make it difficult for us to generate sufficient cash flow to service our debt.

     The fitness club industry is highly competitive. We compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent,with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income of our target markets. We might not be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies that are larger and have greater resources than us, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or greenfield locations, thereby increasing costs associated with expansion through both acquisitions, and lease negotiation and real estate availability for greenfields. See “Business–Competition.”

We could be subject to claims related to health or safety risks at our clubs.

     Use of our clubs poses some potential health or safety risks to members or guests through exertion and use of our services and facilities including exercise equipment. Claims against us for death or injury suffered by members or their guests while exercising at a club might be asserted. We might not be able to successfully defend such claim. Additionally, we might not be able to maintain our general liability insurance on acceptable terms in the future or that such insurance will provide adequate coverage against potential claims. A claim has been filed against us by an individual for injuries sustained at one of our club locations for two billion dollars in damages for personal injuries. “Business — Legal Proceedings.”

 Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

     We are dependent on the continued services of our senior management team, particularly Mark Smith, Chairman; Robert Giardina, Chief Executive Officer; Richard Pyle, Chief Financial Officer; Alexander Alimanestianu, Chief Development Officer and Randy Stephen, Chief Operating Officer. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs. See “Management — Directors and Executive Officers.”

 We are subject to extensive government regulation and changes in these regulations could have a negative effect on our financial condition.

     Our operations and business practices are subject to federal, state and local government regulation in the various jurisdictions in which our clubs are located, including: (1) general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships, (2) state and local health regulations, (3) federal regulation of health and nutritional supplements, and (4) regulation of rehabilitation service providers. Although we are not aware of any proposed changes in any statutes, rules or regulations, any changes in such laws could have a material adverse effect on our financial condition and results of operations. See “Business — Government Regulation.”

 The occurrence of extraordinary events, such as war in Iraq or elsewhere may increase the likelihood of a major terrorist attack in the United States, which may adversely affect our clubs, resulting in a decrease in our revenues.

     The United States is currently engaged in a military action in Iraq. Such military action may increase the likelihood of another major terrorist attack in the United States. Our geographic concentration in the major cities in the Northeast and Mid-Atlantic regions and, in particular, the New York and Washington, D.C. areas, heightens our exposure to such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. Future terrorist attacks cannot be predicted, and their occurrence can be expected to further negatively affect the United States economy generally, and specifically the regional markets in which we operate.

 Our continued growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business and the value of your investment.

     Over the past five years, we have experienced significant growth in our business activities and operations, including an increase in the number of our clubs. Our past expansion has placed, and any future expansion will place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations functions. These processes are time-consuming and expensive, will increase management responsibilities and will divert management attention.

 The opening of new clubs in existing locations may negatively impact our same-center revenue increases and our operating margins.

     We currently operate centers throughout the Northeastern United States. We have committed to open 12 additional centers, three of which opened on February 1, 2005. Each of these 12 openings are in existing markets. With respect to existing markets, it has been our experience that opening new clubs may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets, and because older centers will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

     Another result of opening new clubs is that our club operating margins may be lower than they have been historically while the clubs build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened clubs to affect our club operating margins at these new clubs.

Inflation

     Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Seasonality of Business

     Seasonal trends have a limited effect on our overall business. Generally, we experience greater membership growth at the beginning of each year and experience an increased rate of membership attrition during the summer months. In addition, during the summer months, we experience a slight increase in operating expenses due to our outdoor pool and summer camp operations, matched by seasonal revenue recognition from seasonal pool memberships and camp revenue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during 2004, our interest income from cash equivalents would have increased by approximately $600,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during 2004.

Item 8.Financial Statements and Supplementary Data

          The Registrant’s Financial Statements are listed in the index appearing under item 15.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9A. Controls and Procedures

          (a) At the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004 the Company’s disclosure controls and procedures were effective ensuring that material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act..

          (b) There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

          Not Applicable

PART III

Item 10. Directors, Executive Officers and Key Employees of the Registrant

     The following table sets forth the names, ages and a brief account of the business experience of each person who is a director or executive officer of Town Sports.

Name	Age	Position
Mark Smith	45	Chairman and Director
Robert Giardina	47	Chief Executive Officer, Office of the President
Alexander Alimanestianu	46	Chief Development Officer, Office of the President
Richard Pyle	46	Chief Financial Officer, Office of the President
Randy Stephen	47	Chief Operating Officer
Keith E. Alessi	50	Director
Paul Arnold	58	Director
Bruce Bruckmann	51	Director
J. Rice Edmonds	34	Director
Jason Fish	47	Director

     Mark Smith joined us in 1985 and has served as Chief Executive Officer from 1995 to 2001 and became Chairman in January 2002. Prior to these appointments, he held the position of Executive Vice President of Development and International Operations. Mr. Smith has also served as a director since September 1995. He was appointed to the Board of the International Health, Racquet and Sportsclub Association (the club industry trade association) in 2001. Before joining us, Mr. Smith was a chartered accountant with Coopers & Lybrand in New York City, London and New Zealand, and a professional squash player.

     Robert Giardina joined us in 1981 and has served as President and Chief Operating Officer from 1992 to 2001, and became Chief Executive Officer in January 2002. With over 30 years of experience in the club industry, Mr. Giardina has expertise in virtually every aspect of facility management and club operations. In addition to operations, Mr. Giardina has primary responsibility for sales and marketing.

     Alexander Alimanestianu joined us in 1990 and became Executive Vice President, Development in 1995 and Chief Development Officer in January 2002. From 1990 to 1995, Mr. Alimanestianu served as Vice President and Senior Vice President. Before joining us, he worked as a corporate attorney for six years with one of our outside law firms. Mr. Alimanestianu has been involved in the development or acquisition of over 100 of our clubs.

     Richard Pyle, a British chartered accountant, joined us in 1987 and has been chiefly responsible for our financial matters since that time, as a Vice President in 1988, Senior Vice President and Chief Financial Officer in 1992 and Executive Vice President and Chief Financial Officer in 1995, successively. Before joining us, Mr. Pyle worked in public accounting (in the United States, Bermuda, Spain and England) specializing in the hospitality industry, and as the corporate controller for a British public company in the leisure industry.

     Randy Stephen joined us in 2002 as Chief Operating Officer. Prior to joining us and since 1987, Mr. Stephen held various positions with Circuit City Stores, including Director of Human Resources and General Manager. In 1995, he was appointed Circuit City Stores’ Vice President, Corporate Operations, focusing on marketing, promotions and business process re-engineering and in 1996 he became the Northeast Division President. Prior to 1987, Mr. Stephen worked with several premier retailers including Eastern Mountain Sports, Eddie Bauer, Keeger & Sons and Britches of Georgetown.

     Keith E. Alessi has served as a director of Town Sports since April 1997 and is currently serving pursuant to the stockholder’s agreement. Mr. Alessi is an adjunct professor of Law at Washington and Lee University School of Law. Mr. Alessi served as President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc. from March 1998 to April 2000. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson Hewitt, Inc.

     Paul Arnold has served as a director of Town Sports since April 1997 and is currently serving pursuant to the stockholder’s agreement. Mr. Arnold has served as Chairman and Chief Executive Officer of Cort Business Services, Inc., a Berkshire Hathaway Company, since 2000. From 1992 to 2000, Mr. Arnold served as President, Chief Executive Officer and Director of Cort Business Services. Prior to 1992, Mr. Arnold held various positions over a 24 year period within Cort Furniture Rental, a division of Mohasco Industries. Mr. Arnold is currently a Director of Relocation Central Corp. and Penhall International, Inc.

     Bruce Bruckmann has served as a director of Town Sports since December 1996 and is currently serving as a director designated by BRS pursuant to the stockholder’s agreement. Since 1994, Mr. Bruckmann has served as Managing Director of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. Mr. Bruckmann is currently a director of Mohawk Industries, Inc., H&E Equipment Services L.L.C. and Anvil Knitwear, Inc. and several private companies.

     J. Rice Edmonds has served as a director of Town Sports since July 2002 and is currently serving as a director designated by BRS pursuant to the stockholder’s agreement. Mr. Edmonds is a Principal of BRS. Prior to joining BRS in 1996, Mr. Edmonds worked in the high yield finance group of Bankers Trust. Mr. Edmonds is currently a director of H&E Equipment Services L.L.C., Real Mex Restaurants, Inc., McCormick & Schmick Restaurant Corporation, The Sheridan Group, Inc., Penhall International, Inc. and several other private companies.

     Jason Fish has been a director of Town Sports since December 1996 and is currently serving as a director designated by the Farallon Entities pursuant to the stockholder’s agreement. Mr. Fish is a co-founder and President of CapitalSource Inc., and a member of CapitalSource’s board of directors, a position he has held since September 2000. Prior to founding CapitalSource, Mr. Fish was employed from 1990 to 2000 by Farallon Capital Management, L.L.C., serving as a managing member from 1992 to 2000. Before joining Farallon, Mr. Fish worked at Lehman Brothers Inc., where he was a Senior Vice President responsible for its financial institution investment banking coverage on the West Coast.

Code of Ethics

     The Company has adopted a written Code of Ethics and Business Conduct, which applies to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Interested persons may obtain a copy of our Code of Ethics and Business Conduct without charge by writing to Town Sports International, Holdings Inc., Attention: Robert Herbst, Vice President and General Counsel, 888 Seventh Avenue, New York, New York 10106.

Audit Committee

     The Audit Committee of the Board of Directors is comprised of three directors, who are all financially literate. Keith Alessi is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation

     The following table summarizes the compensation paid to or earned for all services rendered to us in all capacities during 2004, 2003 and 2002 by our Chief Executive Officer and the other four highest compensated executive officers. The table below includes compensation paid by TSI Holdings, Inc. and its predecessor, TSI, Inc., for services rendered on our behalf. We refer to the officers listed in the following table in this Form 10-K as our named executive officers.

Summary Compensation Table

					Long-Term
					Compensation
					Awards
					Common
					Stock
				Other Annual	Underlying
		Salary	Bonus (1)	Compensation	Options/SARs
Name and Principal Position	Period	($)	($)	($)	(#)
Mark Smith	2004	443,286	429,000	—	6,000(2)
Chairman	2003	434,594	511,133	—	—
	2002	426,072	429,224	—	—
Robert Giardina	2004	420,423	349,710	—	6,000(2)
Chief Executive Officer,	2003	412,179	406,227	—	—
Office of the President	2002	404,097	327,312	—	—
Richard Pyle	2004	312,395	212,474	—	5,000(2)
Chief Financial Officer,	2003	306,270	251,746	—	—
Office of the President	2002	236,539	252,815	—	—
Alexander Alimanestianu	2004	312,395	212,474	—	5,000(2)
Chief Development Officer,	2003	306,270	251,746	—	—
Office of the President	2002	236,539	252,815	—	—
Randy Stephen	2004	229,500	116,413	—	4,000(2)
Chief Operating Officer,	2003	225,000	95,755	—	—
Senior Vice President

(1)	Includes annual bonus payments under our Annual Bonus Plan.

(2)	See discussion on Option Grants in the Year Ended December 31, 2004, below.

Option/SAR Grants During the Year Ended December 31, 2004

     In 2004, and in connection with the Transactions, common stock options previously granted to key management in TSI, Inc. were remitted to TSI Holdings, Inc. In addition, certain unvested common stock options were repriced to reflect the diminution in value associated with the common stock distribution of $52.50 per share made on March 17th, as set forth below:

		Number	Market Price	Exercise Price		Length of Original
		of	at time	at		Option Term
		Options	Of	time	New Exercise	Remaining At Date
		Repricing	Repricing	of Repricing	Price	Of Repricing
Name	Date	(#)	($)(1)	($)	($)
Mark Smith	February 4, 2004	4,800	$39.30	$144.00	$91.50	114 months
Robert Giardina	February 4, 2004	4,800	$39.30	$144.00	$91.50	114 months
Richard Pyle	February 4, 2004	4,000	$39.30	$144.00	$91.50	114 months
Alexander Alimanestianu	February 4, 2004	4,000	$39.30	$144.00	$91.50	114 months
Randy Stephen	February 4, 2004	3,200	$39.30	$144.00	$91.50	114 months

1.	Value is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors to be $39.30 per share of common stock and was based upon an independent valuation dated February 6, 2004.

     In addition, formula-based vesting targets were amended to reflect the pro forma effects of the Transactions on TSI Holdings. This amendment similarly affected all holders of unvested common stock options. All other terms and conditions, including term, vesting periods, etc., of the existing common stock options remained unchanged in the restated option agreements.

Aggregated Option/SAR Exercises During the Year Ended December 31, 2004 and 2004 Year-End Option/SAR Values

     The following summarizes exercises of stock options by the named executive officers during the year ended December 31, 2004 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 2004.

				Value of Unexercised
	Common		Number of Securities	In-the-Money
	Shares	Value	Options/SARs	Options/SARs
	Acquired on	Realized	at FY-End (#)	At FY-End ($)(2)
Name	Exercise (#)	($) (1)	Exercisable/Unexercisable	Exercisable/Unexercisable
Mark Smith	8,830	$852,978	1,200/4,800	$0/$0
Robert Giardina	8,829	$852,881	1,200/4,800	$0/$0
Richard Pyle	8,828	$852,785	1,000/4,000	$0/$0
Alexander Alimanestianu	8,828	$852,785	1,000/4,000	$0/$0
Randy Stephen	—	—	800/3,200	$0/$0

(1)	Value is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors to be $91.60 per share of common stock and was based upon an independent valuation dated February 6, 2004.

(2)	Value is based upon the fair market value of the stock minus the exercise price. The fair market value was determined in good faith by the Board of Directors to be $36.00 per share of common stock and was based upon an independent valuation . The fair market value as of December 31, 2004 has taken into consideration the $52.50 distribution per share paid in March 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance to employees as of December 31, 2004:

Number of securities
remaining available for
	Number of securities	Weight-average	future insurance under
	to be issued	exercise price	equity compensation plans
	upon exercise of outstanding	of outstanding options,	(excluding securities reflected
	options, Warrants and rights	Warrants and rights	In column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,886	$84.42	24,177
Equity compensation plans not approved by security holders	—	—	—

Total	68,886	84.42	24,177

Town Sports International Holdings, Inc. Stock Option Plan

     Our board of directors has adopted a stock option plan, which provides for the grant to our key employees and/or directors of stock options. The compensation committee of our board of directors administers the stock option plan. The compensation committee has broad powers under the stock option plan, including exclusive authority (except as otherwise provided in the stock option plan) to determine:

(1)	who will receive awards,

(2)	the type, size and terms of awards,

(3)	the time when awards will be granted, and

(4)	vesting criteria, if any, of the awards.

     If we undergo a re-organization, recapitalization, stock dividend or stock split or other change in shares of our common stock, the compensation committee may make adjustments to the plan in order to prevent dilution of outstanding options. The compensation committee may also cause options awarded under the plan to become immediately exercisable if we undergo specific types of changes in the control of our company.

Compensation of Directors

Our two independent directors receive $3,000 for attending board of director meetings in person and $1,000 when attending telephonically. When our Audit or Compensation Committees meet, our independent directors receive $1,000 when attending in person and $500 when attending telephonically on days when there is no board meeting.

     We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Compensation Committee Interlocks and Insider Participation

     The current members of our compensation committee are Bruce Bruckmann, Paul Arnold and Mark Smith. Bruce Bruckmann and Paul Arnold are non-employee directors.

Management Equity Agreements

     We have entered into executive stock agreements with our named executive officers. Pursuant to these executive stock agreements, our named executive officers each have purchased shares of our common stock at a purchase price of $1.00 per share of common stock. In addition, our named executive officers have acquired options to purchase shares of our common stock.

     These agreements contain no minimum purchase requirements. Upon termination of the employment by the Company of those named executive officers, the Company, BRS and the Farallon Entities have a right, but not an obligation, to repurchase all of the shares of stock then held by such terminated named executive officer for fair market value. Fair market value is determined based on the price of publicly traded shares or, if the shares are not publicly traded, then on a formula based on TSI Holding’s earnings over the previous four fiscal quarters, and its capitalization for the quarter most recently ended. The named executive officers do not have a right or obligation under the executive stock agreements to purchase additional shares of TSI Holdings.

     The table below sets out the number of shares of our common stock purchased by each of our named executive officers pursuant to their respective executive stock purchase agreement and which would be subject to repurchase by the Company at the termination of their employment, as well as the total number of shares that each named executive may be able to purchase pursuant to the options granted under the executive stock purchase agreements.

	Number of Shares of Common	Number of Shares of Common
	Stock Currently Held	Stock Underlying the Options
Mark Smith	74,955	6,000(1)
Robert Giardina	59,480	6,000(1)
Richard Pyle	51,410	5,000(2)
Alexander Alimanestianu	50,839	5,000(2)
Randy Stephen	—	4,000(3)

(1)	The exercise price for 1,200 options, each to purchase one underlying share of our common stock, is $144.00 and the exercise price for 4,800 options, each to purchase one underlying share of our common stock, is $91.50.

(2)	The exercise price for 1,000 options, each to purchase one underlying share of our common stock, is $144.00 and the exercise price for 3,000 options, each to purchase one share of underlying share of our common stock, is $91.50.

(3)	The exercise price for 800 options, each to purchase one underlying share of our common stock, is $144.00 and the exercise price for 3,200 options, each to purchase one underlying share of our common stock, is $91.50.

Our Benefit Plans

     We maintain a 401(k) defined contribution plan and are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for us to make discretionary contributions; however, we elected not to make contributions for the year ended December 31, 2000. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of $500 per annum. In February 2003, 2004 and 2005, employer matching contributions totaling $200,000, $195,000 and $191,000, respectively, were made for the Plan years ended December 31, 2002, 2003 and 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth (as of March 1, 2005) certain information with respect to the beneficial ownership of the common stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of our voting securities; (ii) each named executive officer and director of TSI Holdings; and (iii) all directors and executive officers as a group.

	Common
	Stock	Percentage of
	Beneficially	Common Stock
Name	Owned(1)	Outstanding(1)
Bruckmann, Rosser, Sherrill (“BRS”)(2) 126 East 56th Street, 29th Floor New York, New York 10022	504,456	38.4%
The Farallon Entities (3) One Maritime Plaza, Suite 1325 San Francisco, California 94111	270,091	20.6%
The Canterbury Entities (4) 600 Fifth Avenue, 23rd Floor New York, New York 10020	139,437	10.6%
Executive Officers and Directors:
Mark Smith (5)	76,155	5.8%
Robert Giardina (5)	60,680	4.6%
Richard Pyle (5)	52,410	4.0%
Alexander Alimanestianu (5)	51,839	3.9%
Randy Stephen	*	*
Bruce C. Bruckmann (6)	517,642	39.4%
J. Rice Edmonds (7)	504,456	38.4%
Jason Fish (8)	23,000	1.8%
Paul Arnold	*	*
Keith Alessi	*	*
All Executive Officers and Directors as a Group:
29 Persons (9)	1,103,924	83.1%

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2005 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS. Bruce Bruckmann, Hal Rosser, Stephen Sherrill and Stephen Edwards, as individuals are the sole shareholders of BRSE Associates, Inc., which is the General Partner of BRS Partners, LP, which is the General Partner of Bruckmann, Rosser, Sherrill & Co., LP. All major investment and other decisions of Bruckmann, Rosser, Sherrill & Co., LP are vested in BRS Partners, LP.

(3)	Includes approximately 14,366 shares held by Farallon Capital Partners, L.P. (“FLP”), approximately 16,418 shares held by Farallon Capital Institutional Partners, L.P. (“FCIP”), approximately 8,209 shares by Farallon Capital Institutional Partners II, L.P. (“FCIPII”) and approximately 2,052 shares held by R.R. Capital Partners, L.P. (collectively with FLP, FCIP, FCIPII, the “Farallon Entities”), directly hold, in aggregate, the shares listed above. As the general partner of each of the Farallon Entities, Farallon Partners, L.L.C. (“FPLLC”), may, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially the shares held by the Farallon Entities. As the managing members of FPLLC, David I. Cohen, Chun R. Ding, Joseph F. Downes, William F. Duhamel, Charles E. Ellwein, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Rajiv A. Patel, Derek

C. Schrier, Thomas F. Steyer and Mark C. Wehrly may each, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially the shares owned by the Farallon Entities. Each of FPLLC and each of its managing members disclaim any beneficial ownership of such shares. All of the above-mentioned entities disclaim group attribution.

(4)	Includes approximately 121,529 shares held by Canterbury Mezzanine Capital, L.P. (“CMC”) and approximately 17,908 shares held by Canterbury Detroit Partners, L.P. (“CDP”), and together with CMC, the “Canterbury Entities”). For purposes of Rule 13d-3, Patrick N.W. Turner and Nicholas B. Dunphy, may be deemed to own beneficially all shares held by the Canterbury Entities. Messrs. Turner and Dunphy disclaim beneficial ownership of such shares.

(5)	Includes options to acquire common stock, options exercisable within 60 days, pursuant to the option plan. Messrs. Smith, Giardina, Pyle, and Alimanestianu each hold such options on 1,200, 1,200, 1,000, and 1,000 shares of common stock, respectively. The address for each of these named executive officers is the same as the address of our principal executive offices.

(6)	Includes 504,456 shares held by BRS, and approximately 2,276 shares held by certain other family members and partnership investments of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(7)	Includes shares held by BRS. Mr. Edmonds disclaims beneficial ownership of such shares.

(8)	Includes shares held by CS Equity, LLC. Mr. Fish is a co-founder and president of CapitalSource Inc., the 100% owner of CS Equity, LLC. Mr. Fish disclaims beneficial ownership of such shares.

(9)	Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edmonds, and (ii) shares held by CapitalSource, which may be deemed to be owned beneficially by Mr. Fish.

     Excluding the shares beneficially owned by BRS and CapitalSource, the directors and named executive officers as a group beneficially own 517,689 shares of common stock (which represents approximately 39.3% of the common stock on a fully diluted basis).

Item 13. Certain Relationships and Related Transactions

Restructuring Agreement

     In connection with the Transactions, the TSI, Inc. equity holders, TSI Holdings and TSI, Inc. entered into a restructuring agreement, dated February 4, 2004, whereby the TSI, Inc. equity holders contributed all their equity holdings in TSI, Inc. to TSI Holdings in exchange for equity shares of TSI Holdings on the same terms and in the same proportions as they held in TSI, Inc.

Stockholders Agreement

     In connection with the transactions and the restructuring TSI Holdings, TSI, Inc., BRS, the Farallon Entities, the Canterbury Entities, Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto, or the TSI Holdings equity holders, entered into a stockholders’ agreement dated February 4, 2004. Pursuant to the stockholders agreement, the TSI Holdings equity holders agreed to terminate the existing stockholders agreement between the TSI, Inc. equity holders and TSI, Inc. and to vote to fill the six positions on the Board of Directors of TSI Holdings so that, as of the date of the stockholders agreement, it consists of the following:

•	Two members designated by BRS currently, Bruce Bruckmann and J. Rice Edmonds;

•	One member designated by the Farallon Entities currently, Jason Fish;

•	Mark Smith (for so long as he is the Chairman of TSI Holdings); and

•	Two members designated by holders of the Class A Common Stock of TSI Holdings currently, Keith E. Alessi and Paul Arnold.

     Pursuant to the stockholder’s agreement, BRS will have the right to designate two directors for as long as it holds approximately 4% of the common stock of TSI Holdings and the Farallon Entities will have the right to designate one director as long as it holds approximately 2% of the common stock of TSI Holdings.

     Each party to the stockholders agreement has the right, subject to certain exceptions, to purchase its pro rata portion of any shares of stock that TSI Holdings issues in the future. Furthermore, the stockholders agreement provides that TSI Holdings will have a right of first refusal to purchase all or a part of any shares of stock proposed to be transferred by any certain stockholder. To the extent Holdings does not exercise this right, BRS and the Farallon Entities would have the right to purchase such shares. If BRS proposes to transfer any shares of stock, the other stockholders could elect to participate in such transfer on a pro rata basis. Finally, in the event of a sale by BRS of its interest of TSI Holdings to an unaffiliated third party, each stockholder will be obligated to sell their shares in connection with such transaction.

Registration Rights Agreement

     In connection with the transactions and the restructuring agreement, TSI Holdings, TSI, Inc. and the TSI Holdings equity holders, agreed to terminate the existing registration rights agreements among the TSI, Inc. equity holders and TSI, Inc. and entered into a new registration rights agreement dated February 4, 2004. Pursuant to the terms of the registration rights agreement, BRS, the Farallon Entities and the Canterbury Entities have the right to require TSI Holdings, at its expense and subject to certain limitations, to register under the Securities Act all or part of the shares of common stock (the “Registrable Securities”) held by them. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after we have consummated an initial registered public offering of our common stock) and up to three short-form registrations. The Canterbury Entities are entitled to demand up to two short-form registrations. CapitalSource is entitled to demand one short-form registration.

     All holders of Registrable Securities are entitled to an unlimited number of “piggyback” registrations, with TSI Holdings paying all expenses of the offering, whenever TSI Holdings propose to register its common stock under the Securities Act. Each such holder is subject to certain pro rata limitations on its ability to participate in such a “piggyback” registration. In addition, pursuant to the registration rights agreement, TSI Holdings have agreed to indemnify all holders of Registrable Securities against certain liabilities, including certain liabilities under the Securities Act.

Professional Services Agreement

     In connection with our recapitalization in 1996, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS Co.”), an affiliate of BRS, and TSI Holdings and its predecessor TSI, Inc. entered into a Professional Services Agreement, whereby BRS Co. agreed to provide us certain strategic and financial consulting services. In exchange for such services, BRS Co. receives an annual fee of $250,000 per calendar year while it owns, directly or indirectly, at least 3.66% of our outstanding common stock.

Related Party Transactions

     We believe that the transactions set forth below were on terms no less favorable than we could have obtained from unaffiliated third parties. We intend that all future transactions between us and our officers, directors, principal shareholders and their affiliates will be approved by a majority of our independent and disinterested directors, and will be on terms no less favorable to us than we could obtain from unaffiliated third parties.

     We paid approximately $904,000 in 2002, $848,000 in 2003 and $862,000 in 2004 to an entity of which Mr. Frank Napolitano, one of our officers, is currently a 25% owner, for rent for a multi-recreational club facility that we acquired in 1999. We expect to pay $690,000 in annual base rent and a pro rata share of operating expenses and property taxes on the facility during the term of the lease, which expires in 2015. Pursuant to the lease, we are also obligated to pay percentage rent based upon the revenue of the facility in the future.

Item 14. Principal Accountant Fees and Services

     Town Sports International Holdings, Inc. was billed for the following services provided by PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm during December 31, 2003 and 2004:

	2003	2004
Audit fees (1)	$396,000	$512,000
Audit related fees (2)	20,000	34,000
Tax consulting fees (3)	—	101,500
All other fees (4)	50,000	20,150

Total	$466,000	$667,650

(1)	Audit fees include fees for (i) the audit of the Company’s consolidated financial statements, including services related to statutory audits of certain of the Company’s subsidiaries, (ii) review of the unaudited condensed consolidated interim financial statements included in quarterly reports and (iii) the review of debt offerings and issuance of comfort letters and SEC filings.

(2)	Audit related fees include fees for audit of the Company’s employee benefit plan and readiness assessment in compliance with Section 404 of the Sarbanes Oxley Act of 2002.

(3)	Tax consulting fees include fees for tax advice on state related matters.

(4)	All other fees related to consultations regarding insurance claims, establishment of a captive insurance company, and consulting related to stock options.

     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit fees, audit-related fees, and all other fees for the fiscal years ended December 31,2003 and 2004.

     The Audit Committee determined that the provision of services discussed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP from the Company.

Item 15.     Exhibits, Financial Statement Schedules

(a)(1) Financial statements filed as part of this report:

(a)(2) Financial Statements Schedules

      Not applicable

(b) Exhibits

      Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

3.2	Amended Certificate of Incorporation of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

3.3	By-laws of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

4.1	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

4.2	Registration Rights Agreement, dated as of February 4, 2004, by and between Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

**4.3	Form of Class A Common Stock Certificate

10.1	Credit Agreement dated as of April 16, 2003 by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas ((Incorporated by reference to Exhibit 10.1 to Form S-4 of Town Sports International, Inc. (File No. 333-82607)).

10.2	First Amendment, dated as of January 27, 2004, to Credit Agreement by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.3	Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.4	Stockholders Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.5	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.6	Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.7	The 2004 Common Stock Option Plan of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.8	Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein). (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.9	Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein). (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.10	Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

**    Filed herewith

10.11	Professional Services Agreement, dated as of December 10, 1996, by and among TSI, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P. (“BRS”). (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

**10.12	First Amendment to Professional Services Agreement, dated June 1, 2004, by and between Town Sports International Inc., and Bruckmann, Rosser, Sherrill and Co.

10.13	2003 Executive Stock Agreement, dated July 23, 2003, among TSI, Inc., BRS, the Farallon Entities and Randy Stephen. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.14	Executive Stock Agreement, dated as of December 10, 1996, between TSI, Inc., BRS, the Farallon Entities and Mark Smith. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.15	Executive Stock Agreement, dated as of December 10, 1996, between TSI, Inc., BRS, the Farallon Entities and Robert Giardina. (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.16	Executive Stock Agreement, dated as of December 10, 1996, between TSI, Inc., BRS, the Farallon Entities and Richard Pyle. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.17	Executive Stock Agreement, dated as of December 10, 1996, between TSI, Inc., BRS, the Farallon Entities and Alex Alimanestianu. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.18	Purchase Agreement dated as of January 28, 2004 by and among Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

**12	Ratio of Earnings to Fixed Charges.

**21	Subsidiaries of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**31.3	Certification of Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as a amended.

**32.1	Section 1350 Certification.

**32.2	Section 1350 Certification.

**32.3	Section 1350 Certification.

** Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2005.

Town Sports International Holdings, INC.

By:	/s/ Robert Giardina
Robert Giardina
Chief Executive Officer
(principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			Title	Date

By:	/s/	Mark Smith	Chairman	March 22, 2005

Mark Smith

By:	/s/	Robert Giardina	Chief Executive Officer	March 22, 2005

		Robert Giardina	(principal executive officer)

By:	/s/	Richard Pyle	Chief Financial Officer and	March 22, 2005
		Richard Pyle	office of the President (principal financial and accounting officer)

By:	/s/	Keith Alessi	Director	March 22, 2005

Keith Alessi

By:	/s/	Paul Arnold	Director	March 22, 2005

Paul Arnold

By:	/s/	Bruce Bruckmann	Director	March 22, 2005

Bruce Bruckmann

By:	/s/	Rice Edmonds	Director	March 22, 2005

Rice Edmonds

By:	/s/	Jason Fish	Director	March 22, 2005

Jason Fish

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and Subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Overight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 14, 2005

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2004
(All figures in $’000s, except share and per share data)

	2003	2004
Assets
Current assets:
Cash and cash equivalents	$40,802	$57,506
Accounts receivable (less allowance for doubtful accounts of $822 and $2,647 in 2003 and 2004, respectively)	1,469	1,955
Inventory	750	655
Prepaid corporate income taxes	4,062	5,645
Prepaid expenses and other current assets	5,322	6,871

Total current assets	52,405	72,632
Fixed assets, net	223,599	226,253
Goodwill	45,864	47,494
Intangible assets, net	630	931
Deferred tax assets, net	16,771	12,735
Deferred membership costs	13,038	12,017
Other assets	9,892	12,709

Total assets	$362,199	$384,771

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,486	$1,225
Accounts payable	5,379	10,555
Accrued expenses	26,006	25,299
Deferred revenue	26,621	28,294

Total current liabilities	61,492	65,373
Long-term debt and capital lease obligations	258,391	395,236
Deferred lease liabilities	25,856	27,098
Deferred revenue	3,002	3,298
Other liabilities	7,862	10,783

Total liabilities	356,603	501,788

Commitments and contingencies (Note 15)
Redeemable preferred stock:
Series A redeemable preferred stock, $1.00 par value; at liquidation value; authorized 200,000 shares; 153,637 shares and none issued and outstanding at December 31, 2003 and 2004 respectively	39,890	—

	39,890	—

Stockholders’ deficit:
Series B preferred stock, $1.00 par value; at liquidation value; 109,540 shares and none issued and outstanding at December 31, 2003 and 2004, respectively	9,961	—
Class A voting common stock, $.001 par value; issued and outstanding 1,176,043 and 1,312,289 shares at December 31, 2003 and 2004, respectively	1	1
Paid-in capital	(45,627)	(113,900)
Unearned compensation	(172)	(292)
Accumulated other comprehensive income (currency translation adjustment)	596	916
Retained earnings (deficit)	947	(3,742)

Total stockholders’ deficit	(34,294)	(117,017)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$362,199	$384,771

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2003 and 2004
(All figures in $’000s)

	2002	2003	2004
Revenues:
Club operations	$314,792	$335,665	$348,175
Fees and Other	3,263	5,507	4,856

	318,055	341,172	353,031

Operating expenses:
Payroll and related	129,105	130,585	138,302
Club operating	99,113	111,069	116,847
General and administrative	21,368	21,995	24,719
Depreciation and amortization	31,748	34,927	36,869
Goodwill impairment	—	—	2,002

	281,334	298,576	318,739

Operating income	36,721	42,596	34,292
Loss on extinguishment of debt	—	7,773	—
Interest expense	16,559	23,670	39,343
Interest income	(138)	(444)	(743)
Equity in the earnings of investees and rental income	(1,372)	(1,369)	(1,493)

Income (loss) from continuing operations before provision for corporate income taxes	21,672	12,966	(2,815)
Provision for corporate income taxes	9,709	5,537	1,090

Income (loss) from continuing operations	11,963	7,429	(3,905)
Loss from discontinued operations (including loss on club closure of $996 net of income tax benefits of $551)	(767)	—	—
Cumulative effect of a change in accounting principle, net of income tax benefit of $612	(689)	—	—

Net income (loss)	10,507	7,429	(3,905)
Accreted dividends on preferred stock	(11,543)	(10,984)	(784)

Net loss attributable to common stockholders	$(1,036)	$(3,555)	$(4,689)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2002, 2003 and 2004
(All figures in $’000s)

	Preferred Stock		Common Stock
	Series B		Class A				Accumulated	Accumulated
	($1.00 par)		($.001 par)				other	(Deficit)/	Total
					Paid-in	Unearned	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Deficit
Balance at January 1, 2002	3,822	$265	1,028,698	$1	$(22,245)	$(422)	$21	$(10,417)	$(32,797)
Common stock issued in connection with warrant exercises			147,345		1				1
Vesting of restricted common stock issued in connection with subordinated credit facility					917				917
Compensation expense incurred in connection with Series B Preferred stock options					1,137				1,137
Amortization of unearned compensation						70			70
Accretion of Series B preferred stock dividend ($10.20 per share)		38			(38)				—
Accretion of Series A redeemable preferred stock dividend ($28.71 per share)					(4,409)				(4,409)
Accretion of redeemable senior preferred stock dividend ($177.40 per share plus accretion to liquidation value)					(7,438)				(7,438)
Forfeiture of unvested options					(74)	74			—
Other comprehensive income,:
Net income								10,507	10,507
Foreign currency translation adjustment							272		272

Total comprehensive income									10,779

Balance at December 31, 2002	3,822	$303	1,176,043	$1	$(32,149)	$(278)	$293	$90	$(31,740)
Series B preferred stock issued in connection with the exercise of stock options	106,267	8,618			(8,618)				—
Repurchase of stock	(549)	(43)			(540)				(583)
Compensation expense incurred in connection with Series B Preferred stock options					177				177
Amortization of unearned compensation						21			21
Accretion of Series B preferred stock dividend ($9.84 per share)		1,083			(305)			(778)	—
Accretion of Series A redeemable preferred stock dividend ($32.86 per share)					(1,219)			(3,830)	(5,049)
Accretion of redeemable senior preferred stock dividend ($121.30 per share plus accretion to liquidation value)					(2,888)			(1,964)	(4,852)
Forfeiture of unvested options					(85)	85			—
Other comprehensive income,:
Net income								7,429	7,429
Foreign currency translation adjustment							303		303

Total comprehensive income									7,732

Balance at December 31, 2003	109,540	$9,961	1,176,043	$1	$(45,627)	$(172)	$596	$947	$(34,294)
Exercise of common stock warrants			71,631	—	—				—
Exercise of common stock options			65,936		539				539
Common stock distribution					(68,943)				(68,943)
Repurchase of common stock			(1,321)		(53)				(53)
Deferred compensation issued in connection with the issuance of common stock options					184	(184)			—
Amortization of unearned compensation						64			64
Accretion of Series B preferred stock dividend ($1.43 per share)		157						(157)	—
Accretion of Series A redeemable preferred stock dividend ($15.69 per share)								(627)	(627)
Series B preferred stock redemption	(109,540)	(10,118)							(10,118)
Other comprehensive income,:
Net loss								(3,905)	(3,905)
Foreign currency translation adjustment							320		320

Total comprehensive loss									(3,585)

Balance at December 31, 2004	—	$—	1,312,289	$1	$(113,900)	$(292)	$916	$(3,742)	$(117,017)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2003 and 2004
(All figures in $’000s)

	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$10,507	$7,429	$(3,905)

Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	32,025	34,927	36,869
Goodwill impairment	1,301	—	2,002
Fixed asset impairment charge	—	—	406
Club closure costs	996	—	—
Non cash interest expense on Senior Discount Notes	—	—	12,758
Amortization of debt issuance costs	1,928	1,627	1,584
Loss on extinguishment of debt	—	7,773	—
Noncash rental expense, net of noncash rental income	1,670	1,650	525
Compensation expense incurred in connection with stock options	1,207	198	64
Net change in certain working capital components	2,413	(227)	(1,292)
Decrease (increase) in deferred tax asset	(1,162)	3,483	4,036
Decrease (increase) in deferred membership costs	340	1,370	1,021
Landlord contributions to tenant improvements	3,533	617	2,508
Other	(420)	23	549

Total adjustments	43,831	51,441	61,030

Net cash provided by operating activities	54,338	58,870	57,125

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(41,393)	(43,397)	(36,816)
Proceeds from sale of equipment	—	176	7
Acquisition of businesses, net of cash acquired	(2,322)	(130)	(3,877)

Net cash used in investing activities	(43,715)	(43,351)	(40,686)

Cash flows from financing activities:
Book overdraft	—	—	2,778
Proceeds from 11.0% Senior Discount Note Offering	—	—	120,487
Redemption of Series A and Series B preferred stock	—	—	(50,635)
Common stock distribution	—	—	(68,943)
Repurchase of common stock	—	—	(53)
Proceeds from stock option exercises	—	—	539
Repayments of other borrowings	(5,095)	(5,566)	(3,908)
Proceeds from 9 5/8% Senior Note Offering	—	255,000	—
Repayment of 9 3/4% Senior Notes	—	(125,000)	—
Premium paid on extinguishment of debt and other costs	—	(4,064)	—
Redemption of redeemable senior preferred stock	—	(66,977)	—
Transaction costs related to 9 5/8% Senior Notes	—	(9,578)	—
Net line of credit (repayments) borrowings	(8,245)	(14,500)	—
Net subordinated credit (repayments) borrowings	2,810	(9,000)	—
Repurchase of Series B preferred stock	—	(583)	—

Net cash provided by (used in) financing activities	(10,530)	19,732	265

Net increase in cash and cash equivalents	93	35,251	16,704
Cash and cash equivalents
Beginning of period	5,458	5,551	40,802

End of period	$5,551	$40,802	$57,506

Summary of the change in certain working capital components, net of effects of acquired businesses
Increase in accounts receivable	$(443)	$(136)	$(486)
Decrease in inventory	194	382	95
Increase in prepaid expenses and other current assets	(527)	(137)	(845)
Increase in accounts payable and accrued expenses	3,751	1,036	515
Increase in prepaid corporate income taxes	(3,012)	(1,050)	(1,583)
(Increase) decrease in deferred revenue	2,450	(322)	1,012

Net change in certain working capital components	$2,413	$(227)	$(1,292)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2003 and 2004
(In $000s, except share data)

1. The Company and It’s Significant Accounting Policies

     Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owns and operates 135 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of December 31, 2004. The Company operates in a single segment. The Company operates 92 clubs in the New York metropolitan market, 19 clubs in the Boston market, 17 clubs in the Washington, D.C. market, six in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Town Sports International Holdings, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications were made to the reported amounts at December 31, 2002 and 2003 to conform to the presentation at December 31, 2004. Landlord contributions to tenant improvements have been reclassified from cash flows from investing activities to cash flows from operations. The amounts reclassified in each of the years ending December 31, 2002 and 2003 were $3,533 and $617.

Revenue Recognition

     The Company receives a one-time non-refundable initiation fee and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one or two year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of twenty four (24) months. The amount of costs deferred do not exceed the related deferred revenue for the periods presented. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services are recognized as services are performed. Management fees earned for services rendered are recognized at the time the related services are performed.

     The Company recognizes revenue from merchandise sales upon delivery to the member.

     In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,342 and $3,427 as of December 31, 2003 and 2004, respectively, pursuant to various state consumer protection laws.

Inventory

     Inventory consists of athletic equipment, supplies, headsets for the club entertainment system and clothing for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable principally consists of amounts due from the Company’s membership base. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance, and general economic conditions that may effect our members ability to pay.

Receivables and Allowance for Doubtful Accounts

Receivables consist of the following at December 31, 2003 and 2004:

	2003	2004
Membership receivables	$1,845	$3,645
Landlord receivables	60	412
Other	386	545

	$2,291	$4,602

Following are the changes in the allowance for doubtful accounts during the years December 31, 2002, 2003 and 2004:

	Balance Beginning of the year	Additions	Write-offs net of recoveries	Balance at end of year
December 31, 2004	$822	$5,497	$(3,672)	$2,647
December 31, 2003	120	1,537	(835)	822
December 31, 2002	—	120	—	120

Fixed Assets

     Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are thirty years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

Advertising and Club Preopening Costs

     Advertising costs and club preopening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company during the years ended December 31, 2002, 2003 and 2004 totaled $8,888, $9,783 and $8,994 respectively, and are included in club operations.

Insurance

     The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration the Company’s insurance claims, we are required to maintain an irrevocable letter of credit, which amounts to $2,250 as of December 31, 2004.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options and warrants, legal contingencies and the estimated membership life.

Corporate Income Taxes

     Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Statements of Cash Flows

     Supplemental disclosure of cash flow information:

	2002	2003	2004
Cash paid
Interest (net of amounts capitalized)	$15,035	$24,004	$25,399
Income taxes	13,187	3,104	1,706
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	3,901	7,287	8,372
Acquisition of equipment and software financed by lessors	2,575	—	—
See Notes 6, 9, 10 and 11 for additional non-cash investing and financing activities

Cash and Cash Equivalents

     The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2004, $254 of cash related to this wholly owned subsidiary was included within cash and cash equivalents.

Deferred Lease Liabilities and Non-cash Rental Expense

     The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease beginning upon the commencement of the lease.

Foreign Currency

     At December 31, 2004, the Company owns three Swiss clubs, which use the local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ deficit. The difference between the Company’s net income (loss) and comprehensive income (loss) is the effect of foreign exchange translation adjustments, which was $272, $303 and $320 for 2002, 2003 and 2004 respectively.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ deficit.

Investments in Affiliated Companies

     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the CHSCA and the Company’s pro rata share of the CHSCA’s net assets and operating results were not material for all periods presented. The financial statements of KSMA have been included with the Company’s Annual Report on Form 10-K. The KSMA balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the years ending December 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004

Revenue	$3,549	$3,657	$3,542
Income from operations	1,790	1,634	1,545
Net income	$1,685	$1,526	$1,459

Intangible Assets, Goodwill and Debt Issuance Costs

     Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over 24 months and covenants-not-to-compete are amortized over the contractual life, generally five years. The beneficial lease is being amortized over the remaining life of the underlying club lease.

     In accordance with the Statement on Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill has not been amortized subsequent to December 31, 2001.

     Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $1,928, $1,627 and $1,584 for December 31, 2002 , 2003 and 2004 and respectively.

Accounting for the Impairment of Long-Lived Assets

     Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value.

     Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. In 2002, the Company discontinued operations at two wholly-owned clubs. As a result of the adoption of SFAS No. 144 the Company has accounted for these two clubs as discontinued operations. See Note 17 for further discussion on Discontinued Operations.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

Stock-Based Employee Compensation

     For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. The fair value of warrants granted to non-employees for financing were recorded as deferred financing costs and amortized into interest expense using the interest method. See Note 10 for further discussion on stock options and warrants.

     The following table illustrates the effect on net loss attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2003	2004
Net loss attributed to common stockholders, as reported	$(1,036)	$(3,555)	$(4,689)
Add
Stock-based employee compensation expense included in reported net loss attributed to common stockholders, net of related tax effects	38	12	37
Deduct
Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(142)	(167)	(99)

Pro forma net loss attributed to common stockholders	$(1,140)	$(3,710)	$(4,751)

     Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

     For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Class A Common	Rate	Life	Volatility	Yield	of Grant
1999 Grants	5.7%	5 years	60%	—	$30.10
2000 Grants	6.6	5 years	69	—	47.11
2001 Grants	4.6	5 years	72	—	111.89
2003 Grants	3.8	6 years	55	—	14.50

     Expected volatility percentages were derived from the volatility of publicly traded companies considered to have businesses similar to the Company.

2. Recent Accounting Pronouncements

     In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. “ EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influences through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influences over the operating and financial policies of the investee. The adoption of EITF Issue No. 02-14 had no impact on the Company.

     In December 2004, the FASB issued SFAS No. 123R, “ Shared-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     SFAS 123R also requires that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

     We currently utilized a standard option pricing model (i.e, Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

     We will adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use.

3. Fixed Assets

     Fixed assets as of December 31, 2003 and 2004, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	December 31,
	2003	2004
Leasehold improvements	$234,560	$257,552
Club equipment	58,376	62,172
Furniture, fixtures and computer equipment	34,703	39,912
Computer software	7,838	9,893
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	13,836	14,479

	355,294	389,989
Less: Accumulated depreciation and amortization	131,695	163,736

	$223,599	$226,253

     Depreciation and leasehold amortization expense for the years ended December 31, 2002, 2003 and 2004, was $30,645, $33,987 and $36,092 respectively.

     4. Goodwill and Intangible Assets

     Effective January 1, 2002 we implemented SFAS 142. There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS 142 implementation. In connection with the SFAS 142 transitional impairment test, the Company recorded a $1,301 write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     In addition, the Company is required to conduct at a minimum an annual review of goodwill for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. In the quarter ended March 31, 2004, the Company determined that the goodwill at one if its remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since the club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result is more susceptible to competition. In 2003, the Company did not have to record a charge to earnings for an impairment of goodwill as a result of its annual review conducted during the first quarter.

     The change in the carrying amount of goodwill from January 1, 2003 through January 1, 2003 is as follows:

Balance at January 1, 2003	$45,531
Changes due to:
Currency translation adjustments	203
Acquisitions	130

Balance at December 31, 2003	$45,864
Changes due to:
Goodwill impairment	(2,002)
Currency translation adjustments	68
Acquisitions	3,563

Balance at December 31, 2004	$47,494

     A summary of our acquired amortizable intangible assets as of December 31, 2003 and 2004 is as follows:

	December 31, 2003
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles
Acquired intangible assets
Membership lists	$10,205	$(9,630)	$575
Covenants-not-to-compete	876	(871)	5
Beneficial lease	223	(173)	50

	$11,304	$(10,674)	$630

	December 31, 2004
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles
Acquired intangible assets
Membership lists	$11,008	$(10,372)	$636
Covenants-not-to-compete	1,151	(895)	256
Beneficial lease	223	(184)	39

	$12,382	$(11,451)	$931

     The amortization expense of the above acquired intangible assets for each of the five years ending December 31, 2009 will be as follows:

Amortization
Expense
Year Ending December 31,
2005	$467
2006	300
2007	65
2008	62
2009	37

$931

     Amortization expense of intangible assets for the years ended December 31, 2002, 2003 and 2004 was $1,103, $940 and $777 respectively.

5. Accrued Expenses

     Accrued expenses as of December 31, 2003 and 2004 consist of the following:

	December 31,
	2003	2004
Accrued payroll	$6,086	$5,472
Accrued interest	5,157	5,217
Accrued construction in progress and equipment	5,300	3,200
Accrued occupancy costs	4,002	4,621
Accrued other	5,461	6,789

	$26,006	$25,299

6. Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following:

	December 31,
	2003	2004
Senior Notes 9 5/8%	$255,000	$255,000
Senior Discount Notes 11%	—	137,572
Notes payable for acquired businesses	4,358	3,874
Capital lease obligations	2,519	15

	261,877	396,461
Less: Current portion due within one year	3,486	1,225

Long-term portion	$258,391	$395,236

     The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

Amount Due
Year Ending December 31,
2005	$1,225
2006	847
2007	734
2008	216
2009	235
Thereafter	393,204

$396,461

     In October 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. In June 1999, the Company issued $40,000 of Senior Notes at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses relating to the issuance. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The Senior Notes are redeemable at the option of the Company on or after October 15, 2001. For redemption prior to October 15, 2004, the Company would be required to pay a premium as defined. The $85,000 and $40,000 issuances are collectively referred to as the “Senior Notes.” The Senior Notes were redeemed on April 16, 2003. See the April 16, 2003 Refinancing Transactions discussed below.

     In November 2000, the Company entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with an affiliate of a stockholder of the Company. This Subordinated Agreement provided for up to $20,000 of principal borrowings and would have expired December 31, 2004. Interest on principal borrowings accrued at 12.75% per annum; 9.75% of which was payable on a monthly basis and the remaining 3% was accruable and payable, at the option of the Company, through maturity. The Company was charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with the April 16, 2003 refinancing transactions, this Subordinated Agreement was terminated.

     Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at rates of between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

April 16, 2003 Refinancing Transactions

     On April 16, 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50,000 senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The transaction fees of approximately $9,600 have been accounted for as deferred financing costs. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15 and October 15. In connection with this refinancing, the Company wrote-off $3,709 of deferred financing costs related to extinguished debt, paid a call premium of $3,048 and incurred $1,016 of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period.

     The Company’s Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.50 and 2.75:1.00 during 2004 and 2005 respectively, and a maximum permitted total leverage ratio of 3.75:1.00 from December 31, 2004 through December 31, 2005 and 3.5:1.00 from December 31, 2005 through September 29, 2006. These covenants limit the Company’s ability to incur additional debt, and as of December 31, 2004, permitted additional borrowing capacity under the Senior Credit Facility was limited to $24,794. For the year ended December 31, 2004 the company has been in compliance with its debt covenants.

     Loans under the Senior Credit Facility will, at our option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at December 31, 2003 and 2004. Outstanding letters of credit issued totaled $4,746 at December 31, 2004, and the unutilized portion of the Senior Credit Facility was $45,254 as of December 31, 2004. The Company is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount.

February 4, 2004 Restructuring

     On February 4, 2004 TSI Holdings, successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,378. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

     The carrying value of long-term debt, other than the Senior Notes and the Discount Notes, approximates fair market value as of December 31, 2003 and 2004 as the debt is generally short-term in nature. Based on quoted market prices, the Discount Notes have a fair value of approximately $120,089 at December 31, 2004. The Notes have a fair value of approximately $272,850 and $268,234 at December 31, 2003 and 2004 respectively.

     The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Years Ended December 31,
	2002	2003	2004
Interest costs expensed	$16,559	$23,670	$39,343
Interest costs capitalized	354	322	429

Total interest paid	$16,913	$23,992	$39,772

7. Related Party Transactions

     The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. As of December 31, 2004, BRS owns 36.6% of the Company’s outstanding common stock and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of the Company. Fees for such services, which are included in General and administrative expenses, are $250 per annum, and are payable while BRS owns 3.66% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 2003 and 2004.

     In February 2003, 109,540 shares of Series B preferred stock held by management, were sold to an affiliate of a stockholder of the Company for a total of $8,883. This sale price was equivalent to the liquidation value of the shares as of the date of sale.

     We paid approximately $904 in 2002, $848 in 2003 and $862 in 2004 to an entity of which Mr. Frank Napolitano, one of our officers, is currently a 25% owner, for rent for a multi-recreational club facility that we acquired in 1999. We expect to pay $690,000 in annual base rent and a pro rata share of operating expenses and property taxes on the facility during the term of the lease, which expires in 2015. Pursuant to the lease, we are also obligated to pay percentage rent based upon the revenue of the facility in the future.

8. Leases

     The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amount to $1,296 as of December 31, 2004.

     The leases expire at various times through December 31, 2027, and certain leases may be extended at the Company’s option.

     Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Year Ending December 31,	Annual Rental
2005	$54,457
2006	57,884
2007	56,271
2008	54,302
2009	52,400
Aggregate thereafter	395,331

$670,645

     Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2002, 2003 and 2004 was $52,544, $59,575 and $64,742 respectively. Such amounts include additional rent of $8,681, $10,643 and $11,653, respectively.

     The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through August 31, 2014. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Year Ending December 31,	Annual Rental
2005	$2,459
2006	2,266
2007	2,015
2008	1,278
2009	1,025
Aggregate thereafter	4,698

$13,741

     Rental income, including non-cash rental income, for the years ended December 31, 2002, 2003 and 2004 was $2,132, $2,434 and $2,416 respectively. Such amounts include additional rental charges above the base rent of $1,046, $679 and $218 respectively. We own the building at one of our club locations which houses a rental tenant that generated $576, $613 and $788 of rental income for the years ended December 31, 2002, 2003 and 2004 respectively.

9. Redeemable Preferred Stock

Redeemable Senior Preferred Stock

     During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock and 143,261 warrants. During 2002, 71,630 of these warrants were exercised and in January 2004 the remaining 71,631 warrants were exercised. The Senior stock had no voting rights except as required by law. The warrants had an exercise price of $0.01. After payment of fees and expenses of approximately $365, the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) was being accreted to its liquidation value using the interest method. The Senior stock was redeemable in November 2008. The Company, at its option, could redeem the Senior stock at any time without premium.

     The Senior stock had a liquidation value of $1,000 per share plus cumulative unpaid dividends of $26,977 as of April 16, 2003. The Senior stock holders were entitled to a cumulative 12% annual dividend, based on the share price of $1,000. During 2003, the Company recorded $4,852 of accretion, which was comprised of stock dividend accretion of $2,465 and the remaining warrant accretion to liquidation value of $2,387. On April 16, 2003, in connection with the refinancing transaction discussed in Note 6, all of the Senior stock was redeemed at a liquidation value of $66,977.

Series A Redeemable Preferred Stock

     During fiscal years 1997 and 1998, the Company issued 152,455 and 1,182 shares, respectively, of Series A redeemable preferred stock. As of December 31, 2002 and 2003, 153,637 shares of Series A stock were outstanding. Series A stock had liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series A stock had no conversion features or voting rights except as required by law, and rank “pari passu.” Series A stock had a liquidation value of $100 per share plus cumulative unpaid dividends of $24,526 as of December 31, 2003. Series A stockholders were entitled to a cumulative 14% annual dividend based upon the per share price of $100. In connection with the issuance of the 11% Senior Discount Notes discussed in Note 6 all of the 153,637 outstanding shares were redeemed in February 2004 for a total of $40,517.

10. Stockholders’ Deficit

a. Capitalization

     The Company’s certificate of incorporation, provides for the issuance of up to 3,500,000 shares of capital stock, consisting of 2,500,000 shares of Class A Voting Common Stock (“Class A”), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock (“Class B”), par value of $0.001 per share, (Class A and Class B are collectively referred to herein as “Common Stock”); and 200,000 shares of Series B Preferred Stock (“Series B”) par value $1.00 per share. This also includes the redeemable preferred stock discussed in Note 9, 100,000 shares Senior stock, par value $1.00 per share and 200,000 shares of Series A stock, par value $1.00 per share.

     All stockholders have preemptive rights to purchase a pro-rata share of any future sales of securities, as defined.

  Common Stock

     Class A stock and Class B stock each have identical terms with the exception that Class A stock is entitled to one vote per share, while Class B stock has no voting rights, except as required by law. In addition, Class B stock is convertible into an equal number of Class A shares, at the option of the holder of the majority of the Class B stock. To date, the Company has not issued Class B stock.

     On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

   Series B Preferred Stock

     During December 1996, the Company issued 3,857 shares of Series B preferred stock, 3,822 and 3,273 shares of which were outstanding as of December 31, 2002 and 2003, respectively. During 2003, the Company issued an additional 106,267 shares in connection with management’s exercise of Series B Preferred Stock Options and repurchased 549 shares of previously issued Series B preferred stock which were retired. The executives sold all of the Series B stock issued in connection with the 106,267 shares issued as well as the 3,273 shares already outstanding to an affiliate of a stockholder of the Company for a total of $8,883, which was equivalent to the liquidation value of the shares as of the date of the sale. Series B stock had liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series B stock has no voting rights except as required by law, and rank “pari passu.” Upon consummation of an IPO, at the option of the holder, each Series B stock was convertible into Class A Common Stock at prices, at which the Class A Common Stock is sold in such IPO. The Company could at any time redeem all or any portion of the Series B stock at a price equal to the liquidation value plus cumulative unpaid dividends. Series B stock had a liquidation value of $35 per share plus cumulative unpaid dividends of $6,127 as of December 31, 2003. Series B stockholders were entitled to a cumulative 14% annual dividend based upon the per share price of $35. In connection with the issuance of the 11% Discount Notes discussed in Note 6 all of the 109,540 outstanding shares were redeemed in February 2004 for a total of $10,118.

  Restructuring

     On February 4, 2004 Town Sports International, Inc. (“TSI Inc.”) and affiliates and TSI Holdings, a newly formed company, entered into a Restructuring Agreement. In connection with this Restructuring, the holders of TSI Inc.’s Series A Preferred Stock, Series B Preferred Stock and Class A Common stock contributed their shares of TSI Inc. to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to TSI Inc. the certificates representing all of TSI Inc.’s shares contributed in the aforementioned exchange and in return TSI Inc. issued 1,000 shares of common stock to TSI Holdings, and cancelled on its books and records the certificate representing TSI Inc.’s shares contributed to it by TSI Holdings.

     On February 6, 2004 all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50,635.

     On March 12, 2004 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539 in cash related to these exercises.

     On March 15, 2004 the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This dividend totaling $68,943 was paid on March 17, 2004. Also, in lieu of a common stock distribution, vested common option holders were paid a total of $1,144 recorded as payroll expense

     b. Stock Options

   Series B Preferred Stock Options

     During the year ended December 31, 1996, the Company granted 164,783 options (“Series B Options”) to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contained provisions whereby the exercise price would be reduced, or in certain cases, the option holder would receive cash in accordance with a formula as defined. The aggregate value of, either a reduction in exercise price, or the distribution of cash is deemed compensatory and, accordingly, is recorded as a compensation expense. The provisions of the Series B Preferred Stock Option Plan provide for a Special Accrual (“the Special Accrual”) equal to a 14% compounded annual return on the difference between the liquidation value for the shares subject to option, less the $10 per share exercise price. For the years ended December 31, 2002, 2003, and 2004 compensation expense recognized in connection with Series B Options’ Special Accrual totaled $1,137, $177 and $0 respectively. All Series B Preferred stock options were exercisable upon grant. There are no shares of Series B Preferred Stock reserved for future option grants.

     In January 2003, an executive officer of the Company exercised 9,530 Series B Options, and in turn these newly issues shares were repurchased by the Company for $540 and were retired. In February 2003, certain executives of the Company exercised and converted the remaining 148,775 Series B Options in to 106,267 shares of Series B preferred stock. The difference between the 148,775 options exercised and the 106,267 shares issued is due to the remittance of these shares to the Company to cover the purchase price of the stock. The remitted shares were subsequently retired by the Company.

   Class A Common Stock Options

     During the year ended December 31, 1996, the Company adopted the Town Sports International Inc. Common Stock Option Plan (the “Plan”). The provisions of the Plan, as amended and restated, provide for the Company’s Board of Directors to grant to executives and key employees options to acquire 162,754 shares of Class A stock.

     Grants vest in full at various dates between December 2007 and 2012. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale or an Initial Public Offering of the Company. The term of each of these grants is ten or eleven years.

     In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the 2001 Grants. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. The Company utilized a third-party valuation as of June 30, 2000 together with consideration of events occurring since that date in determining the value of the Company’s stock at the date of grant of the 2001 options. Unearned compensation is amortized as compensation expense over the vesting period. During the years ended December 31, 2002, 2003 and 2004 amortization of unearned compensation totaled $70, $21 and $64 respectively.

     As of December 31, 2004, there were 24,177 shares reserved for future option awards.

     As of December 31, 2002, 2003 and 2004, a total of 75,819, 80,294 and 19,508 Class A Common stock options were exercisable, respectively.

     The following table summarizes the stock option activity for the years ended December 31, 2002, 2003 and 2004:

		Weighted			Weighted
		Average			Average
	Class A	Exercise		Series B	Exercise
	Common	Price		Preferred	Price
Balance at January 1, 2002	98,782	$29.32		158,306	$10.00
Exercised	(3,100)	22.93		—
Forfeited	(2,200)	84.57		—

Balance at December 31, 2002	93,482	28.23		158,306	10.00
Granted	46,400	144.00	(i)	—
Exercised	(1,740)	36.14		(158,306)	$10.00
Forfeited	(7,610)	24.48		—

Balance at December 31, 2003	130,532	69.49		—	—
Reinstated (ii)	5,750	2.15
Exercised	(65,936)	8.22
Forfeited	(1,460)	48.22

Balance at December 31, 2004 (iii)	68,886	$84.42

(i) Option exercise price was greater than market price on the grant date.

(ii) Option reinstated as a result of inadvertent forfeiture on behalf on TSI.

(iii) In connection with the restructuring of the Company’s capitalization, a total of 50,238 vested common stock options with a weighted average exercise price of $127.42 were amended to decrease the exercise price by $52.50, equivalent to the distribution that common stock holders received in March 2004. As of December 31, 2004, the 50,238 outstanding common stock options have a weighted average exercise price of $74.92.

The following table summarizes stock option information as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price
Class A Common
1999 grants	880	48 months	$53.00	880	$53.00
2000 grants	9,388	60 months	$75.00	9,388	$75.00
2003 grants	9,240	96 months	$144.00	9,240	$144.00
2004 amended and repriced 1999 grants	1,680	48 months	$0.50	—	$0.50
2004 amended and repriced 2000 grants	6,338	60 months	$22.50	—	$22.50
2004 amended and repriced 2001 grants	4,400	89 months	$47.50	—	$47.50
2004 amended and repriced 2003 grants	36,960	96 months	$91.50	—	$91.50

Total Grants	68,886		$84.42	19,508	$106.69

     In connection with the issuance of the Senior Discount Notes the Company’s Board of Directors approved a $52.50 common stock distribution payable to shareholders of record on March 15, 2004. The Board also approved the re-pricing of outstanding options such that the exercise price was reduced by the $52.50 distribution equivalent. These represent the 2004 amended and repriced grants.

11. Asset Acquisitions

     During the years ended December 31, 2002 and 2004, the Company completed the acquisition of four and three fitness clubs, respectively. There were no club acquisitions during the year ended December 31, 2003. None of the individual acquisitions were material to the financial position, results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended
	December 31,
	2002	2004
Number of clubs acquired	4	3

Purchase prices payable in cash at closing	$2,322	$3,877
Issuance and assumption of notes payable	4,725	920

Total purchase prices	$7,047	$4,797

Allocation of purchase prices

	Years Ended
	December 31,
	2002	2004
Goodwill	$4,479	$3,563
Fixed assets	1,955	1,155
Membership lists	1,432	803
Non-compete agreement	—	275
Other net liabilities acquired	(108)	(42)
Deferred revenue	(711)	(957)

Total allocation of purchase prices	$7,047	$4,797

     For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net assets acquired has been allocated to goodwill. The results of operations of the clubs have been included in the Company’s consolidated financial statements from the respective dates of acquisition. One acquisition has contingent consideration totaling $300 based on future revenue levels which will be capitalized as part of the purchase price if the contingency is achieved. The impact of these acquisitions on the consolidated financial statements of the Company was not material.

12. Revenue from Club Operations

     Revenues from club operations for the years ended December 31, 2002, 2003 and 2004 are summarized below:

	Years Ended December 31,
	2002	2003	2004
Membership dues	$255,501	$273,334	$282,716
Initiation fees	14,360	13,892	12,439
Personal training revenue	28,450	31,170	34,821
Other club ancillary revenue	16,481	17,269	18,199

Total club revenue	314,792	335,665	348,175
Other Revenue	2,238	2,707	4,856
Business interruption insurance proceeds	1,025	2,800	—

Total revenue	$318,055	$341,172	$353,031

13. Corporate Income Taxes

     The provision (benefit) for income taxes for the years ended December 31, 2002, 2003 and 2004 consisted of the following:

	Year Ended December 31, 2002
		State and
	Federal	Local	Total
Current	$6,483	$4,388	$10,871
Deferred	(536)	(626)	(1,162)

	$5,947	$3,762	$9,709

	Year Ended December 31, 2003
		State and
	Federal	Local	Total
Current	$463	$1,591	$2,054
Deferred	3,017	466	3,483

	$3,480	$2,057	$5,537

	Year Ended December 31, 2004
		State and
	Federal	Local	Total
Current	$(5,221)	$2,275	$(2,946)
Deferred	4,956	(920)	4,036

	$(265)	$1,355	$1,090

	December 31,
	2003	2004
Deferred tax assets
Deferred lease liabilities	$9,998	$8,781
Deferred revenue	5,156	4,367
Fixed assets and intangible assets	4,054	—
Deferred compensation expense incurred in connection with stock options	1,489	42
State net operating loss carry-forwards	1,143	1,684
Interest accretion	—	4,051
Accruals, reserves and other	517	1,766

	22,645	20,691

Deferred tax liabilities
Fixed assets and intangible assets	—	(2,735)
Deferred costs	(5,490)	(4,240)

	(5,490)	(6,975)

Net deferred tax assets, prior to valuation allowance	17,155	13,716
Valuation allowance	(384)	(981)

Net deferred tax assets	$16,771	$12,735

     As of December 31, 2004, the Company has state net operating loss (“NOL”) carry-forwards of approximately $18,674. Such amounts expire between December 31, 2005 and December 31, 2024. The Company’s $981 valuation allowance principally relates to NOL carryforwards which may not be realizable due to the lack of future profitability in the respective states to which it applies.

     In 2004, our foreign pre-tax earnings related to our Swiss entity was $1,037 and the related current tax provision was $247.

     The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2002, 2003 and 2004:

	Years Ended December 31,
	2002	2003	2004
Federal statutory tax rate	35%	35%	(35%)
State and local income taxes, net of federal tax benefit	9	8	7
Change in state effective income tax rate	—	—	12
Deferred compensation		—	41
State tax benefit related to self insurance	—	—	(8)
Foreign rate differential	—	—	(3)
Valuation allowance	—	—	21
Other permanent differences	1	—	4

	45%	43%	39%

We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as calculated for income tax purposes, because, in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes -Special Areas (“APB 23”) we intend to reinvest these earnings outside the U.S. indefinitely.

Earnings from our foreign subsidiaries are indefinitely reinvested outside of our home tax jurisdiction and thus pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas.” We do not recognize a deferred tax liability for the tax effect of the excess of the book over tax basis of our investments in our foreign subsidiaries.

The American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. We are currently evaluating the effect of this repatriation provision.

14. September 11, 2001 Events

     The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175 receivable and received additional on-account payments of $1,025. In 2003 the Company received $2,800 from its insurer and the Company entered into a final settlement agreement. These on-account and final payments were classified with Fees and Other revenue when received.

15. Contingencies

     On February 13, 2003 in an action styled Joseph Anaya vs. Town Sports International, Inc. et al., an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking $2 billion dollars in damages for personal injuries. His cause of action seeking punitive damages in the amount of $250 million dollars was dismissed on January 26, 2004. While the Company is unable to determine the ultimate outcome of the above action it intends to contest the matter vigorously.

     We have in force $51 million of insurance coverage to cover claims of this nature. To the extent that the judgement exceeds the amount we are covered by insurance by $2.5 million we would be in default under the credit agreement governing The Company’s senior secured revolving credit facility. Also, if any uninsured judgement, when aggregated with any other judgements not covered by insurance equals $5.0 million or more, the judgement would constitute an event of default under the indenture governing the notes. It is possible that a final settlement or award related to these matters may exceed our insurance coverage

     Depending upon the outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Employee Benefit Plan

     The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $200, $195 and $191 were made in February 2003, 2004 and 2005 respectively, for the Plan years ended December 31, 2002, 2003 and 2004 respectively.

17. Discontinued Operations

     In the fourth quarter of 2002, the Company closed or sold two remote underperforming, wholly-owned clubs. In connection with the closure of one of the clubs the Company recorded club closure costs of $996 related to the write-off of fixed assets. The Company has accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with SFAS No. 144.

     Revenues and pre-tax losses for these discontinued clubs were $1,606 and $322 in 2002.

18. Guarantors

     TSI Holdings has unconditionally guaranteed the 11.0% Discount Notes. TSI Holdings, TSI and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 6. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.

     Except for TSI Holdings (TSI’s parent) each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2003, and December 31, 2004 and for the years ending December 31, 2002, 2003 and 2004. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004
(All figures in $’000s)

				Non-
			Subsidiary	Guarantor
	TSI Holding	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$274	3,425	$51,327	$2,480	$—	$57,506
Accounts receivable, net	—	3,199	1,121	114	(2,479)	1,955
Inventory	—	—	623	32	—	655
Prepaid corporate income taxes	—	5,645	—	—	—	5,645
Intercompany receivable (payable)	1,075	8,636	(8,083)	(1,628)	—	—
Prepaid expenses and other current assets	—	7,740	2,631	—	(3,500)	6,871

Total current assets	1,349	28,645	47,619	998	(5,979)	72,632

Investment in subsidiary	8,862	267,350	—	—	(276,212)
Fixed assets, net	—	11,478	213,464	1,311	—	226,253
Goodwill	—	—	46,619	875	—	47,494
Intangible assets, net	—	—	931	—	—	931
Deferred tax assets, net	6,266	7,108	(491)	(148)	—	12,735
Deferred membership costs	—	—	12,017	—	—	12,017
Other assets	4,106	7,519	1,084	—	—	12,709

Total assets	$20,583	$322,100	$321,243	$3,036	($282,191)	$384,771

LIABILITIES and STOCKHOLDERS’ DEFICIT

Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$—	$1,225	$—	$—	1,225
Accounts payable	—	3,732	6,823	—	—	10,555
Accrued expenses	—	5,215	2,481	—	(2,479)	5,217
Accrued Interest	28	6,353	13,189	512	—	20,082
Deferred revenue	—	—	28,294	—	—	28,294

Total current liabilities	28	15,300	52,012	512	(2,479)	65,373

Long-term debt and capital lease obligations	137,572	295,865	(34,701)	—	(3,500)	395,236
Deferred lease liabilities	—	485	26,613	—	—	27,098
Deferred revenue	—	60	3,137	101	—	3,298
Other liabilities	—	1,528	9,255	—	—	10,783

Total liabilities	137,600	313,238	56,316	613	(5,979)	501,788

Stockholders’ deficit Common Stockholders’ deficit	(117,933)	7,946	264,919	1,515	(274,380)	(117,933)
Accumulated other comprehensive income	916	916	8	908	(1,832)	916

Total stockholders’ deficit	(117,017)	8,862	264,927	2,423	(276,212)	(117,017)

Total liabilities, redeemable preferred stock and Stockholders’ deficit:	$20,583	$322,100	$321,243	$3,036	($282,191)	$384,771

TOWN SPORTS INTERNATIONAL HOLDINGS,INC and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT- (continued)
Condensed Consolidating Statement of Operations
For Twelve months ended December 31, 2002
All figures in $’000s

				Non-
			Subsidiary	Guarantors
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Revenue:
Club operations	$—	$241	$310,723	$3,828	$—	$314,792
Fees and other		1,610	5,698	—	(4,045)	3,263

	—	1,851	316,421	3,828	(4,045)	318,055

Operations expense:
Payroll and related	—	22,184	105,390	1,531	—	129,105
Club operating	—	564	101,088	945	(3,484)	99,113
General and administrative	—	437	21,149	343	(561)	21,368
Depreciation and amortization	—	2,857	28,509	382	—	31,748

	—	26,042	256,136	3,201	(4,045)	281,334

Operating Income	—	(24,191)	60,285	627	—	36,721
Interest expense	—	16,548	351	10	(350)	16,559
Interest Income	—	(488)	—	—	350	(138)
Equity in the earnings of investees & rental income	—	(577)	(795)	—	—	(1,372)

Income(Loss)before provision (benefit) For corporate income taxes	—	(39,674)	60,729	617	—	21,672
Provision (benefit) for corporate income taxes	—	(17,766)	27,296	179	—	9,709

Income (loss) before equity earnings	—	(21,908)	33,433	438	—	11,963
Equity earnings from subsidiaries	—	33,871	—	—	(33,871)	—
Loss on discontinued operations, net of income tax benefit of $551	—	(767)	(767)	—	767	(767)
Cumulative effect of a change in accounting principles, net of income tax benefit of $812	—	(689)	(689)	—	689	(689)

Net Income (Loss)	$—	$10,507	$31,977	$438	$(32,415)	$10,507

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(continued)
Condensed Consolidating Statements of Operations
For Twelve months ended December 31, 2003
All figures in $’000s

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$427	$330,627	$4,611	$—	$335,665
Fees and other		3,376	6,306	—	(4,175)	5,507

	—	3,803	336,933	4,611	(4,175)	341,172

Operating Expenses:
Payroll and Related	—	21,439	107,364	1,782	—	130,585
Club Operating	—	772	112,800	1,112	(3,615)	111,069
General and administrative	—	(123)	22,291	387	(560)	21,995
Depreciation and amortization	—	3,890	30,661	376	—	34,927

	—	25,978	273,116	3,657	(4,175)	298,576

Operating Income:	—	(22,175)	63,817	954	—	42,596
Loss of extinguishment of debt	—	7,773	—	—	—	7,773
Interest expense	—	23,891	130	(1)	(350)	23,670
Interest Income	—	(794)	—	—	350	(444)
Equity in the earnings of investees and rental income	—	(614)	(755)	—	—	(1,369)

Income loss before provision (benefit) for corporate income taxes	—	(52,431)	64,442	955	—	12,966
Provision (benefit) for corporate income taxes	—	(24,100)	29,401	236	—	5,537

Income (loss) before equity earnings	—	(28,331)	35,041	719	—	7,429
Equity earnings from subsidiaries	—	35,760	—	—	(35,760)	—

Net Income (loss)	$—	$7,429	$35,041	$719	$(35,760)	$7,429

TOWN SPORTS INTERNATIONAL HOLDINGS , INC, and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT – (continued)
Condensed Consolidating Statement of Operations
For Twelve months ended December 31, 2004
All figures in $’000s

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$19	$343,244	$4,912	$—	348,175
Fees and other	—	1,710	6,901	8	(3,763)	4,856

	—	1,729	350,145	4,920	(3,763)	353,031

Operating expenses:
Payroll and related	—	21,709	114,649	1,944	—	138,302
Club operating	—	1,368	117,546	1,136	(3,203)	116,847
General and administrative	50	609	24,210	410	(560)	24,719
Depreciation and amortization	—	3,994	32,478	397	—	36,869
Goodwill impairment	—	—	2,002	—	—	2,002

	50	27,680	290,885	3,887	(3,763)	318,739

Operating income (loss)	(50)	(25,951)	59,260	1,033	—	34,292
Interest expense	13,037	27,629	(969)	(4)	(350)	39,343
Interest income	(60)	(1,031)	(2)	—	350	(743)
Equity in the earnings of investees and rental income	—	(788)	(705)	—	—	(1,493)

Income (loss) before provision (benefit) for corporate income taxes	(13,027)	(51,761)	60,936	1,037	—	(2,815)
Provision (benefit) for corporate income taxes	(6,267)	(18,140)	25,250	247	—	1,090

Income (loss) before equity earnings	(6,760)	(33,621)	35,686	790	—	(3,905)
Equity earnings from Subsidiaries	2,855	36,476	—	—	(39,331)	—

Net income (loss)	$(3,905)	$2,855	$35,686	$790	$(39,331)	$(3,905)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENT — (Continued)
Condensed Consolidating Statement of Cash Flow
For Twelve months ended December 31, 2002
(All figures in $’000s)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$10,507	$31,977	$438	$(32,415)	$10,507

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,857	28,786	382	—	32,025
Goodwill impairment write-off and club closure costs	—	—	2,297	—	—	2,297
Compensation expense in connection with stock options	—	1,207	—	—	—	1,207
Noncash rental expense, net of noncash rental income	—	(78)	1,748	—	—	1,670
Amortization of debt issuance costs	—	1,928	—	—	—	1,928
Changes in operating assets and liabilities	—	(3,483)	8,301	306	—	5,124
Other		(32,061)	(742)	(32)	32,415	(420)

Total adjustments	—	(29,630)	40,390	656	32,415	43,831

Net cash provided by operating activities	—	(19,123)	72,367	1,094		54,338

Net cash used in investing activities	—	(3,128)	(40,338)	(249)	—	(43,715)

Net cash used in financing activities	—	23,636	(33,586)	(580)	—	(10,530)

Net Increase in cash and cash equivalents	—	1,385	(1,557)	265	—	93
Cash and cash equivalents at beginning of period	—	190	5,192	76	—	5,458

Cash and cash equivalents at end of period	$—	$1,575	$3,635	$341	$—	$5,551

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENT — (Continued)
Condensed Consolidating Statement of Cash Flow
For Twelve months ended December 31, 2003
(All figures in $’000s)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$7,429	$35,041	$719	$(35,760)	$7,429

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,890	30,661	376	—	34,927
Compensation expense in connection with stock options	—	198	—	—	—	198
Noncash rental expense, net of noncash rental income	—	(84)	1,734	—	—	1,650
Loss on extinguishment of debt	—	7,773	—	—	—	7,773
Amortization of debt issuance costs	—	1,627	—	—	—	1,627
Changes in operating assets and liabilities	—	4,011	1,166	66	—	5,243
Other	—	(36,277)	485	55	35,760	23

Total adjustments	—	(18,862)	34,046	497	35,760	51,441

Net cash provided by operating activities	—	(11,433)	69,087	1,216	—	58,870

Net cash used in investing activities	—	(4,288)	(38,737)	(326)	—	(43,351)

Net cash provided by financing activities	—	14,566	5,021	145	—	19,732

Net Increase in cash and cash equivalents	—	(1,155)	35,371	1,035	—	35,251
Cash and cash equivalents at beginning of period	—	1,575	3,635	341	—	5,551

Cash and cash equivalents at end of period	$—	$420	$39,006	$1,376	$—	$40,802

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENT — (Continued)
Condensed Consolidating Statement of Cash Flow
For Twelve months ended December 31, 2004
(All figures in $’000s)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(3,905)	$2,855	$35,686	$790	$(39,331)	$(3,905)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,994	32,478	397	—	36,869
Goodwill impairment write-off	—	—	2,002	—	—	2,002
Fixed Asset impairment charges	—	406	—	—	—	406
Compensation expense in connection with stock options	—	64	—	—	—	64
Noncash rental expense, net of noncash rental income	—	(99)	624	—	—	525
Noncash interest expense	12,758	—	—	—	—	12,758
Amortization of debt issuance costs	272	1,312	—	—	—	1,584
Changes in operating assets and liabilities	(7,340)	9,412	4,270	(69)	—	6,273
Other	(2,885)	(37,590)	1,552	141	39,331	549

Total adjustments	2,805	(22,501)	40,926	469	39,331	61,030

Net cash provided by operating activities	(1,100)	(19,646)	76,612	1,259	—	57,125

Net cash used in investing activities	—	(3,800)	(36,731)	(155)	—	(40,686)

Net cash provided by financing activities	1,374	26,451	(27,560)	—	—	265

Net Increase in cash and cash equivalents	274	3,005	12,321	1,104	—	16,704
Cash and cash equivalents at beginning of period	—	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$274	$3,425	$51,327	$2,480	$—	$57,506

Kalorama Sports Management
Associates
And Subsidiary
December 31, 2004, 2003 and 2002

JOHN T SQUIRE CPA SUSAN A LEMKlN CPA TIMOTHY M O’BRIEN CPA CHRISTOPHER J MATHEWS CPA JAN SEALOVER CPA	SQUIRE, LEMKlN + O’BRIEN LLP CERTIFIED PUBLIC ACCOUNTANTS 111 ROCKVlLLE PIKE SUITE 475 ROCKVILLE MARYLAND 20850 301 424 6800 TELEPHONE 301 424 6892 FACSIMILE EMAIL SUPPORT@MYCPAS.COM WWW.MYCPAS.COM

INDEPENDENT AUDITORS’ REPORT

Partners
Kalorama Sports Management Associates
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Kalorama Sports Management Associates (A Limited Partnership) and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income and expenses, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kalorama Sports Management Associates and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Rockville, Maryland
January 28, 2005

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Accounts receivable	$163,482	$52,138
Inventory	4,139	2,498
Prepaid expenses and other	32,432	38,388
Deposits and other	19,766	—

TOTAL CURRENT ASSETS	$219,819	$93,024

PROPERTY, PLANT AND EQUIPMENT	$255,467	$517,075

OTHER ASSETS:
Prepaid rent	$11,395	$11,395
Deferred member costs	98,900	131,958
Deposits and other deferred charges	92,130	96,294

TOTAL OTHER ASSETS	$202,425	$239,647

TOTAL ASSETS	$677,711	$849,746

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Bank overdraft	$9,449	$23,383
Accounts payable and accrued expenses	259,276	266,187
Deferred revenue	193,979	185,296
Deferred lease benefit	20,781	70,531

TOTAL CURRENT LIABILITIES	$483,485	$545,397

OTHER LIABILITIES:
Deferred revenue	$31,621	$29,705
Deferred lease benefit	—	20,774

TOTAL OTHER LIABILITIES	$31,621	$50,479

TOTAL LIABILITIES	$515,106	$595,876

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	162,605	253,870

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$677,711	$849,746

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES

	FOR THE YEARS ENDED
	DECEMBER 31,
	2004	2003	2002
INCOME:
Membership and facility fees	$3,527,462	$3,634,208	$3,527,250
Pro shop sales and other	14,603	22,739	21,909

TOTAL INCOME	$3,542,065	$3,656,947	$3,549,159

EXPENSES:
Personnel and related costs	$794,533	$856,443	$814,071
Occupancy	409,602	383,453	381,757
Subsidiary rent accrual	—	—	(202,533)
Other operating expenses	471,117	447,879	427,846
Depreciation and amortization	318,968	323,324	326,000
Cost of sales — pro shop	2,718	11,816	11,768

TOTAL EXPENSES	$1,996,938	$2,022,915	$1,758,909

INCOME FROM OPERATIONS	$1,545,127	$1,634,032	$1,790,250

OTHER INCOME (EXPENSES):
Interest and other income	$17,697	$3,748	$4,101
Interest expense	—	—	(1,751)
State income taxes	(104,089)	(111,284)	(107,699)

TOTAL OTHER INCOME (EXPENSES)	$(86,392)	$(107,536)	$(105,349)

NET INCOME	$1,458,735	$1,526,496	$1,684,901

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

				General
				Partners
				and
		Class I	Class II	Class III
		Limited	Limited	Limited
	Totals	Partners	Partners	Partners
BALANCE
DECEMBER 31, 2001	$242,473	$(10,414)	$343,711	$(90,824)

NET INCOME	1,684,901	190,990	290,235	1,203,676

DISTRIBUTIONS	(1,500,000)	(172,500)	(262,500)	(1,065,000)

BALANCE
DECEMBER 31, 2002	$427,374	$8,076	$371,446	$47,852

NET INCOME	1,526,496	175,150	266,474	1,084,872

DISTRIBUTIONS	(1,700,000)	(192,500)	(292,500)	(1,215,000)

BALANCE
DECEMBER 31, 2003	$253,870	$(9,274)	$345,420	$(82,276)

NET INCOME	1,458,735	168,374	256,310	1,034,051

DISTRIBUTIONS	(1,550,000)	(177,500)	(270,000)	(1,102,500)

BALANCE
DECEMBER 31, 2004	$162,605	$(18,400)	$331,730	$(150,725)

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from members and guests	$3,480,472	$3,689,664	$3,529,208
Cash paid to suppliers and employees	(1,757,470)	(1,769,738)	(1,722,556)
Interest received	1,004	2,748	4,101
Interest paid	—	—	(1,751)
Income taxes paid	(102,209)	(139,133)	(127,224)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,621,797	$1,783,541	$1,681,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	$(63,204)	$(103,552)	$(183,883)
Proceeds from sale of fixed assets	5,341	—	—

NET CASH USED IN INVESTING ACTIVITIES	$(57,863)	$(103,552)	$(183,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt borrowings	$—	$—	$(47,864)
Distributions to partners	(1,550,000)	(1,700,000)	(1,500,000)
Change in bank overdraft	(13,934)	20,011	3,372

NET CASH USED IN FINANCING ACTIVITIES	$(1,563,934)	$(1,679,989)	$(1,544,492)

NET INCREASE (DECREASE) IN CASH	$—	$—	$(46,597)

CASH, BEGINNING OF YEAR	—	—	46,597

CASH, END OF YEAR	$—	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,458,735	$1,526,496	$1,684,901
Adjustments:
Depreciation and amortization	318,968	323,324	326,000
Loss on disposal of assets	503	—	3,468
Changes in assets and liabilities:
Accounts receivable	(111,344)	21,198	(21,321)
Inventory, prepaid expenses and other	4,315	(25,156)	(5,045)
Deposits and other deferred charges	(15,602)	—	(586)
Deferred member costs	33,058	10,519	1,370
Accounts payable and accrued expenses	(6,911)	30,458	(172,595)
Deferred liabilities	(59,925)	(103,298)	(134,414)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,621,797	$1,783,541	$1,681,778

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Note 1.	Organization and Significant Accounting Policies

Organization - Kalorama Sports Management Associates (the Partnership) was organized as a limited partnership during the years 1989 and 1990 for the purpose of operating a multi-recreational health and fitness facility in Washington, D.C. Operations of the facility commenced in February 1991.

The capital structure of the Partnership consists of General Partners, Class I Limited Partners, Class II Limited Partners, and Class III Limited Partners. The General Partners have exclusive charge and control over the management and operation of the business and property of the Partnership.

The Partnership owns a substantial and controlling interest in its subsidiary Kalorama Down Under, LLC (a limited liability company). This subsidiary was formed to build and own a health and fitness club. As of December 31, 2004 this club had not been constructed and management was negotiating to terminate or restructure its lease at that site (Note 5).

Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and its subsidiary. All material intercompany accounts and transactions have been eliminated.

Accounting Method - The Partnership uses the accrual method of accounting for both financial and income tax reporting purposes. Under this method, revenue is recognized when earned and expenses are recognized when incurred.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are net of an allowance for uncollectible accounts. The allowance for uncollectible accounts at December 31, 2004 and 2003 was $19,259 and $3,568 respectively.

Inventory - The inventory of athletic equipment and supplies is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method.

Property, Plant and Equipment - The operational facility is located at 1825 and 1875 Connecticut Avenue, N.W., Washington, D.C. and is housed in leased premises (Note 5) which have been renovated. The leasehold improvements are recorded at cost of construction and are being amortized over the lease term. The equipment and fixtures are recorded at cost and are being depreciated using accelerated methods over predetermined lives of five to seven years.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Note 1.	Organization and Significant Accounting Policies (Continued)

Revenue Recognition - In addition to monthly dues, the Partnership receives a one-time initiation fee, and, in certain cases, an annual fee from its members. The initiation fees are recognized on a pro rata basis over a two-year period commencing concurrently with the start of the membership period, as are the related costs. The annual fees are recognized on a pro rata basis over a twelve-month period commencing concurrently with the start of the membership period. In this connection, the Partnership is required to maintain a $50,000 surety bond pursuant to District of Columbia law. Such surety bond is guaranteed by the General Partners.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 2.	Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash deposits with commercial banks. The Partnership’s cash management policies limit its exposure to concentrations of credit risk by maintaining cash accounts at financial institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Cash deposits may, however, exceed the FDIC insurable limits of $100,000 at times throughout the year. Management does not consider this a significant concentration of credit risk.

Note 3.	Property, Plant and Equipment - Fixed assets consist of the following:

	December 31,
	2004	2003
Leasehold improvements	$1,777,492	$1,768,886
Equipment and fixtures	953,931	914,731

Totals	$2,731,423	$2,683,617
Less: Accumulated depreciation and amortization	2,475,956	2,166,542

Totals	$255,467	$517,075

Depreciation and amortization expense was $318,968, $323,324 and $326,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Note 4.	Income Taxes - Pursuant to the Internal Revenue Code, all income and losses generated by the Partnership flow directly to the Partners and are reported separately on each partner’s individual income tax return. Accordingly, no provision for federal income taxes has been provided. The District of Columbia requires the filing of an Unincorporated Business Franchise Tax Return, which assesses tax on the taxable income earned in its jurisdiction. The 2004, 2003 and 2002 provisions for Unincorporated Business Franchise Taxes of $104,089, $111,284 and $107,699 have been included in the accompanying financial statements. Because of timing differences in depreciation and the recognition of deferred lease benefits and recognition for tax purposes of certain items deferred for financial reporting purposes, the Partnership has accumulated a deferred tax benefit. The deferred tax benefit of approximately $63,000 is included in the accompanying balance sheets under other assets.

Rent concessions granted to the Partnership as described in Note 5 are being recognized for financial statement purposes over the life of the sublease. For income tax purposes, rent expense will be recognized as payments are made under the payment schedule contained in the sublease agreement.

Note 5.	Commitments and Contingencies - The Partnership operates under a long-term sublease agreement for its facility. The sublease agreement was modified during 1996 to provide the Partnership with 11,600 square feet of additional space adjacent to the original space. The sublease expires on April 18, 2005, with an option to extend at market rates.

The terms of the original sublease provided the Partnership with rent abatement of 22 months rent and a payment schedule providing certain payment concessions in the early years of the sublease. The terms of the modified sublease also provide the Partnership with rent abatement of 18 months on the additional space. The rent abatement and payment concessions are being amortized on a straight-line basis over the term of the sublease. The Partnership bears the cost of its proportionate share of all utility charges imposed upon the building.

On September 30,1998, the Partnership entered into an amendment to the sublease agreement which provides for the lease to the Partnership of an additional 2,315 square feet of space. The rental of this additional space commenced May 1, 1999, and it runs through April 18, 2005. Monthly rent under the terms of this amendment is $2,411 for the period May 1, 1999 through March 31, 2002. Thereafter, monthly rent is $2,894. In addition to the rent, the Partnership will pay $579 per month for common area maintenance and real estate taxes associated with this space.

In early 2004, management of the Partnership notified the landlord of its intention to renew the sublease agreements. In November 2004, management signed a letter of intent provided by the landlord outlining terms of new leases for existing and expanded space, and was planning major renovations of the partnership facilities.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Note 5.	Commitments and Contingencies (Continued)

During 1994 the Partnership’s subsidiary, Kalorama Down Under, LLC, entered into a sublease agreement for 14,000 square feet of space at Dupont Circle in Washington, DC. The sublease commenced July 1, 1995. The terms of the sublease provided for scheduled rent increases which resulted in a deferred lease benefit. This benefit was to be amortized over the life of the sublease. In addition to monthly rentals, the sublease required the payment of utility charges, and it also provided for two five-year renewal options, not to exceed the underlying lease expiration date of October 24, 2013. During 1997, because of problems of the developer in completing improvements and delivering the leased space, the construction costs associated with the space, which totaled $105,459, were charged to earnings since it was anticipated the space would never be occupied. At that time, a determination was made to begin negotiations regarding the early termination or possible restructuring of this lease.

As a result of the continuing difficulties of the developer, during the year ended December 31, 2000, Kalorama Down Under, LLC ceased making payments of rent in anticipation of final negotiations of a settlement. In 2002, it adjusted its accrued lease liability to $150,000 representing its estimate of any amount which might be due.

At December 31, 2004, future minimum annual rents under subleases for the operating facility are as follows, exclusive of Kalorama Down Under’s liability described in the preceding paragraph:

Year	Amount
2005	$102,939

Total	$102,939

Rent expense, including common area maintenance, was $299,639, $286,844 and $92,765 for the years ended December 31, 2004, 2003 and 2002, respectively, net of amortization of the deferred lease benefit of $70,524, $70,524 and $69,085, and the downward adjustment of Kalorama Down Under’s rent liability by $202,533 in 2002.

Note 6.	Related Party Transactions - Kalorama Sports Management Associates is primarily owned by LEL, Inc., TSI Dupont Circle, Inc., and various partners of Capitol Hill Squash Club Associates Limited Partnership (CHSC). TSI Dupont Circle, Inc. is a subsidiary of Town Sports International, Inc. which is a limited partner of CHSC through a subsidiary, TSI Washington, Inc. Paul London is owner of LEL, Inc. and is a limited partner of CHSC and the owner of PL, Inc., the general partner of CHSC.

As of December 31, 2004 and 2003 the Partnership had outstanding net receivables (payables) from related parties of $99,916 and ($46,950). These amounts arise from the allocation of certain costs among clubs operating in the Washington, D.C. area that are managed, affiliated with, or owned by Town Sports International, Inc. The centralization of certain management functions is aimed at achieving economies of scale.

KALORAMA SPORTS MANAGEMENT ASSOCIATES

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Note 7.	Partners’ Allocations - Partnership net income and distributions are allocated as follows: the first $150,000 is allocated twenty-five percent to Class I Limited Partners, forty percent to Class II Limited Partners, and thirty-five percent to General and Class III Limited Partners. Any amounts above $150,000 are allocated ten percent to Class I Limited Partners, fifteen percent to Class II Limited Partners, and seventy-five percent to General and Class III Limited Partners in proportion to their respective percentage of partnership interest.