Form 10-Q
period 2005-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2005-05-04
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

or

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

888 Seventh Avenue
New York, New York 10106
Telephone: (212) 246-6700
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive office.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐ Yes ☑ No

     As of May 3, 2005 there were 1,309,123 shares of Class A Common Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2005

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005	3
b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss for the three months ended March 31, 2004 and 2005	4
c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005	5
d) Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES
Section 302 certification	26
Section 302 certification	27
Section 302 certification	28
Section 906 certification	29
Section 906 certification	30
Section 906 certification	31
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 and March 31, 2005
(All figures $’000s, except share and per share data)

	December 31,	March 31,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,506	$71,778
Accounts receivable (less allowance for doubtful accounts of $2,647 and $2,492 as of December 31, 2004 and March 31, 2005, respectively)	1,955	3,092
Inventory	655	574
Prepaid corporate income taxes	5,645	2,887
Prepaid expenses and other current assets	6,871	8,655

Total current assets	72,632	86,986
Fixed assets, net	226,253	223,083
Goodwill	47,494	47,455
Intangible assets, net	931	814
Deferred tax asset, net	12,735	16,235
Deferred membership costs	12,017	12,717
Other assets	12,709	12,306

Total assets	$384,771	$399,596

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,225	$1,237
Accounts payable	10,555	4,252
Accrued expenses	20,082	23,022
Accrued interest	5,217	11,231
Deferred revenue	28,294	35,095

Total current liabilities	65,373	74,837
Long-term debt and capital lease obligations	395,236	398,726
Deferred lease liabilities	27,098	27,482
Deferred revenue	3,298	3,421
Other liabilities	10,783	12,322

Total liabilities	501,788	516,788

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 1,312,289 and 1,309,123 shares at December 31, 2004 and March 31, 2005, respectively	1	1
Paid-in capital	(113,900)	(114,087)
Unearned compensation	(292)	(274)
Accumulated other comprehensive income (currency translation adjustment)	916	731
Retained earnings (accumulated deficit)	(3,742)	(3,563)

Total stockholders’ deficit	(117,017)	(117,192)

Total liabilities and stockholders’ deficit	$384,771	$399,596

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2005
(All figures $’000s)
(Unaudited)

	Three months ended
	March 31,
	2004	2005
Revenues:
Club operations	$85,363	$93,149
Fees and other	765	697

	86,128	93,846

Operating expenses:
Payroll and related	36,258	36,396
Club operating	27,898	31,449
General and administrative	6,226	6,677
Depreciation and amortization	9,117	9,739
Goodwill impairment	2,002	—

	81,501	84,261

Operating income	4,627	9,585
Interest expense	8,812	10,119
Interest income	(174)	(369)
Equity in the earnings of investees and rental income	(336)	(470)

Income (loss) before provision (benefit) for corporate income taxes	(3,675)	305
Provision (benefit) for corporate income taxes	(1,617)	126

Net income (loss)	(2,058)	179
Accreted dividends on preferred stock	(783)	—

Net income (loss) attributable to common stockholders	$(2,841)	$179

STATEMENT OF COMPREHENSIVE LOSS

Net income (loss)	$(2,058)	$179
Foreign currency translation adjustments	(71)	(185)

Comprehensive loss	$(2,129)	$(6)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2005
(All figures $’000s)
(Unaudited)

	Three months ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(2,058)	$179

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,117	9,739
Noncash interest expense	2,137	3,707
Amortization of debt issuance costs	400	408
Goodwill impairment write-off	2,002	—
Compensation expense in connection with stock options	10	15
Noncash rental expense, net of noncash rental income	322	190
Net changes in operating assets and liabilities	8,271	13,734
Increase in deferred tax asset	(1,854)	(3,500)
(Increase) decrease in deferred membership costs	506	(700)
Increase in reserve for self-insured liability claims	—	466
Landlord contributions	762	786

Other	77	(173)

Total adjustments	21,750	24,672

Net cash provided by operating activities	19,692	24,851

Cash flows from investing activities:
Capital expenditures	(8,241)	(10,190)

Net cash used in investing activities	(8,241)	(10,190)

Cash flows from financing activities:
Repayments of borrowings	(980)	(205)
Repurchase of common stock	—	(184)
Issuance of Senior notes, net of fees and expenses	121,429	—
Redemptions of Series A and B preferred stock	(50,635)	—
Exercise of stock options	539	—
Common stock distribution	(68,943)	—

Net cash (used in) provided by financing activities	1,410	(389)

Net increase in cash and cash equivalents	12,861	14,272
Cash and cash equivalents at beginning of period	40,802	57,506

Cash and cash equivalents at end of period	$53,663	$71,778

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,209)	$(1,542)
Decrease in inventory	39	81
Decrease in prepaid expenses, prepaid income taxes, and other current assets	1,216	975
Increase in accounts payable, accrued expenses and accrued interest	3,783	7,296
Increase in deferred revenue	4,442	6,924

Net changes in certain operating assets and liabilities	$8,271	$13,734

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $'000s)
(Unaudited)

1. Basis of Presentation

     Town Sports International Holdings, Inc. (“TSI Holdings”) was incorporated in January 2004, principally for the purpose of issuing debt that is structurally subordinated to the debt of its wholly owned subsidiary, Town Sports International, Inc, (“TSI”). References to the “Company”, “we”, “us” and “our” refer to TSI Holdings and its consolidated subsidiaries, including TSI.

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2004 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. Certain revisions were made to the reported amounts for the three months ended March 31, 2004. For the three month period ended March 31, 2004 landlord contributions to tenant improvements totaling $762 have been revised from cash flows from investing activities to cash flows from operations. Also, for the three months ended March 31, 2004, $336 of equity in the earnings of investees and rental income has been revised from revenue to other income. The results for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

2. Long-Term Debt and Capital Lease Obligations

	December 31,	March 31,
	2004	2005
	($ 000s)	($ 000s)
Senior Notes 9 5/8%, due 2011	$255,000	$255,000
Senior Discount Notes 11.0%, due 2014	137,572	141,280
Notes payable for acquired businesses	3,874	3,683
Capital lease obligations	15	—

	396,461	399,963
Less, Current portion due within one year	1,225	1,237

Long-term portion	$395,236	$398,726

     On February 4, 2004, TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,378. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213,000, the aggregate principal amount due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI. TSI Holdings’ debt is not guaranteed or secured by the assets of TSI, and TSI Holdings relies on the cash flows of TSI to service its debt. The indenture governing the Senior Notes described below contains certain restrictions on payments by TSI to TSI Holdings.

     In April 2003, TSI successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of 9 5/8% Senior Notes (“Senior Notes”) that will mature April 15, 2011, and the establishment of a new $50,000 senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. In September 2004, TSI Holdings unconditionally guaranteed the Senior Notes.

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.70:1.00 during 2005, and a maximum permitted total leverage ratio of 3.75:1.00 through December 30, 2005 and 3.5 to 1.00 from December 31, 2005 through December 30, 2006. TSI’s interest coverage and leverage ratios were 3.25 to 1.00 and 3.32 to 1.00 respectively as of March 31, 2005. As of March 31, 2005 the company is in compliance with its debt covenants and given the Company’s operating plans and expected performance for 2005, the Company expects it will continue to be in compliance with its covenants. These covenants limit TSI’s ability to incur additional debt, and as of March 31, 2005 TSI’s permitted borrowing capacity under the line of credit totaled $34,616. Loans under the Senior Credit Facility at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at March 31, 2005 and outstanding letters of credit issued totaled $5,497. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of March 31, 2005 was $44,503.

3. Recent Accounting Pronouncements and Tax Incentives

     In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other things, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all shared-based payments granted after that date, and based on the requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modification retrospective” method, requirements are the same as disclosures made in accordance with SFAS 123.

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

     We currently utilize a standard option pricing model (i.e. Block-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

     We will adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which the aforementioned adoption methods we will use.

     In October 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The new law provides for phased eliminations of the Foreign Sales Corporation/Extraterritorial Income tax deduction over 2005 and 2006, and also created a new deduction for qualified domestic production activities that is phased in from 2006 through 2010. The Act also created a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries. The company is currently assessing the potential impact of this complex legislation and additional interpretations are expected from the Department of Treasury.

4. Goodwill and Other Intangibles

     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     In each of the quarters ended March 31, 2004 and 2005, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2005 impairment test did not indicate goodwill was impaired.

     As a result of the 2004 test, the Company determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment associated with this underperforming club recorded in the three-month period ended March 31, 2004 amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired.

     The change in the carrying amount of goodwill from December 31, 2004 through March 31, 2005 is as follows:

Balance as of December 31, 2004	$47,494
Changes due to foreign currency exchange rate fluctuations	(39)

Balance as of March 31, 2005	$47,455

	As of December 31, 2004
	($000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,008	$(10,372)	$636
Covenants-not-to-compete	1,150	(894)	256
Beneficial lease	223	(184)	39

	$12,381	$(11,450)	$931

	As of March 31, 2005
	($000s)
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
Membership lists	$11,008	$(10,472)	$536
Covenants-not-to-compete	1,150	(908)	242
Beneficial lease	223	(187)	36

	$12,381	$(11,567)	$814

     The amortization expense of the above-acquired intangible assets for each of the five years ended December 31, 2009 is as follows:

Aggregate Amortization Expenses for the year ended December 31, ($000s)
2005 (a)	$467
2006	300
2007	65
2008	62
2009	37

$931

(a)	Amortization expense for the three months ended March 31, 2004 and 2005 amounted to $176 and $116, respectively.

5. Stock-Based Employee Compensation

     For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense.

     The following table illustrates the effect on net income (loss) attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31
	($’000s)
	2004	2005
Net income (loss) attributed to common stockholders, as reported	$(2,841)	$179
Add:
Stock-based employee compensation expense included in reported net income (loss) attributed to common stockholders, net of related tax effects	7	9
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(10)	(28)

Pro forma net income (loss) attributed to common stockholders	$(2,844)	$160

6. Commitments and Contingencies

     On February 13, 2003, in an action styled Joseph Anaya vs. Town Sports International, Inc. et al., an individual filed suit against TSI in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. While the Company is unable to determine the ultimate outcome of the above action, it intends to contest the matter vigorously.

     We have in force $51 million dollars of insurance to cover claims of this nature. To the extent that the judgment exceeds the amount we are covered by insurance by $2.5 million we would be in default under the credit agreement governing TSI’s senior secured revolving credit facility. Also, if any uninsured judgment, when aggregated with any other judgment not covered by insurance equals $5.0 million or more, the judgment would constitute an event of default under the indentures governing the Senior Notes and Discount Notes. It is possible that a final settlement or award related to these matters may exceed our insurance coverage.

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

7. Investments in Affiliated Companies

     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three months ending March 31, 2004 and 2005 are as follows:

	Three months ended
	March 31,
	($’000s)
	2004	2005
Revenue	$928	$889
Income from operations	418	412
Net income	380	391

8. Subsequent Events

     On April 1, 2005, the Company granted 20,000 common stock options to employees at an exercise price of $91.50. Based on an independent valuation, the exercise price exceeds the fair market value of the common on the grant date. These options vest in full on April 1, 2015 and vest on an accelerated basis in the event that certain defined events occur, including the achievement of equity targets or the sale of the Company.

     On April 14, 2005 we acquired a health club in our New York Sports Club trade area. The purchase price totaled $3,000 of which $2,700 was paid at closing and $300 is due April 14, 2006.

9. Guarantors

     In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. TSI Holdings and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.

     Except for TSI Holdings (TSI’s parent), each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. The following schedules set fourth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2004, and March 31, 2005 and for the three months ending March 31, 2004 and 2005. The financial information illustrates the companies of the combined guarantors.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2004
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$274	3,425	$51,327	$2,480	$—	$57,506
Accounts receivable, net	—	3,199	1,121	114	(2,479)	1,955
Inventory	—	—	623	32	—	655
Prepaid corporate income taxes	—	5,645	—	—	—	5,645
Inter-company receivable (payable)	1,075	8,636	(8,083)	(1,628)	—	—
Prepaid expenses and other current assets	—	7,740	2,631	—	(3,500)	6,871

Total current assets	1,349	28,645	47,619	998	(5,979)	72,632
Investment in subsidiary	8,862	267,350	—	—	(276,212)	—
Fixed assets, net	—	11,478	213,464	1,311	—	226,253

Goodwill	—	—	46,619	875	—	47,494
Intangible assets, net	—	—	931	—	—	931
Deferred tax assets, net	6,266	7,108	(491)	(148)	—	12,735
Deferred membership costs	—	—	12,017	—	—	12,017
Other assets	4,106	7,519	1,084	—	—	12,709

Total assets	$20,583	$322,100	$321,243	$3,036	($282,191)	$384,771

LIABILITIES and STOCKHOLDERS’ DEFICIT

Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$—	$1,225	$—	$—	1,225
Accounts payable	—	3,732	6,823	—	—	10,555
Accrued expenses	28	6,353	13,189	512	—	20,082
Accrued interest	—	5,215	2,481	—	(2,479)	5,217
Deferred revenue	—	—	28,294	—	—	28,294

Total current liabilities	28	15,300	52,012	512	(2,479)	65,373
Long-term debt and capital lease obligations	137,572	295,865	(34,701)	—	(3,500)	395,236
Deferred lease liabilities	—	485	26,613	—	—	27,098
Deferred revenue	—	60	3,137	101	—	3,298
Other liabilities	—	1,528	9,255	—	—	10,783

Total liabilities	137,600	313,238	56,316	613	(5,979)	501,788

Stockholders’ deficit	(117,933)	7,946	264,919	1,515	(274,380)	(117,933)
Accumulated other comprehensive income	916	916	8	908	(1,832)	916

Total stockholders’ deficit	(117,017)	8,862	264,927	2,423	(276,212)	(117,017)

Total liabilities, redeemable preferred stock and Stockholders’ deficit:	$20,583	$322,100	$321,243	$3,036	($282,191)	$384,771

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Balance Sheet
March 31, 2005
(All figures in $’000)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$239	$329	$68,859	$2,351	$—	$71,778
Accounts receivable, net	—	3,723	1,682	257	(2,570)	3,092
Inventory	—	—	543	31	—	574
Prepaid corporate income taxes	—	2,887	—	—	—	2,887
Inter-company receivable (payable)	915	14,865	(14,155)	(1,625)	—	—
Prepaid expenses and other current assets	—	5,350	6,805	—	(3,500)	8,655

Total current assets	1,154	27,154	63,734	1,014	(6,070)	86,986

Investment in subsidiaries	11,572	275,804	—	—	(287,376)	—
Fixed assets, net	—	10,809	211,118	1,156	—	223,083
Goodwill	—	—	46,620	835	—	47,455
Intangible assets, net	—	—	814	—	—	814
Deferred tax assets, net	7,367	9,501	(491)	(142)	—	16,235
Deferred membership costs	—	—	12,717	—	—	12,717
Other assets	4,035	7,190	1,081	—	—	12,306

Total assets	$24,128	$330,458	$335,593	$2,863	$(293,446)	$399,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$—	$—	$1,237	$—	$—	$1,237
Accounts payable	—	70	4,182	—	—	4,252
Accrued expenses	41	3,713	18,947	321	—	23,022
Accrued interest	—	11,228	2,573	—	(2,570)	11,231
Deferred revenue	—	—	35,095	—	—	35,095

Total current liabilities	41	15,011	62,034	321	(2,570)	74,837

Long-term debt	141,279	300,526	(39,579)	—	(3,500)	398,726
Deferred lease liabilities	—	450	27,032	—	—	27,482
Deferred revenue	—	910	2,415	96	—	3,421
Other liabilities	—	1,989	10,333	—	—	12,322

Total liabilities	141,320	318,886	62,235	417	(6,070)	516,788

Stockholders’ deficit
Common stockholders’ deficit	(117,926)	10,838	273,352	1,721	(285,908)	(117,923)
Accumulated other comprehensive income	734	734	6	725	(1,468)	731

Total stockholders’ deficit	(117,192)	11,572	273,358	2,446	(287,376)	(117,192)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$24,128	$330,458	$335,593	$2,863	$(293,446)	$399,596

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
For three months ended March 31, 2004
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$91	$83,986	$1,286	$—	$85,363
Fees and other	—	326	1,281	—	(842)	765

	—	417	85,267	1,286	(842)	86,128

Operating expenses:
Payroll and related	—	6,112	29,678	468	—	36,258
Club operating	—	175	28,124	301	(702)	27,898
General and administrative	—	144	6,108	114	(140)	6,226
Depreciation and amortization	—	1,019	8,000	98	—	9,117
Goodwill impairment	—	—	2,002	—	—	2,002

	—	7,450	73,912	981	(842)	81,501

Operating income (loss)	—	(7,033)	11,355	305	—	4,627
Interest expense	2,209	6,663	28	—	(88)	8,812
Interest income	(57)	(205)	—	—	88	(174)
Equity in the earnings on investees and rental income	—	(154)	(182)	—	—	(336)

(Loss) income from operations before benefit for corporate income taxes	(2,152)	(13,337)	11,509	305	—	(3,675)
Benefit for corporate income taxes	(947)	(5,868)	5,132	66	—	(1,617)
Equity earnings from subsidiaries	(853)	6,616	—	—	(5,763)	—

Net (loss) income	$(2,058)	$(853)	$6,377	$239	$(5,763)	$(2,058)

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
For three months ended March 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Club operations	$—	$12	$91,861	$1,276	$—	$93,149
Fees and other	—	146	1,699	—	(1,148)	697

	—	158	93,560	1,276	(1,148)	93,846

Operating expenses:
Payroll and related	—	5,442	30,479	475	—	36,396
Club operating	—	346	31,810	301	(1,008)	31,449
General and administrative	13	431	6,264	109	(140)	6,677
Depreciation and amortization	—	1,137	8,498	104	—	9,739

	13	7,356	77,051	989	(1,148)	84,261

Operating income (loss)	(13)	(7,198)	16,509	287	—	9,585
Interest expense	3,787	6,333	89	—	(90)	10,119
Interest income	(1)	(457)	(1)	—	90	(369)
Equity in the earnings of investees and rental income	—	(268)	(202)	—	—	(470)

Income (loss) from operations before provisions For corporate income taxes	(3,799)	(12,806)	16,623	287	—	305
Provision for corporate income taxes	(1,637)	(5,224)	6,906	81	—	126
Equity earnings from subsidiaries	2,341	9,923	—	—	(12,264)	—

Net income	$179	$2,341	$9,717	$206	$(12,264)	$179

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows
For three months ended March 31, 2004
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,058)	$(853)	$6,377	$239	$(5,763)	$(2,058)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,019	8,000	98	—	9,117
Goodwill impairment write-off and club closure costs	—	—	2,002	—	—	2,002

Compensation expense in connection with stock options	—	10	—	—	—	10
Noncash rental expense, net of noncash rental income	—	(23)	345	—	—	322
Noncash interest expense	2,137	—	—	—	—	2,137
Amoritzation of debt issuance costs	72	328	—	—	—	400

Changes in operating assets and liabilities	(2,112)	(4,847)	14,713	(69)	—	7,685
Other	853	(6,484)	2	(57)	5,763	77

Total adjustments	950	(9,997)	25,062	(28)	5,763	21,750

Net cash provided by operating activities	(1,108)	(10,850)	31,439	211	—	19,692

Net cash used in investing activities	—	(454)	(7,712)	(75)	—	(8,241)

Net cash provided by financing activities	2,390	11,379	(12,359)	—	—	1,410

Net increase (decrease) in cash and cash equivalents	1,282	75	11,368	136	—	12,861
Cash and cash equivalents at beginning of period	—	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$1,282	$495	$50,374	$1,512	$—	$53,663

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating State of Cash Flows
For three months ended March 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$179	$2,341	$9,717	$206	$(12,264)	$179

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,137	8,498	104	—	9,739
Compensation expense in connection with stock options	—	15	—	—	—	15
Noncash rental expense, net of noncash rental income	—	(40)	230	—	—	190
Noncash interest expense	3,707	—	—	—	—	3,707
Amortization of debt issuance costs	80	328	—	—	—	408
Changes in operating assets and liabilities	(1,624)	3,336	8,979	(370)	(1)	10,320
Other	(2,350)	(9,465)	22	(179)	12,265	293

Total adjustments	(187)	(4,689)	17,729	(445)	12,264	24,672

Net cash provided by (used in) operating activities	(8)	(2,348)	27,446	(239)	—	24,851

Net cash (used in) provided by investing activities	—	(468)	(9,832)	110	—	(10,190)

Net cash provided by (used in) financing activities	(27)	(280)	82	—	—	(389)

Net increase (decrease) in cash and cash equivalents	(35)	(3,096)	17,532	(129)	—	14,272
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$239	$329	$68,859	$2,351	$—	$71,778

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2005, we operated 140 clubs that collectively served approximately 398,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

     Each club facility is subject to a long-term facility lease with a third-party landlord, with the exception of East 86th Street, New York City location, where we own the underlying real estate. Our principal capital investment is thus in the facility improvements and equipment and furnishings of each facility. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of March 31, 2005, approximately 50% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

Clustering of clubs also affords us significant additional benefits, including:

1.	Providing our members access to an extensive network of locations;

2.	Lower capital investment overall, by locating special facilities, such as pools, racquet sports, etc. at selected clubs only;

3.	More cost-effective regional management and control;

4.	Allocating certain costs, such as advertising, in a focused region over multiple locations; and

5.	Strengthening brand awareness.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 94 clubs under the NYSC name within a 50 mile radius of New York City. We operate 19 clubs in the Boston region and 18 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively, and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     We consider that we have three principal sources of revenue:

     1. Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 82.8% of our total revenue for the three months ended March 31, 2005. We recognize revenue from membership dues in the month when the services are rendered. Approximately 90% of our members pay their monthly dues by Electronic Funds Transfer, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership, which is approximately 24 months.

     2. For the three months ended March 31, 2005, we generated 11.0% of our revenue from personal training and 5.5% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products. Revenue from sales of in-club advertising and sponsorships is also included. This revenue stream has increased recently as a percentage of total revenue more as we have focused on increasing revenue per member from our maturing club base.

     3. The balance of our revenue (approximately 0.7% for the three months ended March 31, 2005) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

Revenue (in $’000s) is comprised of the following:

	Three Months
	Ended
	March 31,
	2004	2005
Membership dues	$68,981	$74,577
Initiation fees	3,217	3,078
Personal training revenue	8,489	10,380
Other ancillary club revenue	4,676	5,114

Total club revenue	85,363	93,149
Fees and other	765	697

Total revenue	$86,128	$93,846

     Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs including certain elements of rent, housekeeping, contracted maintenance expenses, and depreciation. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, purchasing and member relations, consulting fees, and real estate development expenses.

     Variable costs are primarily related to personal training and ancillary club revenue related payroll, membership sales compensation, advertising, utilities, insurance and club supplies.

     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on attractive terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.

Historical Club Growth

     The following table sets for our club growth during each of the quarters in 2004 and the first quarter of 2005.

	2004					2005
	Q1	Q2	Q3	Q4	Total	Q1
Clubs at beginning of period	129	132	134	136	129	137
Greenfield clubs (a)	3	1	—	1	5	3
Acquired clubs	—	1	2	—	3	—

Clubs at end of period	132	134	136	137	137	140

Number of partly-owned clubs included at the end of the period (b)	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2004 and March 31, 2005 we managed four university-owned clubs, respectively, in which we did not have an equity interest.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months
	Ended
	March 31,
	2004	2005
Revenue	100.0%	100.0%

Operating expenses
Payroll and related	42.1	38.8
Club operating	32.4	33.5
General and administrative	7.2	7.1
Depreciation and amortization	10.6	10.4
Goodwill Impairment	2.3	—

Operating income	5.4	10.2
Interest expense	10.3	10.8
Interest income	(0.2)	(0.4)
Equity in the earnings of investees and rental income	(0.4)	(0.5)

Income (loss) before provision (benefit) for corporate income taxes	(4.3)	0.3
Provision (benefit) for corporate income taxes	(1.9)	0.1

Net income (loss)	(2.4)	0.2
Accreted dividends on preferred stock	(0.9)	—

Net income (loss) attributable to common stockholders	(3.3%)	0.2%

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenues. Revenues increased $7.7 million, or 8.9%, to $93.8 million during the quarter ended March 31, 2005 from $86.1 million in the quarter ended March 31, 2004. Revenues increased during the quarter by $4.0 million, or 4.8%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). The 4.8% increase in mature club revenue is due to a 4.1% increase in membership and a 1.8% increase in ancillary revenue offset by a 1.1% decrease in price. During the quarter, revenue increased $3.7 million at the 14 clubs opened subsequent to March 31, 2003.

     Operating Expenses. Operating expenses increased $2.8 million, or 3.4%, to $84.3 million in the quarter ended March 31, 2005, from $81.5 million in the quarter ended March 31, 2004. The increase was due to the following factors:

     Payroll and related expenses increased by $138,000, or 0.4%, to $36.4 million in the quarter ended March 31, 2005, from $36.3 million in the quarter ended March 31, 2004. This increase was principally attributable to the following:

•	Payroll costs directly related to personal training, group exclusives and programming for children increased $1.5 million, or 28.2%, due to an increase in revenue generated from these programs. Payroll also increased due to a 6.2% increase in the total months of club operation from 387 to 411.

•	In the first quarter of 2004 we recorded a $492,000 charge related to deferred sales commissions, because at the time the costs incurred exceeded the initial enrollment fees we received. GAAP requires that we must recognize the loss immediately. For the quarter ended March 31, 2005, we did not incur a deffered sales commission write-off because our enrollment fees received exceeded the related costs. This partially offsets the increases in payroll discussed above.

•	Another offset to the increases in payroll related to the $1.1 million one-time bonus received by vested option holders in the first quarter of 2004, while no such bonus payment was made in 2005.

     Club operating expenses increased by $3.6 million, or 12.9%, to $31.5 million in the quarter ended March 31, 2005, from $27.9 million in the quarter ended March 31, 2004. This increase was principally attributable to the following:

•	A $1.6 million increase in rent and occupancy expenses. Clubs that have opened or expanded since March 31, 2003 contributed $1.0 million of the increase and $663,000 relates to our 124 clubs that have been open for over 24 months.

•	Club operating supplies and services intended to improve the member experience increased $663,000.

•	Advertising and marketing increased $625,000, or 28.0%, due to increased efforts to attract new members.

•	Credit card fees increased $265,000, or 15.9%, principally due to increases in revenue and processed deferred revenue.

•	Utilities have increased $255,000, or 7.4%, due to an increase in club square footage.

     General and administrative expenses increased $451,000 or 7.2% to $6.7 million in the quarter ended March 31, 2005 from $6.2 million in the quarter ended March 31, 2004. This increase was principally attributable to the following:

•	Accounting consulting increased by $365,000 principally due to increases in consulting with respect to the Sarbanes-Oxley Act – Section 404 preparedness

•	Increases in a variety of other general and administrative expenses were offset by a $218,000 decrease in liability insurance.

     Depreciation and amortization increased by $622,000, or 6.8%, to $9.7 million in the quarter ended March 31, 2005, from $9.1 million in the quarter ended March 31, 2004 principally due to new and expanded clubs.

     Goodwil Impairment: In the quarter ended March 31, 2004 the Company performed its annual impairment test and determined that the goodwill at one of its remote clubs were not recoverable. The goodwill impairment amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote form one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competion. We have reduced our projections for future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we not longer expect it to operate at the levels that were projected at the time the club was acquired. There was no goodwill impairment from the 2005 annual impairment testing.

     Interest Expense. Interest expense increased $1.3 million to $10.1 million during the quarter ended March 31, 2005 from $8.8 million in the quarter ended March 31, 2004. This increase is due to the issuance of the Discount Notes in February 2004.

     Interest Income. Interest income increased $195,000 to $369,000 in the quarter ended March 31, 2005 from $174,000 in the quarter ended March 31, 2004 due to increases in cash and cash equivalents as well as increases in the rate of interest earned on invested cash.

     Provision for Income Tax. We have recorded an income tax provision of $126,000 in the quarter ended March 31, 2005 compared to a tax benefit of $1.6 million in the quarter ended March 31, 2004.

     Accreted Dividends on Preferred Stock. In connection with the February 2004 issuance of Discount Notes , all outstanding preferred stock was redeemed. Therefore, we did not accrete dividends in the first quarter of 2005, while in 2004 $783,000 of dividends were accreted.

Liquidity and Capital Resources

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2005 was $24.9 million compared to $19.7 million during the three months ended March 31, 2004. Net cash flows from operations have increased due to the increase in operating income excluding the effects of noncash interest expense, depreciation and amortization and goodwill impairment. Net changes in operating assets and liabilities, including the increase in deferred revenue, have further contributed to the increase in cash flows from operations.

     Excluding the effects of cash and cash equivalent balances, we normally operate with a working capital deficit because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 24-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which are deferred over 24 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to finance this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.

     Investing Activities. We invested $10.2 million and $8.2 million in capital expenditures and during the three months ended March 31, 2005 and 2004, respectively. For the year ended December 31, 2005, we are committed to invest an additional $53.0 million in capital expenditures, which includes $8.0 million that management intends to invest to expand and renovate certain existing clubs, $13.9 million to continue to upgrade existing clubs and $2.4 million to enhance our management information systems. The remainder of our 2005 capital expenditures will be committed to build or acquire clubs. Total committed capital expenditures for the full year ended December 31, 2005 total $63.3 million. We expect that these expenditures will be funded by cash flow provided by operations and available cash on hand.

     Financing Activities. Net cash used in financing activities was $389,000 for the three months ended March 31, 2005 compared to net cash provided by financing activities of $1.4 million for the same period in 2004.

     On February 4, 2004, TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the aggregate principal amount due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI. TSI Holdings debt is not guaranteed or secured by the assets of TSI, and TSI Holdings relies on the cash flows of TSI to service its debt. The indenture governing the Senior Notes described below contains restrictions on payments by TSI to TSI Holdings

     On February 6, 2004, all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50.6 million.

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

     As of March 31, 2005, our total consolidated debt was $400.0 million. This substantial amount of debt could have significant consequences, including:

•	Making it more difficult to satisfy our obligations;

•	Increasing our vulnerability to general adverse economic conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	Requiring cash flow from operations for the annual payment of $24.5 million interest on our Senior Notes and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

     These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

     As of March 31, 2005, TSI had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75:1.00 during 2005, and a maximum permitted total leverage ratio of 3.75:1.00 through December 30, 2005 and 3.5 to 1.00 from December 31, 2005 through December 30, 2006. TSI’s interest coverage and leverage ratios were 3.25 to 1.00 and 3.32 to 1.00 respectively as of March 31, 2005. Given the Company’s operating plans and expected performance for 2005, the Company expects it will continue to be in compliance with its covenants. These covenants limit TSI’s ability to incur additional debt, and as of March 31, 2005 TSI’s permitted borrowing capacity under the line of credit totaled $34,616. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at March 31, 2005 and outstanding letters of credit issued totaled $5.5 million. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of March 31, 2005 was $44.5 million. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.

     As of March 31, 2005, we had $71.8 million of cash and cash equivalents.

     Our common stock is not publicly traded and therefore our ability to raise equity financing is not as readily available as it is for companies that have publicly traded common stock.

     We believe that we have or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2006. Any material acceleration or expansion of our plans through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2006. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition downward adjustments arising out of operations of the acquired clubs. These notes bear interest at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

     The aggregate long-term debt, capital lease, and operating lease obligations as of March 31, 2005 were as follows:

	Payments Due by Period (in $’000)
		Less than			After
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-Term Debt (1)	$399,963	$1,237	$1,453	$410	$396,863
Operating Lease Obligations (2)	685,942	55,045	117,666	110,029	403,202

Total Contractual Cash Obligations	$1,085,905	$56,282	$119,119	$110,439	$800,065

Notes:

(1)	The long-term debt contractual cash obligations include principal payment requirements only. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually. Interest on our 11.0% Discount Notes approximates $15.5 million in 2005.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on in real estate taxes, common area maintance and defined amounts based on the operating results of the lessee.

Equity Transactions and Restructuring

     On January 26, 2004, warrants to purchase 71,631 shares of Class A common stock were exercised.

     On February 4, 2004, TSI and its shareholders and TSI Holdings entered into a Restructuring Agreement (the “Restructuring”). In connection with this Restructuring, the holders of TSI’s Series A preferred stock, Series B preferred stock and Class A common stock contributed their shares of TSI’s capital stock to TSI Holdings in exchange for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange, TSI Holdings contributed to TSI the certificates representing all of TSI’s shares contributed in the aforementioned exchange. In return, TSI issued 1,000 shares of common stock to TSI Holdings, and cancelled the certificates representing TSI shares contributed to it by TSI Holdings. In addition as part of the Restructuring, all holders of options to purchase Class A common stock of TSI exchanged their options for options to purchase an equal number of shares of Class A common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

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

Forward-Looking Statements

     Certain statements in this report on Form 10-Q of the Company for the three-month period ended March 31, 2005 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during the first fiscal quarter of 2005, our interest income from cash equivalents would have increased by approximately $164,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during this quarter.

For additional information concerning the terms of our fixed-rate debt see Note 6 to our December 31, 2004 financial statements filed with our Form 10–K.

Item 4. Controls and Procedures.

     (a) As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were reasonably designed and effective, reasonably ensuring that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On February 13, 2003, in an action styled Joseph Anaya vs. Town Sports International, Inc. et al. an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of $250.0 million dollars, was dismissed on January 26, 2004. While the Company is unable to determine the ultimate outcome of the above action, it intends to contest the matter vigorously.

     We have in force $51.0 million dollars of insurance to cover claims of this nature. If any such judgment exceeds the amount for which we are covered by insurance by $2.5 million, we would be in default under the credit agreement governing TSI senior secured revolving credit facility. Also, if any uninsured judgment, when aggregated with any other judgment not covered by insurance equals $5.0 million or more, the judgment would constitute an event of default under the indentures governing the Senior Notes and Discount Notes. It is possible that a final settlement or a award related to these matters may exceed our insurance coverage.

     Depending upon the outcome, this matter may have a material effect on our consolidated financial position, results of operation or cash flow.

     The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: May 3, 2005	By:	/s/ Richard Pyle
Richard Pyle
Chief Financial Officer, Office of the President (principal financial, accounting officer)

DATE: May 3, 2005	By:	/s/ Robert Giardina
Robert Giardina
Chief Executive Officer, Office of the President (principal executive officer)