Form 10-Q
period 2005-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2005-08-03
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
888 Seventh Avenue (25th Floor)
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
☐ Yes               ☑ No
      As of August 2, 2005 there were 1,309,123 shares of Class A Common Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005	2
b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2004 and 2005	3
c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2005	4
d) Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES
Section 302 certification
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification
Section 906 certification
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 and June 30, 2005
(All figures $’000s except share and per share data)
(Unaudited)

	December 31,	June 30,
	2004	2005

Assets
Current assets:
Cash and cash equivalents	$57,506	$61,747
Accounts receivable (less allowance for doubtful accounts of $2,647, and $2,310 as of December 31, 2004 and June 30, 2005, respectively)	1,955	3,054
Inventory	655	844
Prepaid corporate income taxes	5,645	2,249
Prepaid expenses and other current assets	8,971	12,565

Total current assets	74,732	80,459
Fixed assets, net	226,253	225,676
Goodwill	47,494	49,185
Intangible assets, net	931	1,085
Deferred tax asset, net	12,735	19,358
Deferred membership costs	12,017	11,849
Other assets	16,794	15,900

Total assets	$390,956	$403,512

Liabilities and Stockholders’ Deficit
Current Liabilities:
Current portion of long-term debt and capital lease obligations	$1,225	$1,457
Accounts payable	10,555	3,617
Accrued expenses	22,402	21,979
Accrued interest	5,217	5,236
Deferred revenue	28,294	36,022

Total current liabilities	67,693	68,311
Long-term debt and capital lease obligations	395,236	402,350
Deferred lease liabilities	36,009	39,646
Deferred revenue	3,298	3,017
Other liabilities	5,737	7,167

Total liabilities	507,973	520,491

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 1,312,289 and 1,309,123 shares at December 31, 2004 and June 30, 2005, respectively	1	1
Paid-in capital	(113,900)	(114,087)
Unearned compensation	(292)	(264)
Accumulated other comprehensive income (currency translation adjustment)	916	443
Accumulated deficit	(3,742)	(3,072)

Total stockholders’ deficit	(117,017)	(116,979)

Total liabilities and stockholders’ deficit	$390,956	$403,512

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
CONSENDED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2004 and 2005
(All figures $’000s)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2005	2004	2005

Revenues:
Club Operations	$87,617	$97,078	$172,921	$189,909
Fees and Other	889	918	1,715	1,933

	88,506	97,996	174,636	191,842

Operating Expenses:
Payroll and related	34,186	39,168	70,444	75,564
Club operating	28,919	31,717	56,817	63,166
General and administrative	5,898	6,467	12,124	13,145
Depreciation and amortization	9,303	10,084	18,420	19,823
Goodwill impairment	—	—	2,002	—

	78,306	87,436	159,807	171,698

Operating Income	10,200	10,560	14,829	20,144
Interest expense	10,051	10,508	18,863	20,628
Interest income	(116)	(465)	(289)	(834)
Equity in the earnings of investees and rental income	(347)	(404)	(682)	(875)

Income (loss) before provision (benefit) for corporate income taxes	612	921	(3,063)	1,225
Provision (benefit) for corporate income taxes	122	430	(1,495)	555

Net income (loss)	490	491	(1,568)	670
Accreted dividends on preferred stock	—	—	(783)	—

Net income (loss) attributable to common stockholders	$490	$491	$(2,351)	$670

Statements of Comprehensive Income (Loss)
Net income (loss)	$490	$491	$(1,568)	$670
Foreign currency translation adjustments	41	(287)	(31)	(473)

Comprehensive income (loss)	$531	$204	$(1,599)	$197

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2005
(All figures $’000s)
(Unaudited)

	Six months ended
	June 30,

	2004	2005

Cash flows from operating activities:
Net income (loss)	$(1,568)	$670

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,420	19,823
Interest expense on Senior Discount Notes	5,549	7,545
Goodwill impairment	2,002	—
Compensation expense incurred in connection with stock options	20	25
Noncash rental expense, net of noncash rental income	480	968
Amortization of debt issuance costs	775	817
Net changes in certain operating assets and liabilities	5,024	2,512
(Increase) decrease in deferred tax asset	1,022	(6,639)
Decrease in deferred membership costs	713	168
Increase in reserve for self-insured liability claims	—	1,014
Landlord contributions to tenant improvements	1,931	2,988
Other	(346)	(336)

Total adjustments	35,590	28,885

Net cash provided by operating activities	34,022	29,555

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(15,654)	(21,830)
Acquisition of businesses	(1,311)	(2,801)

Net cash used in investing activities	(16,965)	(24,631)

Cash flows from financing activities:
Proceeds from 11.0% Senior Discount Note offering	$120,756	$—
Proceeds from stock option exercises	512	—
Redemption of Series A and Series B preferred stock	(50,634)	—
Common stock distribution	(68,944)	—
Repurchase of common stock	(21)	(184)
Repayment of borrowings	(2,287)	(499)

Net cash used in financing activities	(618)	(683)

Net increase in cash and cash equivalents	16,439	4,241
Cash and cash equivalents at beginning of period	40,802	57,506

Cash and cash equivalents at end of period	$57,241	$61,747

Summary of change in certain operating assets and liabilities; net of effects of acquired businesses:
Increase in accounts receivable	$(1,933)	$(1,386)
(Increase) decrease in inventory	39	(185)
Increase in prepaid expenses, prepaid income taxes, and other current assets	(1,540)	(186)
(Decrease) increase in accounts payable, accrued expenses and accrued interest	841	(2,889)
Increase in deferred revenue	7,617	7,158

Net changes in certain operating assets and liabilities	$5,024	$2,512

See notes to the condensed consolidated financial statements

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      Town Sports International Holdings, Inc. (“TSI Holdings”) was incorporated in January 2004, principally for the purpose of issuing debt that is structurally subordinated to the debt of its wholly owned subsidiary, Town Sports International, Inc, (“TSI”). References to the “Company”, “we”, “us” and “our” refer to TSI Holdings and its consolidated subsidiaries, including TSI.
      The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2004 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. Certain reclassifications were made to the reported amounts at December 31, 2004 to conform to the presentation at June 30, 2005. Certain revisions were made to the reported amounts for the three and six months ended June 30, 2004. For the six-month period ended June 30, 2004, landlord contributions to tenant improvements totaling $1,931 have been revised from cash flows from investing activities to cash flows from operations. Also, for the three and six months ended June 30, 2004, respectively, $347 and $682 of equity in the earnings of investees and rental income, respectively, have been revised from revenue to other income. The results for the six months ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. Unless otherwise noted, all amounts presented are in ($’000s) except per share data.

2.	Long-Term Debt and Capital Lease Obligations

	December 31,	June 30,
	2004	2005
	($’000s)	($’000s)

Senior Notes 9 5/8%, due 2011	$255,000	$255,000
Senior Discount Notes 11.0%, due 2014	137,572	145,117
Notes payable for acquired businesses	3,874	3,690
Capital lease obligations	15	—

	$396,461	$403,807
Less, current portion due within one year	1,225	1,457

Long-term portion	$395,236	$402,350

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
      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75:1.00 during 2005, and a maximum permitted total leverage ratio of 3.75:1.00 through December 30, 2005 and 3.5 to 1.00 from December 31, 2005 through September 29, 2006. TSI’s interest coverage and leverage ratios were 3.34 to 1.00 and 3.23 to 1.00, respectively, as of June 30, 2005. As of June 30, 2005, the Company is in compliance with its debt covenants. These covenants limit TSI’s ability to incur additional debt, and as of June 30, 2005 TSI’s permitted borrowing capacity under the line of credit totaled $39,790. Loans under the Senior Credit Facility at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at June 30, 2005 and outstanding letters of credit issued totaled $5,497. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of June 30, 2005 was $44,503.

3.	Recent Accounting Pronouncements and Tax Incentives
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other things, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R or the “modified retrospective method”. Under the “modified retrospective” method, requirements are the same as disclosures made in accordance with SFAS 123.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The new law provided for phased eliminations of the Foreign Sales Corporation/ Extraterritorial Income tax deduction over 2005 and 2006, and also created a new deduction for qualified domestic production activities that is phased in from 2006 through 2010. The Act also created a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries. The Company adopted a Domestic Reinvestment Plan in June 2005 and expects to repatriate between $1,500 and $2,750 from a Swiss subsidiary during the second half of 2005. The Company recorded approximately $85 of additional income tax expense in the second quarter of 2005 as a result of this planned repatriation of funds.

4.	Goodwill and Other Intangibles
      Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
      In each of the quarters ended March 31, 2004 and 2005, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. The 2005 impairment test did not indicate goodwill was impaired.
      As a result of the 2004 impairment test, the Company determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment associated with this underperforming club recorded in the three-month period ended March 31, 2004 amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired.
      The change in the carrying amount of goodwill from December 31, 2004 through June 30, 2005 (in $’000s) is as follows:

Balance December 31, 2004	$47,494
Changed due to currency exchange rate fluctuations	(96)
Acquired goodwill	1,801
Goodwill write-off	(14)

Balance June 30, 2005	$49, 185

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below is a summary of the Company’s acquired intangible assets as of December 31, 2004 and June 30, 2005.

	As of December 31, 2004
	($’000s)

Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$11,008	$(10,372)	$636
Covenants-not-to-compete	1,150	(894)	256
Beneficial Lease	223	(184)	39

	$12,381	$(11,450)	$931

	As of June 30, 2005
	($’000s)

Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$11,450	$(10,627)	$823
Covenants-not-to-compete	1,150	(922)	228
Beneficial Lease	223	(189)	34

	$12,823	$(11,738)	$1,085

      The amortization expense of the above-acquired intangible assets for each of the five years ending December 31, 2009 is as follows:

Aggregate Amortization Expense for
the Year Ended December 31, ($’000s)

2005(a)	$633
2006	522
2007	121
2008	62
2009	33

$1,371

(a) Amortization expense for the six months ended June 30, 2005 and June 30, 2004 amounted to $288 and $373, respectively.

5.	Stock-Based Employee Compensation and Stock Options
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	($’000s)		($’000s)

	2004	2005	2004	2005

Net income (loss) attributed to common stockholders, as reported	$490	$491	$(2,351)	$670
Add:
Stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders, net of related tax effects	6	6	12	15
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(12)	(29)	(24)	(57)

Pro forma net income (loss) attributed to common stockholders	$484	$468	$(2,363)	$628

      On April 1, 2005 the Company granted 20,000 common stock options for the purchase of common stock to its employees at an exercise price of $91.50. The exercise price was in excess of the fair market value of the common stock on the date of grant as determined by an independent valuation. These options vest in full on April 1, 2015 and vest on an accelerated basis on the event that certain defined events occur, including the achievements of equity targets or the sale of the Company.

6.	Investments in Affiliated Companies
      The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income for operations and net income of KSMA for the three and six months ending June 30, 2004 and 2005 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	($’000s)		($’000s)

	2004	2005	2004	2005

Revenue	$912	$873	$1,840	$1,761
Income from operations	396	325	814	737
Net income	367	294	757	675

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies
      On February 13, 2003, in an action styled Joseph Anaya vs. Town Sports International, Inc. et al., an individual filed suit against TSI in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of the Company’s club locations. He filed an amended complaint on September 17, 2003 seeking $2,000,000 in damages for personal injuries. His cause of action seeking punitive damages, in the amount of $250,000, was dismissed on January 26, 2004. While the Company is unable to determine the ultimate outcome of the above action, it intends to contest the matter vigorously. Depending upon the outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      We have in force $51,000 of insurance to cover claims of this nature. If any such judgment exceeds the amount we are covered by insurance by $2,500, the Company would be in default under the credit agreement governing TSI’s senior secured revolving credit facility. Also, if any uninsured judgment, when aggregated with any other judgment not covered by insurance equals $5,000 or more, the judgment would constitute an event of default under the indentures governing the Senior Notes and Discount Notes. It is possible that a final settlement or award related to these matters may exceed the Company insurance coverage.
      The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

8.	June 30, 2005 Announcements and Subsequent Events
      On June 30, 2005, the Company announced its intention to file a registration statement with the SEC for a proposed underwritten initial public offering of common stock. On July 6, 2005, the Company filed a Form S-1 Registration Statement with the SEC. Also on June 30, 2005, the Company announced it is exploring various strategic alternatives, including a possible sale of the Company and has retained Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and Credit Suisse First Boston, LLC to assist the Company in its review.

9.	Guarantors
      In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. TSI Holdings and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.
      Except for TSI Holdings (TSI’s parent), each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulations S-X at December 31, 2004, and June 30, 2005 and for the three and six months ending June 30, 2004 and 2005.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004
(All figures in $’000s)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$274	$3,425	$51,327	$2,480	$—	$57,506
Accounts receivable, net	—	3,199	1,121	114	(2,479)	1,955
Inventory	—	—	623	32	—	655
Prepaid corporate income taxes	—	5,645	—	—	—	5,645
Inter-company receivable (payable)	1,075	8,636	(8,083)	(1,628)	—	—
Prepaid expenses and other current assets	—	9,840	2,631	—	(3,500)	8,971

Total current assets	1,349	30,745	47,619	998	(5,979)	74,732
Investment in subsidiaries	8,862	267,350	—	—	(276,212)	—
Fixed assets, net	—	11,478	213,464	1,311	—	226,253
Goodwill	—	—	46,619	875	—	47,494
Intangible assets, net	—	—	931	—	—	931
Deferred tax assets, net	6,266	7,108	(491)	(148)	—	12,735
Deferred membership costs	—	—	12,017	—	—	12,017
Other assets	4,106	11,604	1,084	—	—	16,794

Total assets	$20,583	$328,285	$321,243	$3,036	$(282,191)	$390,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$—	$1,225	$—	$—	$1,225
Accounts payable	—	3,732	6,823	—	—	10,555
Accrued expenses	28	8,673	13,189	512	—	22,402
Accrued interest	—	5,215	2,481	—	(2,479)	5,217
Deferred revenue	—	—	28,294	—	—	28,294

Total current liabilities	28	17,620	52,012	512	(2,479)	67,693
Long-term debt & capital lease obligations	137,572	295,865	(34,701)	—	(3,500)	395,236
Deferred lease liabilities	—	485	35,524	—	—	36,009
Deferred revenue	—	60	3,137	101	—	3,298
Other liabilities	—	5,393	344	—	—	5,737

Total liabilities	137,600	319,423	56,316	613	(5,979)	507,973

Stockholders’ deficit	(117,933)	7,946	264,919	1,515	(274,380)	(117,933)
Accumulated other comprehensive income	916	916	8	908	(1,832)	916

Total stockholders’ deficit	(117,017)	8,862	264,927	2,423	(276,212)	(117,017)

Total liabilities and stockholders’ deficit	$20,583	$328,285	$321,243	$3,036	$(282,191)	$390,956

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
June 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$188	$334	$58,717	$2,508	$—	$61,747
Accounts receivable, net	—	3,567	1,950	195	(2,658)	3,054
Inventory	—	—	815	29	—	844
Prepaid corporate income taxes	—	2,249	—	—	—	2,249
Inter-company receivable (payable)	915	8,921	(8,180)	(1,656)	—	—
Prepaid expenses and other current assets	33	9,090	6,942	—	(3,500)	12,565

Total current assets	1,136	24,161	60,244	1,076	(6,158)	80,459
Investment in subsidiaries	13,926	284,463	—	—	(298,389)	—
Fixed assets, net	—	10,378	214,297	1,001	—	225,676
Goodwill	—	—	48,407	778	—	49,185
Intangible assets, net	—	—	1,085	—	—	1,085
Deferred tax assets, net	9,150	10,831	(491)	(132)	—	19,358
Deferred membership costs	—	109	11,740	—	—	11,849
Other assets	3,926	10,933	1,041	—	—	15,900

Total assets	$28,138	$340,875	$336,323	$2,723	$(304,547)	$403,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$—	$—	$1,457	$—	$—	$1,457
Accounts payable	—	(207)	3,824	—	—	3,617
Accrued expenses	—	8,242	13,413	324	—	21,979
Accrued interest	—	5,234	2,660	—	(2,658)	5,236
Deferred revenue	—	—	36,022	—	—	36,022

Total current liabilities	—	13,269	57,376	324	(2,658)	68,311
Long-term debt & capital lease obligations	145,117	306,831	(46,098)	—	(3,500)	402,350
Deferred lease liabilities	—	415	39,231	—	—	39,646
Deferred revenue	—	613	2,314	90	—	3,017
Other liabilities	—	5,821	1,346	—	—	7,167

Total liabilities	145,117	326,949	54,169	414	(6,158)	520,491

Stockholders’ deficit
Common Stockholders’ deficit	(117,422)	13,483	282,154	1,866	(297,503)	(117,422)
Accumulated other comprehensive income	443	443	—	443	(886)	443

Total stockholders’ deficit	(116,979)	13,926	282,154	2,309	(298,390)	(116,979)

Total liabilities and stockholders’ deficit	$28,138	$340,875	$336,323	$2,723	$(304,547)	$403,512

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For three months ended June 30, 2004
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club Operations	$—	$315	$86,119	$1,183	$—	$87,617
Fees and Other	—	141	1,543	—	(795)	889

	—	456	87,662	1,183	(795)	88,506

Operating expenses:
Payroll and related	—	5,330	28,411	445	—	34,186
Club operating	—	499	28,809	266	(655)	28,919
General and administrative	37	(313)	6,218	96	(140)	5,898
Depreciation and amortization	—	1,038	8,167	98	—	9,303

	37	6,554	71,605	905	(795)	78,306

Operating income	(37)	(6,098)	16,057	278	—	10,200
Interest expense	3,458	6,593	88	—	(88)	10,051
Interest income	(1)	(202)	(1)	—	88	(116)
Equity in the earnings of investees and rental income	—	(154)	(193)	—	—	(347)

Income (loss) before provision (benefit) for corporate income taxes	(3,494)	(12,335)	16,163	278	—	612
Provision (benefit) for corporate income taxes	(1,537)	(3,959)	5,545	73	—	122

Income (loss) before equity earnings	(1,957)	(8,376)	10,618	205	—	490
Equity earnings from subsidiaries	2,447	10,823	—	—	(13,270)	—

Net income	$490	$2,447	$10,618	$205	$(13,270)	$490

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For three months ended June 30, 2005
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club Operations	$—	$24	$95,898	$1,156	$—	$97,078
Fees and other	—	142	1,797	—	(1,021)	918

	—	166	97,695	1,156	(1,021)	97,996

Operating expenses:
Payroll and related	—	5,826	32,896	446	—	39,168
Club operating	—	872	31,385	341	(881)	31,717
General and administrative	5	183	6,343	76	(140)	6,467
Depreciation and amortization	—	1,028	8,965	91	—	10,084

	5	7,909	79,589	954	(1,021)	87,436

Operating Income	(5)	(7,743)	18,106	202	—	10,560
Interest expense	3,919	6,587	94	(3)	(89)	10,508
Interest income	(1)	(550)	(3)	—	89	(465)
Equity in the earnings of investees and rental income	—	(267)	(137)	—	—	(404)

Income (loss) before provision (benefit) for corporate income taxes	(3,923)	(13,513)	18,152	205	—	921
Provision (benefit) for corporate income taxes	(1,783)	(6,227)	8,379	61	—	430

Income (loss) before equity earnings	(2,140)	(7,286)	9,773	144	—	491
Equity earnings from subsidiaries	2,632	9,918	—	—	(12,550)	—

Net income	$492	$2,632	$9,773	$144	$(12,550)	$491

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For six months ended June 30, 2004
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club Operations	$—	$406	$170,046	$2,469	$—	$172,921
Fees and Other	—	467	2,884	—	(1,636)	1,715

	—	873	172,930	2,469	(1,636)	174,636

Operating expenses:
Payroll and related	—	11,441	58,089	914	—	70,444
Club operating	—	674	56,932	567	(1,356)	56,817
General and administrative	37	(168)	12,325	210	(280)	12,124
Depreciation and amortization	—	2,057	16,168	195	—	18,420
Goodwill Impairment	—	—	2,002			2,002

	37	14,004	145,516	1,886	(1,636)	159,807

Operating income	(37)	(13,131)	27,414	583	—	14,829
Interest expense	5,668	13,256	115	(1)	(175)	18,863
Interest income	(58)	(406)	—	—	175	(289)
Equity in the earnings of investees and rental income	—	(308)	(374)	—	—	(682)

Income (loss) before provision (benefit) for corporate income taxes	(5,647)	(25,673)	27,673	584	—	(3,063)
Provision (benefit) for corporate income taxes	(2,485)	(9,826)	10,677	139	—	(1,495)

Income (loss) before equity earnings	(3,162)	(15,847)	16,996	445	—	(1,568)
Equity earnings from subsidiaries	1,594	17,441	—	—	(19,035)	—

Net income (loss)	$(1,568)	$1,594	$16,996	$445	$(19,035)	$(1,568)

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For six months ended June 30, 2005
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club Operations	$—	$36	$187,441	$2,432	$—	$189,909
Fees and Other	—	288	3,814	—	(2,169)	1,933

	—	324	191,255	2,432	(2,169)	191,842

Operating expenses:
Payroll and related	—	11,268	63,375	921	—	75,564
Club operating	—	1,218	63,195	642	(1,889)	63,166
General and administrative	18	614	12,608	185	(280)	13,145
Depreciation and amortization	—	2,165	17,463	195	—	19,823

	18	15,265	156,641	1,943	(2,169)	171,698

Operating income (loss)	(18)	(14,941)	34,614	489	—	20,144
Loss on extinguishment of debt	—	—	—	—	—	—
Interest expense	7,706	12,920	184	(3)	(179)	20,628
Interest income	(2)	(1,007)	(4)	—	179	(834)
Equity in the earnings of investees and rental income	—	(535)	(340)	—	—	(875)

Income (loss) before provision (benefit) for corporate income taxes	(7,722)	(26,319)	34,774	492	—	1,225
Provision (benefit) for corporate income taxes	(3,420)	(11,451)	15,284	142	—	555

Income (loss) before equity earnings	(4,302)	(14,868)	19,490	350	—	670
Equity earnings from subsidiaries	4,972	19,840	—	—	(24,812)	—

Net income	$670	$4,972	$19,490	$350	$(24,812)	$670

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(All figures in $’000s)
For six months ended June 30, 2004
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$(1,568)	$1,594	$16,996	$445	$(19,035)	$(1,568)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,057	16,168	195	—	18,420
Goodwill impairment and club closure costs	—	—	2,002	—	—	2,002
Compensation expense in connection with stock options	—	20	—	—	—	20
Noncash rental expense, net of noncash rental income	—	(45)	525	—	—	480
Amortization of debt issuance costs	119	656	—	—	—	775
Changes in operating assets and liabilities	1,892	1,630	10,820	(103)	—	14,239
Other	(1,594)	(17,540)	(230)	(17)	19,035	(346)

Total adjustments	417	(13,222)	29,285	75	19,035	35,590

Net cash provided by operating activities	(1,151)	(11,628)	46,281	520	—	34,022

Net cash used in investing activities	—	(898)	(15,974)	(93)	—	(16,965)

Net cash used in financing activities	1,669	13,141	(15,420)	(8)	—	(618)

Net increase in cash and cash equivalents	518	615	14,887	419	—	16,439
Cash and cash equivalents at beginning of period	—	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$518	$1,035	$53,893	$1,795	$—	$57,241

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(All figures in $’000s)
For six months ended June 30, 2005
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$670	$4,972	$19,490	$350	$(24,812)	$670

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,165	17,463	195	—	19,823
Compensation expense in connection with stock options	—	25	—	—	—	25
Noncash rental expense, net of noncash rental income	—	(81)	1,049	—	—	968
Amortization of debt issuance costs	161	656	—	—	—	817
Changes in operating assets and liabilities	4,064	2,584	1,275	(335)	—	7,588
Other	(4,954)	(21,164)	1,430	(460)	24,812	(336)

Total adjustments	(729)	(15,815)	21,217	(600)	24,812	28,885

Net cash provided by operating activities	(59)	(10,843)	40,707	(250)	—	29,555

Net cash used in investing activities	—	(925)	(23,955)	249	—	(24,631)

Net cash used in financing activities	(27)	8,677	(9,362)	29	—	(683)

Net increase (decrease) in cash and cash equivalents	(86)	(3,091)	7,390	28	—	4,241
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$188	$334	$58,717	$2,508	$—	$61,747

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2005, we operated 140 clubs that collectively served approximately 404,000 members excluding 11,000 summer, seasonal or pool members. We have developed and refined our urban-commuter fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and home. Our club model targets the “upper value” market segment, comprising individuals ages between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
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
      Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of June 30, 2005, approximately half of our members participated in our passport membership plan that allows unlimited access to all our clubs in our clusters for a higher membership fee.
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

4. Allocating certain costs, such as advertising, in a focused region over multiple locations; and

5. Strengthening brand awareness.
      We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Clubs (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 95 clubs under the NYSC name within a 50 mile radius of New York City. We operate 18 clubs in the Boston region and 18 clubs in the Washington, DC region under our Boston Sports Clubs (“BSC”) and Washington Sports Clubs (“WSC”) brand names, respectively, and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Clubs (“PSC”) brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.
      We consider that we have two principal sources of revenue:

1. Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 82.5% of our total revenue for the six months ended June 30, 2005. We recognize revenue from membership dues in the month when the services are rendered. Approximately 90% of our members pay their monthly dues by electronic funds transfer, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership, which is approximately 24 months.

2. For the six months ended June 30, 2005, 16.5% of our revenue was generated from ancillary club revenue. Ancillary club revenue consists of personal training, programming for children, group fitness training and other member activities, as well as sales of sports products.
      The balance of our revenue (approximately 1.0% for the six months ended June 30, 2005) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not own and we also sell in-club advertising and sponsorships. We refer to this as Fees and Other revenue.
      Revenue (in $’000s) is comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2005	2004	2005

Membership dues	$70,944	$77,493	$139,925	$152,071
Initiation fees	3,112	3,044	6,328	6,122

Membership revenue	74,056	80,537	146,253	158,193
Personal training revenue	9,363	11,593	17,851	21,973
Other ancillary club revenue	4,198	4,948	8,817	9,743

Ancillary club revenue	13,561	16,541	26,668	31,716
Fees and Other revenue	889	918	1,715	1,933

Total revenue	$88,506	$97,996	$174,636	$191,842

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
      Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on attractive terms and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.

Historical Club Growth
      The following table sets forth our club growth during each of the quarters in 2004 and the first two quarters of 2005.

	2004					2005

	Q1	Q2	Q3	Q4	Total	Q1	Q2

Clubs at beginning of period	129	132	134	136	129	137	140
Greenfield clubs(a)	3	1	—	1	5	3	—
Acquired clubs	—	1	2	—	3	—	1
Relocated or closed clubs	—	—	—	—	—	—	(1)

Clubs at end of period	132	134	136	137	137	140	140

Number of partly-owned clubs included at the end of period(b)	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2004 and June 30, 2005 we managed four university-owned clubs, respectively, in which we did not have an equity interest.
Results of Operations
      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2005	2004	2005

Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Payroll and related	38.6	40.0	40.0	39.4
Club operating	32.7	32.4	32.4	32.9
General and administrative	6.7	6.6	6.9	6.9
Depreciation and amortization	10.5	10.3	10.5	10.3
Goodwill impairment	—	—	1.1	—

Operating income	11.5	10.8	8.5	10.4

Interest expense	11.4	10.7	10.8	10.8
Interest income	(0.1)	(0.5)	(0.2)	(0.4)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)	(0.5)

Income (loss) before provision (benefit) for corporate income taxes	0.7	0.9	(1.7)	0.6
Provision (benefit) for corporate income taxes	(0.1)	0.4	(0.8)	0.3

Net income (loss)	0.6	0.5	(0.9)	0.3
Accreted dividend on preferred stock	—	—	(0.4)	—

Net income (loss) attributable to common stockholders	0.6%	0.5%	(1.3)%	0.3%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.
      Revenues. Revenues increased $9.5 million, or 10.7%, to $98.0 million during the quarter ended June 30, 2005 from $88.5 million in the quarter ended June 30, 2004. Revenues increased during the quarter by $4.8 million, or 5.7%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). The 5.7% increase in mature club revenue is due to a 3.5% increase in membership and a 2.1% increase in ancillary revenue and a 0.1% increase in price. During the quarter, revenue increased $4.7 million at the 15 clubs opened subsequent to June 30, 2003.
      Operating Expenses. Operating expenses increased $9.1 million, or 11.7%, to $87.4 million in the quarter ended June 30, 2005, from $78.3 million in the quarter ended June 30, 2004. The increase was due to the following factors:

Payroll and related expenses increased by $5.0 million, or 14.6%, to $39.2 million in the quarter ended June 30, 2005, from $34.2 million in the quarter ended June 30, 2004. This increase was principally attributable to an increase of 5.7% in the total months of club operations from 393 to 415, as well as the following:

•	Payroll costs directly related to personal training, Group Exclusives and programming for children increased $1.6 million, or 25.8%, due to an increase in revenue generated from these programs.

Club operating expenses increased by $2.8 million, or 9.7%, to $31.7 million in the quarter ended June 30, 2005, from $28.9 million in the quarter ended June 30, 2004. This increase was principally attributable to the following:

•	A $2.5 million increase in rent and occupancy expenses. Clubs that have opened or expanded since June 30, 2003 or that are currently under construction contributed $1.8 million of the increase and $657,000 relates to our 125 mature clubs.

General and administrative expenses increased $569,000 or 9.6% to $6.5 million in the quarter ended June 30, 2005 from $5.9 million in the quarter ended June 30, 2004. This increase was principally attributable to the following:

•	Legal and related costs increased $261,000 due to an increase in consulting related to new club leases, as well as increased litigation for both and new and existing matters in the normal course of business.

•	Accounting and consulting fees and expenses increased by $104,000 principally due to increases in consulting fees with respect to the Sarbanes-Oxley Act section 404 preparedness.
      Depreciation and amortization increased by $781,000, or 8.4%, to $10.1 million in the quarter ended June 30, 2005, from $9.3 million in the quarter ended June 30, 2004, principally due to new and expanded clubs.
      Interest Expense. Interest expense increased $457,000 to $10.5 million during the quarter ended June 30, 2005 from $10.1 million in the quarter ended June 30, 2004. This increase is due to the issuance of the Discount Notes in February 2004.
      Interest Income. Interest income increased $349,000 to $465,000 in the quarter ended June 30, 2005 from $116,000 in the quarter ended June 30, 2004 due to increases in cash and cash equivalents as well as increases in the rate of interest earned on invested cash.
      Provision for Corporate Income Taxes. We have recorded an income tax provision of $430,000 in the quarter ended June 30, 2005 compared to $122,000 in the quarter ended June 30, 2004. Included in our provision for the quarter is approximately $85,000 of incremental income taxes the Company expects to pay related to the repatriation of funds from our subsidiary in Switzerland.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.
      Revenues. Revenues increased $17.2 million, or 9.9%, to $191.8 million during the six months ended June 30, 2005 from $174.6 million during the six months ended June 30, 2004. Revenues increased during the six months by $8.9 million, or 5.3%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). The 5.3% increase in mature club revenue is due to a 3.8% increase in membership and a 1.9% increase in ancillary revenue offset by a 0.5% decrease in price. During the six months ended June 30, 2005, revenue increased $8.3 million at the 15 clubs opened subsequent to June 30, 2003.

      Operating Expenses. Operating expenses increased $11.9 million, or 7.4%, to $171.7 million in six months ended June 30, 2005, from $159.8 million in the six months ended June 30, 2004. The increase was due to the following factors:

Payroll and related expenses increased by $5.1 million or 7.3% to $75.6 million in the six months ended June 30, 2005, from $70.5 million in the six months ended June 30, 2004. This increase was principally attributable to an increase of 6.0% in the total months of club operations from 780 to 826, as well as the following:

•	Payroll costs directly related to personal training, Group Exclusives and programming for children increased $3.1 million, or 26.8%, due to an increase in revenue generated from these programs.

•	An offset to the increases in payroll relate to a $1.1 million one-time bonus received by vested option holders in the first quarter of 2004, while no such bonus payment was made in 2005.

Club operating expenses increased by $6.3 million, or 11.2%, to $63.2 million in the six months ended June 30, 2005, from $56.8 million in the six months ended June 30, 2004. This increase was principally attributable to the following:

•	A $4.1 million increase in rent and occupancy expenses. Clubs that have opened, expanded since June 30, 2003 or are under construction contributed $2.8 million of the increase and $1.3 million relates to our 125 mature clubs.

•	Credit card fees increased $413,000, or 11.8%, principally due to increases in revenue and processed deferred revenue.

General and administrative expenses increased $1.0 million or 8.3% to $13.1 million in the six months ended June 30, 2005 from $12.1 million during the same period in 2004. This increase was principally attributable to the following:

•	Accounting and consulting fees and expenses increased by $548,000 principally due to increases in consulting fees with respect to the Sarbanes-Oxley Act — Section 404 preparedness.

•	Legal and related costs increased $494,000 due to an increase in consulting related to new club leases, as well as increased litigation for both new and existing matters incurred in the normal course of business.
      Depreciation and amortization increased by $1.4 million, or 7.6%, to $19.8 million in the six months ended June 30, 2005, from $18.4 million in the same period in 2004 principally due to new and expanded clubs.
      Goodwill Impairment: In the quarter ended March 31, 2004 the Company performed its annual impairment test and determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections for future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired. There was no goodwill impairment from the 2005 annual impairment testing.
      Interest Expense. Interest expense increased $1.8 million to $20.6 million during the six months period ended June 30, 2005 from $18.9 million during the same period in 2004. This increase is due to the issuance of the Discount Notes in February 2004.
      Interest Income. Interest income increased $545,000 to $834,000 during the six months June 30, 2005 from $289,000 during the same period in 2004 due to increases in cash and cash equivalents as well as increases in the rate of interest earned on invested cash.

      Provision for Corporate Income Taxes. We have recorded an income tax provision of $555,000 during the six months ended June 30, 2005 compared to a tax benefit of $1.5 million during the same period 2004.
      Accreted Dividends on Preferred Stock. In connection with the February 2004 issuance of the Discount Notes, all outstanding preferred stock was redeemed. Therefore, we did not accrete dividends in 2005, while in the first six months of 2004, $783,000 of dividends were accreted.
Liquidity and Capital Resources
      Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
      Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2005 was $29.6 million compared to $34.0 million during the six months ended June 30, 2004. Net cash flows from operations have decreased principally due to a $2.9 million decrease in accounts payable and a $3.0 million net increase in cash paid for income taxes during the six months ended June 2005.
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
      Investing Activities. We invested $24.6 million and $17.0 million in capital expenditures and club acquisitions during the six months ended June 30, 2005 and 2004, respectively. For the year ended December 31, 2005, we are committed to invest an additional $37.4 million in capital expenditures, which includes $8.7 million that management intends to invest to expand and renovate certain existing clubs, $9.1 million to continue to upgrade existing clubs and $750,000 to enhance our management information systems. The remainder of our 2005 capital expenditures will be committed to build or acquire clubs. Total committed capital expenditures for the full year ended December 31, 2005 total $63.8 million. We expect that these expenditures will be funded by cash flow provided by operations and available cash on hand.
      Financing Activities. Net cash used in financing activities was $683,000 for the six months ended June 30, 2005 compared to $618,000 for the same period in 2004.
      On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.
      On February 4, 2004, TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009, the accreted value will equal $213.0 million, the aggregate principal amount due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI. TSI Holdings, debt is not guaranteed or collateralized by the assets of TSI, and TSI Holdings relies on the cash flows of TSI to service its debt. The indenture governing the Senior Notes contains restrictions on payments by TSI to TSI Holdings.
      On February 6, 2004, all of TSI Holdings’ outstanding Series A preferred and Series B preferred stock were redeemed for a total of $50.6 million.
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
      As of June 30, 2005, our total consolidated debt was $403.8 million. This substantial amount of debt could have significant consequences, including:

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
      As of June 30, 2005, TSI had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and interest is payable semiannually in cash on each April 15 and October 15. The Senior Notes mature in 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.
      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75:1.00 during 2005, and a maximum permitted total leverage ratio of 3.75:1.00 through December 30, 2005 and 3.5 to 1.00 from December 31, 2005 through September 29, 2006. TSI’s interest coverage and leverage ratios were 3.34 to 1.00 and 3.23 to 1.00 respectively as of June 30, 2005. Given the Company’s operating plans and expected performance for 2005, the Company expects it will continue to be in compliance with its covenants. These covenants limit TSI’s ability to incur additional debt, and as of June 30, 2005. TSI’s permitted borrowing capacity under the line of credit totaled $39.8 million. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at June 30, 2005 and outstanding letters of credit issued totaled $5.5 million. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of June 30, 2005 was $44.5 million. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.
      As of June 30, 2005, we had $61.7 million of cash and cash equivalents.
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
      Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition downward adjustments arising out of operations of the acquired clubs. As of June 30, 2005 total notes outstanding related to acquisitions totaled $3.7 million. These notes bear interest at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.
      The aggregate long-term debt, and operating lease obligations as of June 30, 2005 were as follows:

	Payments Due by Period (in $’000s)

		Less than
Contracted Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt(1)	$1,121,902	$26,001	$50,662	$82,939	$962,301
Operating Lease Obligations(2)	705,113	55,531	120,687	113,059	415,836

Total Contractual Cash Obligations	$1,827,015	$81,532	$171,349	$195,998	$1,378,137

Notes:

(1)	The long-term debt contractual cash obligations include principal payment and interest requirements on our debt. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually. The obligations related to our 11.0% Discount Notes include $67.9 million of additional accretion from June 30, 2005 through February 1, 2009. Thereafter $23.4 million of annual interest on the Discount Notes have been included with these contractural obligations.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate taxes, common area maintenance and, in certain cases, defined amounts based on the operating results of the lessee.
Forward-Looking Statements
      Certain statements in this report on Form 10-Q of the Company for the three and six month periods ended June 30, 2005 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we have any significant risk related to interest rate fluctuations since we currently carry only fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during the first six months of 2005, our interest income from cash equivalents would have increased by approximately $320,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during the period.

      For additional information concerning the terms of our fixed-rate debt see Note 6 to our December 31, 2004 financial statements filed with our Form 10-K.

Item 4.	Controls and Procedures.
      (a) As of June 30, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were reasonably designed and effective, reasonably ensuring that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      (b) There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On April 1, 2005, TSI Holdings granted options for the purchase of up to 20,000 shares of its common stock to certain of its key employees. The compensatory options were issued for no cash consideration and are exercisable at a price of $91.50 per share of common stock. Such exercise price was determined by an independent valuation to be in excess of the fair market value of the shares of common stock underlying the options at the date of grant. These options vest in full on April 1, 2015 and vest on an accelerated basis upon the occurrence of certain defined events, including the achievement of equity targets or the sale of the Company.
      The securities issued in the transactions described above were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE: August 2, 2005	By: /s/ Richard Pyle Richard Pyle Chief Financial Officer, Office of the President (principal financial, accounting officer)

DATE: August 2, 2005	By: /s/ Robert Giardina Robert Giardina Chief Executive Officer, Office of the President (principal executive officer)