Form 10-Q
period 2005-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2005-11-14
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
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
☐ Yes               ☑ No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes               ☐ No
      As of November 11, 2005 there were 1,309,123 shares of Class A Common Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005	2
b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2005	3
c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005	4
d) Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES
Section 302 certification
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification
Section 906 certification
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 and September 30, 2005
(All figures $’000s except share and per share data)

	December 31,	September 30,
	2004	2005

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,506	$68,866
Accounts receivable (less allowance for doubtful accounts of $2,647 and $2,689 as of December 31, 2004 and September 30, 2005, respectively)	1,955	4,864
Inventory	655	550
Prepaid corporate income taxes	5,645	1,987
Prepaid expenses and other current assets	8,971	12,015

Total current assets	74,732	88,282
Fixed assets, net	226,253	237,528
Goodwill	47,494	49,967
Intangible assets, net	931	913
Deferred tax asset, net	12,735	23,035
Deferred membership costs	12,017	11,714
Other assets	16,794	15,706

Total assets	$390,956	$427,145

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,225	$1,270
Accounts payable	10,555	6,321
Accrued expenses	22,402	29,429
Accrued interest	5,217	11,483
Deferred revenue	28,294	36,363

Total current liabilities	67,693	84,866
Long-term debt and capital lease obligations	395,236	406,067
Deferred lease liabilities	36,009	43,551
Deferred revenue	3,298	2,916
Other liabilities	5,737	6,858

Total liabilities	507,973	544,258

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 1,312,289 and 1,309,123 shares at December 31, 2004 and September 30, 2005, respectively	1	1
Paid-in capital	(113,900)	(114,087)
Unearned compensation	(292)	(254)
Accumulated other comprehensive income (currency translation adjustment)	916	422
Accumulated deficit	(3,742)	(3,195)

Total stockholders’ deficit	(117,017)	(117,113)

Total liabilities and stockholders’ deficit	$390,956	$427,145

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2004 and 2005
(All figures $’000s)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

Revenues:
Club operations	$88,205	$97,212	$261,126	$287,121
Fees and other	1,471	988	3,184	2,921

	89,676	98,200	264,310	290,042

Operating Expenses:
Payroll and related	33,813	38,388	104,256	113,952
Club operating	29,848	34,146	86,665	97,314
General and administrative	6,104	6,653	18,228	19,796
Depreciation and amortization	8,851	9,850	27,271	29,673
Goodwill impairment	—	—	2,002	—

	78,616	89,037	238,422	260,735

Operating Income	11,060	9,163	25,888	29,307
Interest expense	10,311	10,485	29,174	31,113
Interest income	(221)	(618)	(510)	(1,452)
Equity in the earnings of investees and rental income	(407)	(446)	(1,090)	(1,321)

Income (loss) before provision (benefit) for corporate income taxes	1,377	(258)	(1,686)	967
Provision (benefit) for corporate income taxes	687	(135)	(808)	420

Net income (loss)	690	(123)	(878)	547
Accreted dividends on preferred stock	—	—	(783)	—

Net income (loss) attributable to common stockholders	$690	$(123)	$(1,661)	$547

Statements of Comprehensive Income (Loss)
Net income (loss)	$690	$(123)	$(878)	$547
Foreign currency translation adjustments	14	21	(17)	494

Comprehensive income (loss)	$704	$(102)	$(895)	$1,041

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2005
(All figures $’000s)
(Unaudited)

	Nine months ended
	September 30,

	2004	2005

Cash flows from operating activities:
Net income (loss)	$(878)	$547

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,271	29,673
Interest expense on Senior Discount Notes	9,146	11,495
Goodwill impairment	2,002	—
Compensation expense incurred in connection with stock options	29	35
Noncash rental expense, net of noncash rental income	363	1,079
Amortization of debt issuance costs	1,178	1,227
Net changes in certain operating assets and liabilities	6,617	16,391
(Increase) decrease in deferred tax asset	1,839	(10,300)
Decrease in deferred membership costs	643	303
Increase in reserve for self-insured liability claims	845	1,496
Landlord contributions to tenant improvements	2,112	6,389
Other	(661)	(513)

Total adjustments	51,384	57,275

Net cash provided by operating activities	50,506	57,822

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(23,754)	(40,773)
Acquisition of businesses	(3,726)	(3,861)

Net cash used in investing activities	(27,480)	(44,634)

Cash flows from financing activities:
Proceeds from 11.0% Senior Discount Note offering	120,729	—
Proceeds from stock option exercises	539	—
Redemption of Series A and Series B preferred stock	(50,635)	—
Common stock distribution	(68,943)	—
Repurchase of common stock	(53)	(184)
Repayment of borrowings	(3,055)	(959)
Costs related to a planned equity offering	—	(685)

Net cash used in financing activities	(1,418)	(1,828)

Net increase in cash and cash equivalents	21,608	11,360
Cash and cash equivalents at beginning of period	40,802	57,506

Cash and cash equivalents at end of period	$62,410	$68,866

Summary of change in certain operating assets and liabilities; net of effects of acquired businesses:
Increase in accounts receivable	$(1,111)	$(2,803)
Decrease in inventory	43	109
Decrease (increase) in prepaid expenses, prepaid income taxes, and other current assets	(3,590)	155
Increase in accounts payable, accrued expenses and accrued interest	8,448	11,532
Increase in deferred revenue	2,827	7,398

Net changes in certain operating assets and liabilities	$6,617	$16,391

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      Town Sports International Holdings, Inc. (“TSI Holdings”) was incorporated in January 2004, principally for the purpose of issuing debt that is structurally subordinated to the debt of its wholly owned subsidiary, Town Sports International, Inc, (“TSI”). References to the “Company”, “we”, “us” and “our” refer to TSI Holdings and its consolidated subsidiaries, including TSI.
      The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2004 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. Certain reclassifications were made to the reported amounts at December 31, 2004 to conform to the presentation at September 30, 2005. For the nine-month period ended September 30, 2004, landlord contributions to tenant improvements totaling $2,112 have been revised from cash flows from investing activities to cash flows from operations. Also, for the three and nine months ended September 30, 2004, respectively, $407 and $1,090 of equity in the earnings of investees and rental income have been revised from revenue to other income. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. Unless otherwise noted, all amounts presented are in ($’000s) except per share data.

2.	Long-Term Debt and Capital Lease Obligations

	December 31,	September 30,
	2004	2005
	($’000s)	($’000s)

Senior Notes 9 5/8%, due 2011	$255,000	$255,000
Senior Discount Notes 11.0%, due 2014	137,572	149,066
Notes payable for acquired businesses	3,874	3,271
Capital lease obligations	15	—

	396,461	407,337
Less, current portion due within one year	1,225	1,270

Long-term portion	$395,236	$406,067

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
      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75:1.00 during 2005, and a maximum permitted total leverage ratio of 3.75:1.00 through December 30, 2005 and 3.5:1.00 from December 31, 2005 through September 29, 2006. TSI’s interest coverage and leverage ratios were 3.35:1.00 and 3.24:1.00, respectively, as of September 30, 2005. As of September 30, 2005, the Company is in compliance with its debt covenants. These covenants limit TSI’s ability to incur additional debt, and as of September 30, 2005 TSI’s permitted borrowing capacity under the line of credit totaled $37,883. Loans under the Senior Credit Facility at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at September 30, 2005 and outstanding letters of credit issued totaled $5,497. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of September 30, 2005 was $44,503.

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
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The new law provided for phased eliminations of the Foreign Sales Corporation/ Extraterritorial Income tax deduction over 2005 and 2006, and also created a new deduction for qualified domestic production activities that is phased in

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from 2006 through 2010. The Act also created a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries. The Company adopted a Domestic Reinvestment Plan in June 2005 and repatriated $1,631 from its Swiss subsidiary on October 31, 2005. The Company recorded approximately $85 of additional income tax expense in the second quarter of 2005 as a result of this repatriation of funds.

4.	Goodwill and Other Intangibles
      Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names, New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
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
      The change in the carrying amount of goodwill from December 31, 2004 through September 30, 2005 (in $’000s) is as follows:

Balance December 31, 2004	$47,494
Change due to currency exchange rate fluctuations	(100)
Acquired goodwill	2,587
Other	(14)

Balance September 30, 2005	$49,967

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below is a summary of the Company’s acquired intangible assets as of December 31, 2004 and September 30, 2005

	As of December 31, 2004
	($’000s)

Acquired Intangible Assets	Cross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$11,008	$(10,372)	$636
Covenants-not-to-compete	1,150	(894)	256
Beneficial Lease	223	(184)	39

	$12,381	$(11,450)	$931

	As of September 30, 2005
	($’000s)

Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$11,450	$(10,783)	$667
Covenants-not-to-compete	1,150	(935)	215
Beneficial Lease	223	(192)	31

	$12,823	$(11,910)	$913

      The amortization expense of the above-acquired intangible assets for each of the five years ending December 31, 2009 is as follows:

Aggregate Amortization Expense for
the Year Ended December 31, ($’000s)

2005(a)	$633
2006	522
2007	121
2008	62
2009	34

$1,372

(a) Amortization expense for the nine months ended September 30, 2005 and September 30, 2004 amounted to $460 and $593, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	($’000s)		($’000s)

	2004	2005	2004	2005

Net income (loss) attributed to common stockholders, as reported	$690	$(123)	$(1,661)	$547
Add:
Stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders, net of related tax effects	5	6	15	21
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(27)	(29)	(85)	(86)

Pro forma net income (loss) attributed to common stockholders	$668	$(146)	$(1,731)	$482

      On April 1, 2005 the Company granted 20,000 common stock options for the purchase of common stock to its employees at an exercise price of $91.50. The exercise price was in excess of the fair market value of the common stock on the date of grant as determined with the assistance of an independent valuation specialist. These options vest in full on April 1, 2015 and vest on an accelerated basis in the event that certain defined events occur, including the achievements of equity targets or the sale of the Company.

6.	Investments in Affiliated Companies
      The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income for operations and net income of KSMA for the three and nine months ending September 30, 2004 and 2005 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	($’000s)		($’000s)

	2004	2005	2004	2005

Revenue	$881	$868	$2,721	$2,630
Income from operations	379	298	1,193	1,035
Net income	354	267	1,112	941

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies
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
8.     June 30, 2005 Announcements
      On June 30, 2005, the Company announced its intention to file a registration statement with the SEC for a proposed underwritten initial public offering (“IPO”) of common stock. On July 6, 2005, the Company filed a Form S-1 Registration Statement with the SEC. Also on June 30, 2005, the Company announced it is exploring various strategic alternatives, including a possible sale of the Company and has retained Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and Credit Suisse First Boston, LLC to assist the Company in its review. The Company has incurred $685 of costs related to the Form S-1 Registration Statement process. These costs are included in cash flows from financing activities and they have been deferred and included in other assets as of September 30, 2005.

9.	Guarantors
      In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. TSI Holdings and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.
      Except for TSI Holdings (TSI’s parent), each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and several. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulations S-X at December 31, 2004, and September 30, 2005 and for the three and nine months ending September 30, 2004 and 2005.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004
(All figures in $’000s)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$274	$3,425	$51,327	$2,480	$0	$57,506
Accounts receivable, net	—	3,199	1,121	114	(2,479)	1,955
Inventory	—	—	623	32	—	655
Prepaid corporate income taxes	—	5,645	—	—	—	5,645
Inter-company receivable (payable)	1,075	8,636	(8,083)	(1,628)	—	—
Prepaid expenses and other current assets	—	9,840	2,631	—	(3,500)	8,971

Total current assets	1,349	30,745	47,619	998	(5,979)	74,732
Investment in subsidiaries	8,862	267,350	—	—	(276,212)	—
Fixed assets, net	—	11,478	213,464	1,311	—	226,253
Goodwill	—	—	46,619	875	—	47,494
Intangible assets, net	—	—	931	—	—	931
Deferred tax assets, net	6,266	7,108	(491)	(148)	—	12,735
Deferred membership costs	—	—	12,017	—	—	12,017
Other assets	4,106	11,604	1,084	—	—	16,794

Total assets	$20,583	$328,285	$321,243	$3,036	$(282,191)	$390,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and	$—	$0	$1,225	$0	$0	$1,225
Accounts payable	—	3,732	6,823	—	—	10,555
Accrued expense	28	5,215	2,481	512	—	5,217
Accrued interest	—	8,673	13,189	—	(2,479)	22,402
Deferred revenue	—	—	28,294	—	—	28,294

Total current liabilities	28	17,620	52,012	512	(2,479)	67,693
Long-term debt & capital lease obligations	137,572	295,865	(34,701)	—	(3,500)	395,236
Deferred lease liabilities	—	485	35,524	—	—	36,009
Deferred revenue	—	60	3,137	101	—	3,298
Other liabilities	—	5,393	344	—	—	5,737

Total liabilities	137,600	319,423	56,316	613	(5,979)	507,973

Stockholders’ deficit	(117,933)	7,946	264,919	1,515	(274,380)	(117,933)
Accumulated other comprehensive income	916	916	8	908	(1,832)	916

Total stockholders’ deficit	(117,017)	8,862	264,927	2,423	(276,212)	(117,017)

Total liabilities and stockholders’ deficit	$20,583	$328,285	$321,243	$3,036	$(282,191)	$390,956

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
September 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$180	$1,194	$64,794	$2,698	$—	$68,866
Accounts receivable, net	—	3,697	3,755	160	(2,748)	4,864
Inventory	—	—	521	29	—	550
Prepaid corporate income taxes	—	4,845	(2,858)	—	—	1,987
Inter-company receivable (payable)	937	17,512	(16,759)	(1,690)	—	—
Prepaid expenses and other current assets	33	7,741	7,741	—	(3,500)	12,015

Total current assets	1,150	34,989	57,194	1,197	(6,248)	88,282
Investment in subsidiaries	16,057	283,095	—	—	(299,152)	—
Fixed assets, net	—	9,971	226,579	978	—	237,528
Goodwill	—	—	49,193	774	—	49,967
Intangible assets, net	—	—	913	—	—	913
Deferred tax assets, net	10,902	12,670	(491)	(46)	—	23,035
Deferred membership costs	—	63	11,651	—	—	11,714
Other assets	3,844	10,812	1,050	—	—	15,706

Total assets	$31,953	$351,600	$346,089	$2,903	$(305,400)	$427,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$—	$—	$1,270	$—	$—	$1,270
Accounts payable	—	(493)	6,814	—	—	6,321
Accrued expenses	—	7,460	21,583	386	—	29,429
Accrued interest	—	11,481	2,750	—	(2,748)	11,483
Deferred revenue	—	—	36,363	—	—	36,363

Total current liabilities	—	18,448	68,780	386	(2,748)	84,866
Long-term debt & capital lease obligations	149,066	309,487	(48,986)	—	(3,500)	406,067
Deferred lease liabilities	—	493	43,058	—	—	43,551
Deferred revenue	—	634	2,193	89	—	2,916
Other liabilities	—	6,481	377	—	—	6,858

Total liabilities	149,066	335,543	65,422	475	(6,248)	544,258

Stockholders’ deficit	0	0	0	0	0	—
Common Stockholders’ deficit	(117,535)	15,635	280,667	2,006	(289,308)	(117,535)
Accumulated other comprehensive income	422	422	—	422	(844)	422

Total stockholders’ deficit	(117,113)	16,057	280,667	2,428	(299,152)	(117,113)

Total liabilities and stockholders’ deficit	$31,953	$351,600	$346,089	$2,903	$(305,400)	$427,145

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For three months ended September 30, 2004
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$—	$879	$86,175	$1,151	$—	$88,205
Fees and other	—	193	2,254	—	(976)	1,471

	—	1,072	88,429	1,151	(976)	89,676

Operating expenses:
Payroll and related	—	5,328	28,035	450	—	33,813
Club operating	—	271	30,143	270	(836)	29,848
General and administrative	3	46	6,098	97	(140)	6,104
Depreciation and amortization	—	951	7,802	98	—	8,851

	3	6,596	72,078	915	(976)	78,616

Operating income	(3)	(5,524)	16,351	236	—	11,060
Interest expense	3,673	6,609	87	—	(58)	10,311
Interest income	(2)	(277)	—	—	58	(221)
Equity in the earnings of investees and rental income	—	(223)	(184)	—	—	(407)

Income (loss) before provision (benefit) for corporate income taxes	(3,674)	(11,633)	16,448	237	—	1,377
Provision (benefit) for corporate income taxes	(1,617)	(5,305)	7,548	61	—	687

Income (loss) before equity earnings	(2,057)	(6,328)	8,900	176	—	690
Equity earnings from subsidiaries	2,747	9,075	—	—	(11,822)	—

Net income	$690	$2,747	$8,900	$176	$(11,822)	$690

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For three months ended September 30, 2005
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$—	$201	$95,959	$1,052	$—	$97,212
Fees and other	—	182	1,903	—	(1,097)	988

	—	383	97,862	1,052	(1,097)	98,200

Operating expenses:
Payroll and related	—	5,631	32,318	439	—	38,388
Club operating	—	254	34,580	269	(957)	34,146
General and administrative	1	221	6,507	73	(140)	6,653
Depreciation and amortization	—	1,033	8,728	89	—	9,850

	1	7,130	82,133	870	(1,097)	89,037

Operating Income	(1)	(6,747)	15,729	182	—	9,163
Interest expense	4,031	6,418	97	(1)	(60)	10,485
Interest income	(1)	(676)	(1)	—	60	(618)
Equity in the earnings of investees and rental income	—	(267)	(179)	—	—	(446)

Income (loss) before provision (benefit) for corporate income taxes	(4,031)	(12,222)	15,812	183	—	(258)
Provision (benefit) for corporate income taxes	(1,752)	(6,395)	7,968	44	—	(135)

Income (loss) before equity earnings	(2,279)	(5,827)	7,844	139	—	(123)
Equity earnings from subsidiaries	2,156	7,983	—	—	(10,139)	—

Net income	$(123)	$2,156	$7,844	$139	$(10,139)	$(123)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For nine months ended September 30, 2004
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$—	$1,285	$256,221	$3,620	$—	$261,126
Fees and other	—	659	5,137	—	(2,612)	3,184

	—	1,944	261,358	3,620	(2,612)	264,310

Operating expenses:
Payroll and related	—	16,768	86,124	1,364	—	104,256
Club operating	—	945	87,075	837	(2,192)	86,665
General and administrative	40	(122)	18,423	307	(420)	18,228
Depreciation and amortization	—	3,008	23,970	293	—	27,271
Goodwill Impairment	—	—	2,002	—	—	2,002

	40	20,599	217,594	2,801	(2,612)	238,422

Operating income	(40)	(18,655)	43,764	819	—	25,888
Interest expense	9,341	19,865	203	(2)	(233)	29,174
Interest income	(59)	(684)	—	—	233	(510)
Equity in the earnings of investees and rental income	—	(531)	(559)	—		(1,090)

Income (loss) before provision (benefit) for corporate income taxes	(9,322)	(37,305)	44,120	821	—	(1,686)
Provision (benefit) for corporate income taxes	(4,102)	(15,131)	18,225	200	—	(808)

Income (loss) before equity earnings	(5,220)	(22,174)	25,895	621	—	(878)
Equity earnings from subsidiaries	4,342	26,516	—	—	(30,858)	—

Net income (loss)	$(878)	$4,342	$25,895	$621	$(30,858)	$(878)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(All figures in $’000s)
For nine months ended September 30, 2005
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$—	$237	$283,400	$3,484	$—	$287,121
Fees and other	—	470	5,717	—	(3,266)	2,921

	—	707	289,117	3,484	(3,266)	290,042

Operating expenses:
Payroll and related	—	16,899	95,693	1,360	—	113,952
Club operating	—	1,472	97,777	911	(2,846)	97,314
General and administrative	19	826	19,113	258	(420)	19,796
Depreciation and amortization	—	3,198	26,191	284	—	29,673

	19	22,395	238,774	2,813	(3,266)	260,735

Operating income (loss)	(19)	(21,388)	50,343	671	13	29,307
Interest expense	11,737	19,338	281	(4)	(239)	31,113
Interest income	(3)	(1,683)	(5)	—	239	(1,452)
Equity in the earnings of investees and rental income	—	(802)	(519)	—	—	(1,321)

Income (loss) before provision (benefit) for corporate income taxes	(11,753)	(38,541)	50,586	675	13	967
Provision (benefit) for corporate income taxes	(5,172)	(17,846)	23,252	186	—	420

Income (loss) before equity earnings	(6,581)	(20,695)	27,334	489	—	547
Equity earnings from subsidiaries	7,128	27,823	—	—	(34,951)	—

Net income	$547	$7,128	$27,334	$489	$(34,951)	$547

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(All figures in $’000s)
For nine months ended September 30, 2004
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$(878)	$4,342	$25,895	$621	$(30,858)	$(878)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,008	23,970	293	—	27,271
Goodwill impairment and club closure costs	—	—	2,002	—	—	2,002
Compensation expense in connection with stock options	—	29	—	—	—	29
Noncash rental expense, net of noncash rental income	—	(67)	430	—	—	363
Noncash interest expense	9,146	—	—	—	—	9,146
Amortization of debt issuance costs	194	984	—	—	—	1,178
Changes in operating assets and liabilities	(5,306)	809	15,681	27	—	11,211
Other	(4,345)	(26,246)	(98)	15	30,858	184

Total adjustments	(311)	(21,483)	41,985	335	30,858	51,384

Net cash provided by operating activities	(1,189)	(17,141)	67,880	956	—	50,506

Net cash used in investing activities	—	(1,702)	(25,363)	(142)	—	(27,480)

Net cash used in financing activities	1,637	19,164	(22,219)	—	—	(1,418)

Net decrease in cash and cash equivalents	448	321	20,025	814	—	21,608
Cash and cash equivalents at beginning of period	—	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$448	$741	$59,031	$2,190	$—	$62,410

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(All figures in $’000s)
For nine months ended September 30, 2005
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$547	$7,128	$27,334	$489	$(34,951)	$547

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,198	26,191	284	—	29,673
Compensation expense in connection with stock options	—	35	—	—	—	35
Noncash rental expense, net of noncash rental income	—	8	1,071	—	—	1,079
Noncash interest expense	11,495	—	—	—	—	11,495
Amortization of debt issuance costs	243	984	—	—	—	1,227
Changes in operating assets and liabilities	(5,232)	1,315	18,257	(281)	—	14,059
Other	(7,111)	(26,926)	(683)	(524)	34,951	(293)

Total adjustments	(605)	(21,386)	(44,836)	(521)	34,951	57,275

Net cash provided by operating activities	(58)	(14,258)	72,170	(32)	—	57,822

Net cash used in investing activities	—	(208)	(44,614)	188	—	(44,634)

Net cash used in financing activities	(36)	12,235	(14,089)	62	—	(1,828)

Net decrease in cash and cash equivalents	(94)	(2,231)	13,467	218	—	11,360
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$180	$1,194	$64,794	$2,698	$—	$68,866

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2005, we operated 140 clubs that collectively served approximately 410,000 members. We have developed and refined our urban-commuter fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and home. Our club model targets the “upper value” market segment, comprising individuals between the ages of 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
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
      Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of September 30, 2005, approximately half of our members participated in our passport membership plan that allows unlimited access to all our clubs in our clusters for a higher membership fee.
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
      We consider that we have two principal sources of revenue:

1. Our largest sources of revenue are membership dues and initiation fees paid by our members. This comprises 82.5% of our total revenue for the nine months ended September 30, 2005. We recognize revenue from membership dues in the month when the services are rendered. Approximately 90% of our members pay their monthly dues by electronic funds transfer, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership, which is approximately 24 months.

2. For the nine months ended September 30, 2005, 16.5% of our revenue was generated from ancillary club revenue. Ancillary club revenue consists of personal training, programming for children, group fitness training and other member activities, as well as sales of sports products.
      The balance of our revenue (approximately 1.0% for the nine months ended September 30, 2005) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not own and we also sell in-club advertising and sponsorships. We refer to this as Fees and Other revenue.
      Revenue (in $’000s) is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2005	2004	2005

Membership dues	$70,965	$78,133	$210,890	$230,203
Initiation fees	3,169	2,896	9,497	9,018

Membership revenue	74,134	81,029	220,387	239,221
Personal training revenue	8,320	10,003	26,171	31,976
Other ancillary club revenue	5,751	6,180	14,568	15,924

Ancillary club revenue	14,071	16,183	40,739	47,900
Fees and other revenue	1,471	988	3,184	2,921

Total revenue	$89,676	$98,200	$264,310	$290,042

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
      Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor and materials, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on attractive terms and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.

Historical Club Growth
      The following table sets forth our club growth during each of the quarters in 2004 and the first three quarters of 2005.

	2004					2005

	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3

Clubs at beginning of period	129	132	134	136	129	137	140	140
Greenfield clubs(a)	3	1	—	1	5	3	—	1
Acquired clubs	—	1	2	—	3	—	1	1
Existing clubs closed and merged into new clubs	—	—	—	—	—	—	(1)	(1)
Club closed for renovation	—	—	—	—	—	—	—	(1)

Clubs at end of period	132	134	136	137	137	140	140	140

Number of partly-owned clubs included at the end of period(b)	2	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2004 and September 30, 2005 we managed four university-owned clubs, respectively, in which we did not have an equity interest.
Results of Operations
      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2005	2004	2005

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	37.7	39.1	39.4	39.3
Club operating	33.3	34.8	32.8	33.6
General and administrative	6.8	6.8	6.9	6.8
Depreciation and amortization	9.9	10.0	10.3	10.2
Goodwill impairment	—	—	0.8	—

	87.7	90.7	90.2	89.9

Operating income	12.3	9.3	9.8	10.1
Interest expense	11.5	10.7	11.0	10.7
Interest income	(0.2)	(0.6)	(0.2)	(0.5)
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.4)	(0.5)

Income (loss) before provision (benefit) for corporate income taxes	1.5	(0.3)	(0.6)	0.4
Provision (benefit) for corporate income taxes	0.8	(0.1)	(0.3)	0.1

Net income (loss)	0.7	(0.2)	(0.3)	0.3

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.
      Revenues. Revenues increased $8.5 million, or 9.5%, to $98.2 million during the quarter ended September 30, 2005 from $89.7 million in the quarter ended September 30, 2004. Revenues increased during the quarter by $4.4 million, or 5.1%, at the Company’s mature clubs, (clubs owned and operated for at least 24 months). The 5.1% increase in mature club revenue is due to a 2.6% increase in membership a 1.1%

increase in ancillary revenue and a 1.4% increase in price. During the quarter, revenue increased $4.1 million at the 13 clubs opened subsequent to September 30, 2003.
      Operating Expenses. Operating expenses increased $10.4 million, or 13.3%, to $89.0 million in the quarter ended September 30, 2005, from $78.6 million in the quarter ended September 30, 2004. The increase was due to the following factors:

Payroll and related expenses increased by $4.6 million, or 13.5%, to $38.4 million in the quarter ended September 30, 2005, from $33.8 million in the quarter ended September 30, 2004. This increase was attributable to a 4.5% increase in the total months of club operations from 396 to 414, as well as the following:

•	Payroll costs directly related to personal training, Group Exclusives and programming for children increased $1.4 million, or 23.1%, due to an increase in demand for these programs.

Club operating expenses increased by $4.3 million, or 14.4%, to $34.1 million in the quarter ended September 30, 2005, from $29.8 million in the quarter ended September 30, 2004. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $1.7 million. Clubs that have opened or expanded since September 30, 2003 or that are currently under construction contributed $1.3 million of the increase and $378,000 relates to our 125 mature clubs.

•	Utility costs increased $1.1 million.

•	Advertising expense increased $1.0 million. This increase was attributable to a new advertising campaign that ran during the third quarter of 2005.

General and administrative expenses increased $549,000 or 9.0% to $6.7 million in the quarter ended September 30, 2005 from $6.1 million in the quarter ended September 30, 2004. This increase was principally attributable to the following:

•	Legal and related costs increased $543,000 due to an increase relating to new club leases, as well as increased litigation for both new and existing matters in the normal course of business.
      Depreciation and amortization increased by $999,000, or 11.3%, to $9.9 million in the quarter ended September 30, 2005, from $8.9 million in the quarter ended September 30, 2004, principally due to new and expanded clubs.
      Interest Expense. Interest expense increased $174,000 to $10.5 million during the quarter ended September 30, 2005 from $10.3 million in the quarter ended September 30, 2004. This increase is due to the compounding of interest related to the issuance of the Discount Notes in February 2004.
      Interest Income. Interest income increased $397,000 to $618,000 in the quarter ended September 30, 2005 from $221,000 in the quarter ended September 30, 2004 due to increases in cash and cash equivalents as well as increases in the rate of interest earned on invested cash.
      Provision for Corporate Income Taxes. We have recorded an income tax benefit of $135,000 in the quarter ended September 30, 2005 compared to a provision of $687,000 in the quarter ended September 30, 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.
      Revenues. Revenues increased $25.7 million, or 9.7%, to $290.0 million during the nine months ended September 30, 2005 from $264.3 million during the nine months ended September 30, 2004. Revenues increased during the nine months by $14.4 million, or 5.5%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). The 5.6% increase in mature club revenue is due to a 3.8% increase in membership a 1.7% increase in ancillary revenue and a 0.1% decrease in price. During the nine months ended September 30, 2005, revenue increased $11.3 million at the 13 clubs opened subsequent to September 30, 2003.

      Operating Expenses. Operating expenses increased $22.3 million, or 9.4%, to $260.7 million in nine months ended September 30, 2005, from $238.4 million in the nine months ended September 30, 2004. The increase was due to the following factors:

Payroll and related expenses increased by $9.7 million or 9.3% to $114.0 million in the nine months ended September 30, 2005, from $104.3 million in the nine months ended September 30, 2004. This increase was principally attributable to a 5.4% increase in the total months of club operations from 1,176 to 1,240, as well as the following:

•	Payroll costs directly related to personal training, Group Exclusives and programming for children increased $4.5 million, or 25.6%, due to an increase in demand for these programs.

•	An offset to the increases in payroll relate to a $1.1 million one-time bonus received by vested option holders in the first quarter of 2004 in connection with a common stock distribution, while no such bonus payment was made in 2005.

Club operating expenses increased by $10.6 million, or 12.3%, to $97.3 million in the nine months ended September 30, 2005, from $86.7 million in the nine months ended September 30, 2004. This increase was principally attributable to the following:

•	A $5.9 million increase in rent and occupancy expenses. Clubs that have opened, expanded since September 30, 2003 or are under construction contributed $4.2 million of the increase and $1.7 million relates to our 125 mature clubs.

•	Utility costs increased $1.3 million.

•	Advertising expense increased $1.4 million. This increase is principally attributable to a new advertising campaign that ran during the third quarter of 2005. Advertising expense, as a percent of revenue, increase to 2.8% of total revenue for the nine months ended September 30, 2005 to 2.6% of total revenue during the same period last year.

General and administrative expenses increased $1.6 million or 8.6% to $19.8 million in the nine months ended September 30, 2005 from $18.2 million during the same period in 2004. This increase was principally attributable to the following:

•	Accounting and consulting fees and expenses increased by $708,000 principally due to increases in audit and consulting fees with respect to the Sarbanes- Oxley Act — Section 404 preparedness.

•	Legal and related costs increased $1.1 million due to an increase relating to new club leases, as well as increased litigation for both new and existing matters incurred in the normal course of business.
      Depreciation and amortization increased by $2.4 million, or 8.8%, to $29.7 million in the nine months ended September 30, 2005, from $27.3 million in the same period in 2004 principally due to new and expanded clubs.
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
      Interest Expense. Interest expense increased $1.9 million to $31.1 million during the nine months period ended September 30, 2005 from $29.2 million during the same period in 2004. This increase is due to the issuance of the Discount Notes in February 2004.

      Interest Income. Interest income increased $942,000 to $1.5 million during the nine months September 30, 2005 from $510,000 during the same period in 2004. This increase is due to increases in cash and cash equivalents as well as increases in the rate of interest earned on invested cash.
      Provision for Corporate Income Taxes. We have recorded an income tax provision of $420,000 during the nine months ended September 30, 2005 compared to a tax benefit of $808,000 during the same period 2004.
      Accreted Dividends on Preferred Stock. In connection with the February 2004 issuance of the Discount Notes, all outstanding preferred stock was redeemed. Therefore, we did not accrete dividends in 2005, while in the first nine months of 2004, $783,000 of dividends were accreted.
Liquidity and Capital Resources
      Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
      Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2005 was $57.8 million compared to $50.5 million during the nine months ended September 30, 2004. Net cash flows from operations have increased due to a $4.3 million increase in cash provided by landlord contributions to tenant improvements, a $4.6 million increase in the change in deferred revenue and a $3.1 million increase in the change in accounts payable and accrued expenses offset by a net increase of $6.1 million in cash paid for income taxes during the nine months ended September 2005. The Jobs and Growth Tax Relief Reconciliation Act of 2003 permitted an acceleration of tax depreciation on 2004 capital improvements while no such acceleration is permitted in 2005. This resulted in an increase in cash paid for taxes from 2004 to 2005.
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
      Investing Activities. We invested $44.6 million and $27.5 million in capital expenditures and club acquisitions during the nine months ended September 30, 2005 and 2004, respectively. For the year ended December 31, 2005, we are committed to invest an additional $17.7 million in capital expenditures which includes $3.6 million to continue to upgrade existing clubs and $850,000 to enhance our management information systems. The remainder of our 2005 capital expenditures will be committed to build or acquire clubs. Total committed capital expenditures for the full year ended December 31, 2005 total $62.1 million. These expenditures will be funded by cash flow provided by operations and available cash on hand.
      Financing Activities. Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2005 compared to $1.4 million for the same period in 2004.
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
      As of September 30, 2005, our total consolidated debt was $407 million. This substantial amount of debt could have significant consequences, including:

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
      As of September 30, 2005, TSI had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a fixed rate of 9 5/8% and interest is payable semiannually in cash on each April 15 and October 15. The Senior Notes mature in 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.
      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75:1.00 during 2005, and a maximum permitted total leverage ratio of 3.75:1.00 through December 30, 2005 and 3.5:1.00 from December 31, 2005 through September 29, 2006. TSI’s interest coverage and leverage ratios were 3.35:1.00 and 3.24:1.00 respectively as of September 30, 2005. Given the Company’s operating plans and expected performance for 2005, the Company expects it will continue to be in compliance with its covenants. These covenants limit TSI’s ability to incur additional debt, and as of September 30, 2005. TSI’s permitted borrowing capacity under the line of credit totaled $37.9 million. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at September 30, 2005 and outstanding letters of credit issued totaled $5.5 million. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of September 30, 2005 was $44.5 million. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.
      As of September 30, 2005, we had $68.9 million of cash and cash equivalents.
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
      Notes payable were incurred upon the acquisition of various clubs and are subject to possible post-acquisition downward adjustments arising out of operations of the acquired clubs. As of September 30, 2005, total notes outstanding related to acquisitions totaled $3.3 million. These notes bear interest at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.
      The aggregate long-term debt, and operating lease obligations as of September 30, 2005 were as follows:

	Payment’s Due by Period (in $’000s)

		Less than
Contracted Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt(1)	$1,123,666	$25,814	$50,603	$82,767	$964,482
Operating Lease Obligations(2)	704,934	55,352	120,687	113,059	415,836

Total Contractual Cash Obligations	$1,828,600	$81,166	$171,290	$195,826	$1,380,318

Notes:

(1)	The long-term debt contractual cash obligations include principal payment requirements and interest on our 9 5/8% Senior Notes amounting to $24.5 million annually. The obligations related to our 11.0% Discount Notes include $63.9 million of additional accretion from September 30, 2005 through February 1, 2009. Thereafter $23.4 million of annual interest on the Discount Notes has been included in these contractual obligations,

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate taxes, common area maintenance and, in certain cases, defined amounts based on the operating results of the lessee.
Forward-Looking Statements
      Certain statements in this report on Form 10-Q of the Company for the three and nine month periods ended September 30, 2005 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we have any significant risk related to interest rate fluctuations since we currently carry only fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during the first nine months of 2005, our interest income from cash equivalents would have increased by approximately $500,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during the period.
      For additional information concerning the terms of our fixed-rate debt, see Note 6 to our December 31, 2004 financial statements filed with our Form 10-K.

Item 4.	Controls and Procedures.
      (a) As of September 30, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were reasonably designed and effective, reasonably ensuring that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      (b) There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
      On April 1, 2005, TSI Holdings granted options for the purchase of up to 20,000 shares of its common stock to certain of its key employees. The compensatory options were issued for no cash consideration and are exercisable at a price of $91.50 per share of common stock. Such exercise price was determined with the assistance of an independent valuation specialist to be in excess of the fair market value of the shares of common stock underlying the options at the date of grant. These options vest in full on April 1, 2015 and vest on an accelerated basis upon the occurrence of certain defined events, including the achievement of equity targets or the sale of the Company.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE: November 11, 2005	By: /s/ Richard Pyle Richard Pyle Chief Financial Officer, Office of the President (principal financial, accounting officer)

DATE: November 11, 2005	By: /s/ Robert Giardina Robert Giardina Chief Executive Officer, Office of the President (principal executive officer)