Form 10-K
period 2005-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2006-03-29
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
Commission file number: 333-114210
Town Sports International Holdings, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-0640002 (I.R.S. Employer Identification No.)
888 SEVENTH AVENUE — 25TH FLOOR
NEW YORK, NEW YORK 10106
(212) 246-6700
(Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☑ No ☐
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.        Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
      The aggregate market value of Common Stock held by non-affiliates of the Registrant: Not applicable
      As of March 28, 2006, there were 1,309,123 shares of Class A Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      None

i

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
PART I
FORWARD-LOOKING STATEMENTS
      Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2005 are forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks, and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission (“SEC”) filings by us. The information contained herein represents our best judgment as of the data hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect developments or information obtained after the date hereof and disclaim any legal obligation to the contrary. Such statements also will be influenced by the factors described below in “Risk Factors”.

Item 1.	Business
General
      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the third largest fitness club operator in the United States, in each case as measured by number of clubs. As of December 31, 2005, we owned and operated 139 fitness clubs and partly owned and operated two fitness clubs. These 141 clubs collectively served approximately 409,000 members. We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and home. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
      Our revenues, operating income, net income and EBITDA for the year ended December 31, 2005 were $388.6 million, $40.3 million, $1.8 million and $81.6 million, respectively. Our revenues, operating income, net loss and EBITDA for the year ended December 31, 2004 were $353.0 million, $34.3 million, ($3.9) million and $72.7 million, respectively.
      Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2005, approximately 45% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee.
      We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 37 locations (more than twice as many as our nearest competitor) and operate a total of 95 clubs under the New York Sports Clubs brand name within a 50 mile radius of New York City. We operate 18 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and we are establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Clubs brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

      Over our 32-year history, we have developed and refined a club format, that allows us to cost-effectively construct and efficiently operate our fitness clubs. Our model is flexible enough to adapt to the difficult real estate environments in the Company’s markets. It is designed to accommodate all relevant club sizes between 15,000 and 55,000 square feet necessary to operate the Company’s key club formats ranging from fitness-only to various multi-recreational formats. The average size of our clubs is approximately 24,000 square feet. Clubs typically have an open fitness area to accommodate cardiovascular and strength-training exercises, as well as special purpose rooms for group fitness class instruction and other exercise programs, as well as massage. Locker rooms generally include saunas and steam rooms, as well as daily and rental lockers. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting the quality exercise experience that we strive to make available to our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only model. For example, a suburban club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps.
Industry Overview
      Total U.S. fitness club industry revenues increased at a compound annual growth rate, or CAGR, of 7.7% from $6.5 billion in 1993 to $14.8 billion in 2004, according to the International Health, Racquet and Sports Club Association, or IHRSA. Total U.S. fitness club memberships increased at a compound annual growth rate of 5.1% from 25.2 million in 1994 to 41.3 million in 2004, according to IHRSA.
U.S. Fitness Club Industry Revenues
($ in billions)
      IHRSA Profiles of Success 2004, IHRSA Global Report 2005.
U.S. Fitness Club Memberships
(in millions)
      IHRSA/ American Sports Data Health Club Trend Report.
      Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation and the coming of age of their offspring, the “echo boomers” (ages eight to 26). Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2001), have helped to increase the general awareness of the benefits of exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased significantly from 7.4% in 1990 to 14.0% in 2003, according to the IHRSA American Sports Data Health Club Trend Report.
      Notwithstanding these longstanding growth trends, the fitness club industry continues to be highly fragmented. Less than 10.0% of clubs in the United States are owned and operated by companies that own more than 25 clubs, and the two largest fitness club operators each generate less than 8.0% of total United States fitness club revenues, according to management estimates.
      As a large operator with recognized brand names, leading regional market shares and an established operating history, we believe we are well positioned to benefit from these favorable industry dynamics.
      We believe that the growth in fitness club memberships is attributable to several factors. Americans are focused on achieving a healthier, more active and less stressful lifestyle. Of the factors members consider very important in their decision to join a fitness club, the most commonly mentioned is health, closely followed by appearance-related factors including muscle tone, looking better and weight control. We believe that the increased emphasis on appearance and wellness in the media has heightened the focus on self-image and fitness and will continue to do so. We also believe that fitness clubs provide a more convenient venue for exercise than outdoor activities, particularly in densely populated metropolitan areas. According to published industry reports, convenience is a leading factor in choosing a fitness club.
      We believe the industry can be segregated into three tiers based upon price, service and quality: (1) an upper tier consisting of clubs with monthly individual membership dues averaging in excess of $99 per month; (2) a middle tier consisting of clubs with monthly membership dues averaging between $35 and $99 per month; and (3) a lower tier consisting of clubs with monthly membership dues averaging less than $35 per month. We compete in the middle tier in terms of pricing, and because of our wide array of programs and services coupled with our commitment to customer service and our convenience to members’ work and home, we are positioned toward the upper end of this tier. Based upon the quality and service we provide to our members, we believe that we provide an attractive value to our members at the monthly membership dues we charge.
Competitive Strengths
      We believe the following competitive strengths are instrumental to our success:
      Strong market position with leading brands. We are the third largest fitness club operator in the United States, as measured by number of clubs. We are also one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York and Boston regions, and we believe we are the second largest owner and operator in the Washington, D.C. region and the third largest in the Philadelphia region. We attribute our leadership positions in these markets in part to the strength of our localized brand names, which foster recognition as a local network of quality fitness clubs.
      Regional clustering strategy providing significant benefits to members. By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through our Passport Membership, which provides the convenience of having fitness clubs near a member’s work and home. Approximately half of our members have the Passport Membership plan, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In addition, our regional clustering strategy is attractive to corporations seeking group memberships.
      Regional clustering strategy designed to maximize revenues and achieve economies of scale. We believe our regional clustering strategy allows us to maximize revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis while making it more difficult for potential new entrants to come into our markets. Regional clustering has allowed us to create an extensive network of clubs in our core markets, in addition to a widely recognized brand with strong local identity. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to effectively compete with us. We believe that this would be difficult given the relative scarcity of suitable sites in our markets. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses, and to reduce our capital spending needs.
      Expertise in site selection and development process. We believe that our expertise in site selection and development provides a significant advantage over our competitors given the real estate markets in the cities in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a rigorous process involving demographic and competitive analysis, financial modeling, site selection and negotiation of lease and acquisition terms to ensure that a location meets our criteria for a model club. We believe our flexible club formats are well suited to the challenging real estate environments in our markets.
      Experienced management team. We believe that our management team is one of the most experienced management teams in the industry. Our three most senior executives have 60 years of combined experience in the fitness club industry and have been working together at Town Sports since 1990. We believe that our management has the depth, experience and motivation to manage our growth. In the aggregate, our entire management team owns approximately 18.8% of our common stock.
Business Strategy
      We intend to continue to grow our revenues, earnings and cash flows using the following strategies:
      Drive comparable club revenue and profitability growth. For the year ended December 31, 2005, comparable club revenue growth was 6.9%. Our comparable club revenues increased as a result of our strategic initiatives, including our, commit membership plan and focus on growing ancillary revenues. The commit membership model that we implemented in 2003 encourages new members to commit to a one- or two-year membership at a discount to our month-to-month plan. Since the implementation of the new membership model, attrition rates have declined dramatically and comparable club revenues have increased. We intend to capitalize on this momentum to drive revenue and profitability growth by increasing our membership base as well as the amount of revenue that we generate from each member. Our margins will also continue to improve as the positive comparable club revenue growth allows us to leverage our fixed-cost base.
      Increase number of clubs by expanding within regional clusters. We intend to strengthen our market position and to increase revenues and earnings in our existing markets through the opening of new clubs and the acquisition of existing clubs. Our expertise in the site selection and development process combined with our proven and predictable club-level economic model enables us to generate significant returns from the opening of new clubs. We have currently identified over 100 urban and suburban locations in our existing markets that we believe possess the criteria for a model club. In addition, we have identified further growth opportunities in secondary markets located near our existing markets.
      Grow ancillary and other non-membership revenues. We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $42.0 million, or 15.0% of revenues for the year ended December 31, 2001, to $66.8 million, or 17.2% of revenues for the year ended December 31, 2005. We intend to continue to expand the current range of value-added services and programs that we offer to our members, such as personal training, massage, Sports Clubs for Kids and Group Exclusives. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.
      Realize benefits from maturation of recently opened clubs. From January  1, 2003 to December 31, 2005, we opened or acquired 18 clubs. We believe that our recent financial performance does not fully reflect the benefit of these clubs. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of these 18 clubs will significantly improve as the clubs reach maturity.
      Execute new business initiatives. We continually undertake initiatives to improve our business. For example, we have undertaken a significant study of various pricing and membership structure initiatives across our portfolio of clubs to seek to influence attrition and average length of membership. We have also improved the process surrounding the opening of newly constructed clubs to yield higher membership revenue in the first month of operation. In addition, we undertook a statistical multi-variable testing study and found a number initiatives that could be undertaken to improve our business. Of those, we tested 25 and have implemented seven initiatives in a combination that we believe will increase our membership and ancillary revenues and reduce attrition. Separately, we have a corporate sales division which targets or focuses on companies with more than 100 workers. In addition, we established an on-line corporate sales program to support the division in the first quarter of 2005. We believe these changes will lead to an increase in new corporate memberships in the future. Currently, 18.6% of our members have corporate memberships.
Marketing
      Our marketing campaign, which we believe has increased awareness of our brand names, is directed by our marketing department, which is headed by the Chief Executive Officer and our Vice President of Marketing. This team develops advertising strategies to convey each of our regionally branded networks as the premier network of fitness clubs in its region. Our marketing team’s goal is to achieve broad awareness of our regional brand names primarily through radio, newspaper, billboard and direct mail advertising. We believe that clustering clubs creates economies in our marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.
      Advertisements generally feature creative images or slogans that communicate the serious approach we take toward fitness in a provocative and/or humorous tone, rather than pictures of our clubs, pricing specials or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training for a limited time at a discount to the standard rate. We will also offer reduced initiation fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs. Such incentive programs include personal training sessions or sports accessories.
      We also engage in public relations and special events to promote our image in the local communities. We believe that these public relations efforts enhance our image and the image of our local brand names in the communities in which we operate. We also seek to build our community image through advertising campaigns with local and regional retailers.
      Our principal web site, www.mysportsclubs.com, provides information about club locations, program offerings, exercise class schedules and on-line promotions. The site also allows our members to give us direct feedback on all of our services and offerings. We also use the site to promote career opportunities with us.
Sales
      Sales of new memberships are generally handled at the club level. We employ approximately 420 “in-club” membership consultants who are responsible for new membership sales. Each club generally has two to four membership consultants. These consultants report directly to the club general manager, who in turn reports to a district manager. Membership consultants’ compensation consists of a base salary plus commission. Sales commissions range from $45 to $70 per new member enrolled. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete a 60 day in-house training program through which they learn our sales strategy. They are taught how to prospect for sales both through external activities and through existing member referrals. In making a sales presentation, membership consultants emphasize:

•	the proximity of our clubs to concentrated commercial and residential areas convenient to where target members live and work;

•	the obligation on the part of the enrollee;

•	the price/value relationship of a Town Sports membership; and

•	access to value-added services.
      A team of corporate membership consultants actively markets to larger corporations that have employees located in our markets. A separate corporate sales division was started in the fourth quarter of 2004 that currently has 20 full-time employees pursuing companies with more than 100 employees. In addition, a new on-line corporate sales program was established in the first quarter of 2005. We believe this focus will lead to significant new corporate participation in the future. Currently, 18.6% of members have corporate memberships.
      We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations. We have a streamlined membership structure designed to simplify our sales process. In addition, our proprietary centralized computer software ensures consistency of pricing and controls enrollment processing at the club level. As of December 31, 2005, our existing members were enrolled under two principal types of memberships:

•	The Passport Membership, ranging in price from $47 to $95 per month, is our higher priced membership and entitles members to use any of our clubs at any time. This membership is held by approximately 45% of our members. In addition, we have introduced a Passport Premium Membership at two select clubs, that includes a greater array of member services and facilities, at a price of $115 per month.

•	The Gold Membership, ranging in price from $38 to $81 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any of our clubs during off-peak times. This membership is held by approximately 55% of our members.
      By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through a Passport Membership, which provides the convenience of having fitness clubs near a member’s work and home. Approximately 45% of our members have the Passport Membership plan, and because these memberships offer broader privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as squash, tennis, basketball programs and swimming pools, without offering them at each location.
      Historically, we have sold month-to-month membership payment plans that are generally cancelable by our members at any time with 30 days’ notice. We implemented a commit membership model in October 2003 in an effort to improve our membership retention and to offer our members a wider range of membership types. The model encourages new members to commit to a one- or two-year membership, because these memberships are priced at a discount to the month-to-month plan. During 2005, 90% of our newly enrolled members opted for a commit membership program. As of December 31, 2005, approximately 40% of our members originated under a month-to-month non-commit membership plan and 60% originated under a commit membership plan. We believe members prefer to have the choice to commit for a year or two or to have the flexibility of the month-to-month non-commit plan.
      In joining a club, a new member signs a membership agreement that obligates the member to pay a one-time initiation fee, a one-time processing fee and monthly dues on an ongoing basis. Monthly electronic funds transfer, or EFT, of individual membership dues on a per-member basis averaged approximately $66.16 per month for the year ended December 31, 2005. Together, initiation fees and processing fees collected for new EFT members averaged approximately $68.35 for the year ended December 31, 2005. We collect approxi-

mately 90% of all monthly membership dues through EFT and EFT revenue constituted over 74.4% of consolidated revenue for the year ended December 31, 2005. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department. During 2005, we increased our collection efforts and retained a third-party collection agency, and have began to see a modest improvement in collections of our receivables. We believe that our EFT program of monthly dues collection provides a predictable and stable cash flow for us, reduces the traditional accounts receivable function and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection and working capital management. In addition, it enables us to increase our existing member dues in an efficient and consistent manner, which we typically do annually by between 1% and 3%, in line with increases in the cost of living.

	For the Month Ended December 31, (in $000s)

	2001	2002	2003	2004	2005

Monthly consolidated net EFT revenue	$18,321	$21,204	$21,303	$22,274	$25,190
Increase over prior year	19.3%	15.7%	0.5%	4.6%	13.1%
Non-Membership Revenue
      Over the past five years, we have expanded the level of ancillary club services provided to our members. Non-membership club revenue has increased by $24.8 million from $42.0 million in 2001 to $66.8 million in 2005. Increases in personal training revenue in particular have contributed $16.9 million of the increase in ancillary revenue during this period. In addition, we have added Sports Clubs for Kids and Group Exclusives (both additional fee for service programs) at selected clubs. Non-membership club revenue as a percentage of total revenue has increased from 15.0% for the year ended December 31, 2001 to 17.2% for the year ended December 31, 2005. Personal training revenue as a percentage of revenues increased from 9.0% of revenue in 2001 to 10.9% of revenue in 2005.

	For the Year Ended December 31, (in $000s)

	2001	%	2002	%	2003	%	2004	%	2005	%

Total revenue	$280,381	100.0%	$318,055	100.0%	$341,172	100.0%	$353,031	100.0%	$388,556	100.0%

Non-Membership Revenue:
Personal training revenue	25,358	9.0%	28,450	8.9%	31,170	9.1%	34,821	9.9%	42,277	10.9%
Other ancillary club revenue	14,781	5.3%	16,481	5.2%	17,269	5.1%	18,199	5.1%	20,139	5.2%
Fees and other revenue	1,926	0.7%	2,238	0.7%	2,707	0.8%	4,856	1.4%	4,413	1.1%

Total non-membership revenue	$42,045	15.0%	$47,169	14.8%	$51,146	15.0%	$57,876	16.4%	$66,829	17.2%

Club Format and Locations
      Our clubs are typically located in well-established, middle or upper-income residential, commercial or mixed urban neighborhoods within major metropolitan areas that are capable of supporting the development of a cluster of clubs. Our clubs generally have relatively high visibility in retail areas and are near transportation. In the New York City, Boston and Washington, D.C. markets, we have created clusters of clubs in urban areas and their commuter suburbs aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services. We are establishing a similar cluster in Philadelphia.
      Approximately half of the clubs we operate are urban clubs and the remainder are suburban. Our urban clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet.

Our suburban clubs vary in size from 15,000 square feet to 90,000 square feet, with one club being 200,000 square feet. Excluding this one large club, the average suburban club is 25,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is college educated, between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.
      We have experienced significant growth over the past five years through a combination of acquiring existing, privately owned, single and multi-club businesses, and developing and opening new club locations that we have constructed. From January 1, 2001 to December 31, 2005, we have acquired eleven existing clubs and opened 33 new clubs. In addition, during this period, we have relocated five clubs, sold one club, closed one club and temporarily closed one club for renovations to increase our total clubs under operation from 105 to 141.
      We engage in detailed site analyses and selection processes based upon information provided by our development software to identify potential target areas for additional clubs based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to our 141 locations, we opened three new clubs in January 2006 and two in February 2006. We also have 12 additional sites for which we entered into lease commitments, and have identified approximately 100 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate.
      Our facilities include some of all of the following state-of-the-art cardiovascular equipment, including upright and recumbent bikes, steppers, treadmills and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus, Free Motion and Hammer Strength equipment; group exercise and cycling studios; the Sportsclub Network entertainment system; locker rooms, including shower facilities, towel service and other amenities, such as saunas and steam rooms; babysitting; and a retail shop. Each of our clubs is equipped with automated external defibrillators. Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. At certain locations, additional facilities are also offered, including swimming pools and racquet and basketball courts. Also, we have significantly expanded the availability of fee-based programming at many of our clubs, including programs targeted at children, members and non-member adult customers.
      We also offer our Xpressline strength workout at all of our clubs. Xpressline is a trainer-supervised, eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels. This service is provided for free to our members. We have also introduced FitMap, which is a visual tool that provides our members with guidance on how to use our equipment through safe progressions of difficulty.
      We have over 5,000 Sportsclub Network personal entertainment units installed in our clubs. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for television viewing; some also have a compact disc player or an audio cassette player. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.
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
      Our business is divided into regional operating lines in which our vice presidents of operations oversee the profit responsibility of a defined group, or cluster, of clubs. Reporting to these officers are regional functional departments as well as district managers. Reporting to these district managers are the individual club general managers. General managers are responsible for the day-to-day management of each club. Some general managers are designated as Cluster managers, and they assist the District managers in managing membership sales at their “home” club plus two others. At each level of responsibility, compensation is structured to align our goals for profitability with those of each region, district or club.
      Corporate functional departments have been established to compliment each specific area of our clubs’ services, such as sales, training, group exercise programs, fitness equipment, programming, personal training, facility and equipment maintenance, procurement and laundry. We have also undertaken the establishment of a Learning and Development department to assume the management of existing sales and fitness training programs and to build training programs to support leadership training, operations management training, IT training and customer service training. The first modules of these programs are being introduced in the first quarter of 2006. This centralization allows local general managers at each club to focus on sales, customer service, club staffing and providing a high-quality exercise experience.
      Our club support division acts as the coordinator for all departments, and ensures consistency of policies and procedures across the entire organization.
      Personal Training. All of our fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. We have implemented a comprehensive staff education curriculum, which progresses from basic knowledge and practical skills to advanced concepts and training techniques. Our education program provides professional guidelines to ensure that our trainers provide superior service and fitness expertise to our members. There are four levels of professional competency for which different levels of compensation are paid, with mandatory requirements trainers must meet in order to achieve and maintain such status. We believe the qualifications of the personal training staff help ensure that members receive a consistent level of quality service throughout our clubs. We believe that our personal training programs provide valuable guidance to our members and a significant source of incremental revenue. In addition, we believe that members who participate in personal training programs typically have a longer membership life.
      Group Fitness. Our commitment to providing a quality workout experience to our members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes, among others. All program instructors report to a centralized management structure, headed by the Director of Group Exercise whose department is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings. We also provide Group Exclusive offerings to our members, which are for-fee based programs that have smaller groups and provide more focused, and typically more advanced, training classes. Some examples of these offerings include Pilates, boxing camps and cycling camps.
      Sports Clubs for Kids. During 2000, we began offering programs for children under the Sports Clubs for Kids brand. As of December 31, 2005, Sports Clubs for Kids was operating in 18 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. In addition to extending fitness offerings to a demographic not previously served by us, we expect that Sports Clubs for Kids programming will help position our suburban clubs as family clubs, which we believe will provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, martial arts and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive “learn-to-play” sports programs. In selected locations, we also offer laser tag.
      Employee Compensation and Benefits. We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, district managers and general managers can achieve bonuses tied to financial and member retention targets for a particular club or group of clubs. We offer our employees various benefits including health, dental and disability insurance; pre-tax healthcare, commuting and dependent care accounts; and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher-quality workout experience for those members who utilize such services.
Centralized Information Systems
      We use a fully integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member, which enables us to develop targeted direct marketing programs and to modify our broadcast and print advertising to improve consumer response. This system also assists us in evaluating staffing needs and program offerings. In addition, we rely on certain data gathered through our information systems to assist in the identification of new markets for clubs and site selection within those markets.
Information System Developments
      We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. After developing an information technology strategy to support our business strategy, we developed a comprehensive multi-year plan to replace or upgrade key systems.
      In 2003, we implemented a new, fully integrated club management system. This system incorporates browser-based technology and open architecture to allow for scalability to support our projected growth and diversification of services. This system provides enhanced functionality for member services, contract management, electronic billing, point of sale, scheduling resources and reservations. This club management system is continually enhanced to extend support for new business functionalities, new club models, and to integrate with other applications. Integration of the club management system with a customer relationship system is currently in test. During the year, we developed a new application utilizing business intelligence tools and data warehousing capabilities to enable enhanced managerial and analytical reporting of sales and operations.
      We are in the process of implementing a human resource management system that provides enhanced capabilities for talent management from recruiting to employee and manager self service to evaluations and financial planning for staffing. The system will be merged with the existing timekeeping system and integrated with payroll and relevant financial applications for complete automation of compensation processing and management for all employees.
      We re-launched our web site in 2005 utilizing new architecture to allow for flexibility in product offerings, on-line corporate sales, promotion and contest presentations, member self service, surveying and enhanced member options. We have built an intranet to provide a portal for the various browser-based applications that we utilize internally. Our intranet features support corporate communications, human resources programs and training.
      We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations, and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site in Pennsylvania on-line. The disaster recovery facility utilizes replication tools to provide fail over capabilities for supporting our club operations and company communications.
Strategic Planning
      During 2001, we began a strategic planning process. By 2004, our strategic plan had become an integral part of the decision-making process of our Executive Committee, which is now comprised of our Chief Executive Officer, President and Chief Development Officer, Chief Financial Officer, Chief Information Officer, Chief Operations Officer and our Senior Vice President of Strategic Planning. Reflecting our strategic plan’s role in the structural decisions being made, it is reviewed and refined quarterly. The execution of initiatives supporting each of the current six strategic objectives is the responsibility of the Executive Committee, with every member other than the Chairman responsible for at least one objective.

      Our strategic plan’s objectives have produced significant changes in our approach to our brand, our core business development process, our customer experience, our sales process and our technology strategy. Among these changes is a flattening of our club management structure, giving in-club management broader responsibility. This was coupled with a reduction of the span of control of district managers so that they can focus on fewer locations. Together with our information technology strategies, such changes reduced the administrative burden placed upon our club management staff and provided a platform for improved customer service. Additional objectives have resulted in, among other changes, the realignment of direct responsibility for the in-club membership sales process, a new division handling corporate sales activity and club-level responsibility for personal training sales and service delivery.
      Our core business development initiatives have improved our ability to target markets and enhanced the accuracy of our business model. Finally, our information technology initiatives have resulted in an intranet platform that now serves as the portal through which employees access many enterprise-wide software systems. It also provides information about marketing promotions, details about clubs and services, corporate directories and resources related to the administration of human resources and procurement.
      For 2006, we plan to drive the strategic planning process further into the organization. Selected divisions will develop strategy documents to improve the focus and efficiency of these groups. Because divisional strategy plans will support our overall strategic plan, they will improve the alignment of business processes with our high-level strategy.
Intellectual Property
      We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including New York Sports Clubs, Washington Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, TSI and Town Sports International, Inc. We continue to register other trademarks and service marks as they are created.
Competition
      The fitness club industry is competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 11,655 in 1993 to 28,449 in 2005. While we do not believe that we face any dominant competitors in our markets, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry.
      The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.
      We consider our service offerings to be in the mid-range of the value/service proposition and designed to appeal to a large portion of the population who attend fitness facilities. Competitors offering lower pricing and a lower level of service could compete effectively against our facilities if such operators are willing to accept operating margins that are lower than ours.
      Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for the de-conditioned market. We also face competition from club operators offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban fitness-only models.

Competitive Position Measured by Number of Clubs

	Number of
Market	Clubs	Position

Boston metro	18	Leading operator
New York metro	95	Leading operator
Philadelphia metro	6	# 3 operator
Washington, D.C. metro	19	# 2 operator, although leader in urban center
Switzerland	3	Local operator only
      We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies that are larger and have greater resources than us, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates and or newly constructed club locations, thereby increasing costs associated with expansion through both acquisitions and lease negotiation and real estate availability for newly constructed club locations.
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
Government Regulation
      Our operations and business practices are subject to federal, state and local government regulation in the various jurisdictions in which our clubs are located, including: (1) general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships, (2) state and local health regulations, (3) federal regulation of health and nutritional supplements and (4) regulation of rehabilitation service providers.
      Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business; many others into which we may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.
      Under so-called state “cooling-off” statutes, a new member has the right to cancel his or her membership for a short period after joining set by the applicable law in the relevant jurisdiction and, in such event, is entitled to a refund of any initiation fee and dues paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions. In each instance, the canceling member is entitled to a refund of unused prepaid amounts only. Furthermore, where permitted by law, a fee is due upon cancellation and we may offset such amount against any refunds owed.
Employees
      At December 31, 2005, we had approximately 8,200 employees, of whom approximately 3,100 were employed full-time. Approximately 370 employees were corporate personnel working in our Manhattan, Boston, Philadelphia or Washington, D.C. offices. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and consider our relations with our employees to be good.

Item 1A.	Risk Factors

The risks described below could have a material and adverse impact on our business, results of operations and financial condition.
Risks Related to Our Business

We may be unable to attract and retain members, which could have a negative effect on our business.
      The performance of our clubs is dependent on our ability to attract and retain members, and we may not be successful in these efforts. Many of our members can cancel their club membership at any time upon 30 days’ notice. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including harm to our reputation, a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions. As a result of these factors, membership levels might not be adequate to maintain or permit the expansion of our operations. In addition, a decline in membership levels may have a material adverse effect on our performance, financial condition and results of operations.

Our geographic concentration heightens our exposure to adverse regional developments.
      As of December 31, 2005, we operated 95 fitness clubs in the New York metropolitan market, 18 fitness clubs in the Boston market, 19 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as, economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

The level of competition in the fitness club industry could negatively impact our revenue growth rates and profits.
      The fitness club industry is competitive and continues to become more competitive. We compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. We might not be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies that are larger and have greater resources than us, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or newly constructed club locations, thereby increasing costs associated with expansion through both acquisitions, and lease negotiation and real estate availability for newly constructed club locations.
      Competitors offering lower pricing and a lower level of service could compete effectively against our facilities if such operators are willing to accept operating margins that are lower than ours. Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for the de-conditioned market. We also face competition from competitors offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban fitness-only models.
      In addition, large competitors could enter the urban markets in which we operate to attempt to open a chain of clubs in these markets through one, or a series of, acquisitions.

If we are unable to identify and acquire suitable sites for new clubs, our revenue growth rate and profits may be negatively impacted.
      To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new club.

We may experience prolonged periods of losses in our recently opened clubs.
      We have opened a total of ten new club locations that we have constructed in the 24-month period ended December 31, 2005. Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a mature club. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as increased depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may adversely affect results from operations temporarily.

We could be subject to claims related to health or safety risks at our clubs.
      Use of our clubs poses some potential health or safety risks to members or guests through exertion and use of our services and facilities including exercise equipment. Claims against us for death or injury suffered by members or their guests while exercising at a club might be asserted. We might not be able to successfully defend such claims. Additionally, we might not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.
      We are dependent on the continued services of our senior management team, particularly Robert J. Giardina, Chief Executive Officer; Alexander A. Alimanestianu, President and Chief Development Officer; Richard G. Pyle, Chief Financial Officer; and Randall C. Stephen, Chief Operating Officer. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

We are subject to extensive government regulation and changes in these regulations could have a negative effect on our financial condition.
      Our operations and business practices are subject to federal, state and local government regulation in the various jurisdictions in which our clubs are located, including: (1) general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships, (2) state and local health regulations, (3) federal regulation of health and nutritional supplements and (4) regulation of rehabilitation service providers.
      Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business; many others into which we may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.
      Under so-called state “cooling-off” statutes, a new member has the right to cancel his or her membership for a short period after joining set by the applicable law in the relevant jurisdiction and, in such event, is entitled to a refund of any initiation fee and dues paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions. In each instance, the canceling member is entitled to a refund of unused prepaid amounts only. Furthermore, where permitted by law, a fee is due upon cancellation and we may offset such amount against any refunds owed.
      Changes in any statutes, rules or regulations could have a material adverse effect on our financial condition and results of operations.

Terrorism and the uncertainty of armed conflicts may have a material adverse effect on clubs and our operating results.
      Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate or our operating results. Our geographic concentration in the major cities in the Northeast and Mid-Atlantic regions and, in particular, the New York and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members and the markets for our services are uncertain; however, their occurrence can be expected to further negatively affect the United States economy generally, and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.

Disruptions and failures involving our proprietary information systems could cause customer dissatisfaction and adversely affect our billing and other administrative functions.
      The continuing and uninterrupted performance of our information systems is critical to our success. Our members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services to them, including programs and adequate staffing. Disruptions or failures that affect our billing and other administrative functions could have an adverse affect on our operating results.

      We use a proprietary system developed internally to bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, multi-club utilization, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. Correcting any disruptions or failures that affected our proprietary system could be difficult, time-consuming or expensive because we would need to use experts familiar with our system.
      We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, increase efficiencies in operations and improve management of all components of our technical architecture. In 2004, we constructed our disaster recovery site as well as a purpose-built member call center in a facility in Pennsylvania. The disaster recovery facility, including full network redundancy, was completely operational for key business systems in August of 2005. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage either our primary or back-up systems. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose members and adversely affect our business and results of operations.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue increases and our operating margins.
      We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We opened three clubs in January 2006, two in February 2006 and we have committed to open twelve additional clubs. Each of these twelve openings are in existing markets. With respect to existing markets, it has been our experience that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets, and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.
      Another result of opening new clubs is that our club operating margins may be lower than they have been historically while the clubs build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened clubs to affect our club operating margins at these new clubs.

Our continued growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business and the value of your investment.
      Over the past five years, we have experienced significant growth in our business activities and operations, including an increase in the number of our clubs. Future expansion will place increased demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to improve management information systems and our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.

Our cash and cash equivalents are concentrated in one bank.
      Our cash and cash equivalents are held, primarily, in a single commercial bank. These deposits are not collateralized. In the event the bank becomes insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the bank.

Risks Related to Our Leverage

Our substantial leverage may impair our financial condition and we may incur significant additional debt.
      We currently have a substantial amount of debt. As of December 31, 2005, our total consolidated debt was $411.2 million.
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
      Subject to specified limitations, the indentures governing our senior discount notes and TSI, Inc.’s senior notes will permit us and our subsidiaries to incur substantial additional debt. In addition, as of December 31, 2005, we had $42.0 million of unutilized borrowings under our senior secured revolving credit facility, of which $34.6 million was available subject to certain limitations. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Servicing our debt will require, in aggregate, approximately $1,127 million (comprised of principal and interest) of cash, and our ability to generate sufficient cash flows depends upon many factors, some of which are beyond our control.
      Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flows in the future. As of December 31, 2005, our total consolidated debt was $411.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual and Commitments Summary” for a description of our aggregate long-term debt and operating lease obligations as of December 31, 2005. To some extent, our ability to generate cash flows in the future is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We may be unable to continue to generate cash flow from operations at current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained.
      The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under our debt.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on our outstanding senior discount notes.
      Our operations are conducted through our subsidiaries and our ability to make payment on our outstanding senior discount notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us for payment on our outstanding senior discount notes. In addition, the terms of the indenture governing TSI, Inc.’s existing senior notes and of TSI, Inc.’s senior secured revolving credit facility significantly restrict TSI, Inc. and its subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of TSI, Inc.’s senior secured revolving credit facility and other indebtedness (including under the indenture) to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.
      We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide TSI, Inc. with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on TSI, Inc.’s senior notes when due.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.
      The indentures governing our senior discount notes and TSI, Inc.’s senior notes and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indentures governing our senior discount notes and TSI, Inc.’s senior notes and certain of our other agreements regarding our indebtedness restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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
      In addition, our senior secured revolving credit facility requires TSI, Inc. to maintain specified financial ratios and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Such ratios include:

•	a ratio not less than ranging from 2.25:1.00 to 3.50:1.00, depending on the period, of EBITDA, as that term is defined in the credit agreement governing our senior secured revolving credit facility, to interest expense;

•	a ratio not greater than ranging from 4.00:1.00 to 2.75:1.00, depending on the period, of indebtedness to EBITDA; and

•	a ratio not greater than 1.00:1.00 of senior secured indebtedness to EBITDA.
      As of December 31, 2005, we are required to maintain an EBITDA to interest expense ratio of no less than 2.75:1.00, an indebtedness to EBITDA ratio of not greater than 3.50:1.00 and a senior secured indebtedness to EBITDA ratio of not greater than 1.00:1.00. As of December 31, 2005, we were in compliance with such ratios and our position relative to such ratios was 3.52:1.00, 3.13:1.00 and 0.16:1.00, respectively.
      Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the indenture governing our senior discount notes, TSI, Inc.’s senior secured revolving credit facility and the indenture governing the senior notes issued by TSI, Inc. If an event of default under TSI, Inc.’s senior secured revolving credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If an event of default occurs under the indenture governing our senior discount notes or the indenture governing the senior notes issued by TSI, Inc., the noteholders could elect to declare due all amounts outstanding thereunder, together with accrued interest. If any such event should occur, we might not have sufficient assets to pay our indebtedness.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated $1.1 million of rental income for us during the year ended December 31, 2005. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2010), the leases for only five locations will expire without any renewal options. In each case, we will endeavor to extend the lease or relocate the club or its membership base.
      We lease approximately 40,000 square feet of office space in New York City, and have smaller regional offices in Fairfax, VA, East Brunswick, NJ, Old Bridge, NJ, Philadelphia, PA, Mamaroneck, NY and Wakefield, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Brooklyn, NY, Queens, NY and Long Island City, NY for storage purposes and for the operation of a centralized laundry facility for certain of our clubs in the New York metropolitan area.
      The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	50 West 34th Street	August 1992
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	131 East 31st Street	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	1657 Broadway	July 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999

Date Opened or Management
Location	Address	Assumed

Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	102 North End Avenue	May 2000
Manhattan	14 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2521-23 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	19 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Stret	Future Opening
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	453 Fifth Avenue	August 2003
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	1609 Kings Highway	Future Opening
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	Future Opening
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	Lawrence Street	Future Opening
Smithtown, NY	Browns Road	Future Opening

Date Opened or Management
Location	Address	Assumed

Stamford, CT	6 Landmark Square	December 1997
Stamford, CT	16 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Norwalk, CT	250 Westport Avenue	March 1999
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
Greenwich, CT	67 Mason Street	February 2004
East Brunswick, NJ	8 Cornwall Court	January 1990
Princeton, NJ	301 North Harrison Street	May 1997
Freehold, NJ	200 Daniels Way	April 1998
Matawan, NJ	163 Route 34	April 1998
Old Bridge, NJ	Gaub Road and Route 516	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Fort Lee, NJ	1355 15th Street	June 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Parsippany, NJ	2651 Route 10	August 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Franklin Park, NJ	3911 Route 27	August 1998
Plainsboro, NJ	10 Schalks Crossing	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	221 Washington Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	Future Opening
Montclair, NJ	56 Church Street	Future Opening
Englewood, NJ	34-36 South Dean Street	Future Opening
Boston Sports Clubs:
Boston, MA	561 Boylston Street	November 1991
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	Future Opening
Allston, MA	15 Gorham Street	July 1997
Natick, MA	Sherwood Plaza, 124 Worcester Rd	September 1998
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000

Date Opened or Management
Location	Address	Assumed

Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Framingham, MA	1657 Worcester Street	July 2000
Danvers, MA	50 Ferncroft Road	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E.	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W.	January 1990
Washington, D.C.	1990 M Street, N.W.	February 1993
Washington, D.C.	2251 Wisconsin Avenue, N.W.	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W.	July 2000
Washington, D.C.	1345 F Street, N.W.	August 2002
Washington, D.C.	5346 Wisconsin Ave., N.W.	February 2002
Washington, D.C.	1990 K Street, N.W.	February 2004
Washington, D.C.	783 Seventh Street, N.W.	October 2004
Washington, D.C.	3222 M Street, N.W.	February 2005
Washington, D.C.	14th Street, NW	Future Opening
Bethesda, MD	4903 Elm Street	May 1994
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	Future Opening
Alexandria, VA	3654 King Street	June 1999
Sterling, VA	21800 Town Center Plaza	October 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Cherry Hill, NJ	Route 70 and Kings Highway	April 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster	Future Opening
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.	Legal Proceedings
      In December 2005, we settled the action styled Joseph Anaya vs. Town Sports International, Inc. et al., brought by an individual against us in the Supreme Court of the State of New York, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003, seeking $2 billion in damages. His cause of action seeking punitive damages, in the amount of $250 million, was dismissed on January 26, 2004. A Stipulation of Discontinuance was filed on January 27, 2006. The amount of the settlement was within the amount of our available insurance coverage for which payment was made in December 2005.
      On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that we violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. We have yet to answer, move or otherwise respond to the complaint and the lawsuit is stayed upon agreement of the parties pending mediation. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously.
      We and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v 26 Court Street Associates, LLC et al,. filed in the Supreme Court, Kings County, on April 4, 2001, seeking damages for personal injuries. Following a trial, we received a directed verdict for indemnification against one of our contractors and the plaintiff received a jury verdict of approximately $8.9 million in his favor. Both of those verdicts are being appealed and we have filed an appeal bond in the amount of $1.8 million in connection with those appeals. We are vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict.
      Depending upon the ultimate outcome, these matters may have a material effect on our consolidated financial position, results of operations or cash flows.
      We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Not applicable

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)
      The selected consolidated balance sheet data as of December 31, 2004 and 2005 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report.

	Year Ended December 31,

	2001	2002	2003	2004	2005

Statement of Operations Data:
Revenues	$280,382	$318,055	$341,172	$353,031	$388,556

Operating expenses:
Payroll and related	112,766	129,105	130,585	138,302	151,920
Club operating	88,941	99,113	111,069	116,847	130,219
General and administrative	18,785	21,368	21,995	24,719	26,582
Depreciation and amortization(1)	32,185	31,748	34,927	36,869	39,582
Goodwill impairment(2)	—	—	—	2,002	—

Operating income	27,705	36,721	42,596	34,292	40,253
Loss on extinguishment of debt(3)	—	—	7,773	—	—
Interest expense, net of interest income	14,527	16,421	23,226	38,600	39,208
Equity in the earnings of investees and rental income	(1,251)	(1,372)	(1,369)	(1,493)	(1,744)

Income (loss) from continuing operations before provision for corporate income taxes	14,429	21,672	12,966	(2,815)	2,789
Provision for corporate income taxes	6,853	9,709	5,537	1,090	1,020

Income (loss) from continuing operations	7,576	11,963	7,429	(3,905)	1,769
Loss from discontinued operations(4) (including loss on club closure of $996 in 2002), net of income tax benefit of $551	(530)	(767)	—	—	—
Cumulative effect of change in accounting principle, net of income tax benefit of $612(5)	—	(689)	—	—	—

Net income (loss)	7,046	10,507	7,429	(3,905)	1,769
Accreted dividends on preferred stock	(10,201)	(11,543)	(10,984)	(784)	—

Net income (loss) attributable to common stockholders	$(3,155)	$(1,036)	$(3,555)	$(4,689)	$1,769

	As of December 31,

	2001	2002	2003	2004	2005

Balance Sheet Data:
Cash and cash equivalents	$5,458	$5,551	$40,802	$57,506	$51,304
Working capital (deficit)	(42,565)	(43,192)	(9,087)	7,039	(2,262)
Total assets	296,005	314,250	362,199	390,956	433,771
Long-term debt, including current installments	163,979	160,943	261,877	396,461	411,162
Redeemable senior preferred stock	54,687	62,125	—	—	—
Redeemable Series A preferred stock	30,432	34,841	39,890	—	—
Total stockholders’ deficit(6)	(32,797)	(31,740)	(34,294)	(117,017)	(115,683)

	Year Ended December 31,

	2001	2002	2003	2004	2005

Cash Flow Data:
Cash provided by (used in):
Operating activities	$45,073	$54,338	$58,870	$57,125	$63,256
Investing activities	(59,083)	(43,715)	(43,351)	(40,686)	(66,338)
Financing activities	16,103	(10,530)	19,732	265	(3,120)
Other Data:
Non-cash rental expense, net of non-cash rental income	4,224	1,670	1,650	525	1,461
Non-cash compensation expense incurred in connection with stock options	1,149	1,207	198	64	279
EBITDA(7)	60,611	68,385	71,119	72,654	81,579
EBITDA margin(8)	21.6%	21.5%	20.8%	20.6%	21.0%

	Year Ended December 31,

	2001	2002	2003	2004	2005

Club and Membership Data:
New clubs opened	12	8	3	5	5
Clubs acquired	2	4	—	3	2
Clubs closed, relocated or sold	—	(2)	(3)	—	(3)
Wholly owned clubs operated at end of period	117	127	127	135	139
Total clubs operated at end of period(9)	119	129	129	137	141
Members at end of period(10)	317,000	342,000	342,000	383,000	409,000
Comparable club revenue increase (11)	14.5%	5.8%	3.5%	2.5%	6.9%
Mature club revenue increase (12)	12.3%	4.1%	1.6%	2.1%	5.8%
Revenue per weighted average club(13)	$2,592	$2,581	$2,680	$2,680	$2,816
Average revenue per member(14)	937	964	987	960	968

(1)	Effective January 1, 2002 we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this implementation, we no longer amortize goodwill, but rather test it for impairment when circumstances indicate it is necessary, and at a minimum annually. The following table reconciles reported net income to net income adjusted for the pro forma implementation of SFAS No. 142 for the periods presented:

Year Ended
December 31,

2001

Net income as reported	$7,046
Goodwill amortization	4,436
Deferred tax benefit	(1,344)
Accreted dividends on preferred stock	(10,201)

Net loss attributable to common stockholders as adjusted	$(63)

(2)	In the quarter ended March 31, 2004, we performed our annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. As a result of this review, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 was recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor.

(3)	The $7,773 loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote off $3,700 of deferred financing costs related to extinguished debt, paid a $3,000 call premium and incurred $1,000 of additional interest on TSI, Inc.’s 9 3/4% notes representing interest incurred during the 30-day redemption notification period.

(4)	In the quarter ended December 31, 2002, we closed or sold two remote underperforming, wholly owned clubs. In connection with the closure of one of the clubs, we recorded club closure costs of $996 related to the write-off of fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in our consolidated statement of operations and prior periods have been reclassified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      Revenues and loss from operations from these discontinued clubs was as follows for the periods presented:

	Year Ended
	December 31,

	2001	2002

Revenues	$1,660	$1,607
Loss from operations of discontinued clubs (including loss on club closure of $996 in 2002)	(894)	(1,318)
Benefit from corporate income tax	(364)	(551)

Loss from discontinued operations	$(530)	$(767)

(5)	Effective January 1, 2002, we implemented SFAS No. 142. In connection with the SFAS No. 142 transitional impairment test, we recorded a $1,300 write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689 in 2002. The write-off of goodwill related to four remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. The impairment loss recorded was measured by comparing the carrying value to the fair value of impaired goodwill.

(6)	In 2004, we paid a common stock distribution totaling $68,900, or $52.50 per share.

(7)	EBITDA consists of net income (loss) plus interest expense, net of interest income, provision for corporate income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with generally accepted accounting principles or GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain compliance with debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

      The following table reconciles net income (loss), the most directly comparable GAAP measure, to EBITDA:

	Year Ended December 31,

	2001	2002	2003	2004	2005

Net income (loss)	$7,046	$10,507	$7,429	$(3,905)	$1,769
Interest expense, net of interest income	14,527	16,421	23,226	38,600	39,208
Provision for corporate income taxes	6,853	9,709	5,537	1,090	1,020
Cumulative effect of change in accounting principle	—	689	—	—	—
Loss from discontinued operations	530	767	—	—	—
Equity in the earnings of investees and rental income	(1,251)	(1,372)	(1,369)	(1,493)	(1,744)
Loss on extinguishment of debt	—	—	7,773	—	—

Operating income	27,705	36,721	42,596	34,292	40,253
Loss from discontinued operations	(530)	(767)	—	—	—
Equity in the earnings of investees and rental income	1,251	1,372	1,369	1,493	1,744
Cumulative effect of change in accounting principle	—	(689)	—	—	—
Loss on extinguishment of debt	—	—	(7,773)	—	—
Depreciation and amortization	32,185	31,748	34,927	36,869	39,582

EBITDA	$60,611	$68,385	$71,119	$72,654	$81,579

(8)	EBITDA margin is the ratio of EBITDA to total revenue.

(9)	Includes wholly owned and partly owned clubs. In addition, as of December 31, 2005, we managed five university fitness clubs in which we did not have an equity interest.

(10)	Represents members at wholly owned and partly owned clubs.

(11)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(12)	We define mature club revenue as revenue from clubs operated by us for more than 24 months.

(13)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(14)	Average revenue per member is total revenue for the period divided by the average number of memberships for the period, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition & Results of Operations
      You should read the following discussion and analysis of our financial condition and consolidated results of operations in conjunction with the “Selected Consolidated Financial and Other Data” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the “Risk Factors” section and elsewhere in this annual report.

Overview
      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the third largest fitness club operator in the United States, in each case as measured by number of clubs. As of December 31, 2005, we owned and operated 139 fitness clubs and partly owned and operated two fitness clubs. These 141 clubs collectively served approximately 409,000 members. We have developed and refined our urban-commuter fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and home. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
      Our revenues, operating income, net income and EBITDA for the year ended December 31, 2005 were $388.6 million, $40.3 million, $1.8 million and $81.6 million, respectively. Our revenues, operating income, net loss and EBITDA for the year ended December 31, 2004 were $353.0 million, $34.3 million, $3.9 million and $72.7 million, respectively.
      Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Benefitting from the clustering of clubs, as of December 31, 2005, approximately 45% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee.
      We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 37 locations (more than twice as many as our nearest competitor) and operate a total of 95 clubs under the New York Sports Clubs brand name within a 50-mile radius of New York City. We operate 18 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and are establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Clubs brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
      We consider that we have two principal sources of revenues:

•	Our largest sources of revenue are membership revenues consisting of dues and initiation fees paid by our members. This comprises 82.8% of our total revenue for the year ended December 31, 2005. We recognize revenue from membership dues in the month when the services are rendered. Approximately 93% of our members pay their monthly dues by electronic funds transfer, or EFT, while the remaining 7% of our members pay annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. It is important therefore to operate facilities that are convenient, offer good price/value relationship and have a wide variety of fitness service offerings in order to attract and retain members at each facility.

•	We generated 16.1% of our revenue for the year ended December 31, 2005 from ancillary club revenue. Ancillary club revenue consists of personal training, programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products. This total ancillary club revenue stream has increased as a percentage of total revenue more recently as we have focused on increasing revenue per member from our maturing club base.
      The balance of our revenue (approximately 1.1% in 2005) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not wholly own and sell in-club advertising and sponsorships. We refer to this as Fees and Other revenue. Settlements from our business interruption insurance claim associated with the terrorist attacks of September 11, 2001 are separately disclosed. These settlements occurred in 2002 and 2003 and totaled $1.0 million and $2.8 million for the years ended December 31, 2002 and 2003, respectively.
      Revenue consists of:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Membership dues	$273,334	$282,716	$309,811
Initiation fees	13,892	12,439	11,916

Membership revenue	287,226	295,155	321,727
Personal training revenue	31,170	34,821	42,277
Other ancillary club revenue	17,269	18,199	20,139
Ancillary club revenue	48,439	53,020	62,416

Total club revenue	335,665	348,175	384,143
Fees and Other revenue	2,707	4,856	4,413
Business interruption insurance proceeds	2,800	—	—

Total revenue	$341,172	$353,031	$388,556

      Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs including certain elements of rent, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, utilities, certain facility repairs, insurance and club supplies. As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and our operating margins tend to improve.
      General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, purchasing and member relations, as well as consulting fees and real estate development expenses.
      Our primary capital expenditures relate to the construction of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs for new clubs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and replacement of the fitness equipment each year for which we budget approximately 4.0% of annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on economic terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.
      During the last several years, we have increased revenues, operating income, cash flows provided by operating activities and EBITDA by expanding our club base in New York, Boston, Washington, D.C. and Philadelphia. As a result of expanding our club base and the relatively fixed nature of our operating costs, our operating income has increased from $27.7 million for the year ended December 31, 2001 to $40.2 million for the year ended December 31, 2005. Cash flows provided by operating activities increased from $45.1 million in 2001 to $63.3 million in 2005. EBITDA increased from $60.6 million in 2001 to $81.6 million in 2005. Net income was $7.0 million in 2001 and $1.8 million in 2005. Net income decreased from 2001 to 2005 principally due to the additional interest expense recorded in connection with the February 2004 Senior Discount Note offering.

	Year Ended December 31,

	2001	2002	2003	2004	2005

Operating income	$27,705	$36,721	$42,596	$34,292	$40,253
Increase (decrease) over prior period	24.3%	32.5%	16.0%	(19.5)%	17.4%
Net income (loss)	$7,046	$10,507	$7,429	$(3,905)	$1,769
Increase (decrease) over prior period	45.8%	49.1%	(29.3)%	(152.6)%	145.3%
Cash flows provided by operating activities	$45,073	$54,338	$58,870	$57,125	$63,256
Increase (decrease) over prior period	5.8%	20.6%	8.3%	(3.0)%	10.7%
EBITDA	$60,611	$68,385	$71,119	$72,654	$81,579
Increase over prior period	23.1%	12.8%	4.0%	2.2%	12.3%
      We have focused on building or acquiring club facilities in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our historical experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. As a result of our expansion, however, operating income margins may be negatively impacted in the near term, as further new clubs are added.
      As of December 31, 2005, 139 of the existing fitness clubs were wholly owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were managed and partly owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates. In addition, we provide management services at four university fitness clubs in which we have no equity interest.
Historical Club Growth

	Year Ended December 31,

	2001	2002	2003	2004	2005

Wholly owned clubs operated at beginning of period	103	117	127	127	135
New clubs opened	12	8	3	5	5
Clubs acquired	2	4	—	3	2
Clubs closed, relocated or sold(1)	—	(2)	(3)	—	(3)
Wholly owned clubs operated at end of period	117	127	127	135	139

Total clubs operated at end of period(2)	119	129	129	137	141

(1)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006.

(2)	Includes wholly owned and partly owned clubs. In addition, as of December 31, 2004 and 2005, we managed five university fitness clubs in which we did not have an equity interest.
Existing Club Revenue
      We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year. We define mature club revenue as revenue at those clubs that were operated by us for the entire period presented and that same entire period of the preceding year. Under this definition, mature clubs for periods shown are those clubs that were operated for more than 24 months.

      The following table depicts our comparable club and mature club revenue growth for each of the quarters and years beginning January 1, 2003 forward.

	Comparable Club		Mature Club
	Revenue		Revenue

	Quarter	Full Year	Quarter	Full Year

2003
Q1	6.2%		1.8%
Q2	3.6%		(0.2)%
Q3	2.2%		(0.5)%
Q4	1.1%	3.5%	(0.8)%	1.6%
2004
Q1	(0.1)%		(0.5)%
Q2	1.6%		1.3%
Q3	4.1%		2.8%
Q4	4.6%	2.5%	3.8%	2.1%
2005
Q1	6.0%		4.8%
Q2	7.0%		5.7%
Q3	6.1%		5.1%
Q4	8.5%	6.9%	7.1%	5.8%
      Key determinants of comparable club revenue growth are new memberships, member retention rates, pricing and ancillary revenue growth. The commit membership model that we implemented in 2003 encourages new members to commit to a one- or two-year membership at a discount to the month-to-month plan and with a discounted initiation fee. Since the implementation of the new membership model, attrition rates have declined and comparable club revenues have increased.
Non-GAAP Financial Measures
      We use the term “EBITDA” throughout this annual report, as well as “EBITDA margin.” EBITDA consists of net income (loss) plus interest expense, net of interest income, provision for (benefit from) corporate income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP.
      We use EBITDA and EBITDA margin as measures of operating performance. EBITDA should not be considered as a substitute for net income, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain compliance with debt covenants, to service debt or to pay taxes.
      We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	it is a widely accepted financial indicator of a company’s ability to service its debt and we are required to comply with certain covenants and borrowing limitations that are based on variations of EBITDA in certain of our financing documents;

•	it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired; and

•	it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing from our operating results the impact of our capital structure, primarily interest expense from our outstanding debt, and asset base, primarily depreciation and amortization of our properties.

      Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense from our outstanding debt, and our asset base, which includes depreciation and amortization of our properties; and

•	in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management.
      We have provided reconciliations of EBITDA to net income (loss), the most directly comparable GAAP measure, in footnote 8 under “Selected Consolidated Financial and Other Data.”
Results of Operations
      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,

	2003	2004	2005

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	38.3	39.2	39.1
Club operating	32.6	33.1	33.5
General and administrative	6.4	7.0	6.8
Depreciation and amortization	10.2	10.4	10.2
Goodwill impairment	—	0.6	—

Operating income	12.5	9.7	10.4
Loss on extinguishment of debt	2.3	—	—
Interest expense	6.9	11.1	10.7
Interest income	(0.1)	(0.2)	(0.6)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)

Income (loss) before provision for corporate income taxes	3.8	(0.8)	0.7
Provision for corporate income taxes	1.6	0.3	0.3

Net income (loss)	2.2	(1.1)	0.4
Accreted dividends on preferred stock	(3.2)	(0.2)	—

Net income (loss) attributable to common stockholders	(1.0)%	(1.3)%	0.4%

YEAR ENDED DECEMBER 31, 2005 COMPARED TO
YEAR ENDED DECEMBER 31, 2004
Revenues
      Revenues increased $35.5 million, or 10.1%, to $388.6 million during the year ended December 31, 2005 from $353.0 million during the year ended December 31, 2004. Revenues increased during the twelve months by $19.8 million, or 5.8%, at our mature clubs (clubs owned and operated for at least 24 months). Revenues increased $8.2 million at the eight clubs opened during 2004 and $9.2 million at the seven clubs opened during 2005. These increases were offset by a decrease in revenue related to the three clubs that were closed or relocated during 2005.

      The 5.8% increase in mature club revenue is due to a 3.5% increase in membership, a 1.6% increase in ancillary revenue and a 0.7% increase in membership price.
      Our mature club revenue increased 1.6%, 2.1% and 5.8% for the years ended December 31, 2003, 2004 and 2005 respectively.
Operating Expenses
      Operating expenses increased $29.6 million, or 9.3%, to $348.3 million in the year ended December 31, 2005, from $318.7 million in the year ended December 31, 2004. The increase was due to the following increases in payroll and related expenses, club operating expenses, general and administrative expenses and depreciation and amortization:
      Payroll and related. Payroll and related expenses increased by $13.6 million or 9.8% to $151.9 million in the year ended December 31, 2005, from $138.3 million in the year ended December 31, 2004. This increase was principally attributable to a 5.5% increase in the total months of club operations from 1,568 to 1,655, as well as the following:

•	Payroll costs directly related to personal training, Group Exclusives and programming for children increased $5.5 million, or 23.6%, due to an increase in demand for these programs.

•	An offset to the increases in payroll relate to a $1.1 million one-time bonus received by vested option holders in the first quarter of 2004 in connection with a common stock distribution, while no such bonus payment was made in 2005.
      Club operating. Club operating expenses increased by $13.4 million, or 11.4%, to $130.2 million in the year ended December 31, 2005, from $116.8 million in the year ended December 31, 2004. This increase was principally attributable to the following:

•	A $7.6 million increase in rent expense. Rent expense related to our club base that has been open less than 24 months increased $5.2 million and rent expense at our clubs open over 24 months increased $2.4 million or 3.9%.

•	Utility costs increased $2.6 million. Gas and electric costs increased by $2.6 million, or 19.9% from $13.0 million in 2004 to $15.6 million in 2005. While overall square footage under management increased by 4.8% during 2005, a significant portion of the increase was due to the increase in natural gas prices, principally in the fourth quarter, which is the underlying natural resource used for electricity generation in the north eastern United States.

•	Advertising expense increased $1.3 million. Advertising expense, as a percent of revenue increased to 2.7% of total revenue for the year ended December 31, 2005 from 2.5% of total revenue during the same period in 2004.
      General and administrative. General and administrative expenses increased $1.8 million or 7.5% to $26.6 million in the year ended December 31, 2005 from $24.7 million during the same period in 2004. This increase was principally attributable to the following:

•	Accounting and consulting fees and expenses increased by $468,000 principally due to increases in audit and consulting fees with respect to the Sarbanes- Oxley Act — Section 404 preparedness.

•	Legal and related costs increased $1.0 million due to an increase in costs relating to new club leases, as well as increased litigation for both new and existing matters incurred in the normal course of business.

•	Costs incurred in connection with the examination of financing alternatives totaled $928,000.

•	These increases were offset by a $372,000 or 8.2% decrease in liability insurance costs.
      Depreciation and amortization. Depreciation and amortization increased by $2.7 million, or 7.4%, to $39.6 million in the year ended December 31, 2005, from $36.9 million in the same period in 2004 principally due to new and expanded clubs.

Interest Expense
      Interest expense increased $2.2 million to $41.6 million during the year period ended December 31, 2005 from $39.3 million during the same period in 2004. This increase is due to the issuance of the Discount Notes in February 2004.
Interest Income
      Interest income increased $1.6 million to $2.3 million during the year ended December 31, 2005 from $743,000 during the same period in 2004. This increase is principally due to the increase in the rate of interest earned on invested cash.
Provision for Corporate Income Taxes
      We have recorded an income tax provision of $1.0 million during the year ended December 31, 2005 compared to $1.1 million during the same period 2004.
Accreted Dividends on Preferred Stock
      In connection with the February 2004 issuance of the Discount Notes, all outstanding preferred stock was redeemed. Therefore, we did not accrete dividends in 2005, while in 2004 dividends in an amount of $783,000 were accreted.
YEAR ENDED DECEMBER 31, 2004 COMPARED TO
YEAR ENDED DECEMBER 31, 2003
Revenues
      Revenues increased $11.8 million, or 3.5%, to $353.0 million during 2004, from $341.2 million in 2003. This increase resulted from the three clubs opened or acquired in 2003 (approximately $4.9 million), and the eight clubs opened or acquired in 2004 (approximately $4.6 million). In addition, revenues increased during 2004 by approximately $6.8 million, or 2.1%, at our mature clubs. These increases were offset by a $2.5 million decrease in revenues related to the three clubs we relocated in 2003. Comparable club revenue increased during the year by 2.5%. In 2003, we received $2.8 million of insurance proceeds related to our business interruption insurance final settlement and such proceeds were classified as Fees and Other revenue. In 2004, no such business interruption proceeds were received.
      The 2.1% increase in mature club revenue is due to a 2.8% increase in membership and a 1.4% increase in ancillary revenue, offset by a 2.1% decrease in membership price.
      Our mature club revenue increased 4.1%, 1.6% and 2.1% for the years ended December 31, 2002, 2003 and 2004, respectively.
Operating Expenses
      Operating expenses increased $20.2 million, or 6.8%, to $318.8 million in 2004, from $298.6 million in 2003. The increase was due to increases in payroll and related expenses, club operating expenses, general and administrative expenses and depreciation and amortization:
      Payroll and related. Payroll and related expenses increased by $7.7 million, or 5.9%, to $138.3 million in 2004, from $130.6 million in 2003. This increase was attributable to the following factors:

•	In connection with the restructuring and distribution to common stockholders of TSI Holdings, vested common stock option holders, who did not exercise their options, were paid a one-time bonus recorded as payroll expense. This one-time payment totaled $1.1 million. See “— Liquidity and Capital Resources.”

•	In an effort to increase membership satisfaction and improve our membership retention rates, we have increased the level of in-house training and club support personnel and have moved from third-party contracted equipment maintenance and housekeeping services to in-house supplied labor for these services. These customer service efforts resulted in a $2.4 million increase in payroll expense with a commensurate savings in club operating expenses.

•	Personal training and Sports Clubs for Kids programming payroll expense increased $2.0 million, or 9.3%, to $23.2 million in 2004 from $21.2 million in 2003 to support increases in revenue generated by these programs and services.

•	Payroll expense related to management in our legal, marketing, training and development and club operations departments increased a total of $486,000.

•	Payroll taxes and benefits increased $1.5 million due to increases in total payroll and increases in healthcare costs.
      Club operating. Club operating expenses increased by $5.7 million, or 5.1%, to $116.8 million in 2004, from $111.1 million in 2003. This increase is principally attributable to the following:

•	A $4.1 million increase in rent expense principally resulting from increases related to clubs that have opened since, or expanded after, December 2003.

•	Facility repairs and maintenance costs increased $1.9 million, or 27.0%. Incremental costs to support our initiatives to increase member satisfaction and improve member retention contributed to this increase.

•	In addition, we experienced a $611,000 increase in utilities due to increases in utility rates, and a 5.1% increase in square footage in operation.

•	The aforementioned increases in club operating expense were partially offset by a $789,000 decrease in advertising costs as well as a $314,000 decrease in equipment maintenance costs that were predominately outsourced to third parties in 2003 and moved to in-house labor in 2004.
      General and administrative. General and administrative expenses increased by $2.7 million, or 12.3%, to $24.7 million in 2004, from $22.0 million in 2003:

•	Liability insurance expense increased by $690,000. Premiums increased $327,000 coupled with a favorable adjustment of $363,000 recorded in the first quarter of 2003, where we had adjusted our reserves related to premium audits.

•	We also experienced an increase of $700,000 in data communication lines costs. This related in part to the correction of our service provider’s billing errors in the first half of 2004 that amounted to a $429,000 increase. These costs also increased due to data-line redundancies created at our clubs to safeguard against single line outages. Furthermore, data-line traffic increased in 2004 due to the completion of our Club Network systems rollout that began in 2003.

•	Accounting and tax consulting fees increased $622,000 principally due to an increase in accounting services related to our senior discount note offering in February 2004, and increases in consulting with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

•	Legal fees increased by $447,000 principally due to an increase in the number of new club leases and expansions executed.

•	In an effort to increase member satisfaction and improve member retention rates, we have increased staff development and recruiting costs. These customer service efforts resulted in an increase of $292,000 over the prior year.
      Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 5.7%, to $36.9 million in 2004, from $34.9 million in 2003. This increase was principally attributable to increases in depreciation at new, expanded and remodeled clubs.

Goodwill Impairment
      In the quarter ended March 31, 2004, we performed our annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. As a result of this review, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor.

Interest Expense
      Interest expense increased $15.6 million to $39.3 million in 2004 from $23.7 million in 2003. Interest expense increased $12.8 million due to the issuance of our senior discount notes in February 2004 while the remainder of the increase was principally due to the refinancing of our senior notes in April 2003 as discussed in “— Liquidity and Capital Resources.”

Interest Income
      Interest income increased $299,000 to $743,000 in 2004 from $444,000 in 2003. This increase is due to increases in cash balances in 2004 compared to 2003. Average interest rates earned on cash balances also increased in 2004 when compared to 2003.

Equity in the earnings of investees and rental income
      Equity in the earnings of investees and rental income increased from $1.4 million in 2003 to $1.5 million in 2004 principally due to increases in rent charged to our tenant.

Provision for Income Tax
      The provision for corporate income taxes decreased $4.4 million from $5.5 million in 2003 to $1.1 million in 2004. In 2004 we recorded tax charges related to:

•	A $597,000 increase in the deferred tax valuation allowance to reserve for state net operating losses that may not be utilized in future periods.

•	Change in the allocation factors used in the computation of our New York State taxes, caused by revenue, payroll and asset growth outside of New York State, resulting in a deferred tax charge of approximately $340,000.

•	Relief of our deferred tax asset totaling $1.1 million, associated with deferred compensation expense related to exercised stock options.

Accreted Dividends on Preferred Stock
      In connection with the February 4, 2004 senior discount note offering, all outstanding shares of Series A and Series B preferred stock were redeemed. After giving effect to these redemptions, our capital structure no longer has outstanding preferred stock and therefore no dividends have been accreted in periods subsequent to February 2004.

Liquidity and Capital Resources
      Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
      Operating Activities. Net cash provided by operating activities for the year ended December 31, 2005 was $63.3 million compared to $57.1 million during the year ended December 31, 2004. Net cash flows from operations have increased with profitability and due to a $6.1 million increase in cash provided by landlord contributions to tenant improvements, offset by a net increase of $9.0 million in cash paid for income taxes during the year ended December 31, 2005 when compared to 2004. The Jobs and Growth Tax Relief Reconciliation Act of 2003 permitted an acceleration of tax depreciation on 2004 capital improvements while no such acceleration was permitted in 2005. This resulted in an increase in cash paid for taxes when comparing the year 2005 to 2004.
      Excluding the effects of cash and cash equivalent balances, we normally operate with a working capital deficit because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received and have been deferred and amortized over a 24-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which have been deferred over 24 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to finance this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.
      Investing Activities. We invested $66.3 million and $40.7 million in capital expenditures and club acquisitions during the year ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2006, we estimate we will invest $63.6 million in capital expenditures which includes $15.5 million to continue to upgrade existing clubs and $2.8 to enhance our management information systems. The remainder of our 2006 capital expenditures will be committed to build or acquire clubs. These expenditures will be funded by cash flow provided by operations and available cash on hand.
      Financing Activities. Net cash used in financing activities was $3.1 million for the year ended December 31, 2005 compared to net cash provided by financing activities of $265,000 in 2004.
February 4, 2004 Restructuring
      On February 4, 2004, TSI, Inc. and affiliates and TSI Holdings, a newly formed company, entered into a restructuring agreement. We refer to the associated transactions as our restructuring. In connection with our restructuring, the holders of TSI, Inc.’s Series A preferred stock, Series B preferred stock and common stock contributed their shares of TSI, Inc. to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange, TSI Holdings contributed to TSI, Inc. the certificates representing all of TSI, Inc.’s shares contributed in the aforementioned exchange and in return TSI, Inc. issued 1,000 shares of common stock to TSI Holdings, and cancelled on its books and records the certificate representing TSI, Inc.’s shares contributed to it by TSI Holdings.
      On February 4, 2004, TSI Holdings completed an offering of our 11.0% senior discount notes that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No cash interest is required to be paid prior to February 2009. The accreted value of each discount note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the discount notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The discount notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, Inc. The debt of TSI Holdings is not guaranteed by TSI, Inc. and TSI Holdings relies on the cash flows of TSI, Inc., subject to restrictions contained in the indenture governing the senior notes, to service its debt.
      The use of proceeds from our senior discount note offering was as follows (in thousands):

Redemption of Series A and Series B preferred stock	$50,635
Common stock distribution, net of option exercise proceeds	68,404
Underwriting fees and other closing costs	4,378
Bonus paid to employees in lieu of distribution	1,144
Available for general corporate purposes	246

Total use of funds	$124,807

      On February 6, 2004, all of TSI Holdings’ outstanding Series A preferred stock and Series B preferred stock was redeemed for a total of $50.6 million.
      On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539,000 in cash related to these exercises.
      On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all stockholders of record on March 15, 2004. This distribution totaled $68.9 million and was paid on March  17, 2004. Also, in lieu of a common stock distribution, vested common stock option holders were paid a total of $1.1 million recorded as payroll expense.

April 16, 2003 Refinancing Transaction
      On April 16, 2003, TSI, Inc. completed a refinancing of its debt. This refinancing included an offering of $255.0 million of 9 5/8% senior notes that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility that will expire April 15, 2008. The senior notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15 and October 15. In connection with this refinancing, we wrote off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the senior notes representing the interest incurred during the 30-day redemption notification period.
      The use of proceeds from the notes offering was as follows (in thousands):

Redemption of senior notes, principal and interest	$126,049
Call premium on senior notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,578
Available for general corporate purposes	36,275

Total use of funds	$255,000

      As of December 31, 2005, our total consolidated debt was $411.2 million. This substantial amount of debt could have significant consequences, including:

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
These limitations and consequences may place us at a competitive disadvantage to less-leveraged competitors.
      As of December 31, 2005, we had $153.1 million of senior discount notes and $255.0 million of senior notes outstanding. Under the provisions of the senior note indenture, TSI, Inc. may not issue additional senior notes without modification of the indenture with the bondholders’ consent.
Senior Credit Facility
      Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $50.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 4.0% or the bank’s prime rate plus 3.0%, as defined, and we are required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. As of December 31, 2004, and December 31, 2005, no borrowings were outstanding under this line. As of December 31, 2004 and December 31, 2005, outstanding letters of credit totaled $4.7 million and $8.0 million, respectively. As of December 31, 2004 and December 31, 2005, we had approximately $45.3 million and $42.0 million, respectively, unutilized under the line of credit, which matures in April 2008, and has no scheduled amortization requirements. In addition, as of December 31, 2004 and December 31, 2005 we had $57.5 million and $51.3 million, respectively, of cash and cash equivalents.
      The senior secured revolving credit facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75:1.00 and 3.00:1.00 during 2005 and 2006, respectively, and a maximum permitted total leverage ratio of 3.75:1.00 from December 31, 2004 through December 31, 2005 and 3.50:1.00 from December 31, 2005 through September 29, 2006 and 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage ratio and leverage ratios were 3.52 to 1.00 and 3.13 to 1.00, respectively, as of December 31, 2005. These covenants limit TSI, Inc.’s ability to incur additional debt, and as of December 31, 2005, permitted additional borrowing capacity under the senior secured revolving credit facility was limited to $34.6 million.
      Notes payable were incurred upon the acquisition of various clubs and are subject to the right of offset for possible post-acquisition adjustments arising out of operations of the acquired clubs. These notes bear interest at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2009.
      We believe that we have or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2007. Any material acceleration or expansion of that plan through additional new club locations that we have constructed or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2007. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. Our line of credit accrues interest at variable rates based on market conditions. Therefore, future increases in interest rates could have a negative impact on net income should borrowings be required.

Contractual Obligations and Commitments
      The aggregate long-term debt and operating lease obligations as of December 31, 2005 were as follows:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt(1)	$1,127,212	$25,811	$50,595	$94,306	$956,500
Operating lease obligations(2)	727,133	61,695	125,634	117,777	422,027

Total contractual cash obligations	$1,854,345	$87,506	$176,229	$212,083	$1,378,527

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements. Interest on TSI, Inc.’s Senior Notes amounts to $24.5 million annually.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
Recent Changes in or Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but the “modified retrospective” method also permits entities to restate financial statements of previous periods on pro forma disclosures made in accordance with SFAS No. 123. We will implement SFAS No. 123R using the “modified prospective” method.
      We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use a standard pricing model to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.
      SFAS No. 123R also requires that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.
      We will adopt SFAS No. 123R effective January 1, 2006; and based on the stock options outstanding as of December 31, 2005 we do not believe SFAS No. 123R will have a material impact on our financial statements.
September 11, 2001 Events
      The September 11 events resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four of our clubs located in downtown Manhattan. Three of the affected clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

      We carry business interruption insurance to mitigate certain lost revenue and profits such as those experienced with the September 11 events. In this regard, in the third quarter of 2001 a $175,000 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits and other club operating costs incurred during the period of closure. In 2002, we collected this $175,000 receivable and received additional on-account payments of $1.0 million. In 2003, we received $2.8 million from our insurer and we entered into a final settlement agreement. These on-account and final payments were classified in Fees and Other revenue when received.
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
      Our most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting; the useful lives, recoverability and impairment of fixed and intangible assets; deferred income tax valuation; self-insurance reserves; valuation of, and expense incurred in connection with, stock options; legal contingencies; and the estimated membership life.
      Our one-time member initiation fees and related direct expenses are deferred and recognized on a straight-line basis in operations over an estimated membership life of 24 months. This estimated membership life has been derived from actual membership retention experienced by us. Although the average membership life approximated 24 months over each of the past several years, this estimated life could increase or decrease in future periods. Consequently, the amount of initiation fees and direct expenses deferred by us would increase or decrease in similar proportion.
      Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.
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
      Effective January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS No. 142 implementation. In connection with the SFAS No. 142 transition impairment test, we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612,000 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000 in the first quarter of 2002. The write-off of goodwill related to four remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

      We perform our annual impairment test in the first quarter of each year. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. As a result of the March 31, 2004 review, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. In 2003 and 2005, no goodwill impairment charges were recorded.
      As of December 31, 2005, our net deferred tax assets totaled $24.4 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. Our pre-tax profit was $21.7 million and $13.0 million, and current tax liabilities were $10.3 million and $2.1 million, for the years ended December 31, 2002 and 2003, respectively. During the year ended December 31, 2004, our pre-tax loss was $2.8 million. During 2004, we incurred $12.7 million of additional interest expense related to our February 2004 issuance of the discount notes. In addition, we incurred $1.1 million of payroll expense related to a special bonus paid to common stockholders and we recorded a $2.0 million goodwill impairment charge. We believe that as our club base continues to expand, we will improve our profitability in years going forward and realize our deferred tax assets. For 2005, we generated pre-tax profit of $2.8 million. Given our profitability in past years and expected future profitability, the weight of available evidence indicates we will be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of or the entire net deferred tax assets, the write-down of this asset could have a significant impact on our financial statements.
Inflation
      Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.
Seasonality of Business
      Seasonal trends have a limited effect on our overall business. Generally, we experience greater membership growth at the beginning of each year and experience an increased rate of membership attrition during the summer months. In addition, during the summer months, we experience a slight increase in operating expenses due to our outdoor pool and summer camp operations, matched by seasonal revenue recognition from season pool memberships and camp revenue.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during 2005, our interest income from cash equivalents would have increased by approximately $632,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during 2005.

Item 8.	Financial Statements and Supplementary Data
      Our Financial Statements appear elsewhere herein and are listed in the index appearing under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      (a) At the end of the period, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed by us in the reports filed or submitted by the us under the Exchange Act.
      (b) There have been no changes in our internal controls over financial reporting during the year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
Our executive officers and directors are listed below:

Name	Age	Position

Robert J. Giardina	48	Chief Executive Officer and Director
Alexander A. Alimanestianu	47	President and Chief Development Officer
Richard G. Pyle	47	Chief Financial Officer
Randall C. Stephen	49	Chief Operating Officer
Keith E. Alessi(1)	51	Director
Paul N. Arnold(2)	59	Director
Bruce C. Bruckmann(2)	52	Director
J. Rice Edmonds(1)	35	Director
Jason M. Fish(1)	48	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
      Robert J. Giardina joined us in 1981 and has served as President and Chief Operating Officer from 1992 to 2001, and became Chief Executive Officer in January 2002. He was elected to serve as our director in March 2006. With over 30 years of experience in the club industry, Mr. Giardina has expertise in virtually every aspect of facility management and club operations. In addition to operations, Mr. Giardina has primary responsibility for sales and marketing.
      Alexander A. Alimanestianu joined us in 1990 and became Executive Vice President, Development in 1995 and Chief Development Officer in January 2002. He became President and Chief Development Officer in March 2006. From 1990 to 1995, Mr. Alimanestianu served as Vice President and Senior Vice President. Before joining us, he worked as a corporate attorney for six years with one of our outside law firms. Mr. Alimanestianu has been involved in the development or acquisition of over 100 of our clubs.
      Richard G. Pyle, a British chartered accountant, joined us in 1987 and has been chiefly responsible for our financial matters since that time, as a Vice President beginning in 1988, Senior Vice President and Chief Financial Officer beginning in 1992 and Executive Vice President and Chief Financial Officer beginning in 1995, successively. Before joining us, Mr. Pyle worked in public accounting (in the United States, Bermuda, Spain and England) specializing in the hospitality industry, and as the corporate controller for a British public company in the leisure industry.
      Randall C. Stephen joined us in 2002 as Chief Operating Officer. Prior to joining us and since 1987, Mr. Stephen held various positions with Circuit City Stores, including Director of Human Resources, General Manager and Assistant Vice President. In 1995, he was appointed Circuit City Stores’ Vice President, Corporate Operations, focusing on operating, marketing, promotions and business process re-engineering and in 1996 he became the Northeast Division President. Prior to 1987, Mr. Stephen worked with several premier retailers including Eastern Mountain Sports, Eddie Bauer, Keeger & Sons and Britches of Georgetown.
      Keith E. Alessi has served as a director of Town Sports since April 1997 and is currently serving pursuant to the stockholders agreement discussed in “Related Party Transactions.” Mr. Alessi is an adjunct professor of Law at Washington and Lee University School of Law. Mr. Alessi served as President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc. from March 1998 to April 2000. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson Hewitt, Inc. Mr. Alessi currently serves as director and chairman of the audit committees for MWI Veterinary Supply of Boise, ID, H&E Equipment Services, Inc of Baton Rouge, LA, Nanocerox, Inc, of Ann Arbor, MI and O’ Sullivan Industries of Atlanta, GA, he is also an adjunct lecturer of business and The University of Michigan.

      Paul N. Arnold has served as a director of Town Sports since April 1997 and is currently serving pursuant to the stockholders agreement. Mr. Arnold has served as Chairman and Chief Executive Officer of Cort Business Services, Inc., a Berkshire Hathaway company, since 2000. From 1992 to 2000, Mr. Arnold served as President, Chief Executive Officer and Director of Cort Business Services. Prior to 1992, Mr. Arnold held various positions over a 24-year period within Cort Furniture Rental, a division of Mohasco Industries. Mr. Arnold is currently a director of Penhall International Corp.
      Bruce C. Bruckmann has served as a director of Town Sports since December 1996 and is currently serving as a director designated by Bruckmann, Rosser, Sherrill & Co., LP, which we refer to as BRS, pursuant to the stockholders agreement. Since 1994, Mr. Bruckmann has served as Managing Director of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. Mr. Bruckmann is currently a director of Mohawk Industries, Inc., H&E Equipment Services L.L.C. and Anvil Knitwear, Inc. and several private companies.
      J. Rice Edmonds has served as a director of Town Sports since July 2002 and is currently serving as a director designated by BRS pursuant to the stockholders agreement. Mr. Edmonds is a Principal of BRS. Prior to joining BRS in 1996, Mr. Edmonds worked in the high yield finance group of Bankers Trust. Mr. Edmonds is currently a director of Real Mex Restaurants, Inc., McCormick & Schmick’s Seafood Restaurants, Inc., The Sheridan Group, Inc., and several private companies.
      Jason M. Fish has been a director of Town Sports since December 1996 and is currently serving as a director designated by the Farallon Entities (as defined in footnote 2 to the Principal and Selling Stockholders table) pursuant to the stockholders agreement. Mr. Fish is a co-founder and President of CapitalSource Inc., and a member of CapitalSource’s board of directors, a position he has held since September 2000. Prior to founding CapitalSource, Mr. Fish was employed from 1990 to 2000 by Farallon Capital Management, L.L.C., serving as a managing member from 1992 to 2000. Before joining Farallon, Mr. Fish worked at Lehman Brothers Inc., where he was a Senior Vice President responsible for its financial institution investment banking coverage on the West Coast.
Code of Ethics
      The Company has adopted a written Code of Ethics and Business Conduct, which applies to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Interested person may obtain a copy of our Code of Ethics and Business Conduct either by visiting our web site www.mysportsclubs.com in the investor relations section or without charge by writing to Town Sports International Holdings Inc., Attention: Robert S. Herbst, Vice President and General Counsel, 888 Seventh Avenue, New York, New York 10106.
Board Committees
      Our board of directors has an audit committee and a compensation committee. The board of directors may also establish other committees to assist in the discharge of its responsibilities.
      Audit Committee. The audit committee is currently composed of Messrs. Alessi, Edmonds and Fish. Mr. Alessi is our Audit Committee Financial Expert. The audit committee appoints our independent registered public accounting firm, subject to ratification by our stockholders, reviews the plan for and the results of the independent audit, approves the fees of our independent registered public accounting firm, reviews with management and the independent registered public accounting firm our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves transactions between TSI and its officers, directors and affiliates and performs other duties and responsibilities as set forth in a charter approved by our board.
      Compensation Committee. The compensation committee is currently composed of Messrs. Giardina, Arnold, and Bruckmann. The compensation committee evaluates performance and establishes and oversees executive compensation policy and makes decisions about base pay, incentive pay and any supplemental benefits for our executive officers. The compensation committee also administers our stock incentive plans and approves the grant of stock options, the timing of the grants, the price at which the options are to be offered and the number of shares for which options are to be granted to our executive officers, directors and other employees. The compensation committee also performs other duties and responsibilities as set forth in a charter approved by our board.

Item 11.	Executive Compensation
      The following table summarizes the compensation paid to or earned for all services rendered to us in all capacities during 2005, 2004 and 2003 by our Chief Executive Officer and the other four highest compensated executive officers. The table below includes compensation paid by TSI Holdings, Inc. and its predecessor, TSI, Inc., for services rendered on our behalf. We refer to the officers listed in the following table in this Form 10-K as our named executive officers.
Summary Compensation Table

					Long-Term
					Compensation
				Other Annual	Awards Common Stock
		Salary	Bonus(1)	Compensation(2)	Underlying Options/SARs
Name and Principal Position	Year	($)	($)	($)	(#)

Mark N. Smith(3)	2005	452,152	448,565	—	—
Chairman	2004	443,286	429,000	—	4,800
	2003	434,594	511,133	—	1,200

Robert J. Giardina	2005	428,831	354,701	—	—
Chief Executive Officer	2004	420,423	349,710	—	4,800
	2003	412,179	406,227	—	1,200

Richard G. Pyle	2005	318,643	212,181	—	—
Chief Financial Officer	2004	312,395	212,474	—	4,000
	2003	306,270	251,746	—	1,000

Alexander A. Alimanestianu	2005	318,643	212,181	—	—
President and Chief Development Officer	2004	312,395	212,474	—	4,000
	2003	306,270	251,746	—	1,000

Randall C. Stephen	2005	245,565	97,520	—	4,000	(4)
Chief Operating Officer	2004	229,500	116,413	—	3,200
	2003	225,000	95,755		800

(1)	Includes annual bonus payments under our Annual Bonus Plan.

(2)	The aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each named executive officer and has therefore been omitted.

(3)	Effective March 23, 2006, Mr. Smith resigned, and he is no longer an employee, executive officer or director.

(4)	See discussion on Option Grants in the Year Ended December 31, 2005, below.
Option/ SAR Grants During the Year Ended December 31, 2005
      In 2005, the Company granted the following options to a named executive:

Number
		of Options		Length of
		Granted	Exercise Price(1)	Option Term
Name	Date	(#)	($)	at Grant Date

Randall C. Stephen	April 1, 2005	4,000	$91.50	120 months

(1)	The exercise price exceeds the fair market value of $33.00 per share on the grant date. Fair market value was based on an independent valuation.
Aggregated Option/ SAR Exercises During the Year Ended December 31, 2005 and 2005 Year-End Option/ SAR Values
      The following summarizes exercises of stock options by the named executive officers during the year ended December 31, 2005 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 2005.

Value of Unexercised
	Common			In-the-Money
	Shares	Value	Number of Securities	Options/SARs at
	Acquired on	Realized	Options/SARs at FY-End (#)	FY-End ($)(1)
Name	Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Mark N. Smith(2)	—	—	1,200/4,800	$0/$60,349
Robert J. Giardina	—	—	1,200/4,800	$0/$60,349
Richard G. Pyle	—	—	1,000/4,000	$0/$50,291
Alexander A. Alimanestianu	—	—	1,000/4,000	$0/$50,291
Randall C. Stephen	—	—	1,600/6,400	$10,058/$80,466

(1)	Value is based upon the fair market value of the stock minus the exercise price. The fair market value was determined by to be $104.07 per share of common stock and was based upon the historical and projected financial performance of the Company.

(2)	Effective March 23, 2006, Mr. Smith resigned, and he is no longer an employee, executive officer or director of the Company.
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

Compensation Committee Interlocks and Insider Participation
      The current members of our compensation committee are Bruce Bruckmann and Paul Arnold. Bruce Bruckmann and Paul Arnold are non-employee directors. See “Certain Relationships and Related Party Transactions” for additional information concerning our relationships with BRS, with which Mr. Bruckmann is affiliated.
Management Equity Agreements
      We have entered into executive stock agreements with our named executive officers. Pursuant to these executive stock agreements, certain of our named executive officers each have purchased shares of our common stock in December 1996 at a purchase price of $1.00 per share of common stock. In addition, our named executive officers have acquired options to purchase shares of our common stock.
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

	Number of Shares of	Number of Shares of
	Common Stock	Common Stock Underlying
	Currently Held	the Options

Mark N. Smith	74,955	6,000	(1)
Robert J. Giardina	59,480	6,000	(1)
Richard G. Pyle	51,410	5,000	(2)
Alexander A. Alimanestianu	50,839	5,000	(2)
Randall C. Stephen	—	8,000	(3)

(1)	The exercise price for 1,200 options, each to purchase one underlying share of our common stock, is $144.00 and the exercise price for 4,800 options, each to purchase one underlying share of our common stock, is $91.50.

(2)	The exercise price for 1,000 options, each to purchase one underlying share of our common stock, is $144.00 and the exercise price for 4,000 options, each to purchase one share of underlying share of our common stock, is $91.50.

(3)	The exercise price for 800 options, each to purchase one underlying share of our common stock, is $144.00 and the exercise price for 7,200 options, each to purchase one underlying share of our common stock, is $91.50.
Other Benefit Plans
      We maintain a 401(k) defined contribution plan and are subject to the provisions of the Employee Retirement Income Security Act of 1974, known as ERISA. The plan provides for us to make discretionary contributions. The plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of $500 per annum. In February 2004, 2005 and March 2006, employer matching contributions totaling $195,000, $191,000, $180,000 were made for the plan years ended December 31, 2003, 2004 and 2005 respectively.

Limitation of Liability and Indemnification of Officers and Directors
      Our certificate of incorporation and bylaws provide that our directors and officers shall be indemnified to the fullest extent permitted by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with their service for us or on our behalf. We also intend to enter into agreements with our directors and officers that provide for such indemnification and expenses and liability reimbursement. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages for breaches of their fiduciary duty as directors, unless they violate their duty of loyalty to us or our stockholders, act in bad faith, knowingly or intentionally violate the law, authorize illegal dividends or redemptions or derive an improper personal benefit from their action as directors. We maintain insurance that insures our directors and officers against certain losses and that insures us against our obligations to indemnify the directors and officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth (as of March 28, 2006) certain information with respect to the beneficial ownership of the common stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of our voting securities; (ii) each named executive officer and director of TSI Holdings; and (iii) all directors and executive officers as a group.

	Common
	Stock	Percentage of
	Beneficially	Common Stock
Name	Owned(1)	Outstanding(1)

Bruckmann, Rosser, Sherrill (“BRS”)(2)	504,456	38.5%
The Farallon Entities(3)	270,091	20.6%
The Canterbury Entities(4)	139,437	10.7%
Named Executive Officers and Directors:
Mark N. Smith(5)	76,155	5.8%
Robert J. Giardina(5)	60,680	4.6%
Richard G. Pyle(5)	52,410	4.0%
Alexander A. Alimanestianu(5)	51,839	4.0%
Randall C. Stephen(5)	*	*
Bruce C. Bruckmann(6)	517,642	39.5%
J. Rice Edmonds(7)	504,456	38.5%
Jason M. Fish(8)	23,000	1.8%
Paul N. Arnold	*	*
Keith E. Alessi	*	*
All Executive Officers and Directors as a Group:
26 Persons(9)	1,089,376	82.1%

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS. Bruce Bruckmann, Hal Rosser, Stephen Sherrill and Stephen Edwards, as individuals are the sole shareholders of BRSE Associates, Inc., which is the General Partner of BRS Partners, LP, which is the General Partner of Bruckmann, Rosser, Sherrill &

Co., LP. All major investment and other decisions of Bruckmann, Rosser, Sherrill & Co., LP are vested in BRS Partners, LP.

(3)	Includes approximately 94,532 shares held by Farallon Capital Partners, L.P. (“FCP”), approximately 108,037 shares held by Farallon Capital Institutional Partners, L.P. (“FCIP”), approximately 54,018 shares by Farallon Capital Institutional Partners II, L.P. (“FCIPII”) and approximately 13,504 shares held by RR Capital Partners, L.P. (collectively with FCP, FCIP, FCIPII, the “Farallon Entities”), directly hold, in aggregate, the shares listed above. As the general partner of each of the Farallon Entities, Farallon Partners, L.L.C. (“FPLLC”), may, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially the shares held by the Farallon Entities. As the managing members of FPLLC, Chun R. Ding, Joseph F. Downes, William F. Duhamel, Charles E. Ellwein, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Rajiv A. Patel, Derek C. Schrier, Thomas F. Steyer and Mark C. Wehrly may each, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially the shares owned by the Farallon Entities. Each of FPLLC and each of its managing members disclaim any beneficial ownership of such shares. All of the above-mentioned entities and individuals disclaim group attribution.

(4)	Includes approximately 121,529 shares held by Canterbury Mezzanine Capital, L.P. (“CMC”) and approximately 17,908 shares held by Canterbury Detroit Partners, L.P. (“CDP”), and together with CMC, the “Canterbury Entities”). For purposes of Rule 13d-3, Patrick N.W. Turner and Nicholas B. Dunphy, may be deemed to own beneficially all shares held by the Canterbury Entities. Messrs. Turner and Dunphy disclaim beneficial ownership of such shares.

(5)	Includes options to acquire common stock, options exercisable within 60 days, pursuant to the option plan. Messrs. Smith, Giardina, Pyle, Alimanestianu and Stephen each hold such options on 1,200, 1,200, 1,000, 1,000 and 1,600 shares of common stock, respectively. The address for each of these named executive officers is the same as the address of our principal executive offices. Effective March 23, 2006, Mr. Smith resigned, and is no longer a director or an executive officer.

(6)	Includes 504,456 shares held by BRS, and approximately 2,971 shares held by certain other family members and partnership investments of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(7)	Includes shares held by BRS. Mr. Edmonds disclaims beneficial ownership of such shares.

(8)	All 23,000 shares are held by CS Equity, LLC. Mr. Fish is a co-founder, president and director of CapitalSource Inc., the 100% owner of CS Equity, LLC. Mr. Fish disclaims beneficial ownership of such shares.

(9)	Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edmonds, and (ii) shares held by CS Equity, LLC, which may be deemed to be owned beneficially by Mr. Fish.

      Excluding the shares beneficially owned by BRS and CS Equity, LLC, the directors and named executive officers as a group beneficially own 518,489 shares of common stock (which represents approximately 39.4% of the common stock on a fully diluted basis).

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2005:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weight-Average	Future Insurance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	88,366	$86.26	4,177
Equity compensation plans not approved by security holders	—	—	—

Total	88,366	86.26	4,177

Item 13.	Certain Relationships and Related Party Transactions
      Other than compensation agreements and other arrangements that are described in the “Executive Compensation” section of this annual report on Form 10-K and the transactions described below, since January 1, 2003, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.
      We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by a majority of our board of directors, including a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
Restructuring Agreement
      In connection with our 2004 restructuring, the TSI, Inc. equity holders, TSI Holdings and TSI, Inc. entered into an agreement, dated February 4, 2004, whereby the TSI, Inc. equity holders contributed all their equity holdings in TSI, Inc. to TSI Holdings in exchange for equity shares of TSI Holdings on the same terms and in the same proportions as they held in TSI, Inc.
Stockholders Agreement
      In connection with our restructuring, TSI Holdings, TSI, Inc., BRS, the Farallon Entities, the Canterbury Entities, Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CS Equity LLC, Keith E. Alessi, Paul N. Arnold and certain of our other stockholders, whom we refer to as the TSI Holdings equity holders, entered into a stockholders agreement dated February 4, 2004, which was amended as of March 23, 2006. Pursuant to the stockholders agreement, the TSI Holdings equity holders agreed to terminate the existing stockholders agreement between the TSI, Inc. equity holders and TSI, Inc.

and to vote to fill the six positions on the Board of Directors of TSI Holdings so that, as of the date of the stockholders agreement, it consisted of the following:

•	Two members designated by BRS — currently, Bruce C. Bruckmann and J. Rice Edmonds;

•	One member designated by the Farallon Entities — currently, Jason M. Fish;

•	Mark N. Smith (for so long as he is the Chairman of TSI Holdings); and

•	Two members designated by holders of the common stock of TSI Holdings — currently, Keith E. Alessi and Paul N. Arnold.
Pursuant to the stockholders agreement, BRS will have the right to designate two directors for as long as it holds approximately 4% of the common stock of TSI Holdings and the Farallon Entities will have the right to designate one director as long as it holds approximately 2% of the common stock of TSI Holdings. Pursuant to the March 23, 2006 Amendment, the parties consented to the election of Robert Giardina to the Board to fill the vacancy created by Mark Smith’s resignation. Under the stockholders agreement, the rights described in this paragraph will terminate upon consummation of an initial public offering.
      Each party to the stockholders agreement has the right, subject to certain exceptions, to purchase its pro rata portion of any shares of stock that TSI Holdings issues in the future. Furthermore, the stockholders agreement provides that TSI Holdings will have a right of first refusal to purchase all or a part of any shares of stock proposed to be transferred by any certain stockholder. To the extent TSI Holdings does not exercise this right, BRS and the Farallon Entities would have the right to purchase such shares. If BRS proposes to transfer any shares of stock, the other stockholders could elect to participate in such transfer on a pro rata basis. Finally, in the event of a sale by BRS of its interest of TSI Holdings to an unaffiliated third party, each stockholder will be obligated to sell their shares in connection with such transaction. Under the stockholders agreement, the rights described in this paragraph will terminate upon consummation of an initial public offering.
Registration Rights Agreement
      In connection with our restructuring, TSI Holdings, TSI, Inc. and the TSI Holdings equity holders agreed to terminate the existing registration rights agreements among the TSI, Inc. equity holders and TSI, Inc. and entered into a new registration rights agreement dated February 4, 2004, which was amended as of March 23, 2006. Pursuant to the terms of the registration rights agreement, BRS, the Farallon Entities and the Canterbury Entities have the right to require TSI Holdings, at its expense and subject to certain limitations, to register under the Securities Act all or part of the shares of common stock held by them, which we refer to as the registrable securities. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after we have consummated an initial registered public offering of our common stock) and up to three short-form registrations. The Canterbury Entities are entitled to demand up to two short-form registrations. CapitalSource is entitled to demand one short-form registration.
      All holders of registrable securities are entitled to an unlimited number of “piggyback” registrations, with TSI Holdings paying all expenses of the offering, whenever TSI Holdings proposes to register its common stock under the Securities Act. Each such holder is subject to certain limitations on its ability to participate in such a “piggyback” registration. In addition, pursuant to the registration rights agreement, TSI Holdings has agreed to indemnify all holders of registrable securities against certain liabilities, including certain liabilities under the Securities Act.
Professional Services Agreement
      In connection with our recapitalization in 1996, Bruckmann, Rosser, Sherrill & Co., Inc., an affiliate of BRS that we refer to as BRS Inc., and TSI Holdings and its predecessor TSI, Inc. entered into a professional services agreement, whereby BRS Inc. agreed to provide us certain strategic and financial consulting services.

In exchange for such services, BRS Inc. receives an annual fee of $250,000 per calendar year while it owns, directly or indirectly, at least 3.66% of our outstanding common stock.
Agreements with Mark N. Smith
      In connection with Mark N. Smith’s resignation from his position as our Chairman and as one of our directors, we negotiated and entered into a Separation Agreement and General Release and an Equity Rights Letter, each dated as of March 23, 2006, based on the circumstances that led to his resignation and taking into account his more than 20 years of service for TSI (and its predecessors). Under the Separation Agreement and General Release, provided Mr. Smith first delivers (and does not revoke) a general release of claims, we agreed (i) to continue to pay Mr. Smith his current base salary, $465,716 annually, in equal installments every two weeks through March 31, 2007, (ii) to pay Mr. Smith a bonus for calendar year 2006 at the time such bonuses are generally paid, in an amount ranging between $200,000 and $645,000, based on TSI’s performance, (iii) to pay for continued health care benefits for Mr. Smith and his eligible dependents through March 31, 2007, (iv) to continue to pay Mr. Smith on a bi-weekly basis an amount equal to his automobile allowance, $9,217 annually, through March 31, 2007, (v) to provide Mr. Smith, his spouse and their children, a Lifetime Family Premium Passport Membership or its equivalent and (vi) to let Mr. Smith keep his office computer equipment. Mr. Smith will serve as a consultant for us through March 31, 2007 without additional compensation. Mr. Smith remains subject to non-disparagement, cooperation, non-competition, non-solicitation, confidentiality and similar covenants for specified periods following his resignation, and the breach of these obligations may entitle us to cease any ongoing payments and benefits and to recoup all prior payments and benefits under the agreement, among other remedies.
      The Equity Rights Letter sets forth certain rights and restrictions with respect to Mr. Smith’s outstanding common stock and his outstanding stock options. In particular, under the Equity Rights Letter, we agreed (i) to extend the period during which the outstanding, vested portion of Mr. Smith’s stock option may be exercised until December 31, 2006, (ii) to grant a new option to purchase 4,800 shares of our common stock with an exercise price equal to the fair market value on the date of grant, which stock option vests on December 31, 2012, subject to acceleration upon the occurrence of certain events, and expires on July 23, 2013, (iii) to pay a lump sum cash amount equal to $44,448 if (x) prior to December 31, 2007, there is a sale of the company and the aggregate gross consideration equals or exceeds specified amounts or (y) our achieved equity value as of December 31, 2007 equals or exceeds specified amounts and (iv) to not exercise our repurchase rights with respect to his common stock.
Other Related Party Transactions
      We paid approximately $848,000 in 2003, $862,000 in 2004 and $888,000 in 2005 to an entity of which Mr. Frank Napolitano, one of our non-executive officers, is currently a 25% owner, for rent for a multi-recreational club facility that we acquired in 1999. We expect to pay $690,000 in annual base rent and a pro rata share of operating expenses and property taxes on the facility during the term of the lease, which expires in 2015. Pursuant to the lease, we are also obligated to pay percentage rent based upon the revenue of the facility in the future.
      Our certificate of incorporation eliminates, subject to certain exceptions, directors’ personal liability to TSI or our stockholders for monetary damages for breaches of fiduciary duties. Our certificate of incorporation does not, however, eliminate or limit the personal liability of a director for (i) any breach of the director’s duty of loyalty to TSI or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.
      Our bylaws provide that we shall indemnify our directors and executive officers to the fullest extent permitted under the Delaware General Corporation Law, and may indemnify our other officers, employees and other agents as set forth in the Delaware General Corporation Law. In addition, we intend to enter into indemnification agreements with our directors and officers. These indemnification agreements will contain provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as our directors or executive officers or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers. We have obtained an insurance policy covering our directors and officers for claims that such directors and officers may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

Item 14.	Principal Accountant Fees and Services
      Town Sports International Holdings, Inc. was billed for the following services provided by PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm during December 31, 2004 and 2005:

	2004	2005

Audit fees(1)	$512,000	$646,750
Audit related fees(2)	34,000	90,938
Tax consulting fees(3)	101,500	115,000
All other fees(4)	20,150	—

Total	$667,650	$852,688

(1)	Audit fees include fees for (i) the audit of our consolidated financial statements, including services related to statutory audits of certain of our subsidiaries, (ii) review of the unaudited condensed consolidated interim financial statements included in quarterly reports and (iii) the review of debt and equity offerings and issuance of comfort letters and SEC filings.

(2)	Audit related fees include fees for audit of our employee benefit plan and readiness assessment in compliance with Section 404 of the Sarbanes Oxley Act of 2002 and fees for other audit related services.

(3)	Tax consulting fees include fees for tax advice on state related matters as well as assistance with the American Jobs Creaction Act of 2004.

(4)	All other fees related to consultations regarding insurance claims, establishment of a captive insurance company, and consulting related to stock options.
      The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit fees, audit-related fees, and all other fees for the fiscal years ended December 31, 2004 and 2005.
      The Audit Committee determined that the provision of services discussed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP from the Company.

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Financial statements filed as part of this report:
      (a)(2) Financial Statements Schedules
      Not applicable

(a)(3)	Exhibits
      Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)
3.2	Amended Certificate of Incorporation of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)
3.3	By-laws of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

4.1	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

4.2	Registration Rights Agreement, dated as of February 4, 2004, by and between Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

4.3	Form of Class A Common Stock Certificate

10.1	Credit Agreement dated as of April 16, 2003 by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas ((Incorporated by reference to Exhibit 10.1 to Form S-4 of Town Sports International, Inc. (File No. 333-82607)).

Exhibit
No.	Description of Exhibit

10.2	First Amendment, dated as of January 27, 2004, to Credit Agreement by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.3	Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.4	Stockholders Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.5	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.6	Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.7	The 2004 Common Stock Option Plan of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.8	Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein). (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.9	Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein). (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.10	Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

Exhibit
No.		Description of Exhibit

10.11		Professional Services Agreement, dated as of December 10, 1996, by and among TSI, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P. (‘BRS‘). (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.12		First Amendment to Professional Services Agreement, dated June 1, 2004, by and between Town Sports International Inc., and Bruckmann, Rosser, Sherrill and Co. (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13		2003 Executive Stock Agreement, dated July 23, 2003, among TSI, Inc., BRS, the Farallon Entities and Randy Stephen. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

10.16		Purchase Agreement dated as of January 28, 2004 by and among Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4, Reg. No 333-114210)

**10	.17	Form of Executive Stock Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc., BRS, the Farallon Entities and each of Mark Smith, Robert Giardina, Richard Pyle, Alex Alimanestianu, and Randall Stephen, respectively.

**10	.18	Separation Agreement and General Release between Mark Smith and Town Sports International Holdings, Inc. dated March 23, 2006.

**10	.19	Equity Agreement between Mark Smith and Town Sports International Holdings, Inc. dated March 23, 2006.
**10	.20	Amendment No. 1 to the Stockholders Agreement and Consent Agreement dated March 23, 2006
**10	.21	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006
**12		Ratio of Earnings to Fixed Charges.

**14		Code of Ethics and Business Conduct.

**21		Subsidiaries of the Registrant.

**31	.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**31	.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

**	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

Town Sports International Holdings, Inc.

By:	/s/ Robert Giardina

Robert Giardina
Chief Executive Officer
(principal executive officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert Giardina Robert Giardina	Chief Executive Officer (principal executive officer)	March 29, 2006

By: /s/ Richard Pyle Richard Pyle	Chief Financial Officer (principal financial and accounting officer)	March 29, 2006

By: /s/ Keith Alessi Keith Alessi	Director	March 29, 2006

By: /s/ Paul Arnold Paul Arnold	Director	March 29, 2006

By: /s/ Bruce Bruckmann Bruce Bruckmann	Director	March 29, 2006

By: /s/ Rice Edmonds Rice Edmonds	Director	March 29, 2006

By: /s/ Jason Fish Jason Fish	Director	March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc and Subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhousecoopers LLP
New York, New York
March 28, 2006

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2005

	2004	2005

	(All figures in $’000s, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,506	$51,304
Accounts receivable (less allowance for doubtful accounts of $2,647 and $1,984 in 2004 and 2005, respectively)	1,955	7,103
Inventory	655	421
Prepaid corporate income taxes	5,645	4,518
Prepaid expenses and other current assets	8,971	13,907

Total current assets	74,732	77,253
Fixed assets, net	226,253	253,131
Goodwill	47,494	49,974
Intangible assets, net	931	741
Deferred tax assets, net	12,735	24,378
Deferred membership costs	12,017	11,522
Other assets	16,794	16,772

Total assets	$390,956	$433,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,225	$1,267
Accounts payable	10,555	8,333
Accrued expenses	22,402	31,620
Accrued interest	5,217	5,267
Deferred revenue	28,294	33,028

Total current liabilities	67,693	79,515
Long-term debt and capital lease obligations	395,236	409,895
Deferred lease liabilities	36,009	48,898
Deferred revenue	3,298	2,905
Other liabilities	5,737	8,241

Total liabilities	507,973	549,454
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 1,312,289 and 1,309,123 shares at December 31, 2004 and 2005, respectively	1	1
Paid-in capital	(113,900)	(113,588)
Unearned compensation	(292)	(509)
Accumulated other comprehensive income (currency translation adjustment)	916	386
Retained earnings (accumulated deficit)	(3,742)	(1,973)

Total stockholders’ deficit	(117,017)	(115,683)

Total liabilities and stockholders’ deficit	$390,956	$433,771

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

	(All figures in $’000s)
Revenues:
Club operations	$335,665	$348,175	$384,143
Fees and Other	5,507	4,856	4,413

	341,172	353,031	388,556

Operating expenses:
Payroll and related	130,585	138,302	151,920
Club operating	111,069	116,847	130,219
General and administrative	21,995	24,719	26,582
Depreciation and amortization	34,927	36,869	39,582
Goodwill impairment	—	2,002	—

	298,576	318,739	348,303

Operating income	42,596	34,292	40,253
Loss on extinguishment of debt	7,773	—	—
Interest expense	23,670	39,343	41,550
Interest income	(444)	(743)	(2,342)
Equity in the earnings of investees and rental income	(1,369)	(1,493)	(1,744)

Income (loss) before provision for corporate income taxes	12,966	(2,815)	2,789
Provision for corporate income taxes	5,537	1,090	1,020

Net income (loss)	7,429	(3,905)	1,769
Accreted dividends on preferred stock	(10,984)	(784)	—

Net income (loss) attributable to common stockholders	$(3,555)	$(4,689)	$1,769

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2003, 2004 and 2005

	Preferred Stock		Common Stock
	Series B		Class A				Accumulated	Accumulated
	($1.00 par)		($.001 par)				Other	(Deficit)/	Total
					Paid-in	Unearned	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Deficit

	(All figures in $’000s)
Balance at January 1, 2003	3,822	$303	1,176,043	$1	$(32,149)	$(278)	$293	$90	$(31,740)
Series B preferred stock issued in connection with the exercise of stock options	106,267	8,618			(8,618)				—
Repurchase of stock	(549)	(43)			(540)				(583)
Compensation expense incurred in connection with Series B Preferred stock options					177				177
Amortization of unearned compensation						21			21
Accretion of Series B preferred stock dividend ($9.84 per share)		1,083			(305)			(778)	—
Accretion of Series A redeemable preferred stock dividend ($32.86 per share)					(1,219)			(3,830)	(5,049)
Accretion of redeemable senior preferred stock dividend ($121.30 per share plus accretion to liquidation value)					(2,888)			(1,964)	(4,852)
Forfeiture of unvested options					(85)	85			—
Other comprehensive income,:
Net income								7,429	7,429
Foreign currency translation adjustment							303		303

Total comprehensive income									7,732

Balance at December 31, 2003	109,540	9,961	1,176,043	1	(45,627)	(172)	596	947	(34,294)
Exercise of common stock warrants			71,631	—	—				—
Exercise of common stock options			65,936		539				539
Common stock distribution					(68,943)				(68,943)
Repurchase of common stock			(1,321)		(53)				(53)
Deferred compensation issued in connection with the issuance of common stock options					184	(184)			—
Amortization of unearned compensation						64			64
Accretion of Series B preferred stock dividend ($1.43 per share)		157						(157)	—
Accretion of Series A redeemable preferred stock dividend ($15.69 per share)								(627)	(627)
Series B preferred stock redemption	(109,540)	(10,118)							(10,118)
Other comprehensive income,:
Net loss								(3,905)	(3,905)
Foreign currency translation adjustment							320		320

Total comprehensive loss									(3,585)

Balance at December 31, 2004	—	—	1,312,289	1	(113,900)	(292)	916	(3,742)	(117,017)
Repurchase of common stock			(3,166)		(184)				(184)
Amortization of unearned compensation					(3)	282			279
Deferred compensation charges related to outstanding stock options					499	(499)
Other comprehensive income,:
Net income								1,769	1,769
Foreign currency translation adjustment							(530)		(530)

Total comprehensive income									1,239

Balance at December 31, 2005	—	$—	1,309,123	$1	$(113,588)	$(509)	$386	$(1,973)	$(115,683)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

	(All figures in $’000s)
Cash flows from operating activities:
Net income (loss)	$7,429	$(3,905)	$1,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	34,927	36,869	39,582
Goodwill impairment	—	2,002	—
Fixed asset impairment charge	—	406	—
Non cash interest expense on Senior Discount Notes	—	12,758	15,505
Amortization of debt issuance costs	1,627	1,584	1,644
Loss on extinguishment of debt	7,773	—	—
Noncash rental expense, net of noncash rental income	1,650	525	1,461
Compensation expense incurred in connection with stock options	198	64	279
Net change in certain working capital components	(227)	(1,292)	4,221
Decrease (increase) in deferred tax asset	3,483	4,036	(11,623)
Decrease in deferred membership costs	1,370	1,021	495
Landlord contributions to tenant improvements	617	2,508	8,590
Increase in insurance reserves	—	1,399	1,837
Other	23	(850)	(504)

Total adjustments	51,441	61,030	61,487

Net cash provided by operating activities	58,870	57,125	63,256

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(43,397)	(36,816)	(62,393)
Proceeds from sale of equipment	176	7	—
Acquisition of businesses, net of cash acquired	(130)	(3,877)	(3,945)

Net cash used in investing activities	(43,351)	(40,686)	(66,338)

Cash flows from financing activities:
Change in book overdraft	—	2,778	(1,792)
Proceeds from 11.0% Senior Discount Note Offering	—	120,487	—
Redemption of Series A and Series B preferred stock	—	(50,635)	—
Common stock distribution	—	(68,943)	—
Repurchase of common stock	—	(53)	(184)
Proceeds from stock option exercises	—	539	—
Repayments of other borrowings	(5,566)	(3,908)	(1,144)
Proceeds from 9 5/8 % Senior Note Offering	255,000	—	—
Repayment of 9 3/4 % Senior Notes	(125,000)	—	—
Premium paid on extinguishment of debt and other costs	(4,064)	—	—
Redemption of redeemable senior preferred stock	(66,977)	—	—
Transaction costs related to 9 5/8 % Senior Notes	(9,578)	—	—
Net line of credit repayments	(14,500)	—	—
Net subordinated credit repayments	(9,000)	—	—
Repurchase of Series B preferred stock	(583)	—	—

Net cash provided by (used in) financing activities	19,732	265	(3,120)

Net increase (decrease) in cash and cash equivalents	35,251	16,704	(6,202)
Cash and cash equivalents beginning of period	5,551	40,802	57,506

Cash and cash equivalents end of period	$40,802	$57,506	$51,304

Summary of the change in certain working capital components, net of effects of acquired businesses
Increase in accounts receivable	$(136)	$(486)	$(2,334)
Decrease in inventory	382	95	230
Increase in prepaid expenses and other current assets	(137)	(845)	(3,774)
(Increase) decrease in prepaid corporate income taxes	(1,050)	(1,583)	1,127
Increase in accounts payable and accrued expenses	1,036	515	4,920
(Decrease) increase in deferred revenue	(322)	1,012	4,052

Net change in certain working capital components	$(227)	$(1,292)	$4,221

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2004 and 2005
(In $000s, except share data)

1.	The Company and Summary of Significant Accounting Policies
      Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owns and operates 139 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of December 31, 2005. The Company operates in a single segment. The Company operates 95 clubs in the New York metropolitan market, 18 clubs in the Boston market, 19 clubs in the Washington, D.C. market, six in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Town Sports International Holdings, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
      Certain reclassifications were made to the reported amounts at December 31, 2003 and 2004 to conform to the presentation at December 31, 2005

Revenue Recognition
      The Company receives a one-time non-refundable initiation fee and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one or two year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily a percentage of salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of twenty four (24) months. The amount of costs deferred do not exceed the related deferred revenue for the periods presented. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services are recognized as services are performed. Management fees earned for services rendered are recognized at the time the related services are performed.
      The Company recognizes revenue from merchandise sales upon delivery to the member.
      In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,427 and $3,766 as of December 31, 2004 and 2005, respectively, pursuant to various state consumer protection laws.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables and Allowance for Doubtful Accounts
      Receivables consist of the following at December 31, 2004 and 2005:

	2004	2005

Membership receivables	$3,645	$4,426
Landlord receivables	412	3,241
Other	545	1,420

	$4,602	$9,087

      Following are the changes in the allowance for doubtful accounts during the years December 31, 2003, 2004 and 2005:

	Balance Beginning		Write-offs Net of	Balance at
	of the Year	Additions	Recoveries	End of Year

December 31, 2005	$2,647	$6,165	$(6,828)	$1,984
December 31, 2004	822	5,497	(3,672)	2,647
December 31, 2003	120	1,537	(835)	822

Fixed Assets
      Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are thirty years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

Advertising and Club Preopening Costs
      Advertising costs and club preopening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company during the years ended December 31, 2003, 2004 and 2005 totaled $9,783, $8,994 and $10,337 respectively, and are included in club operations.

Insurance
      The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration the Company’s insurance claims, we are required to maintain an irrevocable letter of credit, which amounts to $3,000 as of December 31, 2005.

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
      The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, insurance reserves, legal contingencies and the estimated membership life.

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

Statements of Cash Flows
      Supplemental disclosure of cash flow information:

	Year Ended December 31,

	2003	2004	2005

Cash paid
Interest (net of amounts capitalized)	$24,004	$25,399	$25,251
Income taxes	3,104	1,706	10,718
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	7,287	8,372	10,479
See Notes 6, 9, 10 and 11 for additional non-cash investing and financing activities

Cash and Cash Equivalents
      The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2004 and December 31, 2005, $254, and $256 respectively, of cash related to this wholly owned subsidiary was included in cash and cash equivalents.

Deferred Lease Liabilities and Noncash Rental Expense
      The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease beginning upon the commencement of the lease.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency
      At December 31, 2005, the Company owned three Swiss clubs, which use the local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ deficit. The difference between the Company’s net income (loss) and comprehensive income (loss) is the effect of foreign exchange translation adjustments, which was $303, $320 and $(530) for 2003, 2004 and 2005 respectively.

Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ deficit.

Investments in Affiliated Companies
      The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the CHSCA and the Company’s pro rata share of the CHSCA’s net assets and operating results were not material for all periods presented. The financial statements of KSMA have been included with the Company’s Annual Report on Form 10-K. The KSMA balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the years ending December 31, 2003, 2004 and 2005 are as follows:

	Year Ended December 31,

	2003	2004	2005

Revenue	$3,657	$3,560	$3,526
Income from operations	1,634	1,563	1,452
Net income	1,526	1,459	1,373

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $1,627, $1,584 and $1,644 for December 31, 2003, 2004 and 2005 and respectively.

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

	Year Ended December 31,

	2003	2004	2005

Net income (loss) attributed to common stockholders, as reported	$(3,555)	$(4,689)	$1,769
Add
Stock-based employee compensation expense included in reported net loss attributed to common stockholders, net of related tax effects	12	37	177
Deduct
Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(167)	(99)	(128)

Pro forma net income (loss) attributed to common stockholders	$(3,710)	$(4,751)	$1,818

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Class A Common	Rate	Life	Volatility	Yield	of Grant

1999 Grants	5.7%	5 years	60%	—	$30.10
2000 Grants	6.6	5 years	69	—	47.11
2001 Grants	4.6	5 years	72	—	111.89
2003 Grants	3.8	6 years	55	—	14.50
2005 Grants	4.1	6 years	49	—	8.00
      Expected volatility percentages were derived from the volatility of publicly traded companies considered to have businesses similar to the Company.

2.	Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company will implement SFAS 123R using the “modified prospective” method.
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
      We currently utilized a standard option pricing model (i.e, Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use a standard pricing model to measure the fair value of employee stock options upon the adoption of SFAS 123R.
      We will adopt SFAS 123R effective January 1, 2006; and based on the stock options outstanding as of December 31, 2005 we do not believe SFAS 123R will have a material impact on our financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fixed Assets
      Fixed assets as of December 31, 2004 and 2005, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	December 31,

	2004	2005

Leasehold improvements	$257,552	$287,171
Club equipment	62,172	68,420
Furniture, fixtures and computer equipment	39,912	45,338
Computer software	9,893	11,261
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	14,479	29,045

	389,989	447,216
Less: Accumulated depreciation and amortization	(163,736)	(194,085)

	$226,253	$253,131

      Depreciation and leasehold amortization expense for the years ended December 31, 2003, 2004 and 2005, was $33,987, $36,092 and $38,950 respectively.

4.	Goodwill and Intangible Assets
      The Company is required to conduct at a minimum an annual review of goodwill for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. In the quarter ended March 31, 2004, the Company determined that the goodwill at one if its remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since the club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result is more susceptible to competition. In 2003 and 2005, the Company did not have to record a charge to earnings for an impairment of goodwill as a result of its annual review conducted during the first quarter.
      The change in the carrying amount of goodwill from January 1, 2004 through December 31, 2005 is as follows:

Balance at January 1, 2004	$45,864
Goodwill impairment	(2,002)
Currency translation adjustments	69
Acquisitions	3,563

Balance at December 31, 2004	$47,494
Other	(15)
Currency translation adjustments	(114)
Acquisitions	2,609
Balance at December 31, 2005	$49,974

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our acquired amortizable intangible assets as of December 31, 2004 and 2005 is as follows:

	December 31, 2004

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Acquired intangible assets
Membership lists	$11,008	$(10,372)	$636
Covenants-not-to-compete	1,151	(895)	256
Beneficial lease	223	(184)	39

	$12,382	$(11,451)	$931

	December 31, 2005

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Acquired intangible assets
Membership lists	11,450	(10,939)	511
Covenants-not-to-compete	1,151	(949)	202
Beneficial lease	223	(195)	28

	$12,824	$(12,083)	$741

      The amortization expense of the above acquired intangible assets for each of the five years ending December 31, 2010 will be as follows:

Amortization
Expense

Year Ending December 31,
2006	$521
2007	120
2008	64
2009	36
2010	—

$741

      Amortization expense of intangible assets for the years ended December 31, 2003, 2004 and 2005 was $940, $777 and $632 respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses
      Accrued expenses as of December 31, 2004 and 2005 consist of the following:

	December 31,

	2004	2005

Accrued payroll	$5,472	$6,447
Accrued construction in progress and equipment	3,200	7,848
Accrued occupancy costs	4,621	5,783
Accrued insurance claims	2,319	4,091
Accrued other	6,790	7,451

	$22,402	$31,620

6.	Long-Term Debt and Capital Lease Obligations
      Long-term debt and capital lease obligations consist of the following:

	December 31,

	2004	2005

Senior Notes 9 5/8%	$255,000	$255,000
Senior Discount Notes 11%	137,572	153,077
Notes payable for acquired businesses	3,874	3,085
Capital lease obligations	15	—

	396,461	411,162
Less: Current portion due within one year	1,225	1,267

Long-term portion	$395,236	$409,895

      The aggregate long-term debt obligations maturing during the next five years and thereafter is as follows:

Amount Due

Year Ending December 31,
2006	$1,267
2007	775
2008	732
2009	311
2010	—
Thereafter	408,077

$411,162

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
      Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at rates of between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2009.

April 16, 2003 Refinancing Transactions
      On April 16, 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50,000 senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The transaction fees of approximately $9,600 have been accounted for as deferred financing costs. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15 and October 15. In connection with this refinancing in 2003, the Company wrote-off $3,709 of deferred financing costs related to extinguished debt, paid a call premium of $3,048 and incurred $1,016 of interest on the 9 3/4 % Notes representing the interest incurred during the 30 day redemption notification period.

Senior Credit Facility
      The Company’s Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.75 and 3.00:1.00 during 2005 and 2006 respectively, and a maximum permitted total leverage ratio of 3.75:1.00 from December 31, 2004 through December 30, 2005 and 3.50:1.00 from December 31, 2005 through September 29, 2006 and 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage and leverage rates were 3.52 to 1.00 and 3.13 to 1.00, respectively as of December 31, 2005. These covenants limit the Company’s ability to incur additional debt, and as of December 31, 2005, permitted additional borrowing capacity under the Senior Credit Facility was limited to $34,606. For the year ended December 31, 2005 the company was in compliance with its debt covenants.
      Loans under the Senior Credit Facility will, at our option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at December 31, 2004 and 2005. Outstanding letters of credit issued totaled $4,746 and $7,693 at December 31, 2004 and December 31, 2005 respectively, and the unutilized portion of the Senior Credit Facility was $45,254 and $42,037 as of December 31, 2004 and December 31, 2005 respectively. The Company is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount.

February 4, 2004 Restructuring
      On February 4, 2004 TSI Holdings, successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,378. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

Fair Market Value
      The carrying value of long-term debt, other than the Notes and the Discount Notes, approximates fair market value as of December 31, 2004 and 2005. Based on quoted market prices, the Discount Notes have a fair value of approximately $120,089 and $146,970 at December 31, 2004 and December 31, 2005 respectively. The Notes have a fair value of approximately $268,324 and $267,113 at December 31, 2004 and 2005 respectively.

Interest Expense
      The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Year Ended December 31,

	2003	2004	2005

Interest costs expensed	$23,670	$39,343	$41,550
Interest costs capitalized	322	429	899

Total interest expense and amounts capitalized	$23,992	$39,772	$42,449

7.	Related Party Transactions
      The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. As of December 31, 2005, BRS owned 38.5% of the Company’s outstanding common stock and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of the Company. Fees for such services, which are included in General and administrative expenses, are $250 per annum, and are payable while BRS owns 3.66% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 2004 and 2005.
      We paid approximately $848 in 2003, $862 in 2004 and $888 in 2005 to an entity of which Mr. Frank Napolitano, one of our officers, is currently a 25% owner, for rent for a multi-recreational club facility that we acquired in 1999. We expect to pay $690 in annual base rent and a pro rata share of operating expenses and property taxes on the facility during the term of the lease, which expires in 2015. Pursuant to the lease, we are also obligated to pay percentage rent based upon the revenue of the facility in the future.

8.	Leases
      The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amount to $1,297 as of December 31, 2005.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The leases expire at various times through April 30, 2028, and certain leases may be extended at the Company’s option.
      Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2006	$61,695
2007	63,279
2008	62,355
2009	60,373
2010	57,404
Aggregate thereafter	422,027
      Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2003, 2004 and 2005 was $59,575, $64,742 and $71,034 respectively. Such amounts include additional rent of $10,643, $11,653 and $13,399 respectively.
      The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through June 30, 2018. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2006	$3,308
2007	3,056
2008	2,324
2009	2,028
2010	1,909
Aggregate thereafter	9,998
      Rental income, including non-cash rental income, for the years ended December 31, 2003, 2004 and 2005 was $2,434, $2,416 and $3,035 respectively. Such amounts include additional rental charges above the base rent of $386, $218 and $35 respectively. We own the building at one of our club locations which houses a rental tenant that generated $613, $788 and $1,059 of rental income for the years ended December 31, 2003, 2004 and 2005 respectively.

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

Series B Preferred Stock
      During December 1996, the Company issued 3,857 shares of Series B preferred stock, 3,273 shares of which were outstanding as of December 31, 2003, respectively. Series B stock had liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series B stock has no voting rights except as required by law, and rank “pari passu.” Series B stock had a liquidation value of $35 per share plus cumulative unpaid dividends of $6,127 as of December 31, 2003. Series B stockholders

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were entitled to a cumulative 14% annual dividend based upon the per share price of $35. In connection with the issuance of the 11% Discount Notes discussed in Note 6 all of the 109,540 outstanding shares were redeemed in February 2004 for a total of $10,118.

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

Series B Preferred Stock Options
      During the year ended December 31, 1996, the Company granted 164,783 options (“Series B Options”) to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contained provisions whereby the exercise price would be reduced, or in certain cases, the option holder would receive cash in accordance with a formula as defined. The aggregate value of, either a reduction in exercise price, or the distribution of cash is deemed compensatory and, accordingly, is recorded as a compensation expense. The provisions of the Series B Preferred Stock Option Plan provide for a Special Accrual (“the Special Accrual”) equal to a 14% compounded annual return on the difference between the liquidation value for the shares subject to option, less the $10 per share exercise price. For the year ended December 31, 2003, compensation expense recognized in connection with Series B Options’ Special Accrual totaled $177. All Series B Preferred stock options were exercisable upon grant. There are no shares of Series B Preferred Stock reserved for future option grants.
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
      Grants vest in full at various dates between December 2007 and 2015. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale or an Initial Public Offering of the Company. The term of each of these grants is ten or eleven years.
      In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the 2001 Grants. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. The Company utilized a third-party valuation as of June 30, 2000 together with consideration of events occurring since that date in determining the value of the Company’s stock at the date of grant of the 2001 options. Unearned compensation is amortized as compensation expense over the vesting period. During the years ended December 31, 2003, 2004 and 2005 amortization of unearned compensation totaled $21, $64 and $279 respectively.
      As of December 31, 2005, there were 4,177 shares reserved for future option awards.
      As of December 31, 2003, 2004 and 2005, a total of 80,294, 19,508 and 23,268 Class A Common stock options were exercisable, respectively.
      The following table summarizes the stock option activity for the years ended December 31, 2003, 2004 and 2005:

		Weighted			Weighted
		Average			Average
	Class A	Exercise		Series B	Exercise
	Common	Price		Preferred	Price

Balance at January 1, 2003	93,482	$28.23		158,306	$10.00
Granted	46,400	144.00	(i)	—
Exercised	(1,740)	36.14		(158,306)	10.00
Forfeited	(7,610)	24.48		—

Balance at December 31, 2003	130,532	69.49		—	—

Reinstated (ii)	5,750	2.15
Exercised	(65,936)	8.22
Forfeited	(1,460)	48.22

Balance at December 31, 2004(iii)	68,886	84.42
Granted	20,000	91.50	(i)
Exercised (iv)	(240)	75.00
Forfeited	(280)	19.36

Balance at December 31, 2005	88,366	86.26

(i)	Option exercise price was greater than market price on the grant date.

(ii)	Option reinstated as a result of inadvertent forfeiture on behalf of TSI.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii)	In connection with the restructuring of the Company’s capitalization, a total of 50,238 vested common stock options with a weighted average exercise price of $127.42 were amended to decrease the exercise price by $52.50, equivalent to the distribution that common stock holders received in March 2004. As of December 31, 2004, the 50,238 outstanding common stock options have a weighted average exercise price of $74.92.

(iv)	The shares related to the exercise of these options were immediately repurchased and retired by the company.
      The following table summarizes stock option information as of December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Class A Common
1999 grants	880	36 months	$53.00	880	$53.00
2000 grants	9,148	48 months	$75.00	9,148	$75.00
2003 grants	9,240	84 months	$144.00	9,240	$144.00
2004 amended and repriced 1999 grants	1,640	36 months	$0.50	—	$0.50
2004 amended and repriced 2000 grants	6,098	48 months	$22.50	—	$22.50
2004 amended and repriced 2001 grants	4,400	77 months	$47.50	—	$47.50
2004 amended and repriced 2003 grants	36,960	84 months	$91.50	—	$91.50
2005 grants	20,000	108 months	$91.50	4,000	$91.50

Total Grants	88,366		$86.26	23,268	$104.41

      In connection with the issuance of the Discount Notes the Company’s Board of Directors approved a $52.50 common stock distribution payable to shareholders of record on March 15, 2004. The Board also approved the re-pricing of outstanding options such that the exercise price was reduced by the $52.50 distribution equivalent. These represent the 2004 amended and repriced grants.

11.	Asset Acquisitions
      During the years ended December 31, 2004 and 2005, the Company completed the acquisition the assets of certain existing fitness clubs. There were no club acquisitions during the year ended December 31, 2003. None of the individual acquisitions were material to the financial position, results of operations or cash flows

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended
	December 31,

	2004	2005

Number of clubs acquired	3	2

Purchase prices payable in cash at closing	$3,877	$3,945
Issuance and assumption of notes payable	920	340

Total purchase prices	$4,797	$4,285

	Years Ended
	December 31,

	2004	2005

Allocation of purchase prices
Goodwill	$3,563	$2,609
Fixed assets	1,155	1,483
Membership lists	803	442
Non-compete agreement	275	—
Other net liabilities acquired	(42)	—
Other net assets acquired	—	40
Deferred revenue	(957)	(289)

Total allocation of purchase prices	$4,797	$4,285

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

12.	Revenue from Club Operations
      Revenues from club operations for the years ended December 31, 2003, 2004 and 2005 are summarized below:

	Years Ended December 31,

	2003	2004	2005

Membership dues	$273,334	$282,716	$309,811
Initiation fees	13,892	12,439	11,916
Personal training revenue	31,170	34,821	42,277
Other club ancillary revenue	17,269	18,199	20,139

Total club revenue	335,665	348,175	384,143
Other Revenue	2,707	4,856	4,413
Business interruption insurance proceeds	2,800	—	—

Total revenue	$341,172	$353,031	$388,556

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Corporate Income Taxes
      The provision (benefit) for income taxes for the years ended December 31, 2002, 2003 and 2004 consisted of the following:

	Year Ended December 31, 2003

		State and
	Federal	Local	Total

Current	$463	$1,591	$2,054
Deferred	3,017	466	3,483

	$3,480	$2,057	$5,537

	Year Ended December 31, 2004

			State and
	Federal	Foreign	Local	Total

Current	$(5,468)	$247	$2,275	$(2,946)
Deferred	4,956	—	(920)	4,036

	$(512)	$247	$1,355	$1,090

	Year Ended December 31, 2005

			State and
	Federal	Foreign	Local	Total

Current	$9,761	$318	$2,584	$12,663
Deferred	(8,557)	—	(3,086)	(11,643)

	$1,204	$318	$(502)	$1,020

	December 31,

	2004	2005

Deferred tax assets
Deferred lease liabilities	$8,781	$10,973
Deferred revenue	4,367	5,697
Deferred compensation expense incurred in connection with stock options	42	149
State net operating loss carry-forwards	1,684	1,835
Interest accretion	4,051	10,198
Accruals, reserves and other	1,766	2,277

	20,691	31,129

Deferred tax liabilities
Fixed assets and intangible assets	(2,735)	(496)
Deferred costs	(4,240)	(4,548)

	(6,975)	(5,044)

Net deferred tax assets, prior to valuation allowance	13,716	26,085
Valuation allowance	(981)	(1,707)

Net deferred tax assets	$12,735	$24,378

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the Company has state net operating loss (“NOL”) carry-forwards of approximately $18,889. Such amounts expire between December 31, 2006 and December 31, 2024. The Company’s $1,707 valuation allowance principally relates to NOL carryforwards which may not be realizable due to the lack of future profitability in the respective states to which it applies.
      In 2005, our foreign pre-tax earnings related to our Swiss entity was $863 and the related current tax provision was $318.
      The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2003, 2004 and 2005:

	Years Ended
	December 31,

	2003	2004	2005

Federal statutory tax rate	35%	(35)%	35%
State and local income taxes, net of federal tax benefit	8	7	17
Change in state effective income tax rate	—	12	(11)
Deferred compensation	—	41	—
State tax benefit related to self insurance	—	(8)	(22)
Foreign rate differential	—	(3)	(3)
Valuation allowance	—	21	13
Swiss repatriation cost	—	—	4
Other permanent differences	—	4	4

	43%	39%	37%

      We have not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our non-U.S.  subsidiary as calculated for income tax purposes, because, in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes -Special Areas (“APB 23”) we intend to reinvest these earnings outside the U.S. indefinitely.
      Earnings from our foreign subsidiary are indefinitely reinvested outside of our home tax jurisdiction and thus pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas.” We do not recognize a deferred tax liability for the tax effect of the excess of the book over tax basis of our investments in our foreign subsidiary.

The American Jobs Creation Act of 2004
      The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In 2005 the Company elected to do a one-time dividend totaling $1,700. This dividend resulted in additional taxes of $119.

15.	Contingencies
      In December 2005, the Company settled the action styled Joseph Anaya vs. Town Sports International, Inc. et al., brought by an individual against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking $2 billion dollars in damages for personal injuries. His cause of action seeking punitive damages in the amount of $250 million dollars was dismissed on January 26, 2004. A Stipulation of Discontinuance was filed on January 27, 2006. The amount of the settlement was within the amount of the Company’s available insurance coverage for which payment was made in December 2005.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., , plaintiffs commenced a purported class action against us in the Supreme Court, New York County seeking unpaid wages and alleging that the Company violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and Assistant Fitness Managers. The Company has yet to answer, move or otherwise respond to the complaint and the lawsuit is stayed upon agreement of the parties pending mediation. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      The Company and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v 26 Court Street Associates, LLC et al., filed in the Supreme Court, Kings County, on April 4, 2001, seeking damages for personal injuries. Following a trial, the Company received a directed verdict for indemnification against one of the Company’s contractors and the plaintiff received a jury verdict of approximately $8,900 in his favor. Both of those verdicts are being appealed and the Company has filed an appeal bond in the amount of $1,812 in connection with those appeals. The Company is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict. Depending on the ultimate outcome, this matter may have a material effect on the Company’s results of operation.

16.	Employee Benefit Plan
      The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $195, $191 and $180 were made in February 2004 and 2005 and March 2006 respectively, for the Plan years ended December 31, 2003, 2004 and 2005 respectively.

17.	Subsequent Event
      Effective March 23, 2006 Mark Smith, Chairman and Director of the Company resigned from his positions and is no longer an employee, executive officer or director of the Company. In connection with this resignation payments totaling approximately $1,035 will be made to Mr. Smith from March 2006 through March 2007. The $1,035 will be expensed in the three months ended March 31, 2006.

18.	Guarantors
      TSI Holdings has unconditionally guaranteed the 11.0% Discount Notes. TSI Holdings, TSI and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8 % Senior Notes discussed in Note 6. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.
      Except for TSI Holdings (TSI’s parent) each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2004, and December 31, 2005 and for the years ending December 31, 2003, 2004 and 2005. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

	(All figures in $’000s)
ASSETS
Current assets
Cash and cash equivalents	$274	$3,425	$51,327	$2,480	$—	$57,506
Accounts receivable	—	3,199	1,121	114	(2,479)	1,955
Inventory	—	—	623	32	—	655
Prepaid corporate income taxes	—	5,645	—	—	—	5,645
Intercompany receivable (payable)	1,075	8,636	(8,083)	(1,628)	—	—
Prepaid expenses and other current assets	—	7,740	4,731	—	(3,500)	8,971

Total current assets	1,349	28,645	49,719	998	(5,979)	74,732
Investment in subsidiaries	8,862	267,350	—	—	(276,212)	—
Fixed assets, net of accumulated depreciation	—	11,478	213,464	1,311	—	226,253
Goodwill	—	—	46,619	875	—	47,494
Intangible assets, net	—	—	931	—	—	931
Deferred tax assets	6,266	7,108	(491)	(148)	—	12,735
Deferred membership costs	—	—	12,017	—	—	12,017
Other assets	4,106	7,519	5,169	—	—	16,794

Total assets	$20,583	$322,100	$327,428	$3,036	$(282,191)	$390,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$—	$1,225	$—	$—	1,225
Accounts payable	—	3,732	6,823	—	—	10,555
Accrued expenses and corporate income taxes payable	28	6,353	15,509	512	—	22,402
Accrued interest	—	5,215	2,481	—	(2,479)	5,217
Deferred revenue	—	—	28,294	—	—	28,294

Total current liabilities	28	15,300	54,332	512	(2,479)	67,693
Long-term debt and capital lease obligations	137,572	295,865	(34,701)	—	(3,500)	395,236
Deferred lease liabilities	—	485	35,524	—	—	36,009
Deferred revenue	—	60	3,137	101	—	3,298
Other liabilities	—	1,528	4,209	—	—	5,737

Total liabilities	137,600	313,238	62,501	613	(5,979)	507,973

Stockholders’ deficit:
Common Stockholder’s deficit	(117,933)	7,946	264,919	1,515	(274,380)	(117,933)
Accumulated other comprehensive income	916	916	8	908	(1,832)	916
Other	—	—	—	—	—	—

Total Stockholder’s deficit	(117,017)	8,862	264,927	2,423	(276,212)	(117,017)

Total liabilities and Stockholder’s deficit	$20,583	$322,100	$327,428	$3,036	$(282,191)	$390,956

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

				Non-
			Subsidiary	Guarantor
	TSI Holding	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

	(All figures in $’000s)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1,359	$48,682	$1,262	$—	$51,304
Accounts receivable	—	3,664	6,144	133	(2,838)	7,103
Inventory	—	—	395	26	—	421
Prepaid corporate income taxes	—	4,550	(32)	—	—	4,518
Intercompany receivable (payable)	1,137	(1,137)	—	—	—	—
Prepaid expenses and other current assets	—	5,425	10,195	(1,713)	—	13,907

Total current assets	1,138	13,861	65,384	(292)	(2,838)	77,253
Investment in subsidiaries	18,941	253,703	—	—	(272,644)	—
Fixed assets, net	—	10,114	242,149	868	—	253,131
Goodwill	—	—	49,215	759	—	49,974
Intangible assets	—	—	741	—	—	741
Deferred tax assets	13,560	11,354	(492)	(44)	—	24,378
Deferred membership costs	—	94	11,428	—	—	11,522
Other assets	3,755	11,833	1,184	—	—	16,772

Total assets	37,394	300,959	369,609	1,291	(275,482)	433,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and capital lease obligations	—	—	1,267	—	—	1,267
Accounts payable	—	(82)	8,415	—	—	8,333
Accrued expenses	—	13,364	17,864	392	—	31,620
Accrued Interest	—	5,265	2,840	—	(2,838)	5,267
Deferred revenue	—	—	32,940	88	—	33,028

Total current liabilities	—	18,545	63,327	480	(2,837)	79,515
Long-term debt and capital lease obligations	153,077	255,000	1,818	—	—	409,895
Deferred lease liabilities	—	452	48,446	—	—	48,898
Deferred revenue	—	—	2,905	—	—	2,905
Other liabilities	—	8,019	222	—	—	8,241

Total liabilities	153,077	282,018	116,717	480	(2,838)	549,454

Stockholders’ deficit:
Common Stockholders’ deficit	(116,069)	18,941	252,882	435	(272,258)	(116,069)
Accumulated other Comprehensive income	386	—	10	376	(386)	386

Total stockholders’ deficit	(115,683)	(18,941)	252,892	811	(272,644)	(115,683)
Total liabilities and stockholders’ deficit	$37,394	$300,959	$369,609	$1,291	$(275,482)	$433,771

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For Twelve Months Ended December 31, 2003

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

	All figures in $’000s
Revenue:
Club operations	$—	$427	$330,627	$4,611	$—	$335,665
Fees and other		3,376	6,306	—	(4,175)	5,507

	—	3,803	336,933	4,611	(4,175)	341,172

Operations expense:
Payroll and related	—	21,439	107,364	1,782	—	130,585
Club operating	—	772	112,800	1,112	(3,615)	111,069
General and administrative	—	(123)	22,291	387	(560)	21,995
Depreciation and amortization	—	3,890	30,661	376	—	34,927

	—	25,978	273,116	3,657	(4,175)	298,576

Operating Income	—	(22,175)	63,817	954	—	42,596
Loss of extinguishment of debt	—	7,773	—	—	—	7,773
Interest expense	—	23,891	130	(1)	(350)	23,670
Interest Income	—	(794)	—	—	350	(444)
Equity in the earnings of investees and rental income	—	(614)	(755)	—	—	(1,369)

Income(Loss) before provision (benefit) For corporate income taxes	—	(52,431)	64,442	955	—	12,966
Provision (benefit) for corporate income taxes	—	(24,100)	29,401	236	—	5,537

Income (loss) before equity earnings	—	(28,331)	35,041	719	—	7,429
Equity earnings from subsidiaries	—	35,760	—	—	(35,760)	—

Net Income (Loss)	$—	$7,429	$35,041	$719	$(35,760)	$7,429

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For Twelve Months Ended December 31, 2004

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

	All figures in $’000s
Revenues:
Club operations	$—	$19	$343,244	$4,912	$—	$348,175
Fees and other	—	1,710	6,901	8	(3,763)	4,856

	—	1,729	350,145	4,920	(3,763)	353,031

Operating Expenses:
Payroll and related	—	21,709	114,649	1,944	—	138,302
Club operating	—	1,368	117,546	1,136	(3,203)	116,847
General and administrative	50	609	24,210	410	(560)	24,719
Depreciation and amortization	—	3,994	32,478	397	—	36,869
Goodwill impairment	—	—	2,002	—	—	2,002

	50	27,680	290,885	3,887	(3,763)	318,739

Operating Income (loss)	(50)	(25,951)	59,260	1,033	—	34,292
Interest expense	13,037	27,629	(969)	(4)	(350)	39,343
Interest income	(60)	(1,031)	(2)	—	350	(743)
Equity in the earnings of investees and rental income	—	(788)	(705)	—	—	(1,493)

Income(loss) before provision (benefit) For corporate income taxes	(13,027)	(51,761)	60,936	1,037	—	(2,815)
Provision (benefit) for corporate income taxes	(6,267)	(18,140)	25,250	247	—	1,090

Income (loss) before equity earnings	(6,760)	(33,621)	35,686	790	—	(3,905)
Equity earnings from subsidiaries	2,855	36,476	—	—	(39,331)	—

Net Income (loss)	$(3,905)	$2,855	$35,686	$790	$(39,331)	$(3,905)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For Twelve Months Ended December 31, 2005

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

	All figures in $’000s
Revenues:
Club operations	$—	$—	$379,539	$4,604	$—	$384,143
Fees and other	—	1,009	8,509	—	(5,105)	4,413

	—	1,009	388,048	4,604	(5,105)	388,556

Operating expenses:
Payroll and related	—	22,780	127,624	1,879	(363)	151,920
Club operating	—	1,304	131,944	1,153	(4,182)	130,219
General and administrative	22	1,335	25,442	343	(560)	26,582
Depreciation and amortization	—	4,334	34,876	372	—	39,582

	22	29,753	319,886	3,747	(5,105)	348,303

Operating income (loss)	(22)	(28,744)	68,162	857	—	40,253
Interest expense	15,836	22,742	3,299	—	(326)	41,550
Interest income	(6)	(2,652)	(10)	—	326	(2,342)
Equity in the earnings of investees and rental income	—	(1,059)	(685)	—	—	(1,744)

Income (loss) before provision (benefit) for corporate income taxes	(15,852)	(47,775)	65,558	857	—	2,789
Provision (benefit) for corporate income taxes	(7,828)	(15,719)	24,256	311	—	1,020

Net Income before extraordinary items	(8,024)	(32,055)	41,302	546	—	1,769
Equity earnings from Subsidiaries	9,793	41,848	—	—	(51,641)	—

Net income (loss)	$1,769	$9,793	$41,302	$546	$(51,641)	$1,769

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flow
For Twelve Months Ended December 31, 2003

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in $’000s)
Cash flows from operating activities:
Net income	$—	$7,429	$35,041	$719	$(35,760)	$7,429

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,890	30,661	376	—	34,927
Goodwill impairment write-off and club closure costs	—	198	—	—	—	198
Compensation expense in connection with stock options	—	(84)	1,734	—	—	1,650
Noncash rental expense, net of noncash rental income	—	7,773	—	—	—	7,773
Amortization of debt issuance costs	—	1,627	—	—	—	1,627
Changes in operating assets and liabilities	—	4,011	1,166	66	—	5,243
Other	—	(36,277)	485	55	35,760	23

Total adjustments	—	(18,862)	34,046	497	35,760	51,441

Net cash provided by operating activities	—	(11,433)	69,087	1,216	—	58,870

Net cash used in investing activities	—	(4,288)	(38,737)	(326)	—	(43,351)

Net cash used in financing activities	—	14,566	5,021	145	—	19,732

Net Increase in cash and cash equivalents	—	(1,155)	35,371	1,035	—	35,251
Cash and cash equivalents at beginning of period	—	1,575	3,635	341	—	5,551

Cash and cash equivalents at end of period	$—	$420	$39,006	$1,376	$—	$40,802

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flow
For Twelve Months Ended December 31, 2004

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in $’000s)
Cash flows from operating activities:	$(3,905)	$2,855	$35,686	$790	$(39,331)	$(3,905)

Net income
Adjustments to reconcile net income to net cash provided by operating activities:	—	3,994	32,478	397	—	36,869
Depreciation and amortization	—	—	2,002	—	—	2,002
Goodwill impairment write-off	—	406	—	—	—	406
Fixed Asset impairment charges	—	64	—	—	—	64
Compensation expense in connection with stock options
Noncash rental expense, net of noncash rental income	—	(99)	624	—	—	525
Loss on extinguishment of debt	12,758	—	—	—	—	12,758
Amortization of debt issuance costs	272	1,312	—	—	—	1,584
Changes in operating assets and liabilities	(7,340)	9,412	4,270	(69)	—	6,273
Other	(2,885)	(37,590)	1,552	141	39,331	549

Total adjustments	2,805	(22,501)	40,926	469	39,331	61,030

Net cash provided by operating activities	(1,100)	(19,646)	76,612	1,259	—	57,125

Net cash used in investing activities	—	(3,800)	(36,731)	(155)	—	(40,686)

Net cash provided by financing activities	1,374	26,451	(27,560)	—	—	265

Net Increase in cash and cash equivalents	274	3,005	12,321	1,104	—	16,704
Cash and cash equivalents at beginning of period	—	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$274	$3,425	$51,327	$2,480	$—	$57,506

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flow
For Twelve Months Ended December 31, 2005

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

	(All figures in $’000s)
Cash flows from operating activities:
Net income	$1,769	$9,793	$41,302	$546	$(51,641)	$1,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	4,334	34,876	372	—	39,582
Compensation expense in connection with stock options	—	279	—	—	—	279
Noncash rental expense, net of noncash rental income	—	(162)	1,623	—	—	1,461
Noncash interest expense	15,505	—	—	—	—	15,505
Amortization of debt issuance costs	331	1,313	—	—	—	1,644
Increase in insurance reserves	—	1,837	—	—	—	1,837
Landlord Contributions	—	—	8,590	—	—	8,590
Changes in operating assets and liabilities	(93)	4,314	—	—	—	4,221
Other	(17,601)	45,500	(89,036)	(2,136)	51,641	(11,632)

Total adjustments	(1,858)	57,415	(43,947)	(1,764)	51,641	61,487

Net cash provided by operating activities	(89)	67,208	(2,645)	(1,218)	—	63,256
Net cash used in investing activities	—	(66,338)	—	—	—	(66,338)
Net cash provided by financing activities	(184)	(2,936)	—	—	—	(3,120)
Net increase (decrease) in cash and cash equivalents	(273)	(2,066)	(2,645)	(1,218)	—	(6,202)
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$1	$1,359	$48,682	$1,262	$—	$51,304

KALORAMA SPORTS
MANAGEMENT ASSOCIATES
AND SUBSIDIARY
DECEMBER 31, 2005, 2004 AND 2003

Page

Independent Auditors’ Report	F-37
Financial Statements:
Consolidated Balance Sheets	F-38
Consolidated Statements of Income and Expenses	F-39
Consolidated Statements of Partners’ Capital	F-40
Consolidated Statements of Cash Flows	F-41
Notes to Consolidated Financial Statements	F-42 — 45

INDEPENDENT AUDITORS’ REPORT
Partners
Kalorama Sports Management Associates
Washington, D.C.
      We have audited the accompanying consolidated balance sheets of Kalorama Sports Management Associates (A Limited Partnership) and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income and expenses, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kalorama Sports Management Associates and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
January 28, 2006

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands of
	dollars)
ASSETS
CURRENT ASSETS:
Accounts receivable	$142	$163
Inventory	1	4
Prepaid expenses and other	31	33
Deposits and other	—	20

TOTAL CURRENT ASSETS	174	220

PROPERTY, PLANT AND EQUIPMENT	158	255

OTHER ASSETS:
Prepaid rent	11	12
Deferred member costs	73	99
Deferred tax benefit	105	64
Deposits and other deferred charges	57	28

TOTAL OTHER ASSETS	246	203

TOTAL ASSETS	$578	$678

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Bank overdraft	$6	$9
Accounts payable and accrued expenses	249	259
Deferred revenue	195	194
Deferred lease benefit	—	21

TOTAL CURRENT LIABILITIES	450	483

OTHER LIABILITIES:
Deferred revenue	42	32
Deferred lease benefit	300	—

TOTAL OTHER LIABILITIES	342	32

TOTAL LIABILITIES	792	515
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL	(214)	163

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$578	$678

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES

	For the Years Ended
	December 31,

	2005	2004	2003

	(In thousands of dollars)
INCOME:
Membership and facility fees	$3,508	$3,527	$3,634
Pro shop sales	8	15	23
Advertising and other income	10	18	4

TOTAL INCOME	3,526	3,560	3,661

EXPENSES:
Personnel and related costs	779	794	857
Occupancy	683	410	384
Other operating expenses	367	377	340
Depreciation and amortization	156	319	323
Advertising	84	94	108
Cost of sales — pro shop	6	3	12

TOTAL EXPENSES	2,075	1,997	2,024

NET INCOME BEFORE INCOME TAXES	1,451	1,563	1,637
State income taxes	(78)	(104)	(111)

NET INCOME	$1,373	$1,459	$1,526

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

				General
				Partners
				and
		Class I	Class II	Class III
		Limited	Limited	Limited
	Totals	Partners	Partners	Partners

	(In thousands of dollars)
BALANCE
DECEMBER 31, 2002	$428	$8	$372	$48
NET INCOME	1,526	175	266	1,085
DISTRIBUTIONS	(1,700)	(192)	(293)	(1,215)

BALANCE
DECEMBER 31, 2003	254	(9)	345	(82)
NET INCOME	1,459	169	256	1,034
DISTRIBUTIONS	(1,550)	(178)	(269)	(1,103)

BALANCE
DECEMBER 31, 2004	163	(18)	332	(151)
NET INCOME	1,373	160	243	970
DISTRIBUTIONS	(1,750)	(198)	(300)	(1,252)

BALANCE
DECEMBER 31, 2005	$(214)	$(56)	$275	$(433)

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from members and guests	$3,572	$3,480	$3,690
Cash paid to suppliers and employees	(1,686)	(1,757)	(1,770)
Interest received	1	1	3
Income taxes paid	(76)	(102)	(139)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,811	1,622	1,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58)	(63)	(104)
Proceeds from sale of fixed assets	—	5	—

NET CASH USED IN INVESTING ACTIVITIES	(58)	(58)	(104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,750)	(1,550)	(1,700)
Change in bank overdraft	(3)	(14)	20

NET CASH USED IN FINANCING ACTIVITIES	(1,753)	(1,564)	(1,680)

NET INCREASE IN CASH	—	—	—
CASH, BEGINNING OF YEAR	—	—	—

CASH, END OF YEAR	$—	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,373	$1,459	$1,526
Adjustments:
Depreciation and amortization	156	319	323
Loss on disposal of assets	—	1	—
Changes in assets and liabilities:
Accounts receivable	21	(111)	21
Inventory, prepaid expenses and other	5	4	(25)
Deposits and other deferred charges	(9)	(1)	—
Deferred member costs	26	33	11
Deferred tax benefit	(41)	(15)	—
Accounts payable and accrued expenses	(10)	(7)	31
Deferred liabilities	290	(60)	(103)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,811	$1,622	$1,784

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(amounts in thousands of dollars)

Note 1.	Organization and Significant Accounting Policies
      Organization — Kalorama Sports Management Associates (the Partnership) was organized as a limited partnership during the years 1989 and 1990 for the purpose of operating a multi-recreational health and fitness facility in Washington, D.C. Operations of the facility commenced in February 1991.
      The capital structure of the Partnership consists of General Partners, Class I Limited Partners, Class II Limited Partners, and Class III Limited Partners. The General Partners have exclusive charge and control over the management and operation of the business and property of the Partnership.
      The Partnership owns a substantial and controlling interest in its subsidiary Kalorama Down Under, LLC (a limited liability company). This subsidiary was formed to build and own a health and fitness club. As of December 31, 2005 this club had not been constructed and management was negotiating to terminate or restructure its lease at that site (Note 5).
      Principles of Consolidation — The consolidated financial statements include the accounts of the Partnership and its subsidiary. All material intercompany accounts and transactions have been eliminated.
      Accounting Method — The Partnership uses the accrual method of accounting for both financial and income tax reporting purposes. Under this method, revenue is recognized when earned and expenses are recognized when incurred.
      Cash and Cash Equivalents — For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
      Accounts Receivable — Accounts receivable are net of an allowance for uncollectible accounts. The allowance for uncollectible accounts at December 31, 2005 and 2004 was $15 and $19, respectively.
      Inventory — The inventory of athletic equipment and supplies is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method.
      Property, Plant and Equipment — The operational facility is located at 1825 and 1875 Connecticut Avenue, N.W., Washington, D.C. and is housed in leased premises (Note 5) which have been renovated. The leasehold improvements are recorded at cost of construction and are being amortized over the lease term. The equipment and fixtures are recorded at cost and are being depreciated using accelerated methods over predetermined lives of five to seven years.
      Revenue Recognition — In addition to monthly dues, the Partnership receives a one-time initiation fee, and, in certain cases, an annual fee from its members. The initiation fees are recognized on a pro rata basis over a two-year period commencing concurrently with the start of the membership period, as are the related costs. The annual fees are recognized on a pro rata basis over a twelve-month period commencing concurrently with the start of the membership period. In this connection, the Partnership is required to maintain a $50 surety bond pursuant to District of Columbia law.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Reclassifications — Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Concentration of Credit Risk
      Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash deposits with commercial banks. The Partnership’s cash management policies limit its exposure to concentrations of credit risk by maintaining cash accounts at financial institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Cash deposits may, however, exceed the FDIC insurable limits of $100 at times throughout the year. Management does not consider this a significant concentration of credit risk.

Note 3.	Property, Plant and Equipment
      Fixed assets consist of the following:

	December 31,

	2005	2004

Leasehold improvements	$1,792	$1,777
Equipment and fixtures	979	954

Totals	$2,771	$2,731
Less; Accumulated depreciation and amortization	2,613	2,476

Totals	$158	$255

      Depreciation and amortization expense was $156, $319 and $323 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 4.	Income Taxes
      Pursuant to the Internal Revenue Code, all income and losses generated by the Partnership flow directly to the Partners and are reported separately on each partner’s individual income tax return. Accordingly, no provision for federal income taxes has been provided. The District of Columbia requires the filing of an Unincorporated Business Franchise Tax Return, which assesses tax on the taxable income earned in its jurisdiction. The 2005, 2004 and 2003 provision for Unincorporated Business Franchise Taxes has been included in the accompanying statements.
      The components of income taxes at December 31 are as follows:

	2005	2004	2003

Current	$120	$119	$128
Deferred	(42)	(15)	(17)

Totals	$78	$104	$111

      The Partnership’s total deferred tax assets, deferred tax liabilities, and deferred tax allowances at December 31, were as follows:

	2005	2004

Deferred tax assets	$110	$71
Less, valuation allowance	—	—

Totals	$110	$71
Deferred tax liabilities	(5)	(7)

Totals	$105	$64

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These amounts are included in the accompanying financial statements under other assets.
      Rent concessions granted to the Partnership as described in Note 5 are being recognized for financial statement purposes over the life of the sublease. For income tax purposes, rent expense will be recognized as payments are made under the payment schedule contained in the sublease agreement. Depreciation methods used for tax purposes differ from those used under U.S. Generally Accepted Accounting Principles.

Note 5.	Commitments and Contingencies
      The Partnership operates under a long-term sublease agreement for its facility. On April 18, 2005, the Partnership agreed to a lease extension for an additional fifteen years, commencing on April 20, 2005 and ending on April 30, 2020. Under the lease extension, the partnership is leasing 32,838 square feet, an additional 11,886 square feet more than was leased under the previous lease agreements. The terms of the lease agreement provide the Partnership with rent abatement of five months on the portion of the space totaling 21,101 square feet and rent abatement of three months on the remaining space. The rent abatement and payment concessions are being amortized on a straight-line basis over the term of the sublease.
      Monthly rent under the terms of the agreement is approximately $45 for the first year of the lease, increasing approximately 2% each year for the remainder of the lease. In addition, the Partnership bears the cost of its proportionate share of all utility charges imposed upon the building.
      As part of the new lease agreement the landlord agreed to provide a build out allowance of approximately $163 to cover the costs associated with improving the new and existing space. The lease agreement also provides the Partnership with an option to renew the existing lease agreement for an additional five-year period.
      Rent expense, including common area maintenance, was $579, $300 and $287 for the years ended December 31, 2005, 2004, and 2003, respectively. In accordance with accounting principles generally accepted in the United States of America, the Partnership records monthly rent expense equal to the total of the payments due over the lease term, divided by the total number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to the deferred lease benefit, which is reflected as a separate line item in the accompanying consolidated balance sheets. The deferred lease benefit at December 31, 2005 and 2004 was $300 and $21, respectively.
      At December 31, 2005, future minimum annual rents under subleases for the operating facility are as follows, exclusive of Kalorama Down Under’s liability described above:

Year	Amount

2006	$551
2007	564
2008	576
2009	590
2010	627
Thereafter	6,868

Total	$9,776

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

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sublease required the payment of utility charges, and it also provided for two five-year renewal options, not to exceed the underlying lease expiration date of October 24, 2013.
      During 1997, because of problems of the developer in completing improvements and delivering the leased space, the construction costs associated with the space, which totaled approximately $106, were charged to earnings since it was anticipated the space would never be occupied. At that time, a determination was made to begin negotiations regarding the early termination or possible restructuring of this lease.
      As a result of the continuing difficulties of the developer, during the year ended December 31, 2000, Kalorama Down Under, LLC ceased making payments of rent in anticipation of negotiating a settlement. In 2002, it adjusted its accrued lease liability to $150 representing its estimate of any amount which might be due.

Note 6.	Related Party Transactions
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
      The Partnership had outstanding net receivables at December 31, 2005 and 2004 of $46 and $100, respectively, from related parties. These amounts arise from the allocation of certain costs among clubs operating in the Washington, D.C. area that are managed, affiliated with, or owned by Town Sports International, Inc. The centralization of certain management functions is aimed at achieving economies of scale.

Note 7.	Partners’ Allocations
      Partnership net income and distributions are allocated as follows: the first $150 is allocated twenty-five percent to Class I Limited Partners, forty percent to Class II Limited Partners, and thirty-five percent to General and Class III Limited Partners. Any amounts above $150 are allocated ten percent to Class I Limited Partners, fifteen percent to Class II Limited Partners, and seventy-five percent to General and Class III Limited Partners in proportion to their respective percentage of partnership interest.