Form 10-Q
period 2006-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2006-05-15
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in “accelerated filer and large accelerated filer” Exchange Act Rule 12b-2).

     ☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes     ☑ No

As of May 12, 2006 there were 1,309,043 shares of Class A Common Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2006

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006	2
b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss for the three months ended March 31, 2005 and 2006	3
c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2006	4
d) Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1a. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES
Section 302 certification	24
Section 302 certification	24
Section 906 certification	24
Section 906 certification	24
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and March 31, 2006
(All figures $’000s, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$51,304	$69,724
Accounts receivable (less allowance for doubtful accounts of $1,984 and $1,844 as of December 31, 2005 and March 31, 2006, respectively)	7,103	7,575
Inventory	421	492
Prepaid corporate income taxes	4,518	—
Prepaid expenses and other current assets	13,907	12,616

Total current assets	77,253	90,407
Fixed assets, net	253,131	250,044
Goodwill	49,974	49,981
Intangible assets, net	741	569
Deferred tax asset, net	24,378	26,693
Deferred membership costs	11,522	13,743
Other assets	16,772	14,561

Total assets	$433,771	$445,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,267	$1,189
Accounts payable	8,333	5,054
Accrued expenses and corporate income taxes payable	31,620	29,040
Accrued interest	5,267	11,360
Deferred revenue	33,028	37,466

Total current liabilities	79,515	84,109
Long-term debt	409,895	413,788
Deferred lease liabilities	48,898	48,906
Deferred revenue	2,905	7,955
Other liabilities	8,241	7,008

Total liabilities	549,454	561,766
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 1,309,123 shares at December 31, 2004 and March 31, 2006	1	1
Paid-in capital	(113,588)	(114,053)
Unearned compensation	(509)	—
Accumulated other comprehensive income (currency translation adjustment)	386	392
Accumulated deficit	(1,973)	(2,108)

Total stockholders’ deficit	(115,683)	(115,768)

Total liabilities and stockholders’ deficit	$433,771	$445,998

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2006
(All figures $’000s)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006

Revenues:
Club operations	$92,830	$102,923
Fees and other	1,016	1,104

	93,846	104,027

Operating expenses:
Payroll and related	36,396	40,897
Club operating	31,449	34,470
General and administrative	6,677	7,861
Depreciation and amortization	9,739	10,386

	84,261	93,614

Operating income	9,585	10,413
Interest expense	10,119	10,687
Interest income	(369)	(725)
Equity in the earnings of investees and rental income	(470)	(433)

Income before provision for corporate income taxes	305	884
Provision for corporate income taxes	126	1,019

Net income (loss)	$179	$(135)

STATEMENTS OF COMPREHENSIVE LOSS
Net income (loss)	$179	$(135)
Foreign currency translation adjustments	(185)	6

Comprehensive loss	$(6)	$(129)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2006
(All figures $’000s)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$179	$(135)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,739	10,386
Noncash interest expense	3,707	4,126
Amortization of debt issuance costs	408	417
Noncash rental expense, net of noncash rental income	190	(19)
Compensation expense in connection with stock options	15	43
Net changes in certain operating assets and liabilities	13,734	22,331
Increase in deferred tax asset	(3,500)	(2,315)
Increase in deferred membership costs	(700)	(2,221)
Landlord contributions	786	1,610
Increase in reserve for self-insured liability claims	466	495
Other	(173)	22

Total adjustments	24,672	34,875

Net cash provided by operating activities	24,851	34,740

Cash flows from investing activities:
Capital expenditures	(10,190)	(15,023)

Net cash used in investing activities	(10,190)	(15,023)

Cash flows from financing activities:
Change in book overdraft	—	(986)
Repayments of borrowings	(205)	(311)
Repurchase of common stock	(184)	—

Net cash used in financing activities	(389)	(1,297)

Net increase in cash and cash equivalents	14,272	18,420
Cash and cash equivalents at beginning of period	57,506	51,304

Cash and cash equivalents at end of period	$71,778	$69,724

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,542)	$(2,083)
(Increase) decrease in inventory	81	(71)
Decrease in prepaid expenses, prepaid income taxes, and other current assets	975	4,887
Increase in accounts payable, accrued expenses and accrued interest	7,296	10,110
Increase in deferred revenue	6,924	9,488

Net changes in certain operating assets and liabilities	$13,734	$22,331

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s)
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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2005 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

2.	Long-Term Debt and Capital Lease Obligations

	December 31,	March 31,
	2005	2006
	($000s)	($000s)

Senior Notes 9 5/8%, due 2011	$255,000	$255,000
Senior Discount Notes 11.0%, due 2014	153,077	157,203
Notes payable for acquired businesses	3,085	2,774

	411,162	414,977
Less, Current portion due within one year	1,267	1,189

Long-term portion	$409,895	$413,788

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All figures $’000s)

The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 3.00:1.00 during 2006 and a maximum permitted total leverage ratio of 3.50 to 1.00 from December 31, 2005 through September 29, 2006 and 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage and leverage ratios were 3.6 to 1.00 and 3.0 to 1.00 respectively as of March 31, 2006. As of March 31, 2006 the company is in compliance with its debt covenants and given the Company’s operating plans and expected performance for 2006, the Company expects it will continue to be in compliance with its covenants. These covenants may limit TSI’s ability to incur additional debt. As of March 31, 2006, permitted borrowing capacity was not restricted by the covenants. Loans under the Senior Credit Facility at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at March 31, 2006 and outstanding letters of credit issued totaled $7,886. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of March 31, 2006 was $42,114.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding five years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Also, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

At March 31, 2006, the Company has 88,366 stock options outstanding under its 2004 Stock Option Plan. The total compensation expense related to this plan was $43 for the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price that was less than the fair value of the Company’s stock. Any resulting compensation expense was recognized ratably over the associated service period.

As a result of adopting SFAS 123R, the Company recorded $43 of stock based compensation expense for the three months ended March 31, 2006. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All figures $’000s)

The pro forma table below reflects net earnings for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Three Months Ended,
March 31, 2005
($000’s)

Net loss, as reported	$179
Add: Stock-based compensation included in reported net earnings, net of related tax effects	9
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(28)

Pro forma net earnings	$160

During the first quarter of 2005 and 2006, the Company did not issue stock options under the 2004 Stock Option Plan. Options granted under the Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date.

Below is a summary of the options outstanding at March 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	($000s)

Outstanding at March 31, 2006	88,366	$86.26	6.5	$4,913
Vested at March 31, 2006	23,268	104.41	5.8	888
Exercisable at March 31, 2006	23,268	$104.41	5.8	$888

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2006, $865 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 7 years.

4.  Corporate Income Taxes

The Company recorded an income tax provision of $1,019 in the quarter ended March 31, 2006 compared to $126 in the quarter ended March 31, 2005. In the quarter ended March 31, 2006, a discrete income tax charge totaling $657 was recorded to reflect a reduction in state deferred tax assets that we believe are not more likely than not to be realized assuming upon the completion of our planned initial public offering.

5.	Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names, New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

In each of the quarters ended March 31, 2005 and 2006, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All figures $’000s)

goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2005 and 2006 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required.

The change in the carrying amount of goodwill from December 31, 2005 through March 31, 2006 is as follows:

Balance as of December 31, 2005	$49,974
Changes due to foreign currency exchange rate fluctuations	7

Balance as of March 31, 2006	$49,981

	As of December 31, 2005
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
		($000s)

Membership lists	$11,450	$(10,939)	$511
Covenants-not-to-compete	1,151	(949)	202
Beneficial lease	223	(195)	28

	$12,824	$(12,083)	$741

	As of March 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
		($000s)

Membership lists	$11,450	$(11,095)	$355
Covenants-not-to-compete	1,151	(963)	188
Beneficial lease	223	(197)	26

	$12,824	$(12,255)	$569

The amortization expense of the above-acquired intangible assets for each of the four years ended December 31, 2009 is as follows:

Aggregate Amortization Expenses for the year ended December 31, ($000s)

2006	$521
2007	120
2008	64
2009	36

$741

Amortization expense for the three months ended March 31, 2005 and 2006 amounted to $116 and $172, respectively.

6.	Commitments and Contingencies

On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that the Company violated various provisions of the New York State Labor Law with respect to the payment of wages to certain New York-based personal trainers and Assistant Fitness Managers. The lawsuit is stayed upon

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All figures $’000s)

agreement of the parties pending mediation. Plaintiffs recently submitted to the Company a proposed Second Amended Complaint which seeks to add to the class all New York hourly employees. TSI has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of this action, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three months ended March 31, 2005 and 2006 are as follows:

	Three Months Ended
	March 31,
	2005	2006
	($’000s)

Revenue	$889	$906
Income from operations	412	367
Net income	391	347

8.	Subsequent Events

On April 6, 2006, TSI Holdings filed Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-126428) with the SEC, in connection with its proposed underwritten initial public offering of common stock (the “Common Stock Offering”). In connection with the Common Stock Offering, the Company intends to exercise its Common Stock Offering claw back right for 35% of its outstanding Senior Discount Notes.

On May 4, 2006, TSI commenced a tender offer for up to $85,000 aggregate principal amount of TSI’s Senior Notes. The tender offer expires on June 1, 2006, unless extended or earlier terminated by TSI. TSI expects to pay the tender offer consideration and the related costs and expenses with a portion of the net proceeds of the Common Stock Offering that are to be contributed to TSI by TSI Holdings, and TSI’s available cash. Assuming $85,000 aggregate principal amount of Senior Notes are purchased on June 2, 2006 for the total consideration provided for in the tender offer, the total amount of funds required to complete the tender offer and to pay all costs and expenses and accrued interest on the Senior Notes is estimated to be approximately $93,100.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All figures $’000s)

In connection with the tender offer, TSI obtained consents from the requisite number of holders to amend certain covenants contained in the indenture governing the Senior Notes regarding reports to holders and the ability of TSI to convert from a corporation to a limited liability company, and a related waiver. The amendments became effective by a supplemental indenture, dated as of May 12, 2006.

9.	Guarantors

In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. TSI Holdings and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, TSI’s foreign subsidiary has not provided guarantees for these Notes.

Except for TSI Holdings (TSI’s parent), each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and several. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2005, and March 31, 2006 and for the three months ended March 31, 2005 and 2006.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1	1,359	$48,682	$1,262	$—	$51,304
Accounts receivable, net	—	3,664	6,144	133	(2,838)	7,103
Inventory	—	—	395	26	—	421
Prepaid corporate income taxes	—	4,550	(32)	—	—	4,518
Inter-company receivable (payable)	1,137	(1,137)	—	—	—	—
Prepaid expenses and other current assets	—	5,425	10,195	(1,713)	—	13,907

Total current assets	1,138	13,861	65,384	(292)	(2,838)	77,253
Investment in subsidiary	18,941	253,702	—	—	(272,643)	—
Fixed assets, net	—	10,114	242,149	868	—	253,131
Goodwill	—	—	49,215	759	—	49,974
Intangible assets, net	—	—	741	—	—	741
Deferred tax assets, net	13,560	11,354	(492)	(44)	—	24,378
Deferred membership costs	—	94	11,428	—	—	11,522
Other assets	3,755	11,833	1,184	—	—	16,772

Total assets	$37,394	$300,958	$369,609	$1,291	$(275,481)	$433,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$—	$1,267	$—	$—	1,267
Accounts payable	—	(82)	8,415	—	—	8,333
Accrued expenses	—	13,364	17,864	392	—	31,620
Accrued interest	—	5,264	2,841	—	(2,838)	5,267
Deferred revenue	—	—	32,940	88	—	33,028

Total current liabilities	—	18,546	63,327	480	(2,838)	79,515
Long-term debt and capital lease obligations	153,077	255,000	1,818	—	—	409,895
Deferred lease liabilities	—	452	48,446	—	—	48,898
Deferred revenue	—	—	2,905	—	—	2,905
Other liabilities	—	8,019	222	—	—	8,241

Total liabilities	153,077	282,017	116,718	480	(2,838)	549,454

Stockholders’ deficit	(116,069)	18,941	252,881	435	(272,257)	(116,069)
Accumulated other comprehensive income	386	—	10	376	(386)	386

Total stockholders’ deficit	(115,683)	18,941	252,891	811	(272,643)	(115,683)

Total liabilities, redeemable preferred stock and Stockholders’ deficit:	$37,394	$300,958	$369,609	$1,291	$(275,481)	$433,771

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet
March 31, 2006
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$—	$536	$67,877	$1,311	$—	$69,724
Accounts receivable, net	—	3,095	4,245	235	—	7,575
Inventory	—	—	465	27	—	492
Prepaid corporate income taxes	—	—	—	—	—	—
Inter-company receivable (payable)	1,129	(1,129)	—	—	—	—
Prepaid expenses and other current assets	—	5,984	8,212	(1,580)	—	12,616

Total current assets	1,129	8,486	80,799	(7)	—	90,407
Investment in subsidiaries	21,222	265,475			(286,697)	—
Fixed assets, net	—	8,972	240,245	827	—	250,044
Goodwill	—	—	49,215	766	—	49,981
Intangible assets, net	—	—	569	—	—	569
Deferred tax assets, net	15,418	11,811	(491)	(45)	—	26,693
Deferred membership costs	—	78	13,665	—	—	13,743
Other assets	3,666	9,719	1,176	—	—	14,561

Total assets	$41,435	$304,541	$385,178	$1,541	$(286,697)	$445,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	—	—	1,189	—	—	1,189
Accounts payable	—	(1,505)	6,559	—	—	5,054
Accrued expenses	—	11,257	17,489	294	—	29,040
Accrued interest	—	11,357	3	—	—	11,360
Deferred revenue	—	—	37,378	88	—	37,466

Total current liabilities	—	21,109	62,618	382	—	84,109
Long-term debt	157,203	255,000	1,585	—	—	413,788
Deferred lease liabilities	—	412	48,494	—	—	48,906
Deferred revenue	—	—	7,955	—	—	7,955
Other liabilities	—	6,798	210	—	—	7,008

Total liabilities	157,203	283,319	120,862	382	—	561,766

Stockholders’ deficit
Common stockholders’ deficit	(116,160)	21,222	264,306	1,169	(286,697)	(116,160)
Accumulated other comprehensive income	392	—	10	(10)	—	392

Total stockholders’ deficit	(115,768)	21,222	264,316	1,159	(286,697)	(115,768)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$41,435	$304,541	$385,178	$1,541	$(286,697)	$445,998

Condensed Consolidating Statement of Operations
For three months ended March 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club operations	$—	$12	$91,542	$1,276	$—	$92,830
Fees and other	—	146	2,018	—	(1,148)	1,016

	—	158	93,560	1,276	(1,148)	93,846

Operating expenses:
Payroll and related	—	5,442	30,479	475	—	36,396
Club operating	—	346	31,810	301	(1,008)	31,449
General and administrative	13	431	6,264	109	(140)	6,677
Depreciation and amortization	—	1,137	8,498	104	—	9,739

	13	7,356	77,051	989	(1,148)	84,261

Operating income (loss)	(13)	(7,198)	16,509	287	—	9,585
Interest expense	3,787	6,333	89	—	(90)	10,119
Interest income	(1)	(457)	(1)	—	90	(369)
Equity in the earnings of investees and rental income	—	(268)	(202)	—	—	(470)

Income (loss) from operations before provision
For corporate income taxes	(3,799)	(12,806)	16,623	287	—	305
Provision for corporate income taxes	(1,637)	(5,224)	6,906	81	—	126
Equity earnings from subsidiaries	2,341	9,923	—	—	(12,264)	—

Net income (loss)	$179	$2,341	$9,717	$206	$(12,264)	$179

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For three months ended March 31, 2006
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club operations	$—	$—	$101,673	$1,250	$—	$102,923
Fees and other	—	261	843	—	—	1,104

	—	261	102,516	1,250	—	104,027
Operating expenses:
Payroll and related	—	8,043	32,372	482	—	40,897
Club operating	—	438	33,724	308	—	34,470
General and administrative	—	1,420	6,302	139	—	7,861
Depreciation and amortization	—	1,281	9,010	95	—	10,386

	—	11,182	81,408	1,024	—	93,614

Operating income (loss)	—	(10,921)	21,108	226	—	10,413
Interest expense	4,224	5,267	1,196	—	—	10,687
Interest income	—	(725)	—	—	—	(725)
Equity in the earnings on investees and rental income	—	(261)	(172)	—	—	(433)

Income (loss) from operations before provision for corporate income taxes	(4,224)	(15,202)	20,084	226	—	884
Provision (benefit) for corporate income taxes	(1,858)	(4,554)	7,431	—	—	1,019
Equity earnings from subsidiaries	2,231	12,879	—	—	(15,110)	—

Net income (loss)	$(135)	$2,231	$12,653	$226	$(15,110)	$(135)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating State of Cash Flows
For three months ended March 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$179	$2,341	$9,717	$206	$(12,264)	$179

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,137	8,498	104	—	9,739
Compensation expense in connection with stock options	—	15	—	—	—	15
Noncash rental expense, net of noncash rental income	—	(40)	230	—	—	190
Noncash interest expense	3,707	—	—	—	—	3,707
Amortization of debt issuance costs	80	328	—	—	—	408
Changes in operating assets and liabilities	(1,624)	3,336	8,979	(370)	(1)	10,320
Other	(2,350)	(9,465)	22	(179)	12,265	293

Total adjustments	(187)	(4,689)	17,729	(445)	12,264	24,672

Net cash provided by (used in) operating activities	(8)	(2,348)	27,446	(239)	—	24,851

Net cash (used in) provided by investing activities	—	(468)	(9,832)	110	—	(10,190)

Net cash provided by (used in) financing activities	(27)	(280)	(82)	—	—	(389)

Net increase (decrease) in cash and cash equivalents	(35)	(3,096)	17,532	(129)	—	14,272
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$239	$329	$68,859	$2,351	$—	$71,778

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For three months ended March 31, 2006
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(135)	$2,231	$12,653	$226	$(15,110)	$(135)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,281	9,010	95	—	10,386
Goodwill impairment write-off and club closure costs	—	—	—	—	—	—
Compensation expense in connection with stock options	—	43	—	—	—	43
Noncash rental expense, net of noncash rental income	—	(40)	21	—	—	(19)
Noncash interest expense	4,126	—	—	—	—	4,126
Amortization of debt issuance costs	89	328	—	—	—	417
Increase in Insurance Reserve	—	495	—	—	—	495
Landlord Contributions	—	(5)	1,615	—	—	1,610
Changes in operating assets and liabilities	8	22,323	—	—	—	22,331
Other	(4,089)	(11,159)	(4,104)	(272)	15,110	(4,514)

Total adjustments	134	13,266	6,542	(177)	15,110	34,875

Net cash provided by operating activities	(1)	15,497	19,195	49	—	34,740

Net cash used in investing activities	—	(15,023)	—	—	—	(15,023)

Net cash provided by financing activities	—	(1,297)	—	—	—	(1,297)

Net increase (decrease) in cash and cash equivalents	(1)	(823)	19,195	49	—	18,420
Cash and cash equivalents at beginning of period	1	1,359	48,682	1,262	—	51,304

Cash and cash equivalents at end of period	$—	$536	$67,877	$1,311	$—	$69,724

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2006, we operated 145 clubs that collectively served approximately 438,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

Each club facility is subject to a long-term facility lease with a third-party landlord, with the exception of our East 86th Street, New York City location, where we own the underlying real estate. Our principal capital investment is thus in the facility improvements and equipment and furnishings of each facility.

Our goal is to develop the premier health club network in each of the major metropolitan regions in which we operate. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. We have developed these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of March 31, 2006, approximately 43% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

Clustering of clubs also affords us significant additional benefits, including:

•	Providing our members access to an extensive network of locations;

•	Lower capital investment overall, by locating special facilities, such as pools, racquet sports, etc. at selected clubs only;

•	More cost-effective regional management and control;

•	Allocating certain costs, such as advertising, in a focused region over multiple locations; and

•	Strengthening brand awareness.

We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Clubs (“NYSC”) trade name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 97 clubs under the NYSC name within a 75 mile radius of New York City. We operate 20 clubs in the Boston region and 19 clubs in the Washington, DC region under our Boston Sports Clubs (“BSC”) and Washington Sports Clubs (“WSC”) trade names, respectively, and are establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Clubs (“PSC”) trade name. In addition, we operate three clubs in Switzerland. We employ localized trade names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

We consider that we have two principal sources of revenue:

•	Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 81.7% of our total revenue for the three months ended March 31, 2006. We recognize revenue from membership dues in the month when the services are rendered. Approximately 93% of our members pay their monthly dues by Electronic Funds Transfer, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. Prior to January 1, 2006 the expected average life of a membership was 24 months. Effective January 1, 2006 we have revised this estimate to 30 months based on more favorable membership attrition trends.

•	For the three months ended March 31, 2006, we generated 11.8% of our revenue from personal training and 5.4% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.

The balance of our revenue (approximately 1.1% for the three months ended March 31, 2006) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not wholly own and sell in-club advertising and sponsorships. We refer to this as Fees and Other revenue.

Revenue (in $’000s) is comprised of the following:

	Three Months
	Ended
	March 31,
	2005	2006

Membership dues	$74,577	$83,139
Initiation fees	3,078	1,932
Personal training revenue	10,380	12,267
Other ancillary club revenue	4,795	5,585

Total club revenue	92,830	102,923
Fees and other	1,016	1,104

Total revenue	$93,846	$104,027

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

Historical Club Growth

The following table sets forth our club growth during each of the quarters in 2005 and the first quarter of 2006.

	2005					2006
	Q1	Q2	Q3	Q4	Total	Q1

Clubs at beginning of period	137	140	140	140	137	141
New clubs opened	3	—	1	1	5	5
Acquired clubs	—	1	1	—	2	—
Clubs closed and merged into new clubs	—	(1)	(1)	—	(2)	(1)
Club closed for renovation and expansion	—	—	(1)	—	(1)	—

	140	140	140	141	141	145

Number of partly-owned clubs included at the end of the period(a)	2	2	2	2	2	2

(a)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2005 and March 31, 2006 we managed five university-owned clubs in which we did not have an equity interest.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months
	Ended
	March 31,
	2005	2006

Revenue	100.0%	100.0%

Operating expenses
Payroll and related	38.8	39.3
Club operating	33.5	33.1
General and administrative	7.1	7.6
Depreciation and amortization	10.4	10.0
Operating income	10.2	10.0
Interest expense	10.8	10.3
Interest income	(0.4)	(0.7)
Equity in the earnings of investees and rental income	(0.5)	(0.4)

Income before provision for corporate income taxes	0.3	0.8
Provision for corporate income taxes	0.1	0.9

Net income (loss)	0.2	(0.1)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues.  Revenues increased $10.2 million, or 10.8%, to $104.0 million during the quarter ended March 31, 2006 from $93.8 million in the quarter ended March 31, 2005. Revenues increased during the quarter by $5.2 million, or 5.9%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). During the quarter, revenue increased $6.9 million at the 17 clubs opened or acquired subsequent to March 31, 2004. These increases in revenue were offset by a $2.0 million revenue decrease related to the three clubs that were closed and relocated subsequent to March 31, 2005.

Same club revenue increased 7.6% during the three months ended March 31, 2006 when compared to the same period of the prior year. This increase in same club revenue is due to a 4.9% increase in membership, a 2.0% increase in price and a 1.9% increase in ancillary revenue, offset by a 1.2% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fees revenue recognized because a longer amortization period is being applied. This resulted in a $1.3 million decrease in initiation fee revenue recognized when compared to the same period in the prior year.

Operating Expenses.  Operating expenses increased $9.2 million, or 10.9%, to $93.5 million in the quarter ended March 31, 2006, from $84.3 million in the quarter ended March 31, 2005. The increase was due to the following factors:

Payroll and related expenses increased by $4.5 million, or 12.4%, to $40.9 million in the quarter ended March 31, 2006, from $36.4 million in the quarter ended March 31, 2005. This increase was attributable to a 3.6% increase in the total months of club operation from 411 to 426 as well as the following:

•	During the first quarter of 2006 our Chairman and certain executives agreed to severance packages totaling an estimated $1.6 million. The total cost of these severance packages was recorded in the quarter ended March 31, 2006 while no such costs were incurred in the same period of the prior year.

•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $1.3 million or 18.5%, due to an increase in demand for these programs.

•	Offsetting these aforementioned increases in the quarter ended March 31, 2006 was a decrease in amortization of deferred sales related payroll costs. The increase in the estimated average-life of our memberships form 24 months to 30 months resulted in a $1.0 million reduction in amortization of deferred sales related payroll costs in the first quarter of 2006 compared to the first quarter of 2005.

Club operating expenses increased by $3.0 million, or 9.6%, to $34.5 million in the quarter ended March 31, 2006, from $31.5 million in the quarter ended March 31, 2005. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $2.3 million. Rent and occupancy costs at clubs that have opened since January 1, 2005, or that are currently under construction, increased $1.6 million. Also, during the quarter ended March 31, 2006 we closed a club, and merged the membership base at this club into one of our newly opened clubs that opened nearby. This resulted in a $225,000 lease termination expense. The remaining $378,000 increase in rent and occupancy expenses relates to the clubs that were open prior to January 1, 2005.

•	Utility costs increased $1.5 million. We saw a $350,000 increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.

•	These increases in club operating expenses were partially offset by a $590,000 decrease in marketing and advertising costs. We ran a marketing campaign in the first quarter of 2005 and did not schedule a similar program in this first quarter of 2006.

General and administrative expenses increased $1.2 million or 17.7% to $7.9 million in the quarter ended March 31, 2006 from $6.7 million in the quarter ended March 31, 2005. In the quarter ended March 31, 2006 we incurred $569,000 in costs related to the examination of strategic and financing alternatives while no such costs were recorded in the quarter ended March 31, 2005.

Depreciation and amortization increased by $647,000, or 6.6%, to $10.4 million in the quarter ended March 31, 2006, from $9.7 million in the quarter ended March 31, 2005 principally due to new and expanded clubs.

Interest Expense.  Interest expense increased $568,000 to $10.7 million during the quarter ended March 31, 2006 from $10.1 million in the quarter ended March 31, 2005. This increase is due to the accretion of the Discount Notes issued in February 2004.

Interest Income.  Interest income increased $356,000 to $725,000 in the quarter ended March 31, 2006 from $369,000 in the quarter ended March 31, 2005 due to increases in the rate of interest earned on invested cash.

Provision for Income Tax.  We have recorded an income tax provision of $1.0 million in the quarter ended March 31, 2006 compared to $126,000 in the quarter ended March 31, 2005. In the quarter ended March 31, 2006, a discrete income tax charge totaling $657,000 was recorded to reflect a reduction in state deferred tax assets that we believe are not more likely than not to be realized upon the completion of our planned initial public offering.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2006 was $34.7 million compared to $24.9 million during the three months ended March 31, 2005. Net cash flows from operations have increased due to the increase in operating income excluding the effects of accreted interest expense and depreciation and amortization. Net changes in operating assets and liabilities, including the increase in deferred revenue, and a decrease in prepaid corporate income taxes, have further contributed to the increase in cash flows from operations. In the first quarter of 2006 we received a federal income tax refund of $3.6 million. This was the primary reason for the decrease in prepaid corporate income taxes during the quarter ended March 31, 2006.

Excluding the effects of cash and cash equivalent balances, we normally operate with a working capital deficit because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 30-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which are deferred over 30 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to finance this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.

Investing Activities.  We invested $15.0 million and $10.2 million in capital expenditures during the three months ended March 31, 2006 and 2005, respectively. For the year ended December 31, 2006, we estimate we will invest $63.6 million in capital expenditures which includes $15.5 million to continue to upgrade existing clubs and $3.3 million to enhance our management information systems. The remainder of our 2006 capital expenditures will be committed to build or acquire clubs. These expenditures will be funded by cash flow provided by operations and available cash on hand.

Financing Activities.  Net cash used in financing activities was $1.3 million for the three months ended March 31, 2006 compared to $389,000 in 2005.

As of March 31, 2006, our total consolidated debt was $415.0 million. This substantial amount of debt could have significant consequences, including:

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

As of March 31, 2006, TSI had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.

The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 3.00:1.00 during 2006, and a maximum permitted total leverage ratio of 3.50:1.00 from December 30, 2005 through September 29, 2006 and 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage and leverage ratios were 3.6 to 1.00 and 3.0 to 1.00 respectively as of March 31, 2006. Given the Company’s operating plans and expected performance for 2006, the Company expects it will continue to be in compliance with its covenants. These covenants limit TSI’s ability to incur additional debt. As of March 31, 2006, permitted borrowing capacity was not restricted by the covenants. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at March 31, 2006 and outstanding letters of credit issued totaled $7.9 million. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of March 31, 2006 was $42.1 million. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.

As of March 31, 2006, we had $69.7 million of cash and cash equivalents.

Our common stock is currently not publicly traded and therefore our ability to raise equity financing is not as readily available as it is for companies that have publicly traded common stock.

We believe that we have or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2007. Any material acceleration or expansion of our plans through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2007. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. See also, Subsequent Events below.

Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

The aggregate long-term debt, capital lease, and operating lease obligations as of March 31, 2006 were as follows:

	Payments Due by Period (in $’000)
		Less Than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-Term Debt(1)	$1,126,844	$25,732	$50,673	$95,948	$954,491
Operating Lease Obligations(2)	730,374	62,315	126,524	118,895	422,640

Total Contractual Cash Obligations	$1,857,218	$88,047	$177,197	$214,843	$1,377,131

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

Subsequent Events

On April 6, 2006, TSI Holdings filed Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-126428) with the SEC, in connection with its proposed underwritten initial public offering on common stock (the “Common Stock Offering”). In connection with the Common Stock Offering, the Company intends to exercise its Common Stock Offering claw back right for 35% of its outstanding Senior Discount Notes.

On May 4, 2006, TSI commenced a tender offer for up to $85.0 million aggregate principal amount of TSI’s Senior Notes. The tender offer expires on June 1, 2006, unless extended or earlier terminated by TSI. TSI expects to pay the tender offer consideration and the related costs and expenses with a portion of the net proceeds of the Common Stock Offering that are to be contributed to TSI by TSI Holdings, and TSI’s available cash. Assuming $85 million aggregate principal amount of Senior Notes are purchased on June 2, 2006 for the total consideration provided for in the tender offer, the total amount of funds required to complete the tender officer and to pay all costs and expenses and accrued interest on the Senior Notes is estimated to be approximately $93.1 million.

In connection with the tender offer, TSI obtained consents from the requisite number of holders to amend certain covenants contained in the indenture governing the Senior Notes regarding reports to holders and the ability of TSI to convert from a corporation to a limited liability company, and a related waiver. The amendments became effective by a supplemental indenture, dated as of May 12, 2006.

Forward-Looking Statements

Certain statements in this report on Form 10-Q of the Company for the three-month period ended March 31, 2006 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during the first fiscal quarter of 2006, our interest income from cash equivalents would have increased by approximately $162,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during this quarter.

For additional information concerning the terms of our fixed-rate debt see Note 6 to our December 31, 2005 financial statements filed with our Form 10-K.

Item 4.	Controls and Procedures.

(a) As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were reasonably designed and effective, reasonably ensuring that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that the Company violated various provisions of the New York State Labor Law with respect to the payment of wages to certain New York-based personal trainers and Assistant Fitness Managers. The lawsuit is stayed upon agreement of the parties pending mediation. Plaintiffs recently submitted to us a proposed Second Amended Complaint which seeks to add to the class all New York hourly employees. TSI has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of this action, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 1a.

Please refer to Part 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31,2005 for a complete description of the Company’s risk factors. There have been no material changes to the risk factors described in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By: /s/  Richard Pyle
Richard Pyle
Chief Financial Officer
(principal financial and accounting officer)

DATE: May 12, 2006

By:	/s/ Robert Giardina
Robert Giardina
Chief Executive Officer
(principal executive officer)

DATE:  May 12, 2006