Form 10-Q
period 2006-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2006-08-10
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from                            to                    .
Commission File Number 000-52013
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
☐ Large accelerated filer          ☐ Accelerated filer          ☑  Non-accelerated filer
      Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of August 10, 2006 there were 25,933,628 shares of Common Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	a) Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006	3
	b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and six months ended June, 2005 and 2006	4
	c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2006	5
	d) Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

SIGNATURES
Section 302 certification		34
Section 302 certification		35
Section 906 certification		36
Section 906 certification		37
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-3.5: AMENDED AND RESTATED BY-LAWS
EX-10.9.1: AMENDMENT NO. 2 TO THE REGISTRATION RIGHTS AGREEMENT
EX-10.26: AMENDMENT NO. 1 TO THE 2006 STOCK INCENTIVE PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and June 30, 2006
(All figures in $’000s, except share data)
(Unaudited)

	December 31,	June 30,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$51,304	$71,354
Accounts receivable (less allowance for doubtful accounts of $1,984 and $1,764 as of December 31, 2005 and June 30, 2006, respectively)	7,103	6,289
Inventory	421	546
Prepaid corporate income taxes	4,518	1,503
Prepaid expenses and other current assets	13,907	12,794

Total current assets	77,253	92,486
Fixed assets, net	253,131	256,968
Goodwill	49,974	50,024
Intangible assets, net	741	420
Deferred tax asset, net	24,378	28,160
Deferred membership costs	11,522	14,423
Other assets	16,772	13,527

Total assets	$433,771	$456,008

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$1,267	$58,857
Accounts payable	8,333	6,456
Accrued expense	31,620	33,178
Accrued interest	5,267	3,525
Deferred revenue	33,028	37,253

Total current liabilities	79,515	139,269
Long-term debt	409,895	274,960
Deferred lease liabilities	48,898	50,463
Deferred revenue	2,905	8,012
Other liabilities	8,241	9,583

Total liabilities	549,454	482,287
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 18,327,722 and 25,930,268 shares at December 31, 2005 and June 30, 2006, respectively. (See Note 2)	1	26
Paid-in capital	(113,588)	(22,099)
Unearned compensation	(509)	—
Accumulated other comprehensive income (currency translation adjustment)	386	554
Accumulated deficit	(1,973)	(4,760)

Total stockholders’ deficit	(115,683)	(26,279)

Total liabilities and stockholders’ deficit	$433,771	$456,008

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005 and 2006
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Revenues:
Club Operations	$97,078	$107,659	$189,909	$210,582
Fees and Other	918	1,810	1,933	2,913

	97,996	109,469	191,842	213,495

Operating Expenses:
Payroll and related	39,168	40,591	75,564	81,487
Club operating	31,717	36,781	63,166	71,251
General and administrative	6,467	8,106	13,145	15,967
Depreciation and amortization	10,084	10,400	19,823	20,786

	87,436	95,878	171,698	189,491

Operating Income	10,560	13,591	20,144	24,004
Loss on extinguishment of debt	—	8,667	—	8,667
Interest expense	10,508	10,395	20,628	21,083
Interest income	(465)	(662)	(834)	(1,387)
Equity in the earnings of investees and rental income	(404)	(475)	(875)	(908)

Income (loss) before provision (benefit) for corporate income taxes	921	(4,334)	1,225	(3,451)
Provision (benefit) for corporate income taxes	430	(1,682)	555	(664)

Net income (loss)	$491	$(2,652)	$670	$(2,787)

Earnings (loss) per share:
Basic	$0.03	$(0.13)	$0.04	$(0.14)
Diluted	$0.03	$(0.13)	$0.04	$(0.14)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	18,327,722	20,660,229	18,341,428	19,500,419
Diluted	18,332,734	20,660,229	18,343,710	19,500,419
Statements of Comprehensive Income (Loss)
Net income (loss)	$491	$(2,652)	$670	$(2,787)
Foreign currency translation adjustments	(287)	162	(473)	168

Comprehensive income (loss)	$204	$(2,490)	$197	$(2,619)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2006
(All figures in $’000s)
(Unaudited)

	For the Six Months
	Ended June 30,

	2005	2006

Cash flows from operating activities:
Net income (loss)	$670	$(2,787)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,823	20,786
Interest expense on Senior Discount Notes	7,545	8,398
Compensation expense incurred in connection with stock options	25	574
Noncash rental expense, net of noncash rental income	968	(42)
Loss on extinguishment of debt	—	8,667
Amortization of debt issuance costs	817	815
Net changes in certain operating assets and liabilities	2,512	13,771
Increase in deferred tax asset	(6,639)	(3,782)
(Increase) decrease in deferred membership costs	168	(2,901)
Increase in reserve for self-insured liability claims	1,014	1,551
Landlord contributions to tenant improvements	2,988	3,271
Other	(336)	86

Total adjustments	28,885	51,194

Net cash provided by operating activities	29,555	48,407

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(21,830)	(26,004)
Acquisition of businesses	(2,801)	—

Net cash used in investing activities	(24,631)	(26,004)

Cash flows from financing activities:
Proceeds from initial public equity offering, net of underwriting discounts and offering costs	—	$91,796
Repayment of Senior Notes	—	(85,001)
Proceeds from exercise of stock options	—	85
Repurchase of common stock	(184)	(433)
Change in book overdraft	—	(986)
Repayment of long term borrowings	(499)	(742)
Premium paid on extinguishment of debt and related costs	—	(7,072)

Net cash used in financing activities	(683)	(2,353)

Net increase in cash and cash equivalents	4,241	20,050
Cash and cash equivalents at beginning of period	57,506	51,304

Cash and cash equivalents at end of period	$61,747	$71,354

Summary of change in certain operating assets and liabilities; net of effects of acquired businesses:
Increase in accounts receivable	$(1,386)	$(877)
Increase in inventory	(185)	(123)
Decrease, (increase) in prepaid expenses, prepaid income taxes, and other current assets	(186)	3,665
Increase (decrease) in accounts payable, accrued expenses and accrued interest	(2,889)	1,779
Increase in deferred revenue	7,158	9,327

Net changes in certain operating assets and liabilities	$2,512	$13,771

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)

1.	Basis of Presentation
      Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owns and operates 142 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of June 30, 2006. The Company operates in a single segment. The Company operates 97 clubs in the New York metropolitan market, 19 clubs in the Boston market, 19 clubs in the Washington, D.C. market, six in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.
      Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI”). TSI Holdings is the sole member of TSI.
      The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to the Company’s initial public equity offering (“IPO”), as filed on June 1, 2006 with the SEC, which includes the audited financial statements for the three years ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

2.	Initial Public Offering
      The registration statement filed in connection with the Company’s IPO, as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of common stock (“Common Stock”) began trading on the NASDAQ Stock Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 for 1 common stock split. The Company’s position is that it was required by the relevant agreements to adjust the options to purchase Common Stock, for the stock split. The 1,309,123 shares of Common Stock outstanding on December 31, 2005 have been adjusted for this stock split resulting in adjusted shares of Common Stock outstanding of 18,327,722. All share and per share data have been adjusted to reflect this stock split. The Company closed this transaction and received proceeds on June 7, 2006. The IPO consists of 8,950,000 shares of common stock, which includes 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,796. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,654. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of 9 5/8 % Senior Notes, due 2011.
      On June 8, 2006 the Company paid $93,001 to redeem $85,001 of the outstanding principal of the 9 5/8 % Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financing costs totaling $1,601 were written off and fees totaling $270 were incurred in connection with this early extinguishment.
      The aggregate accreted value of the 35% of Senior Discount Notes redeemed at the 111% redemption value on July 7, 2006 totaled $62,875. The accreted principal balance up to, but excluding July 7, 2006, totaled $56,644 and the redemption premium totaled $6,231.

3.	Recent Accounting Changes
      In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective January 1, 2007 for TSI Holdings. We are currently evaluating the impact of this interpretation on our Consolidated Financial Statements.

4.	Long-Term Debt

	December 31,	June 30,
	2005	2006
	($’000s)	($’000s)

Senior Notes 9 5/8%, due 2011	$255,000	$169,999
Senior Discount Notes 11.0%, due 2014	153,077	161,474
Notes payable for acquired businesses	3,085	2,344

	411,162	333,817
Less, current portion to be paid within one year	1,267	58,857

Long-term portion	$409,895	$274,960

      The Company has a $50,000 senior secured revolving credit facility (the “Senior Credit Facility”) that will mature April 15, 2008. Effective July 7, 2006, the Senior Credit Facility was amended to increase permitted borrowings from $50,000 to $75,000. Also, in July, the Company paid commitment fees totaling $125 related to this amendment. The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 3.00:1.00 during 2006 and a maximum permitted total leverage ratio of 3.50:1.00 from December 31, 2005 through September 29, 2006 and 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage and leverage ratios were 3.90:1.00 and 1.98:1.00, respectively, as of June 30, 2006. As of June 30, 2006 the Company was in compliance with its debt covenants and given the Company’s operating plans and expected performance for 2006, the Company expects it will continue to be in compliance during 2006. These covenants may limit TSI’s ability to incur additional debt. As of June 30, 2006, permitted borrowing capacity was not restricted by the covenants. Loans under the Senior Credit Facility will at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at June 30, 2006 and outstanding letters of credit issued totaled $10,783. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of June 30, 2006 was $39,217.
      On May 18, 2006 the Senior Credit Facility was amended to consent to: (1) the use by TSI Holdings of the net cash proceeds received by TSI Holdings from an IPO to redeem its 11% Senior Discount Notes, due 2014 in an aggregate amount not to exceed 35% of the original principal amount at maturity of such notes, and with the balance of such net cash proceeds not so used to be contributed as a common equity contribution to TSI; (2) the use by TSI of the cash proceeds received pursuant to clause (1) above and cash on hand to

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tender for a portion of its 9 5/8% Senior Notes, due 2011; and (3) the amendments of, and the waivers with respect to, certain provisions of the Indenture governing TSI’s 9 5/8 % Senior Notes, due 2011. The lenders also waived any Default or Event of Default that may have arisen solely under Section 9.06 of the Senior Credit Facility as a result of the Company entering into certain agreements with Mark Smith, the former Chairman of TSI Holdings, in connection with Mr. Smith’s resignation.
      On June 8, 2006 the Company paid $93,001 to redeem $85,001 of the outstanding principal of the 9 5/8 % Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $270 were incurred in connection with this early extinguishment.
      On July 7, 2006, 35% of the aggregate accreted value of the 11% Senior Discount Notes was redeemed at 111% redemption value and totaled $62,875. The accreted principal balance up to, but excluding July 7, 2006, totaled $56,644 and the redemption premium totaled $6,231. As of the June 30, 2006 balance sheet this portion of the Senior Discount Notes that was redeemed on July 7, 2006 has been classified within current portion of long term debt.

5.	Earnings (Loss) Per Share
      Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased for the assumed exercise of dilutive stock options using the treasury stock method.
      The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	Three Months Ended		Six Months Ended June 30,
	June 30, (Unaudited)		(Unaudited)

	2005	2006	2005	2006

Weighted average number of common share outstanding — basic	18,327,722	20,660,229	18,341,428	19,500,419
Effective of diluted stock options	5,012	—	2,282	—

Weighted average number of common shares outstanding — diluted	18,332,734	20,660,229	18,343,710	19,500,419

      The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted EPS for the three and six months ended June 30,2006 as they were antidilutive. The number of equivalent shares excluded totaled 348,681 and 283,145 for the three and six months ended June 30, 2006 respectively.

6.	Stock-Based Compensation
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Also, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
      At June 30, 2006, the Company has 1,095,080 stock options outstanding under its 2004 Stock Option Plan. The total compensation expense, classified within payroll and related on the condensed statements of operations, related to this plan was $531 and $574 for the three and six months ended June 30, 2006 respectively. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises in operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
      The pro forma table below reflects net earnings for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

		Six Months
	Three Months Ended,	Ended,
	June 30, 2005	June 30, 2005

	($’000s)	($’000s)
Net Income, as reported	$491	$670
Add: Stock-based compensation included in reported net earnings, net of related tax effects	6	15
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(29)	(57)

Pro forma net earnings	$468	$628

Basic earnings (loss) per share:
As reported	$0.03	$0.04
Pro forma	$0.03	$0.03
Diluted earnings (loss) per share:
As reported	$0.03	$0.04
Pro forma	$0.03	$0.03
      During the second quarter of 2006, the Company issued 67,200 stock options under the 2004 Stock Option Plan to a departing executive. The fair value of these options totaling $485,000 was expensed during the quarter ended June 30, 2006. These stock options were issued at an exercise price of $7.20 while the fair market value on the grant date was estimated to be $12.00. The value of each option was $7.21 calculated using the Black-Scholes option pricing model with an expected volatility of 50%, divided yield of 0.0%, a risk free interest rate of 4.81% and an expected term of 4.81 years.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options granted under the 2004 Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of the Company’s common stock on the option grant date.
      The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term (in	Value
	(in thousands)	Price	years)	($’000s)

Outstanding at June 30, 2006	1,095,080	$6.41	6.4	$6,331
Vested at June 30, 2006	304,640	$7.46	5.5	$1,445
Exercisable at June 30, 2006	304,640	$7.46	5.5	$1,445
      The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total fair value of options vested and expensed was $201 and $313, net of tax, for the three and six months ended June 30, 2006, respectively.
      As of June 30, 2006, a total of $463 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vested targets are met in future periods, over a weighted-average period of 6.2 years.

7.	Goodwill and Other Intangibles
      Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
      In each of the quarters ended March 31, 2005 and 2006, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2005 and 2006 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2005 through June 30, 2006 is as follows:

Balance as of December 31, 2005	$49,974
Changes due to foreign currency exchange rate fluctuations	50

Balance as of June 30, 2006	$50,024

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2005
	($’000s)

	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles

Membership lists	$11,450	$(10,939)	$511
Covenants-not-to-compete	1,151	(949)	202
Beneficial lease	223	(195)	28

	$12,824	$(12,083)	$741

	As of June 30, 2006
	($’000s)

	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles

Membership lists	$11,450	$(11,227)	$223
Covenants-not-to-compete	1,151	(977)	174
Beneficial lease	223	(200)	23

	$12,824	$(12,404)	$420

      The amortization expense of the above acquired intangible assets for each of the four years ended June 30, 2010 is as follows:

Aggregate Amortization Expense for the years ending June 30, ($’000s)

2007	$289
2008	65
2009	57
2010	9

$420

      Amortization expense for the six months ended June 30, 2005 and 2006 amounted to $288 and $321, respectively.

8.	Commitments and Contingencies
      On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that the Company violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. The complaint and the lawsuit is stayed upon agreement of the parties pending mediation. Plaintiffs submitted to us a proposed second Amended Complaint which seeks to add to the class all New York hourly employees. TSI has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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

9.	Investments in Affiliated Companies
      The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and six months ending June 30, 2005 and 2006 are as follows:

	Three months		Six months ended
	ended June 30,		June 30,
	($’000s)		($’000s)

	2005	2006	2005	2006

Revenue	$873	$880	$1,761	$1,786
Income from operations	325	428	737	795
Net income	294	412	675	759

10.	Subsequent Events
      On July 7, 2006, the accreted principal balance up to but excluding July 7, 2006 totaling $56,644 was redeemed at a value of 111% or $62,875.
      On July 7, 2006, the Senior Credit Facility was amended to increase permitted borrowings from $50,000 to $75,000. In connection with this amendment the company paid a one-time fee of $125 to the lending participants of the increased commitment .
      On August 4, 2006 the Company granted 430,500 common stock options under the 2006 Stock Incentive Plan at an exercise price of $12.05 which was the closing market price on August 4, 2006.

11.	Guarantors
      TSI Holdings has unconditionally guaranteed the 11.0% Discount Notes. TSI Holdings, TSI and all of TSI’s domestic subsidiaries have unconditionally guaranteed the 9 5/8 % Senior Notes discussed in Note 4. However, TSI’s foreign subsidiary has not provided guarantees for these Notes.
      Except for TSI Holdings (TSI’s parent), each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2005 and June 30, 2006, and for the three and six months ended June 30, 2005 and 2006. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1	1,359	$48,682	$1,262	$—	$51,304
Accounts receivable, net	—	3,664	6,144	133	(2,838)	7,103
Inventory	—	—	395	26	—	421
Prepaid corporate income taxes	—	4,550	(32)	—	—	4,518
Inter-company receivable (payable)	1,137	(1,137)	—	—	—	—
Prepaid expenses and other current assets	—	5,425	10,195	(1,713)	—	13,907

Total current assets	1,138	13,861	65,384	(292)	(2,838)	77,253
Investment in subsidiaries	18,941	253,702	—	—	(272,643)	—
Fixed assets, net	—	10,114	242,149	868	—	253,131
Goodwill	—	—	49,215	759	—	49,974
Intangible assets, net	—	—	741	—	—	741
Deferred tax assets, net	13,560	11,354	(492)	(44)	—	24,378
Deferred membership costs	—	94	11,428	—	—	11,522
Other assets	3,755	11,833	1,184	—	—	16,772

Total assets	$37,394	$300,958	$369,609	$1,291	$(275,481)	$433,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$—	$—	$1,267	$—	$—	1,267
Accounts payable	—	(82)	8,415	—	—	8,333
Accrued expenses	—	13,364	17,864	392	—	31,620
Accrued interest	—	5,264	2,841	—	(2,838)	5,267
Deferred revenue	—	—	32,940	88	—	33,028

Total current liabilities	—	18,546	63,327	480	(2,838)	79,515
Long-term debt	153,077	255,000	1,818	—	—	409,895
Deferred lease liabilities	—	452	48,446	—	—	48,898
Deferred revenue	—	—	2,905	—	—	2,905
Other liabilities	—	8,019	222	—	—	8,241

Total liabilities	153,077	282,017	116,718	480	(2,838)	549,454

Stockholder’s deficit:
Common stockholders’ deficit	(116,069)	18,941	252,881	435	(272,257)	(116,069)
Accumulated other comprehensive income	386	—	10	376	(386)	386

Total stockholders’ deficit	(115,683)	18,941	252,891	811	(272,643)	(115,683)

Total liabilities and stockholders’ deficit:	$37,394	$300,958	$369,609	$1,291	$(275,481)	$433,771

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
June 30, 2006
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$63,288	$753	$5,671	$1,642	$—	$71,354
Accounts receivable	—	3,909	2,151	229	—	6,289
Inventory	—	—	518	28	—	546
Prepaid corporate income taxes	3,473	(1,989)	19	—	—	1,503
Intercompany receivable (payable)	(97)	97	—	—	—	—
Prepaid expenses and other current assets	—	9,069	5,356	(1,631)	—	12,794

Total current assets	66,664	11,839	13,715	268	—	92,486
Investment in subsidaries	51,094	198,050	—	—	(249,144)	—
Fixed assets, net	—	9,171	247,004	793	—	256,968
Goodwill	—	—	49,214	810	—	50,024
Intangible assets, net	—	—	420	—	—	420
Deferred tax assets, net	13,864	14,839	(491)	(52)	—	28,160
Deferred membership costs	—	113	14,310	—	—	14,423
Other assets	3,575	8,740	1,212	—	—	13,527

Total assets	$135,197	$242,752	$325,384	$1,819	$(249,144)	$456,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$56,645	$—	$2,212	$—	$—	$58,857
Accounts payable	—	(1,942)	8,398	—	—	6,456
Accrued expenses and corporate income taxes payable	—	10,354	22,458	366	—	33,178
Accrued interest	—	3,522	3	—	—	3,525
Deferred revenue	—	—	37,160	93	—	37,253

Total current liabilities	56,645	11,934	70,231	459	—	139,269
Long-term debt	104,830	169,999	131	—	—	274,960
Deferred lease liabilities	—	372	50,091	—	—	50,463
Deferred revenue	—	—	8,012	—	—	8,012
Other Liabilities	—	9,353	229	—	1	9,583

Total liabilities	161,475	191,658	128,694	459	1	482,287
Stockholders’ Deficit:
Common Stockholders’ deficit	(26,832)	51,094	196,675	1,375	(249,145)	(26,833)
Accumulated other comprehensive income	554	—	15	(15)	—	554

Total stockholders’ deficit	(26,278)	51,094	196,690	1,360	(249,145)	(26,279)

Total liabilities and stockholders’ deficit	$135,197	$242,752	$325,384	$1,819	$(249,144)	$456,008

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the three months ended June 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club Operations	$—	$24	$95,898	$1,156	$—	$97,078
Fees and other	—	142	1,797	—	(1,021)	918

	—	166	97,695	1,156	(1,021)	97,996

Operating expenses:
Payroll and related	—	5,826	32,896	446	—	39,168
Club operating	—	872	31,385	341	(881)	31,717
General and administrative	5	183	6,343	76	(140)	6,467
Depreciation and amortization	—	1,028	8,965	91	—	10,084

	5	7,909	79,589	954	(1,021)	87,436

Operating Income (loss)	(5)	(7,743)	18,106	202	—	10,560
Interest expense	3,920	6,587	94	(3)	(90)	10,508
Interest income	(1)	(550)	(3)	—	89	(465)
Equity in the income of investees and rental income	—	(267)	(137)	—	—	(404)

Income (loss) before provision (benefit) for corporate income taxes	(3,924)	(13,513)	18,152	205	1	921
Provision (benefit) for income taxes	(1,783)	(6,227)	8,379	61	—	430

Income (loss) before equity earnings	(2,141)	(7,286)	9,773	144	1	491
Equity earnings from subsidiaries	2,632	9,918	—	—	(12,550)	—

Net income	$491	$2,632	$9,773	$144	$(12,549)	$491

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006
(All figures in $’000s)
(Unaudited)

	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club operations	$—	$—	$106,526	$1,133	$—	$107,659
Management fees and other	—	199	1,611	—	—	1,810

	—	199	108,137	1,133	—	109,469

Operating expenses:
Payroll and related	—	6,069	34,060	462	—	40,591
Club operating	—	1,342	35,124	315	—	36,781
General and administrative	—	1,735	6,255	116	—	8,106
Depreciation and amortization	—	843	9,466	91	—	10,400

	—	9,989	84,905	984	—	95,878

Operating income (loss)	—	(9,790)	23,232	149	—	13,591
Loss on extinguishment of debt	—	8,667	—	—	—	8,667
Interest expense	4,363	4,511	1,526	(5)	—	10,395
Interest income	—	(656)	(6)	—	—	(662)
Equity in the income of investees and rental income	—	(260)	(215)	—	—	(475)

Income (loss) before provision (benefit) for corporate income taxes	(4,363)	(22,052)	21,927	154	—	(4,334)
Provision (benefit) for corporate income taxes	(1,920)	(7,987)	8,114	111	—	(1,682)

Income (loss) before equity earnings	(2,443)	(14,065)	13,813	43	—	(2,652)
Equity earnings from subsidaries	(209)	13,856	—	—	(13,647)	—

Net Income	$(2,652)	$(209)	$13,813	$43	$(13,647)	$(2,652)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club Operations	$—	$36	$187,441	$2,432	$—	$189,909
Fees and Other	—	288	3,814	—	(2,169)	1,933

	—	324	191,255	2,432	(2,169)	191,842

Operating expenses:
Payroll and related	—	11,268	63,375	921	—	75,564
Club operating	—	1,218	63,195	642	(1,889)	63,166
General and administrative	18	614	12,608	185	(280)	13,145
Depreciation and amortization	—	2,165	17,463	195	—	19,823

	18	15,265	156,641	1,943	(2,169)	171,698

Operating income (loss)	(18)	(14,941)	34,614	489	—	20,144
Interest expense	7,706	12,920	184	(3)	(179)	20,628
Interest income	(2)	(1,007)	(4)	—	179	(834)
Equity in the earnings of investees and rental income	—	(535)	(340)	—	—	(875)

Income (loss) before provision (benefit) for corporate income taxes	(7,722)	(26,319)	34,774	492	—	1,225
Provision (benefit) for corporate income taxes	(3,420)	(11,451)	15,284	142	—	555

Income (loss) before equity earnings	(4,302)	(14,868)	19,490	350	—	670
Equity earnings from subsidiaries	4,972	19,840	—	—	(24,812)	—

Net income	$670	$4,972	$19,490	$350	$(24,812)	$670

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2006
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club operations	$—	$—	$208,199	$2,383	$—	$210,582
Fees and Other	—	460	2,453	—	—	2,913

	—	460	210,652	2,383	—	213,495

Operating expenses:
Payroll and related	—	14,112	66,431	944	—	81,487
Club operating	—	1,780	68,848	623	—	71,251
General and administrative	—	3,155	12,557	255	—	15,967
Depreciation and amortization	—	2,124	18,476	186	—	20,786

	—	21,171	166,312	2,008	—	189,491

Operating income (loss)	—	(20,711)	44,340	375	—	24,004
Loss on extinguishment of debt	—	8,667	—	—	—	8,667
Interest expense	8,587	9,778	2,723	(5)	—	21,083
Interest income	—	(1,381)	(6)	—	—	(1,387)
Equity in the income of investees and rental income	—	(521)	(387)	—	—	(908)

Income before provision (benefit) for corporate income taxes	(8,587)	(37,254)	42,010	380	—	(3,451)
Provision (benefit) for corporate income taxes	(3,778)	(12,541)	15,544	111	—	(664)

Income (loss) before equity earnings	(4,809)	(24,713)	26,466	269	—	(2,787)
Equity earnings from subsidiaries	2,022	26,735	—	—	(28,757)	—

Net Income	$(2,787)	$2,022	$26,466	$269	$(28,757)	$(2,787)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$670	$4,972	$19,490	$350	$(24,812)	$670

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,165	17,463	195	—	19,823
Compensation expense in connection with stock options	—	25	—	—	—	25
Noncash rental expense, net of noncash rental income	—	(81)	1,049	—	—	968
Amortization of debt issuance costs	161	656	—	—	—	817
Changes in operating assets and liabilities	4,064	2,584	1,275	(335)	—	7,588
Other	(4,954)	(21,164)	1,430	(460)	24,812	(336)

Total adjustments	(729)	(15,815)	21,217	(600)	24,812	28,885

Net cash provided by (used in) operating activities	(59)	(10,843)	40,707	(250)	—	29,555

Net cash used in investing activities	—	(925)	(23,955)	249	—	(24,631)

Net cash (used in) provided by financing activities	(27)	8,677	(9,362)	29	—	(683)

Net increase (decrease) in cash and cash equivalents	(86)	(3,091)	7,390	28	—	4,241
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$188	$334	$58,717	$2,508	$—	$61,747

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2006
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from Operating Activities:
Net Income	$(2,787)	$2,022	$26,466	$269	$(28,757)	$(2,787)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & Amortization	—	2,124	18,476	186	—	20,786
Compensation expense in connection with stock options	—	574	—	—	—	574
Noncash rental expense, net of noncash rental income	—	(81)	39	—	—	(42)
Loss on extinguishment of debt	—	8,667	—	—	—	8,667
Amortization of debt issuance costs	180	635	—	—	—	815
Changes in operating assets and liabilities	(2,239)	20,148	2,551	(152)	—	20,308
Other	6,072	(38,028)	3,208	77	28,757	86

Total adjustments	4,013	(5,961)	24,274	111	28,757	51,194

Net cash provided by operating activities	1,226	(3,939)	50,740	380	—	48,407

Net cash used in investing activities	—	(2,995)	(23,009)	—	—	(26,004)

Net cash provided by financing activities	62,061	6,328	(70,742)	—	—	(2,353)

Net increase (decrease) in cash and cash equivalents	63,287	(606)	(43,011)	380	—	20,050
Cash and cash equivalents at beginning of period	1	1,359	48,682	1,262	—	51,304

Cash and cash equivalents at end of period	$63,288	$753	$5,671	$1,642	$—	$71,354

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2006, we operated 144 clubs that collectively served approximately 441,000 members excluding 13,800, seasonal or pool members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.
      Each club facility is subject to a long-term facility lease with a third-party landlord, with the exception of East 86th Street, New York City location, where we own the underlying real estate. Our principal capital investment is thus in the facility improvements and equipment and furnishings of each facility.
      Our goal is to develop the premier health club network in each of the major metropolitan regions in which we operate. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. We have developed these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of June 30, 2006, approximately 42% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.
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
      We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Clubs (“NYSC”) trade name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 97 clubs under the NYSC name within a 75 mile radius of New York City. We operate 19 clubs in the Boston region and 19 clubs in the Washington, DC region under our Boston Sports Clubs (“BSC”) and Washington Sports Clubs (“WSC”) trade names, respectively, and are establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Clubs (“PSC”) trade name. In addition, we operate three clubs in Switzerland. We employ localized trade names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.
      We consider that we have two principal sources of revenue:

•	Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 81.6% of our total revenue for the six months ended June 30, 2006. We recognize revenue from membership dues in the month when the services are rendered. Approximately 93% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. Prior to January 1, 2006 the expected average life of a membership was 24 months. Effective January 1, 2006 we have revised this estimate to 30 months based on more favorable membership attrition trends.

•	For the six months ended June 30, 2006, we generated 11.9% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
      The balance of our revenue (approximately 1.3% for the six months ended June 30, 2006) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees from certain club facilities that we do not wholly own and sell in-club advertising and sponsorships. We refer to this as Fees and Other revenue.
Revenue (in $’000s) is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Membership dues	$77,493	$86,764	$152,071	$169,903
Initiation fees	3,044	2,321	6,122	4,252

Membership revenue	80,537	89,085	158,193	174,155
Personal training revenue	11,593	13,084	21,973	25,352
Other ancillary club revenue	4,948	5,490	9,743	11,075

Ancillary club revenue	16,541	18,574	31,716	36,427
Fees and Other revenue	$918	$1,810	$1,933	$2,913

Total revenue	$97,996	$109,469	$191,842	$213,495

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

Historical Club Growth
      The following table sets forth our club growth during each of the quarters in 2005 and the first two quarters of 2006.

	2005					2006

	Q1	Q2	Q3	Q4	Total	Q1	Q2

Clubs at beginning of period	137	140	140	140	137	141	145
Greenfield clubs(a)	3	—	1	1	5	5	—
Acquired clubs	—	1	1	—	2	—	—
Clubs closed and merged into new clubs	—	(1)	(1)	—	(2)	(1)	(1)
Club closed for renovation and expansion	—	—	(1)	—	1	—	—

	140	140	140	141	141	145	144

Number of partly-owned clubs included at the end of the period(b)	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2005 and June 30, 2006 we managed five university-owned clubs, respectively, in which we did not have an equity interest.
Results of Operations
      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2005	2006	2005	2006

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	40.0	37.1	39.4	38.2
Club operating	32.3	33.6	32.9	33.4
General and administrative	6.6	7.4	6.9	7.5
Depreciation and amortization	10.3	9.5	10.3	9.7

Operating income	10.8	12.4	10.5	11.2
Loss on extinguishment of debt	—	7.9	—	4.0
Interest expense	10.8	9.5	10.8	9.8
Interest income	(0.5)	(0.6)	(0.4)	(0.6)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.5)	(0.4)

Income before provision (benefit) for corporate income taxes	0.9	(4.0)	0.6	(1.6)
Provision (benefit) for corporate income taxes	0.4	(1.6)	0.3	(0.3)

Net income (loss)	0.5%	(2.4)%	0.3%	(1.3)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
      Revenues. Revenues increased $11.5 million, or 11.7%, to $109.5 million during the quarter ended June 30, 2006 from $98.0 million in the quarter ended June 30, 2005. Revenues increased during the quarter by $6.2 million, or 6.8%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). During the quarter, revenue increased $6.5 million at the 15 clubs opened or acquired subsequent to June 30,

2004. These increases in revenue were offset by a $1.3 million revenue decrease related to the four clubs that were closed and relocated subsequent to June 30, 2005.
      Same club revenue increased 8.2% during the three months ended June 30, 2006 when compared to the same period of the prior year. This increase in same club revenue is due to a 5.2% increase in membership, a 2.3% increase in price and a 1.4% increase related to ancillary revenue, offset by a 0.7% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fees revenue recognized because a longer amortization period is being applied.
      Operating Expenses. Operating expenses increased $8.5 million, or 9.7%, to $95.9 million in the quarter ended June 30, 2006, from $87.4 million in the quarter ended June 30, 2005. The increase was due to the following factors:
      Payroll and related expenses increased by $1.4 million, or 3.6%, to $40.6 million in the quarter ended June 30, 2006, from $39.2 million in the quarter ended June 30, 2005. This increase was attributable to a 3.1% increase in the total months of club operation from 415 to 428, as well as the following:

•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $0.8 million or 9.0%, due to an increase in demand for these programs.

•	Share-based compensation costs related to outstanding stock options increased $521,000 to $531,000 from $10,000 in the quarter ended June 30, 2005. These 2006 charges principally relate to common stock options that were issued to a departing executive.

•	Offsetting these aforementioned increases in the quarter ended June 30, 2006 was a $1.3 million decrease in sales salary and commission and deferred sales related payroll costs. The increase in the estimated average-life of our memberships from 24 months to 30 months resulted in a reduction in amortization of deferred sales related payroll costs in the second quarter of 2006 compared to the second quarter of 2005.
      Club operating expenses increased by $5.1 million, or 16.0%, to $36.8 million in the quarter ended June 30, 2006, from $31.7 million in the quarter ended June 30, 2005. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $1.6 million. Rent and occupancy costs at clubs that have opened since July 1, 2005, or that are currently under construction, increased $1.0 million. The remaining $596,000 increase in rent and occupancy expenses relates to our clubs that were open prior to July 1, 2005.

•	Utility costs increased $1.7 million. We saw a $632,000 increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.

•	Marketing and advertising costs increased $1.4 million to $3.5 million in the second quarter of 2006 from $2.1 million in the second quarter of 2005. This increase was due to an increase in the level of our radio and print advertising campaigns in this second quarter of 2006 when compared to 2005.
      General and administrative expenses increased $1.6 million or 25.3% to $8.1 million in the quarter ended June 30, 2006 from $6.5 million in the quarter ended June 30, 2005.

•	In the quarter ended June 30, 2006 we incurred $1.1 million in costs related to the examination of strategic and financing alternatives while no such costs were recorded in the quarter ended June 30, 2005.

•	Liability and related insurance increased $654,000 in the quarter ended June 30, 2006. This increase is related to an increase in premiums associated with the Company’s growth as well an increase in our general liability reserve. General liability reserves are based on an actuarial analysis that reflects claims processed.

      Depreciation and amortization increased by $316,000, or 3.1%, to $10.4 million in the quarter ended June 30, 2006, from $10.1 million in the quarter ended June 30, 2005 principally due to new and expanded clubs.
      Loss on Extinguishment of Debt. During the second quarter of 2006 the Company paid $93.0 million to redeem $85.0 million of outstanding principal of the 9 5/8 % Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $270,000 were incurred in connection with this early extinguishment of debt.
      Interest Expense. Interest expense decreased $113,000 to $10.4 million during the quarter ended June 30, 2006 from $10.5 million in the quarter ended June 30, 2005. This decrease is in part, resulting from the June 7, 2006 redemption of $85.0 million of 9 5/8 % Senior Notes offset by an increase in the accretion on the Discount Notes issued in February 2004.
      Interest Income. Interest income increased $197,000 to $662,000 in the quarter ended June 30, 2006 from $465,000 in the quarter ended June 30, 2005 principally due to increases in the rate of interest earned on invested cash.
      Provision for Corporate Income Taxes. We have recorded an income tax benefit of $1.7 million in the quarter ended June 30, 2006 compared to a provision of $430,000 in the quarter ended June 30, 2005. During the three months ended June 30, 2006 the Company recorded discrete income tax charges totaling $93,000 to reflect the reduction in state tax benefits associated with our use of IPO proceeds.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
      Revenues. Revenues increased $21.7 million, or 11.3%, to $213.5 million during the six months ended June 30, 2006 from $191.8 million in the six months ended June 30, 2005. Revenues increased during the six months ended June 30, 2006 by $11.8 million, or 6.5%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). During the six months ended June 30, 2006, revenue increased $13.1 million at the 15 clubs opened or acquired subsequent to June 30, 2004. These increases in revenue were offset by a $3.3 million revenue decrease related to the four clubs that were closed and relocated subsequent to April 1, 2005.
      Same club revenue increased 7.9% during the six months ended June 30, 2006 when compared to the same period of the prior year. This increase in same club revenue is due to a 5.0% increase in membership, a 2.2% increase in price and a 1.7% increase in ancillary revenue, offset by a 1.0% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fees revenue recognized because a longer amortization period is being applied.
      Operating Expenses. Operating expenses increased $17.8 million, or 10.4%, to $189.5 million in the six months ended June 30, 2006, from $171.7 million in the six months ended June 30, 2005. The increase was due to the following factors:
      Payroll and related expenses increased by $5.9 million, or 7.8%, to $81.5 million in the six months ended June 30, 2006, from $75.6 million in the six months ended June 30, 2005. This increase was attributable to a 3.4% increase in the total months of club operation from 826 to 854, as well as the following:

•	During the first quarter of 2006 our Chairman and certain executives agreed to severance packages totaling an estimated $1.6 million. The total cost of these severance packages were recorded in the six month period ended June 30, 2006 while no such costs were incurred in the same period of the prior year.

•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $2.2 million or 13.5%, due to an increase in demand for these programs.

•	Share-based compensation costs related to outstanding stock options increased $549,000 to $574,000 from $25,000 during the six months ended June 30, 2005. These 2006 charges principally relate to common stock options that were issued to a departing executive.

•	Offsetting these aforementioned increases during the six months ended June 30, 2006 was a $2.3 million decrease in sales salary and commissions and deferred sales related payroll costs. The increase in the estimated average-life of our memberships from 24 months to 30 months resulted in a reduction in amortization of deferred sales related payroll costs in the six month period ended June 30, 2006 compared to the same period of 2005.
      Club operating expenses increased by $8.1 million, or 12.8%, to $71.3 million in the six months ended June 30, 2006, from $63.2 million in the six months ended June 30, 2005. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $3.6 million. Rent and occupancy costs at clubs that have opened since July 1, 2005, or that are currently under construction, increased $2.6 million. Also, during the six months ended June 30, 2006 we closed a club, and merged the membership base at this club into one of our newly opened nearby clubs. This resulted in a $225,000 lease termination expense. The remaining $733,000 increase in rent and occupancy expenses relates to our clubs that were open prior to July 1, 2005.

•	Utility costs increased $2.9 million. We saw a $1.0 million increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.

•	Marketing and advertising costs increased $773,000. Marketing and advertising costs as a percent of revenue were 2.6% and 2.7% for the first six months of 2005 and 2006 respectively.
      General and administrative expenses increased $2.8 million or 21.5% to $16.0 million in the six months ended June 30, 2006 from $13.2 million in the six months ended June 30, 2005.

•	In the six months ended June 30, 2006 we incurred $1.7 million in costs related to the examination of strategic and financing alternatives while no such costs were recorded in the six months ended June 30, 2005.

•	Liability and related insurance increased $900,000 during the six months ended June 30, 2006 when compared to the same period in 2005. The increase is related to an increase in premiums associated with the Company’s growth as well as an increase in general liability reserves. General liability reserves are based on an actuarial analysis that claims processed.
      Depreciation and amortization increased by $1.0 million, or 4.9%, to $20.8 million in the six months ended June 30, 2006, from $19.8 million in the six months ended June 30, 2005 principally due to new and expanded clubs.
      Loss on Extinguishment of Debt. During the second quarter of 2006 the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the 9 5/8 % Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $270,000 were incurred in connection with this early extinguishment of debt.
      Interest Expense. Interest expense increased $454,000 to $21.1 million during the six months ended June 30, 2006 from $20.6 million in the six months ended June 30, 2005. This increase is due to the accretion of the Discount Notes issued in February 2004, offset, in part, by a decrease in interest due to the reduction of principal on our 9 5/8 % Senior Notes.

      Interest Income. Interest income increased $553,000 to $1.4 million in the six months ended June 30, 2006 from $834,000 in the six months ended June 30, 2005 due to increases in the rate of interest earned on invested cash.
      Provision for Corporate Income Taxes. We have recorded an income tax benefit of $664,000 in the six months ended June 30, 2006 compared to a tax provision of $555,000 in the six months ended June 30, 2005. During the six months ended June 30, 2006 the Company recorded discrete income tax charges totaling $751,000 to reflect the reduction in state tax benefits associated with our use of IPO proceeds.
      Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
      Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2006 was $48.4 million compared to $29.6 million during the six months ended June 30, 2005. Net cash flows from operations have increased due to the increase in operating income excluding the effects of accreted interest expense, depreciation and amortization. Net changes in operating assets and liabilities, including the increase in deferred revenue, and a decrease in prepaid corporate income taxes, have further contributed to this increase in cash flows from operations.
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
      Investing Activities. We invested $26.0 million and $24.6 million in capital expenditures during the six months ended June 30, 2006 and 2005, respectively. For the year ended December 31, 2006, we estimate we will invest $65.0 million in capital expenditures which includes $15.5 million to continue to upgrade existing clubs and $4.3 million to enhance our management information systems. The remainder of our 2006 capital expenditures will be committed to build or acquire clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand, and to the extent needed, borrowings from our Senior Credit Facility.
      Financing Activities. Net cash used in financing activities was $2.4 million for the six months ended June 30, 2006 compared to $683,000 in 2005.
      The registration statement filed in connection with the Company’s IPO, as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares began trading on the NASDAQ Stock Market on June 2, 2006 under the National Market symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 to 1 common stock split. The 1,309,123 shares outstanding on December 31, 2005 have been adjusted accordingly to 18,327,722. The Company closed this transaction and received proceeds from the IPO on June 7, 2006. The IPO consists of 8,950,000 shares of common stock, which includes 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91.8 million. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7.7 million. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85.0 million of 9 5/8 % Senior Notes, due 2011.
      On June 8, 2006 the Company paid $93.0 million to redeem $85.0 of the outstanding principal of the 9 5/8 % Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $270,000 were incurred in connection with this early extinguishment.
      The aggregate accreted value of the 35% Senior Discount Notes redeemed at the 111% redemption value on July 7, 2006 and totaled $62.9 million. The accreted principal balance up to, but excluding July 7, 2006, totaled $56.6 million and the redemption premium totaled $6.2 million.
      As of June 30, 2006, our total consolidated debt was $333.8 million. This substantial amount of debt could have significant consequences, including:

•	Making it more difficult to satisfy our obligations;

•	Increasing our vulnerability to general adverse economic conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	Requiring cash flow from operations for the annual payment of $16.4 million interest on our Senior Notes and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
      These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.
      As of June 30, 2006, TSI had $170.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8 % and mature in April 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.
      As of June 30, 2006 we had $161.5 million of 11% Senior Discount Notes outstanding. On July 7, 2006 the accreted principal on the Senior Notes was reduced by $56.6 million in connection with the redemption of 35% of these notes.
      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 3.00:1.00 during 2006, and a maximum permitted total leverage ratio of 3.50:1.00 from December 30, 2005 through September 29, 2006 and 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage and leverage ratios were 3.90:1.00 and 1.98:1.00 respectively as of June 30, 2006. Given the Company’s operating plans and expected performance for 2006, the Company expects it will continue to be in compliance with its covenants. These covenants may limit TSI’s ability to incur additional debt. As of June 30, 2006, permitted borrowing capacity was not restricted by the covenants. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at June 30, 2006 and outstanding letters of credit issued totaled $10.8 million. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of June 30, 2006 was $39.2 million. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.
      As of June 30, 2006, we had $71.4 million of cash and cash equivalents. On July 7, 2006 $62.9 million of cash was used for the redemption of the 11% Senior Discount Notes.

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
      The aggregate long-term debt, and operating lease obligations as of June 30, 2006 were as follows:

	Payments Due by Period (in $’000s)

		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-Term Debt(1)	$574,203	$81,565	$63,316	$229,774	$199,548
Operating Lease Obligations(2)	714,940	62,893	125,841	117,784	408,422

Total Contractual Cash Obligations	$1,289,143	$144,458	$189,157	$347,558	$607,970

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements. Interest on our 9 5/8 % Senior Notes amounts to $16.4 million annually.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on in real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
Subsequent Events
      On July 7, 2006, the accreted principal balance up to, but excluding July 7, 2006, totaling $56.6 million was redeemed at a redemption value of 111%, or $62.9 million.
      On July 7, 2006, the Senior Credit Facility was amended to increase permitted borrowings from $50.0 million to $75.0 million. In connection with this amendment the company paid a one time fee of $125,000 to the lending participants of the increased commitment.
      On August 4, 2006 the Company granted 430,500 common stock options to employees at an exercise price of $12.05 which was the closing market price on August 4, 2006.
Forward-Looking Statements
      Certain statements in this report, Form 10-Q, of the Company for the six-month period ended June 30, 2006 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other SEC filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2006, our interest income from cash equivalents would have increased by approximately $329,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during this period.
      For additional information concerning the terms of our fixed-rate debt see Note 6 to our December 31, 2005 financial statements filed with our final prospectus related to our IPO filed with the SEC on June 1, 2006.

ITEM 4.	Controls and Procedures.
      (a) As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were reasonably designed and effective, reasonably ensuring that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      (b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
      On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that the Company violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. The complaint and the lawsuit is stayed upon agreement of the parties pending mediation. Plaintiffs submitted to us a proposed second Amended Complaint which seeks to add to the class all New York hourly employees. TSI has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      The Company and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v 26 Court Street Associates, LLC et al., filed in the Supreme Court, Kings County, on April 4, 2001, seeking damages for personal injuries. Following a trial, the Company received a directed verdict for indemnification against one of the Company’s contractors and the plaintiff received a jury verdict of approximately $8.9 million in his favor. Both of those verdicts are being appealed and the Company has filed an appeal bond in the amount of $1.8 million in connection with those appeals. The Company is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict. Depending on the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
      A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006 and the final prospectus relating to our IPO filed on June 2, 2006 with the SEC. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
      There have been no material changes to the risk factor described in the Form 10-K or the final prospectus.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable.

ITEM 3.	Defaults Upon Senior Securities.
      Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
      On May 30, 2006 the holders of a least a majority of the outstanding shares of capital stock of the Company consented in writing to the following matters:

•	the adoption and approval of the Company’s Amended and Restated Certificate of Incorporation;

•	authorized, directed and empowered the proper officers of the Company to execute and file the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate the adoption of the Amended and Restated Certificate of Incorporation upon the consummation of the Company’s IPO;

•	conditioned upon consummation of the Company’s IPO, the adoption and approval of the Company’s Amended and Restated By-laws;

•	upon consummation of the IPO, the proper officers of the Company were authorized, directed and empowered , in the name and on behalf of the Company, to file the Company’s Amended and Restated By-laws with the minutes of the Company;

•	the adoption and approval of the Company’s 2006 Stock Incentive Plan; and

•	that reservation by the Company under and pursuant to, the Company’s 2006 Stock Incentive Plan, of 1,300,000 shares of the Company’s common stock.

ITEM 5.	Other Information.
      Not applicable.

ITEM 6.	Exhibits.

(a)	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation at Town Sports International Holdings, Inc.
Exhibit 3.5	Amended and Restated By-Laws of Town Sports International Holdings, Inc.
Exhibit 10.9.1	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006.
Exhibit 10.26	Amendment No. 1 to the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan

Exhibit 31.1	Certification by Robert Giardina pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by Richard Pyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by Robert Giardina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by Richard Pyle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: August 10, 2006

By:	/s/ Richard Pyle

Richard Pyle
Chief Financial Officer
(principal financial, accounting officer)
DATE: August 10, 2006

By:	/s/ Robert Giardina

Robert Giardina
Chief Executive Officer
(principal executive officer)