Form 10-Q
period 2006-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2006-11-06
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of November 3, 2006 there were 25,952,948 shares Common of Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	a) Condensed Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006	3
	b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and nine months ended September, 2005 and 2006	4
	c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2006	5
	d) Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
SIGNATURES
Section 302 certification		33
Section 302 certification		34
Section 906 certification		35
Section 906 certification		36
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and September 30, 2006
(All figures in $’000s, except share data)
(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,304	$14,531
Accounts receivable (less allowance for doubtful accounts of $1,984 and $2,074 as of December 31, 2005 and September 30, 2006, respectively)	7,103	9,094
Inventory	421	492
Prepaid corporate income taxes	4,518	—
Prepaid expenses and other current assets	13,907	13,603

Total current assets	77,253	37,720
Fixed assets, net	253,131	269,360
Goodwill	49,974	50,064
Intangible assets, net	741	1,047
Deferred tax asset, net	24,378	30,265
Deferred membership costs	11,522	15,274
Other assets	16,772	13,171

Total assets	$433,771	$416,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,267	$252
Accounts payable	8,333	7,354
Accrued expenses	31,620	37,675
Accrued interest	5,267	7,800
Deferred revenue	33,028	39,248

Total current liabilities	79,515	92,329
Long-term debt	409,895	278,012
Deferred lease liabilities	48,898	52,549
Deferred revenue	2,905	8,139
Other liabilities	8,241	11,039

Total liabilities	549,454	442,068
Commitments and contingencies (Note 8)	—	—
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 18,327,722 and 25,936,148 shares at December 31, 2005 and September 30, 2006, respectively. (See Note 2)	1	26
Paid-in capital	(113,588)	(21,719)
Unearned compensation	(509)	—
Accumulated other comprehensive income (currency translation adjustment)	386	501
Accumulated deficit	(1,973)	(3,975)

Total stockholders’ deficit	(115,683)	(25,167)

Total liabilities and stockholders’ deficit	$433,771	$416,901

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2005 and 2006
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Club operations	$97,212	$108,173	$287,121	$318,755
Fees and other	988	1,245	2,921	4,158

	98,200	109,418	290,042	322,913

Operating Expenses:
Payroll and related	38,388	39,724	113,952	121,211
Club operating	34,146	37,677	97,314	108,928
General and administrative	6,653	6,668	19,796	22,635
Depreciation and amortization	9,850	10,125	29,673	30,911

	89,037	94,194	260,735	283,685

Operating Income	9,163	15,224	29,307	39,228
Loss on extinguishment of debt	—	7,446	—	16,113
Interest expense	10,485	7,388	31,113	28,471
Interest income	(618)	(475)	(1,452)	(1,862)
Equity in the earnings of investees and rental income	(446)	(463)	(1,321)	(1,371)

Income (loss) before provision (benefit) for corporate income taxes	(258)	1,328	967	(2,123)
Provision (benefit) for corporate income taxes	(135)	543	420	(121)

Net income (loss)	$(123)	$785	$547	$(2,002)

Earnings (loss) per share:
Basic	$(0.01)	$0.03	$0.03	$(0.09)
Diluted	$(0.01)	$0.03	$0.03	$(0.09)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	18,327,722	25,933,506	18,336,812	21,669,090
Diluted	18,327,722	26,345,601	18,350,365	21,669,090

Statements of Comprehensive Income (Loss)
Net income (loss)	$(123)	$785	$547	$(2,002)
Foreign currency translation adjustments	21	(53)	494	115

Comprehensive income (loss)	$(102)	$732	$1,041	$(1,887)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2006
(All figures in $’000s)
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$547	$(2,002)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,673	30,911
Interest expense on Senior Discount Notes	11,495	11,480
Loss on extinguishment of debt	—	16,113
Payment of interest on Payment-in-Kind Notes	—	(12,961)
Amortization of debt issuance costs	1,227	1,117
Noncash rental expense, net of noncash rental income	1,079	65
Compensation expense incurred in connection with stock options	35	961
Net changes in certain operating assets and liabilities	16,391	15,228
Increase in deferred tax asset	(10,300)	(5,887)
Landlord contributions to tenant improvements	6,389	6,413
Increase in reserve for self-insured liability claims	1,496	2,025
Decrease (increase) in deferred membership costs	303	(3,752)
Other	(513)	(76)

Total adjustments	57,275	61,637

Net cash provided by operating activities	57,822	59,635

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(40,773)	(41,354)
Acquisition of businesses	(3,861)	(819)

Net cash used in investing activities	(44,634)	(42,173)

Cash flows from financing activities:
Proceeds from initial public equity offering, net of underwriting discounts and offering costs	—	91,750
Repayment of Senior Notes	—	(128,684)
Premium paid on extinguishment of debt and related costs	—	(13,273)
Repayment of long term borrowings	(959)	(2,733)
Costs related to a planned equity offering	(685)	—
Change in book overdraft	—	(986)

Repurchase of common stock	(184)	(433)

Proceeds from exercise of stock options	—	124
Net cash used in financing activities	(1,828)	(54,235)
Net increase (decrease) in cash and cash equivalents	11,360	(36,773)
Cash and cash equivalents at beginning of period	57,506	51,304

Cash and cash equivalents at end of period	$68,866	$14,531

Summary of change in certain operating assets and liabilities; net of effects of acquired businesses:
Increase in accounts receivable	$(2,803)	$(4,870)
Decrease (increase) in inventory	109	(70)
Decrease in prepaid expenses, prepaid income taxes, and other current assets	155	3,533
Increase in accounts payable, accrued expenses and accrued interest	11,532	5,358
Increase in deferred revenue	7,398	11,277

Net changes in certain operating assets and liabilities	$16,391	$15,228

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest[1]	$13,318	$27,194

Cash payments for income taxes	$8,104	$2,758

1   Amount includes payment of interest on Payment-in-Kind Notes of $12,961 for the nine months ended September 30, 2006.
See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owns and operates 145 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of September 30, 2006. The Company operates in a single segment. The Company operates 98 clubs in the New York metropolitan market, 21 clubs in the Boston market, 19 clubs in the Washington, D.C. market, six in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.
     Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI”). TSI Holdings is the sole member of TSI.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to the Company’s initial public equity offering (“IPO”), as filed on June 1, 2006 with the SEC, which includes the audited financial statements for the three years ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.
2. Initial Public Offering
     The registration statement filed in connection with the Company’s IPO, as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of common stock (“Common Stock”) began trading on the NASDAQ Stock Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 for 1 common stock split. The Company’s position is that it was required by the relevant agreements to adjust the options to purchase Common Stock, for the stock split. The 1,309,123 shares of Common Stock outstanding on December 31, 2005 have been adjusted for this stock split resulting in adjusted shares of Common Stock outstanding of 18,327,722. All share and per share data have been adjusted to reflect this stock split. The Company closed this transaction and received proceeds on June 7, 2006. The IPO consists of 8,950,000 shares of common stock, which includes 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,750. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of 9 5/8% Senior Notes, due 2011.

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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the year ending December 31, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for the Company. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.
4. Long-Term Debt

	December 31,	September 30,
	2005	2006
	($’000s)	($’000s)
Senior Notes 9 5/8%, due 2011	$255,000	$169,999
Senior Discount Notes 11.0%, due 2014 (Payment-in-Kind Notes)	153,077	107,913
Notes payable for acquired businesses	3,085	352

	411,162	278,264
Less, current portion to be paid within one year	1,267	252

Long-term portion	$409,895	$278,012

     The Company has a senior secured revolving credit facility (the “Senior Credit Facility”) that will mature April 15, 2008. Effective July 7, 2006, the Senior Credit Facility was amended to increase permitted borrowings from $50,000 to $75,000. Also, in July, the Company paid commitment fees totaling $125 related to this amendment. The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio and a maximum permitted total leverage ratio. As of September 30, 2006 the Company was in compliance with its debt covenants and given the Company’s operating plans and expected performance for 2006, the Company expects it will continue to be in compliance during 2006. These covenants may limit TSI’s ability to incur additional debt. As of September 30, 2006, permitted borrowing capacity of $75,000 was not restricted by the covenants. Loans under the Senior Credit Facility will at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at September 30, 2006 and outstanding letters of credit issued totaled $10,986. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of September 30, 2006 was $64,014.
     On May 18, 2006 the Senior Credit Facility was amended to consent to: (1) the use by TSI Holdings of the net cash proceeds received by TSI Holdings from an IPO to redeem its 11% Senior Discount Notes, due 2014 in an aggregate amount not to exceed 35% of the original principal amount at maturity of such notes, and with the balance of such net cash proceeds not so used to be contributed as a common equity contribution to TSI; (2) the use by TSI of the cash proceeds received pursuant to clause (1) above and cash on hand to tender for a portion of its 9 5/8% Senior Notes, due 2011; and (3) the amendments of, and the waivers with respect to, certain provisions of the Indenture governing TSI’s 9 5/8% Senior Notes, due 2011. The lenders also waived any Default or Event of Default that may have arisen solely under Section 9.06 of the Senior Credit Facility as a result of the Company entering into certain agreements with Mark Smith, the former Chairman of TSI Holdings, in connection with Mr. Smith’s resignation.

     On June 8, 2006 the Company paid $93,001 to redeem $85,001 of the outstanding principal of the 9 5/8% Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.
     On July 7, 2006, the Company paid $62,875 to redeem 35% of Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.
5. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased for the assumed exercise of dilutive stock options using the treasury stock method. The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted EPS for the three months ended September 30, 2005 and the nine months ended September 30,2006 as they were antidilutive. The number of equivalent shares excluded totaled 19,215 and 442,804 for the three months ended September 30, 2005 and the nine months ended September 30, 2006, respectively.
     The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2005	2006	2005	2006
Weighted average number of common share outstanding — basic	18,327,722	25,933,506	18,336,812	21,669,090
Effect of diluted stock options	—	412,095	13,553	—

Weighted average number of common shares outstanding — diluted	18,327,722	26,345,601	18,350,365	21,669,090

6. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Also, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     At September 30, 2006, the Company has 1,009,400 and 469,660 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Option Plan, respectively. The total compensation expense, classified within payroll and related on the condensed statements of operations, related to these plans was $387 and $961 for the three and nine months ended September 30, 2006, respectively. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises in operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

     On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees upon the exercise of Options Rights, Stock Appreciation Rights, Restricted Stock, in payment of Performance Shares or other stock-based awards. Under the 2006 Stock Option Plan, stock options may be granted at a price based on the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and no stock option will be exercisable more than ten years after the date of grant.
     The pro forma table below reflects net earnings for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Three Months Ended,	Nine Months Ended,
	September 30, 2005	September 30, 2005
	($’000s)	($’000s)
Net income (loss), as reported	$(123)	$547
Add: Stock-based compensation included in reported net earnings, net of related tax effects	6	21
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(29)	(86)

Pro forma net earnings (loss)	$(146)	$482

Basic earnings (loss) per share:
As reported	$(0.01)	$0.03
Pro forma	$(0.01)	$0.03
Diluted earnings (loss) per share:
As reported	$(0.01)	$0.03
Pro forma	$(0.01)	$0.03
     On April 1, 2006, the Company issued 67,200 stock options under the 2004 Stock Option Plan to a departing executive. The fair value of these options totaling $485 was expensed during the quarter ended June 30, 2006. These stock options were issued at an exercise price of $7.20 while the fair market value on the grant date was estimated to be $12.00. The value of each option was $7.21 calculated using the Black-Scholes option pricing model with an expected volatility of 50%, divided yield of 0.0%, a risk free interest rate of 4.81% and an expected term of 4.10 years.
     On August 4, 2006, the Company issued 430,500 stock options under the 2006 Stock Option Plan to certain employees of the Company. Of the stock options total fair value of $2,833, $88 was expensed during the quarter ended September 30, 2006. These stock options were issued at an exercise price of $12.05, the fair market value on the grant date. The value of each option was $6.58 calculated using the Black-Scholes option pricing model with an expected volatility of 50.0%, dividend yield of 0.0%, a risk free interest rate of 4.83% and an expected term of 6.25 years.
     On September 12, 2006, the Company issued two stock option grants under the 2006 Stock Option Plan to a departing executive. Under the first grant, the Company issued 36,900 stock options. The fair value of these options totaling $197 was expensed during the quarter ended September 30, 2006. These stock options were issued at an exercise price of $13.15, the fair market value on the grant date. The value of each option was $5.34 calculated using the Black-Scholes option pricing model with an expected volatility of 54.0%, dividend yield of 0.0%, a risk free interest rate of 4.75% and an expected term of 3.01 years. Under the second grant, the Company issued 11,200 stock options. The fair value of these options totaling $66 was expensed during the quarter ended September 30, 2006. These stock options were issued at an exercise price of $13.15, the fair market value on the grant date. The value of each option was $5.90 calculated using the Black-Scholes option pricing model with an expected volatility of 54.0%, divided yield of 0.0%, a risk free interest rate of 4.71% and an expected term of 3.71 years.
     Options granted under the 2004 Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code. Options granted under the 2006 Stock Option Plans generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of the Company’s common stock on the option grant date.

     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term (in	Value
	(in thousands)	Price	years)	($’000s)
Outstanding at September 30, 2006	1,479,060	$8.27	7.3	$7,171
Vested at September 30, 2006	237,328	$7.95	5.7	$1,228
Exercisable at September 30, 2006	237,328	$7.95	5.7	$1,228
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total fair value of options vested and expensed was $240 and $633 net of tax, for the three and nine months ended September 30, 2006, respectively.
     As of September 30, 2006, a total of $2,880 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vested targets are met in future periods, over a weighted-average period of 4.8 years.

7. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
     In each of the quarters ended March 31, 2005 and 2006, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2005 and 2006 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2005 through September 30, 2006 is as follows:

Balance as of December 31, 2005	$49,974
Goodwill related to an acquisition	51
Changes due to foreign currency exchange rate fluctuations	39

Balance as of September 30, 2006	$50,064

	As of December 31, 2005
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,450	$(10,939)	$511
Covenants-not-to-compete	1,151	(949)	202
Beneficial lease	223	(195)	28

	$12,824	$(12,083)	$741

	As of September 30, 2006
	($’000s)
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
Membership lists	$12,260	$(11,393)	$867
Covenants-not-to-compete	1,151	(991)	160
Beneficial lease	223	(203)	20

	$13,634	$(12,587)	$1,047

     The amortization expense of the above acquired intangible assets for each of the three years ending September 30, 2009 is as follows:

Aggregate Amortization Expense for the twelve months ending September 30, ($’000s)
2007	$500
2008	389
2009	158

$1,047

     Amortization expense for the nine months ended September 30, 2005 and 2006 amounted to $460 and $504, respectively.

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
     The Company and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, Kings County, on April 4, 2001, seeking damages for personal injuries. Following a trial, the Company received a directed verdict for indemnification against one of the Company’s contractors and the plaintiff received a jury verdict of approximately $8,900 in his favor. Both of those verdicts are being appealed and the Company has filed an appeal bond in the amount of $1,812 in connection with those appeals. The Company is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
9. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and nine months ending September 30, 2005 and 2006 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	($’000s)		($’000s)
	2005	2006	2005	2006
Revenue	$868	$881	$2,630	$2,667
Income from operations	298	391	1,035	1,186
Net income	267	334	941	1,093
10. Guarantors
     TSI Holdings has unconditionally guaranteed the 11.0% Discount Notes. TSI Holdings, TSI and all of TSI’s domestic subsidiaries have unconditionally guaranteed the 9 5/8% Senior Notes discussed in Note 4. However, TSI’s foreign subsidiary has not provided guarantees for these Notes.
     Except for TSI Holdings (TSI’s parent), each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2005 and September 30, 2006, and for the three and nine months ended September 30, 2005 and 2006. The financial information illustrates the composition of the combined guarantors.

Condensed Consolidating Balance Sheet
December 31, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	1,359	$48,682	$1,262	$—	$51,304
Accounts receivable, net	—	3,664	6,144	133	(2,838)	7,103
Inventory	—	—	395	26	—	421
Prepaid corporate income taxes	—	4,550	(32)	—	—	4,518
Inter-company receivable (payable)	1,137	(1,137)	—	—	—	—
Prepaid expenses and other current assets	—	5,425	10,195	(1,713)	—	13,907

Total current assets	1,138	13,861	65,384	(292)	(2,838)	77,253
Investment in subsidiaries	18,941	253,702	—	—	(272,643)	—
Fixed assets, net	—	10,114	242,149	868	—	253,131
Goodwill	—	—	49,215	759	—	49,974
Intangible assets, net	—	—	741	—	—	741
Deferred tax assets, net	13,560	11,354	(492)	(44)	—	24,378
Deferred membership costs	—	94	11,428	—	—	11,522
Other assets	3,755	11,833	1,184	—	—	16,772

Total assets	$37,394	$300,958	$369,609	$1,291	$(275,481)	$433,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$—	$1,267	$—	$—	$1,267
Accounts payable	—	(82)	8,415	—	—	8,333
Accrued expenses	—	13,364	17,864	392	—	31,620
Accrued interest	—	5,264	2,841	—	(2,838)	5,267
Deferred revenue	—	—	32,940	88	—	33,028

Total current liabilities	—	18,546	63,327	480	(2,838)	79,515
Long-term debt	153,077	255,000	1,818	—	—	409,895
Deferred lease liabilities	—	452	48,446	—	—	48,898
Deferred revenue	—	—	2,905	—	—	2,905
Other liabilities	—	8,019	222	—	—	8,241

Total liabilities	153,077	282,017	116,718	480	(2,838)	549,454

Stockholder’s deficit:
Common stockholders’ deficit	(116,069)	18,941	252,881	435	(272,257)	(116,069)
Accumulated other comprehensive income	386	—	10	376	(386)	386

Total stockholders’ deficit	(115,683)	18,941	252,891	811	(272,643)	(115,683)

Total liabilities and stockholders’ deficit:	$37,394	$300,958	$369,609	$1,291	$(275,481)	$433,771

Condensed Consolidating Balance Sheet
September 30, 2006
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$245	$1,925	$10,424	$1,937	$—	$14,531
Accounts receivable	—	7,368	1,542	184	—	9,094
Inventory	—	—	464	28	—	492
Prepaid corporate income taxes	5,813	(5,813)	—	—	—	—
Intercompany receivable (payable)	(856)	856	—	—	—	—
Prepaid expenses and other current assets	—	9,443	4,160	—	—	13,603

Total current assets	5,202	13,779	16,590	2,149	—	37,720
Investment in subsidiaries	59,146	211,099	—	—	(270,245)	—
Fixed assets, net	—	9,288	259,392	680	—	269,360
Goodwill	—	—	49,266	798	—	50,064
Intangible assets, net	—	—	1,047	—	—	1,047
Deferred tax assets, net	14,858	15,948	(491)	(50)	—	30,265
Deferred membership costs	—	158	15,116	—	—	15,274
Other assets	3,540	9,629	2	—	—	13,171

Total assets	$82,746	$259,901	$340,922	$3,577	$(270,245)	$416,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$—	$252	$—	$—	$252
Accounts payable	—	(2,491)	9,845	—	—	7,354
Accrued expenses and corporate income taxes payable	—	11,164	26,151	360	—	37,675
Accrued interest	—	10,811	(3,011)	—	—	7,800
Deferred revenue	—	146	39,010	92	—	39,248

Total current liabilities	—	19,630	72,247	452	—	92,329
Long-term debt	107,913	169,999	100	—	—	278,012
Deferred lease liabilities	—	331	52,218	—	—	52,549
Deferred revenue	—	—	8,139	—	—	8,139
Other Liabilities	—	10,795	244	—	—	11,039

Total liabilities	107,913	200,755	132,948	452	—	442,068
Stockholders’ Deficit:
Common Stockholders’ deficit	(25,668)	59,146	207,960	3,139	(270,245)	(25,668)
Accumulated other comprehensive income	501	—	14	(14)	—	501

Total stockholders’ deficit	(25,167)	59,146	207,974	3,125	(270,245)	(25,167)

Total liabilities and stockholders’ deficit	$82,746	$259,901	$340,922	$3,577	$(270,245)	$416,901

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Revenues:
Club operations	$—	$201	$95,959	$1,052	$—	$97,212
Fees and other	—	182	1,903	—	(1,097)	988

	—	383	97,862	1,052	(1,097)	98,200

Operating expenses:
Payroll and related	—	5,631	32,318	439	—	38,388
Club operating	—	254	34,580	269	(957)	34,146
General and administrative	1	212	6,507	73	(140)	6,653
Depreciation and amortization	—	1,033	8,728	89	—	9,850

	1	7,130	82,133	870	(1,097)	89,037

Operating income (loss)	(1)	(6,747)	15,729	182	—	9,163
Interest expense	4,031	6,418	97	(1)	(60)	10,485
Interest income	(1)	(676)	(1)	—	60	(618)
Equity in the income of investees and rental income	—	(267)	(179)	—	—	(446)

Income (loss) before provision (benefit) for corporate income taxes	(4,031)	(12,222)	15,812	183	—	(258)
Provision (benefit) for corporate income taxes	(1,752)	(6,395)	7,968	44	—	(135)

Income (loss) before equity earnings	(2,279)	(5,827)	7,844	139	—	(123)
Equity earnings from subsidiaries	2,156	7,983	—	—	(10,139)	—

Net income (loss)	$(123)	$2,156	$7,844	$139	$(10,139)	$(123)

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2006
(All figures in $’000s)
(Unaudited)

	TSI		Subsidiary	Non- Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Revenues:
Club operations	$—	$12	$107,211	$950	$—	$108,173
Fees and other	—	189	1,056	—	—	1,245

	—	201	108,267	950	—	109,418

Operating expenses:
Payroll and related	—	6,166	33,141	417	—	39,724
Club operating	—	(291)	37,743	225	—	37,677
General and administrative	—	76	6,539	53	—	6,668
Depreciation and amortization	—	948	9,092	85	—	10,125

	—	6,899	86,515	780	—	94,194

Operating income (loss)	—	(6,698)	21,752	170	—	15,224
Loss on extinguishment of debt	7,470	(24)	—	—	—	7,446
Interest expense	3,118	2,921	1,355	(6)	—	7,388
Interest income	—	(473)	(2)	—	—	(475)
Equity in the income of investees and rental income	—	(260)	(203)	—	—	(463)

Income (loss) before provision (benefit) for corporate income taxes	(10,588)	(8,862)	20,602	176	—	1,328
Provision (benefit) for corporate income taxes	(3,334)	(3,769)	7,622	24	—	543

Income (loss) before equity earnings	(7,254)	(5,093)	12,980	152	—	785
Equity earnings from subsidiaries	8,039	13,132	—	—	(21,171)	—

Net income (loss)	$785	$8,039	$12,980	$152	$(21,171)	$785

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Revenues:
Club operations	$—	$237	$283,400	$3,484	$—	$287,121
Fees and other	—	470	5,717	—	(3,266)	2,921

	—	707	289,117	3,484	(3,266)	290,042

Operating expenses:
Payroll and related	—	16,899	95,693	1,360	—	113,952
Club operating	—	1,472	97,777	911	(2,846)	97,314
General and administrative	19	826	19,113	258	(420)	19,796
Depreciation and amortization	—	3,198	26,191	284	—	29,673

	19	22,395	238,774	2,813	(3,266)	260,735

Operating income (loss)	(19)	(21,688)	50,343	671	—	29,307
Interest expense	11,737	19,338	281	(4)	(239)	31,113
Interest income	(3)	(1,683)	(5)	—	239	(1,452)
Equity in the earnings of investees and rental income	—	(802)	(519)	—	—	(1,321)

Income (loss) before provision (benefit) for corporate income taxes	(11,753)	(38,541)	50,586	675	—	967
Provision (benefit) for corporate income taxes	(5,172)	(17,846)	23,252	186	—	420

Income (loss) before equity earnings	(6,581)	(20,695)	27,334	489	—	547
Equity earnings from subsidiaries	7,128	27,823	—	—	(34,951)	—

Net income (loss)	$547	$7,128	$27,334	$489	$(34,951)	$547

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Revenues:
Club operations	$—	$12	$315,410	$3,333	$—	$318,755
Fees and other	—	649	3,509	—	—	4,158

	—	661	318,919	3,333	—	322,913

Operating expenses:
Payroll and related	—	20,278	99,572	1,361	—	121,211
Club operating	—	1,489	106,591	848	—	108,928
General and administrative	—	3,231	19,096	308	—	22,635
Depreciation and amortization	—	3,072	27,568	271	—	30,911

	—	28,070	252,827	2,788	—	283,685

Operating income (loss)	—	(27,409)	66,092	545	—	39,228
Loss on extinguishment of debt	7,470	8,643	—	—	—	16,113
Interest expense	11,705	12,699	4,078	(11)	—	28,471
Interest income	—	(1,854)	(8)	—	—	(1,862)
Equity in the income of investees and rental income	—	(781)	(590)	—	—	(1,371)

Income before provision (benefit) for corporate income taxes	(19,175)	(46,116)	62,612	556	—	(2,123)
Provision (benefit) for corporate income taxes	(7,112)	(16,310)	23,166	135	—	(121)

Income (loss) before equity earnings	(12,063)	(29,806)	39,446	421	—	(2,002)
Equity earnings from subsidiaries	10,061	39,867	—	—	(49,928)	—

Net income (loss)	$(2,002)	$10,061	$39,446	$421	$(49,928)	$(2,002)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$547	$7,128	$27,334	$489	$(34,951)	$547

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,198	26,191	284	—	29,673
Compensation expense in connection with stock options	—	35	—	—	—	35
Noncash rental expense, net of noncash rental income	—	8	1,071	—	—	1,079
Interest expense on Senior Discount Notes	11,495	—	—	—	—	11,495
Amortization of debt issuance costs	243	984	—	—	—	1,227
Changes in operating assets and liabilities	(5,232)	1,315	18,257	(281)	—	14,059
Other	(7,111)	(26,926)	(683)	(524)	34,951	(293)

Total adjustments	(605)	(21,386)	44,836	(521)	34,951	57,275

Net cash (used in) provided by operating activities	(58)	(14,258)	72,170	(32)	—	57,822

Net cash used in investing activities	—	(208)	(44,614)	188	—	(44,634)

Net cash (used in) provided by financing activities	(36)	12,235	(14,089)	62	—	(1,828)

Net (decrease) increase in cash and cash equivalents	(94)	(2,231)	13,467	218	—	11,360
Cash and cash equivalents at beginning of period	274	3,425	51,327	2,480	—	57,506

Cash and cash equivalents at end of period	$180	$1,194	$64,794	$2,698	$—	$68,866

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006
(All figures in $’000s)
(Unaudited)

	TSI		Subsidiary	Non- Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from Operating Activities:
Net income (loss)	$(2,002)	$10,061	$39,446	$421	$(49,928)	$(2,002)

Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	—	3,072	27,568	271	—	30,911
Compensation expense in connection with stock options	—	961	—	—	—	961
Noncash rental expense, net of noncash rental income	—	(121)	186	—	—	65
Interest expense on Senior Discount Notes	11,480	—	—	—	—	11,480
Payment of interest on Payment-in-Kind Notes	—	(12,961)	—	—	—	(12,961)
Loss on extinguishment of debt	7,470	8,643	—	—	—	16,113
Amortization of debt issuance costs	215	902	—	—	—	1,117
Increase in reserve for self-insured liability claims	—	2,025	—	—	—	2,025
Landlord contributions to tenant improvements	—	—	6,413	—	—	6,413
Changes in operating assets and liabilities	(3,820)	19,048	—	—	—	15,228
Other	(12,733)	16,954	(63,970)	106	49,928	(9,715)

Total adjustments	2,612	38,523	(29,803)	377	49,928	61,637

Net cash provided by operating activities	610	48,584	9,643	798	—	59,635

Net cash used in investing activities	—	3,118	(45,168)	(123)	—	(42,173)

Net cash used in financing activities	(366)	(51,136)	(2,733)	—	—	(54,235)

Net increase (decrease) in cash and cash equivalents	244	566	(38,258)	675	—	(36,773)
Cash and cash equivalents at beginning of period	1	1,359	48,682	1,262	—	51,304

Cash and cash equivalents at end of period	$245	$1,925	$10,424	$1,937	$—	$14,531

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2006, we owned and operated 145 clubs that collectively served approximately 452,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
     Our revenues, operating income and net income for the quarter ended September 30, 2006 were $109.4 million, $15.2 million and $785,000, respectively. Our revenues, operating income and net loss for the nine-months ended September 30, 2006 were $322.9 million, $39.2 million and $2.0 million, respectively.
     Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of September 30, 2006, approximately 42% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 58% of our members participate in a gold membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.
     We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 38 locations (more than twice as many as our nearest competitor) and operate a total of 98 clubs under the New York Sports Clubs brand name within a 75-mile radius of New York City. We operate 21 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and are establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Clubs brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We consider that we have two principal sources of revenue:
•	Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 81.7% of our total revenue for the nine months ended September 30, 2006. We recognize revenue from membership dues in the month when the services are rendered. Approximately 93% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. Prior to January 1, 2006 the expected average life of a membership was 24 months. Effective January 1, 2006 we have revised this estimate to 30 months based on more favorable membership attrition trends.

•	For the nine months ended September 30, 2006, we generated 11.5% of our revenue from personal training and 5.5% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
The balance of our revenue (approximately 1.3% for the nine months ended September 30, 2006) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

     Revenue (in $’000s) is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
Membership dues	$78,133	79.6%	$87,257	79.7%	$230,203	79.4%	$257,160	79.6%
Initiation fees	2,896	2.9%	2,586	2.4%	9,018	3.1%	6,839	2.1%

Membership revenue	81,029	82.5%	89,843	82.1%	239,221	82.5%	263,999	81.7%

Personal training revenue	10,003	10.2%	11,564	10.6%	31,976	11.0%	36,915	11.5%
Other ancillary club revenue	6,180	6.3%	6,766	6.2%	15,924	5.5%	17,841	5.5%

Ancillary club revenue	16,183	16.5%	18,330	16.8%	47,900	16.5%	54,756	17.0%
Fees and Other revenue	988	1.0%	1,245	1.1%	2,921	1.0%	4,158	1.3%

Total revenue	$98,200	100.0%	$109,418	100.0%	$290,042	100.0%	$322,913	100.0%

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
     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of annual revenue. Expansion of certain facilities are also performed from time to time, when incremental space becomes available on attractive terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2005 and the first three quarters of 2006.

	2005					2006
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	135	138	138	138	135	139	143	142
New clubs opened	3	—	1	1	5	5	—	2
Clubs acquired	—	1	1	—	2	—	—	1
Clubs closed, relocated or sold (1)	—	(1)	(2)	—	(3)	(1)	(1)	—
Wholly owned clubs at end of period	138	138	138	139	139	143	142	145

Total clubs operated at end of period (2)	140	140	140	141	141	145	144	147

(1)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006.

(2)	Includes wholly owned and partly owned clubs. In addition, as of December 31, 2005 and September 30, 2006, we managed five university fitness clubs in which we did not have an equity interest.

Existing Club Revenue
          We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year. We define mature club revenue as revenue at those clubs that were operated by us for the entire period presented and that same entire period of the preceding year. Under this definition, mature clubs are those clubs that were operated for more than 24 months.
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
          Comparable club revenue growth was 7.8% and 7.9% for the three and nine months ended September 30, 2006. Mature club revenue growth was 7.0% and 6.9% for the three and nine months ended September 30, 2006.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2006	2005	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	39.1	36.3	39.3	37.5
Club operating	34.8	34.4	33.6	33.7
General and administrative	6.8	6.1	6.8	7.0
Depreciation and amortization	10.0	9.3	10.2	9.6

	90.7	86.1	89.9	87.8

Operating income	9.3	13.9	10.1	12.2
Loss on extinguishment of debt	—	6.8	—	5.0
Interest expense	10.7	6.7	10.7	8.8
Interest income	(0.6)	(0.4)	(0.5)	(0.6)
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.5)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	(0.3)	1.2	0.4	(0.6)
Provision (benefit) for corporate income taxes	(0.1)	0.5	0.1	(0.0)

Net income (loss)	(0.2)%	0.7%	0.3%	(0.6)%

   Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenues. Revenues increased $11.2 million, or 11.4%, to $109.4 million during the quarter ended September 30, 2006 from $98.2 million in the quarter ended September 30, 2005. Revenues increased during the quarter by $6.5 million, or 7.0%, at the Company’s mature clubs. During the quarter, revenue increased $6.7 million at the 16 clubs opened or acquired subsequent to September 30, 2004. These increases in revenue were offset by a $2.0 million revenue decrease related to the four clubs that were closed and/or relocated subsequent to July 1, 2005.
     Comparable club revenue increased 7.8% during the three months ended September 30, 2006 when compared to the same period of the prior year. This increase in comparable club revenue is due to a 4.8% increase in membership, a 1.9% increase in price and a 1.5% increase related to ancillary revenue, offset by a 0.4% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fee revenue recognized because a longer amortization period is being applied.

     Operating Expenses. Operating expenses increased $5.2 million, or 5.8%, to $94.2 million in the quarter ended September 30, 2006, from $89.0 million in the quarter ended September 30, 2005. The increase was due to the following factors:
     Payroll and related expenses increased by $1.3 million, or 3.5%, to $39.7 million in the quarter ended September 30, 2006, from $38.4 million in the quarter ended September 30, 2005. This increase was attributable to a 3.9% increase in the total months of club operation from 414 to 430, as well as the following:
•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $742,000 or 9.2%, due to an increase in demand for these programs.

•	Share-based compensation costs related to outstanding stock options increased $377,000 to $387,000 from $10,000 in the quarter ended September 30, 2005. These 2006 charges principally relate to common stock options that were issued to a departing executive.

•	Offsetting these aforementioned increases in the quarter ended September 30, 2006 was a $844,000 decrease in sales salary and commission and deferred sales related payroll costs. The increase in the estimated average-life of our memberships from 24 months to 30 months resulted in a reduction in amortization of deferred sales related payroll costs in the third quarter of 2006 compared to the third quarter of 2005.
     Club operating expenses increased by $3.6 million, or 10.3%, to $37.7 million in the quarter ended September 30, 2006, from $34.1 million in the quarter ended September 30, 2005. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $2.4 million. Rent and occupancy costs at clubs that have opened since October 1, 2005, or that are currently under construction, increased $1.9 million. The remaining $564,000 increase in rent and occupancy expenses relates to our clubs that were open prior to October 1, 2005.

•	Utility costs increased $1.1 million. We saw a $570,000 increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.
     General and administrative expenses in the quarter ended September 30, 2006, remained at $6.7 million as in the quarter ended September 30, 2005.
     Depreciation and amortization increased by $275,000, or 2.8%, to $10.1 million in the quarter ended September 30, 2006, from $9.9 million in the quarter ended September 30, 2005 principally due to new and expanded clubs.
     Loss on Extinguishment of Debt. During the third quarter of 2006 loss on extinguishment of debt was $7.4 million. On July 7, 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.
     Interest Expense. Interest expense decreased $3.1 million to $7.4 million during the quarter ended September 30, 2006 from $10.5 million in the quarter ended September 30, 2005. This decrease is a result of the June 8, 2006 redemption of $85.0 million of 9 5/8% Senior Notes and the July 7, 2006 redemption of $56.6 million of the 11% Senior Discount Notes.
     Interest Income. Interest income decreased $143,000 to $475,000 in the quarter ended September 30, 2006 from $618,000 in the quarter ended September 30, 2005 due to a decrease in the average cash balance in the quarter ended September 30, 2006 when compared to the same period of 2005.
     Provision for Corporate Income Taxes. We have recorded an income tax provision of $543,000 in the quarter ended September 30, 2006 compared to a benefit of $135,000 in the quarter ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenues. Revenues increased $32.9 million, or 11.3%, to $322.9 million during the nine months ended September 30, 2006 from $290.0 million in the nine months ended September 30, 2005. Revenues increased during the nine months ended September 30, 2006 by $19.0 million, or 6.9%, at the Company’s mature clubs. During the nine months ended September 30, 2006, revenue increased $19.2 million at the 16 clubs opened or acquired subsequent to September 30, 2004. These increases in revenue were offset by a $5.3 million revenue decrease related to the four clubs that were closed and relocated subsequent to July 1, 2005.
     Comparable club revenue increased 7.9% during the nine months ended September 30, 2006 when compared to the same period of the prior year. This increase in comparable club revenue is due to a 5.0% increase in membership, a 2.0% increase in price and a 1.6% increase in ancillary revenue, offset by a 0.7% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fees revenue recognized because a longer amortization period is being applied.
     Operating Expenses. Operating expenses increased $23.0 million, or 8.8%, to $283.7 million in the nine months ended September 30, 2006, from $260.7 million in the nine months ended September 30, 2005. The increase was due to the following factors:
     Payroll and related expenses increased by $7.2 million, or 6.4%, to $121.2 million in the nine months ended September 30, 2006, from $114.0 million in the nine months ended September 30, 2005. This increase was attributable to a 3.7% increase in the total months of club operation from 1,240 to 1,286, as well as the following:
•	During the first quarter of 2006 our former Chairman and certain executives entered into severance packages totaling an estimated $1.6 million. The total cost of these severance packages were recorded in the nine month period ended September 30, 2006 while no such costs were incurred in the same period of the prior year.

•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $2.9 million or 12.0%, due to an increase in demand for these programs.

•	Share-based compensation costs related to outstanding stock options increased $926,000 to $961,000 from $35,000 during the nine months ended September 30, 2005. These 2006 charges principally relate to common stock options that were issued to departing executives.

•	Offsetting these aforementioned increases during the nine months ended September 30, 2006 was a $3.1 million decrease in sales salary and commissions and deferred sales related payroll costs. The increase in the estimated average-life of our memberships from 24 months to 30 months resulted in a reduction in amortization of deferred sales related payroll costs in the nine month period ended September 30, 2006 compared to the same period of 2005.
     Club operating expenses increased by $11.6 million, or 11.9%, to $108.9 million in the nine months ended September 30, 2006, from $97.3 million in the nine months ended September 30, 2005. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $5.7 million. Rent and occupancy costs at clubs that have opened since October 1, 2005, or that are currently under construction, increased $4.5 million. Also, during the nine months ended September 30, 2006 we closed a club, and merged the membership base at this club into one of our newly opened nearby clubs. This resulted in a $225,000 lease termination expense. The remaining $1.0 million increase in rent and occupancy expenses relates to our clubs that were open prior to October 1, 2005.

•	Utility costs increased $4.3 million. We saw a $1.6 million increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.
     General and administrative expenses increased $2.8 million, or 14.3%, to $22.6 million in the nine months ended September 30, 2006 from $19.8 million in the nine months ended September 30, 2005.
•	In the nine months ended September 30, 2006 we incurred $1.7 million in costs related to the examination of strategic and financing alternatives while no such costs were recorded in the nine months ended September 30, 2005.

•	Liability and related insurance increased $1.0 million during the nine months ended September 30, 2006 when compared to the same period in 2005. The increase is related to an increase in premiums associated with the Company’s growth as well as an increase in general liability reserves. General liability reserves are based on an actuarial analysis of claims processed.
     Depreciation and amortization increased by $1.2 million, or 4.2%, to $30.9 million in the nine months ended September 30, 2006, from $29.7 million in the nine months ended September 30, 2005 principally due to new and expanded clubs.
     Loss on Extinguishment of Debt. Loss on extinguishment was $16.1 million during the nine months ended September 30, 2006. During the second quarter of 2006, the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the 9 5/8% Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment of debt. During the third quarter of 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.
     Interest Expense. Interest expense decreased $2.6 million to $28.5 million during the nine months ended September 30, 2006 from $31.1 million in the nine months ended September 30, 2005. This decrease results from the June 8, 2006 redemption of $85.0 million of 9 5/8% Senior Notes and the July 7, 2006 redemption of $56.6 million of the 35% of Senior Discount Notes, partly offset by an increase in the accretion on the Discount Notes issued in February 2004.
     Interest Income. Interest income increased $410,000 to $1.9 million in the nine months ended September 30, 2006 from $1.5 million in the nine months ended September 30, 2005 due to increases in the rate of interest earned on invested cash.
     Provision for Corporate Income Taxes. We have recorded an income tax benefit of $121,000 in the nine months ended September 30, 2006 compared to a income tax provision of $420,000 in the nine months ended September 30, 2005. During the nine months ended September 30, 2006 the Company recorded discrete income tax charges totaling $751,000 to reflect the reduction in state tax benefits associated with our use of IPO proceeds.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2006 was $59.6 million compared to $57.8 million during the nine months ended September 30, 2005. Net cash flows from operations have increased due to the increase in operating income excluding the effects of accreted interest expense, depreciation and amortization. Net changes in operating assets and liabilities, including the increase in deferred revenue, and a decrease in prepaid corporate income taxes, have further contributed to the overall increase in cash flows from operations.
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
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance the purchase of property and equipment by using cash. Net cash used in investing activities was $42.2 million and $44.6 million during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, we spent $12.8 million on upgrading existing clubs, $2.6 million on management information enhancements, $819,000 for the acquisition of a club and $26.0 million to build new clubs. For the year ended December 31, 2006, we estimate we will invest a total of $65.0 million in capital expenditures and a club acquisition. This amount includes $15.6 million to continue to upgrade existing clubs and $4.3 million to enhance our management information systems. The remainder of our 2006 capital expenditures will be committed to build or expand clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand, and to the extent needed, borrowings from our Senior Credit Facility.
     Financing Activities. Net cash used in financing activities was $54.2 million for the nine months ended September 30, 2006 compared to $1.8 million in 2005.
     The registration statement filed in connection with the Company’s IPO, as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares began trading on the NASDAQ Stock Market on June 2, 2006 under the National Market symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 to 1 common stock split. The 1,309,123 shares outstanding on December 31, 2005 have been adjusted accordingly to 18,327,722. The Company closed this transaction and received proceeds from the IPO on June 7, 2006. The IPO consists of 8,950,000 shares of common stock, which includes 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91.8 million. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7.7 million. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85.0 million of 9 5/8% Senior Notes, due 2011.
     On June 8, 2006 the Company paid $93.0 million to redeem $85.0 of the outstanding principal of the 9 5/8% Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest.
     On July 7, 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million.
     As of September 30, 2006, our total consolidated debt was $278.3 million. This substantial amount of debt could have significant consequences, including:
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
     As of September 30, 2006, TSI had $170.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in April 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.
     As of September 30, 2006 we had $107.9 million of 11% Senior Discount Notes outstanding. On July 7, 2006 the accreted principal on the Senior Notes was reduced by $56.6 million in connection with the redemption of 35% of these notes.
     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio and a maximum permitted total leverage ratio. Given the Company’s operating plans and expected performance for 2006, the Company expects it will continue to be in compliance with its covenants. These covenants may limit TSI’s ability to incur additional debt. As of September 30, 2006, permitted borrowing capacity of $75,000 was not restricted by the covenants. Loans under the Senior Credit Facility will, at TSI’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at September 30, 2006 and outstanding letters of credit issued totaled $11.0 million. TSI is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of September 30, 2006 was $64.0 million. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.
     As of September 30, 2006, we had $14.5 million of cash and cash equivalents.
     We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2007. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2007. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.
     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7%, and are generally non-collateralized. The notes are due on various dates through 2009.
     The aggregate long-term debt, and operating lease obligations as of September 30, 2006 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-Term Debt(1)	$459,260	$16,615	$42,977	$226,952	$172,716
Operating Lease Obligations(2)	763,489	65,091	132,937	124,957	440,504

Total Contractual Cash Obligations	$1,222,749	$81,706	$175,914	$351,909	$613,220

     Notes:
(1)	The long-term debt contractual cash obligations include principal and interest payment requirements. Interest on our 9 5/8% Senior Notes amounts to $16.4 million annually.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on in real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the year ending December 31, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for the Company. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.
Forward-Looking Statements
     Certain statements in this report, Form 10-Q, of the Company for the nine-month period ended September 30, 2006 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein (including under the caption “Risk Factors”) and in other SEC filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2006, our interest income from cash equivalents would have increased by approximately $355,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during this period.
     For additional information concerning the terms of our fixed-rate debt see Note 6 to our December 31, 2005 financial statements filed with our final prospectus related to our IPO filed with the SEC on June 1, 2006.

ITEM 4. Controls and Procedures.
     (a) As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were reasonably designed and effective, reasonably ensuring that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     The Company and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, Kings County, on April 4, 2001, seeking damages for personal injuries. Following a trial, the Company received a directed verdict for indemnification against one of the Company’s contractors and the plaintiff received a jury verdict of approximately $8.9 million in his favor. Both of those verdicts are being appealed and the Company has filed an appeal bond in the amount of $1.8 million in connection with those appeals. The Company is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict. Depending on the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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

ITEM 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
ITEM 5. Other Information.
     Not applicable.
ITEM 6. Exhibits.
Exhibits

Exhibit 10.27	Third Amendment, dated as of July 7, 2006, to the Credit Agreement dated April 16, 2003 incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 11, 2006

Exhibit 31.1	Certification by Robert Giardina pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Richard Pyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by Robert Giardina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by Richard Pyle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL
HOLDINGS, INC.

DATE: November 3, 2006
	By:	/s/ Richard Pyle
Richard Pyle
Chief Financial Officer
(principal financial, accounting officer)

DATE: November 3, 2006
	By:	/s/ Robert Giardina
Robert Giardina
Chief Executive Officer
(principal executive officer)