Form 10-K
period 2006-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2007-03-13
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

Commission file number: 000-52013
Town Sports International Holdings, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0640002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 SEVENTH AVENUE — 25TH FLOOR	10106
NEW YORK, NEW YORK	(Zip code)
(Address of principal executive offices)

(212) 246-6700
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $12.20 (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of March 6, 2007, there were 25,977,068 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed not later than April 30, 2007, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

In this Form 10-K, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, and references to “TSI, LLC” and “TSI, Inc.” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.).

i

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2006 are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks, and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission (“SEC”) filings by us. The information contained herein represents our best judgment as of the data hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect developments or information obtained after the date hereof and disclaim any legal obligation to the contrary. Such statements also will be influenced by the factors described below in “Item 1A. Risk Factors”.

PART I

Item 1.	Business

General

We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club operator in the United States, in each case as measured by number of clubs. As of December 31, 2006, we owned and operated 147 fitness clubs and partly owned and operated two fitness clubs. These 149 clubs collectively served approximately 453,000 members. We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and home. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.

Our revenues, operating income, net income and EBITDA for the year ended December 31, 2006 were $433.1 million, $53.0 million, $4.6 million and $95.7 million, respectively. Our revenues, operating income, net income and EBITDA for the year ended December 31, 2005 were $388.6 million, $40.3 million, $1.8 million and $81.6 million, respectively.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2006, approximately 42% of our members participated in our Passport Membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 58% of our members participate in a Gold Membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.

We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 38 locations (more than twice as many as our nearest competitor) and operated a total of 99 clubs under the New York Sports Clubs brand name within a 75-mile radius of New York City as of December 31, 2006. We operated 21 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and seven clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of December 31, 2006. In addition, we operated three clubs in Switzerland as of December 31, 2006. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

Over our 33-year history, we have developed and refined club formats that allow us to cost-effectively construct and efficiently operate our fitness clubs. Our formats are flexible enough to adapt to the difficult real estate environments in our markets. They are designed to accommodate fitness-only clubs averaging 20,000 square feet and multi-recreational clubs averaging 40,000 square feet. The average size of our clubs in total is approximately 25,000 square feet. Clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting the quality exercise experience that we strive to make available to our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps.

Industry Overview

Total U.S. fitness club industry revenues increased at a compound annual growth rate, or CAGR, of 7.5% from $8.3 billion in 1996 to $15.9 billion in 2005, according to the International Health, Racquet and Sportsclub Association, or IHRSA. Total U.S. fitness club memberships increased at a compound annual growth rate of 5.2% from $26.2 million in 1996 to 41.3 million in 2005, according to IHRSA. The total number of club memberships remained the same from 2004 to 2005.

U.S. Fitness Club Industry Revenues

($ in billions)

IHRSA Profiles of Success 2006; IHRSA Global Report 2006.

U.S. Fitness Club Memberships

(in millions)

IHRSA/ American Sports Data Health Club Trend Report.

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation and the coming of age of their offspring, the “echo boomers” (ages nine to 27). Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2001), have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased significantly from 11.0% in 1996 to 15.5% in 2005, according to the IHRSA/ American Sports Data Health Club Trend Report.

As a large operator with recognized brand names, leading regional market shares and an established operating history, we believe we are well positioned to benefit from these favorable industry dynamics.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.  We are the fourth largest fitness club operator in the United States, as measured by number of clubs. We are also one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York and Boston regions, and we believe we are the second largest owner and operator in the Washington, D.C. region and the third largest in the Philadelphia region. We attribute our leadership positions in these markets in part to the strength of our localized brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy providing significant benefits to members.  By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through our Passport Membership, which provides the convenience of having fitness clubs near a member’s work and home. Approximately 42% of our members have a Passport Membership plan, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In addition, our regional clustering strategy is attractive to corporations seeking group memberships.

Regional clustering strategy designed to maximize revenues and achieve economies of scale.  We believe our regional clustering strategy allows us to maximize revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis, which new entrants into the market will have difficulty achieving. Regional clustering has allowed us to create an extensive network of clubs in our core markets, in addition to a widely recognized brand with strong local identity. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to effectively compete with us. We believe that this would be difficult given the relative scarcity of suitable sites in our markets. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses, and to reduce our capital spending needs.

Expertise in site selection and development process.  We believe that our expertise in site selection and development provides a significant advantage over our competitors given the real estate markets in the metropolitan areas in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a rigorous process involving demographic and competitive analysis, financial modeling, site selection, and negotiation of lease and acquisition terms to ensure that a location meets our criteria for a model club. We believe our flexible club formats are well suited to the challenging real estate environments in our markets.

Proven and predictable club-level economic model.  We opened or acquired 105 clubs, net of closures, from the inception of our business through December 31, 2000. Of these, our 95 wholly owned clubs that have been in operation from January 1, 2001 through December 31, 2006 generated revenues and operating income (after corporate expenses allocated on a revenue basis) of $300.0 million and $54.6 million, respectively, during the year ended December 31, 2006, as compared to $259.8 million and $35.4 million, respectively, during the year ended December 31, 2001. We believe that the track record of our mature clubs provides a reasonable basis for expected improved performance in our recently opened clubs. In addition, for the year ended December 31, 2006, revenues from clubs that have been open for more than 24 months grew at 7.0%. Further, we have demonstrated our ability to deliver similar club-level returns in varying club formats and sizes.

Experienced management team.  We believe that our management team is one of the most experienced management teams in the industry. Our three most senior executives have over 60 years of combined experience in the fitness club industry and have been working together at Town Sports since 1990. We believe that our management has the depth, experience and motivation to manage our growth.

Business Strategy

We intend to continue to grow our revenues, earnings and cash flows using the following strategies:

Drive comparable club revenue and profitability growth.  For the year ended December 31, 2006, comparable club revenue growth was 7.9%. We define comparable club revenues as revenues at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenues for the thirteenth month and thereafter as compared to the same period during the prior year. Our comparable club revenues increased as a result of our strategic initiatives, including our, commit membership plan and focus on growing ancillary revenues. The commit membership model that we implemented in 2003 encourages new members to commit to a one- or two-year membership at a discount to our month-to-month plan. Since the implementation of the new membership model, attrition rates have declined dramatically and comparable club revenues have increased. We intend to capitalize on this momentum to drive revenue and profitability growth by increasing our membership base as well as the amount of revenue that we generate from each member. We expect our margins will also continue to improve as the positive comparable club revenue growth allows us to leverage our fixed-cost base.

Increase number of clubs by expanding within regional clusters.  We intend to strengthen our market position and to increase revenues and earnings in our existing markets through the opening of new clubs and the acquisition of existing clubs. Our expertise in the site selection and development process combined with our proven and predictable club-level economic model enables us to generate attractive returns from the opening of new clubs. We have currently identified over 200 fitness-only and multi-recreational locations in our existing markets that we believe possess the criteria for a model club. In addition, we have identified further growth opportunities in secondary markets located near our existing markets.

Grow ancillary and other non-membership revenues.  We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $47.2 million, or 14.8% of revenues for the year ended December 31, 2002, to $77.3 million, or 17.9% of revenues for the year ended December 31, 2006. We intend to continue to expand the current range of value-added services and programs that we offer to our members, such as personal training, massage, Sports Clubs for Kids and Small Group Training. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Realize benefits from maturation of recently opened clubs.  From January 1, 2005 to December 31, 2006, we opened or acquired 18 clubs. We believe that our recent financial performance does not fully reflect the benefit of these clubs. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of these 18 clubs will significantly improve as the clubs reach maturity.

Execute new business initiatives.  We continually undertake initiatives to improve our business. For example, we have undertaken a significant study of various pricing and membership structure initiatives across our portfolio of clubs to seek to influence attrition and average length of membership. We have also improved the process surrounding the opening of newly constructed clubs to yield higher membership revenue in the first months of operation. In addition, we undertook a statistical multi-variable testing study and found a number of initiatives that could be undertaken to improve our business. Of those, we tested 25 and have implemented seven initiatives in a combination that we believe have increased our membership and ancillary revenues and reduced attrition. Separately, we have a corporate sales division that targets or focuses on companies with more than 100 employees. In addition, we established an on-line corporate sales program to support the division in 2005, which have led to an increase in corporate sales. These changes will lead to an increase in new corporate memberships in the future.

Company History

We were founded in 1973. Since our three most senior executives began working together for us in 1990, through the end of 2006:

•	we grew our number of clubs from nine to 149;

•	we grew our revenues at a compound annual growth rate of 26.0%, from $10.8 million to $433.1 million;

•	we improved our annual operating income from $0.1 million to $53.0 million;

•	we moved from an annual net loss of $0.6 million to net income of $4.6 million; and

•	we grew our EBITDA at a compound annual growth rate of 34.9%, from $0.8 million to $95.7 million.

In the mid-1990s, we began a period of rapid growth by acquiring individual clubs and two-to-six club chains in suburban regions. After the terrorist attacks of September 11, 2001, we shifted our focus from growth to improving operations at our existing clubs and understanding the changing market dynamics in the metropolitan areas in which we operated. By 2004, after beginning to see the benefits of our strategic initiatives, including the selling of one-and two-year commit memberships, we returned our focus to the development of new clubs.

Recent Events

Initial Public Offering

On June 7, 2006, the Company completed an initial public offering (“IPO”) consisting of 8,950,000 shares of common stock, of which 7,650,000 shares were issued by the Company and 1,300,000 shares were sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock, which were sold indirectly by the Company at a price to the public of $13.00 per share, resulted in net proceeds of $91.8 million. These proceeds were net of underwriting discounts and commissions and offering costs payable by the Company totaling $7.7 million. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014 (the “Senior Discount Notes”), and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85.0 million of 9 5/8% Senior Notes, due 2011 (the “Senior Notes”).

New Senior Credit Facility

On February 27, 2007, the Company entered into a $260.0 million senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185.0 million Initial Term Loan Facility, a $75.0 million Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100.0 million which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI, LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI, LLC. The New Senior Credit Facility replaces the existing senior secured credit facility (the “Senior Credit Facility”). Fees and expenses associated with this transaction approximate $3.0 million. The terms of the New Senior Credit Facility are set forth in a Credit Agreement dated as of February 27, 2007 (the “New Credit Agreement”) among the Company, TSI, LLC, Deutsche Bank Trust Company Americas, as administrative agent and the lenders named therein.

A portion of the proceeds were used to purchase $165.5 million aggregate principal amount of Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4.5 million, together with call premium of $0.2 million, on April 15, 2007, the redemption date. Accrued interest on the Senior Notes totaling $6.0 million was also paid at closing. The Company incurred $8.8 million of tender premium and approximately $0.3 million fees and expenses related to the tender of these Senior Notes.

Net deferred financing costs related to the New Senior Credit Facility and the Senior Notes totaling approximately $3.2 million will be expensed in the first quarter of 2007.

Borrowings under the Initial Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The Initial Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $0.46 million per quarter beginning on June 30, 2007.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder.

TSI, LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company’s secured leverage ratio as of February 27, 2007 was within Level 3 range.

Marketing

Our marketing campaign, which we believe has increased awareness of our brand names, is directed by our marketing department which is headed by the Chief Executive Officer and our Vice President of Marketing. This team develops advertising strategies to convey each of our regionally branded networks as the premier network of fitness clubs in its region. Our marketing team’s goal is to achieve broad awareness of our regional brand names primarily through radio, television, newspaper, billboard and direct mail advertising. We believe that clustering clubs creates economies in our marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

Advertisements generally feature creative messages that communicate the serious approach we take toward fitness in a humorous tone, rather than pictures of our clubs, pricing specials or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training. From time to time, we also offer reduced initiation fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs.

We also engage in public relations and special events to promote our image in the local communities. We believe that these public relations efforts enhance the image of our local brand names in the communities in which we operate. We also seek to build our community image through advertising campaigns with local and regional retailers.

Our principal web site, www.mysportsclubs.com, provides information about club locations, program offerings, exercise class schedules and on-line promotions. The site also allows our members to give us direct feedback on all of our services and offerings. We also use the site to promote career opportunities with us.

Sales

Sales of new memberships are generally handled at the club level. We employ approximately 440 “in-club” membership consultants who are responsible for new membership sales. Each club generally has two to four consultants. These consultants report directly to the club general manager, who in turn reports to a district manager. Membership consultants’ compensation consists of a base salary plus commission. Sales commissions range from $45 to $70 per new member enrolled. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete a two-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants emphasize:

•	the proximity of our clubs to concentrated commercial and residential areas convenient to where target members live and work;

•	the obligation on the part of the enrollee;

•	the price/value relationship of a Town Sports membership;

•	access to value-added services; and

•	the variety and selection of equipment and exercise classes.

A team of corporate membership consultants actively markets to larger corporations that have employees located in our markets. A separate corporate sales division was started in 2004 that currently has 20 full-time employees pursuing companies with more than 100 employees. In addition, a new on-line corporate sales program was established in 2005, which led to an increase in corporate sales. We believe this focus will continue to lead to new corporate participation in the future.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations. We have a streamlined membership structure designed to simplify our sales process. In addition, our proprietary centralized computer software ensures consistency of pricing and controls enrollment processing at the club level. As of December 31, 2006, our existing members were enrolled under two principal types of memberships:

•	The Passport Membership, ranging in price from $49 to $95 per month, is our higher priced membership and entitles members to use any of our clubs at any time. This membership is held by approximately 42% of our members. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, at a price of $115 per month.

•	The Gold Membership, ranging in price from $39 to $81 per month based on the market area of enrollment, enables members to use a specific club at any time and any of our clubs during off-peak times. This membership is held by approximately 58% of our members.

By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through a Passport Membership, which provides the convenience of having fitness clubs near a member’s work and home. Approximately 42% of our members have the Passport Membership plan, and because these memberships offer broader privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming, basketball, children’s programs, tennis and squash, without offering them at each location.

Historically, we have sold month-to-month membership payment plans that are generally cancelable by our members at any time with 30 days’ notice. We implemented a commit membership model in October 2003 in an effort to improve our membership retention and to offer our members a wider range of membership types. The model encourages new members to commit to a one- or two-year membership, because these memberships are priced at a moderate discount to the month-to-month plan. During 2006, 96% of our newly enrolled members opted for a commit membership program. As of December 31, 2006, approximately 27% of our members originated under a month-to-month non-commit membership plan and 73% originated under a commit membership plan. We believe members prefer to have the choice to commit for a year or two or to have the flexibility of the month-to-month non-commit plan.

In joining a club, a new member signs a membership agreement that obligates the member to pay a one-time initiation fee, a one-time processing fee and monthly dues on an ongoing basis. Monthly electronic funds transfer, or EFT, of individual membership dues on a per-member basis averaged $71.45 per month for the year ended December 31, 2006. Together, initiation fees and processing fees collected for new EFT members averaged $69.47 for the year ended December 31, 2006. We collect approximately 94.0% of all monthly membership dues through EFT and EFT revenue constituted approximately 75.0% of consolidated revenue for the year ended December 31, 2006. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department. During 2005, we increased our collection efforts and retained a third-party collection agency, and have seen an improvement in collections of our receivables. We believe that our EFT program of monthly dues collection provides a predictable and stable cash flow for us, reduces the traditional accounts receivable function and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection and working capital management. In addition, it enables us to increase our existing member dues in an efficient and consistent manner, which we typically do annually by between 1% and 3%, in line with increases in the cost of living.

	For the Month Ended December 31, (in $000s)
	2002	2003	2004	2005	2006

Monthly consolidated net EFT revenue	$21,204	$21,303	$22,274	$25,190	$28,600
Increase over prior year	15.7%	0.5%	4.6%	13.1%	13.5%

Non-Membership Revenue

Over the past five years, we have expanded the level of ancillary club services provided to our members. Non-membership club revenue has increased by $30.1 million from $47.2 million in 2002 to $77.3 million in 2006. Increases in personal training revenue in particular have contributed $21.1 million of the increase in ancillary revenue during this period. In addition, we have added Sports Clubs for Kids and Small Group Training (both additional fee for service programs) at selected clubs. Non-membership club revenue as a percentage of total revenue has increased from 14.8% for the year ended December 31, 2002 to 17.9% for the year ended December 31, 2006. Personal training revenue as a percentage of revenues increased from 8.9% of revenue in 2002 to 11.4% of revenue in 2006.

	For the Year Ended December 31, (in $000s)
	2002	%	2003	%	2004	%	2005	%	2006	%

Total revenue	$318,055	100.0%	$341,172	100.0%	$353,031	100.0%	$388,556	100.0%	$433,080	100.0%
Non-Membership Revenue:
Personal training revenue	28,450	8.9%	31,170	9.1%	34,821	9.9%	42,277	10.9%	49,511	11.4%
Other ancillary club revenue	16,481	5.2%	17,269	5.1%	18,199	5.1%	20,139	5.2%	22,863	5.3%
Fees and other revenue	2,238	0.7%	2,707	0.8%	4,856	1.4%	4,413	1.1%	4,942	1.2%

Total non-membership revenue	$47,169	14.8%	$51,146	15.0%	$57,876	16.4%	$66,829	17.2%	$77,316	17.9%

Club Format and Locations

Our clubs are typically located in well established, middle- or upper-income residential, commercial or mixed urban or suburban neighborhoods within major metropolitan areas that are capable of supporting the development of a cluster of clubs. Our clubs generally have high visibility and are easily accessible. In the New York City, Boston and Washington, D.C. markets, we have created clusters of clubs in urban areas and their commuter suburbs aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services. We are establishing a similar cluster in Philadelphia.

Approximately 74% of the clubs we operate are fitness-only clubs and the remainder are multi-recreational. Our fitness-only clubs generally range in size from 10,000 to 35,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs vary in size from 15,000 square feet to 90,000 square feet, with one club being 200,000 square feet. The average multi-recreational club size is 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is college-educated, between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

We have experienced significant growth over the past five years through a combination of acquiring existing, privately owned, single and multi-club businesses, and developing and opening new club locations that we have constructed. From January 1, 2002 to December 31, 2006, we have acquired 10 existing clubs and opened 31 new clubs. In addition, during this period, we have relocated or closed ten clubs and sold one club to increase our total clubs under operation from 119 to 149. For the year ended December 31, 2006, we opened 10 new clubs, acquired one club, and closed three clubs, to increase our total clubs under operation to 149.

We engage in detailed site analyses and selection processes based upon information provided by our development software to identify potential target areas for additional clubs based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. Since December 31, 2006, we have opened three clubs. In addition, we currently have 16 lease commitments and 15 signed term sheets and have identified approximately 200 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate.

Our facilities include a mix of state-of-the-art cardiovascular equipment, including upright and recumbent bikes, steppers, treadmills and elliptical motion machines; strength equipment and free weights, including Cybex, Nautilus, TechnoGym, Strive, Precor and Hammer Strength equipment; group exercise and cycling studios; the Sportsclub Network entertainment system; locker rooms, including shower facilities, towel service and other amenities, such as saunas; babysitting; and a pro-shop. Each of our clubs is equipped with automated external defibrillators. Personal training services are offered at all locations and massage is offered at many clubs, each at an additional charge. At certain locations, additional facilities are also offered, including swimming pools and racquet and basketball courts. Also, we have significantly expanded the availability of fee-based programming at many of our clubs, including programs targeted at children, members and non-member adult customers.

We also offer our Xpressline strength workout at all of our clubs. Xpressline is a trainer-supervised, eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels. This service is provided for free to our members. We also provide FitMap, which is a visual tool that provides our members with guidance on how to use our equipment through safe progressions of difficulty.

We have over 5,500 Sportsclub Network personal entertainment units installed in our clubs. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for television viewing. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

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

Corporate functional departments have been established to complement each specific area of our clubs’ services, such as sales, training, group exercise programs, fitness equipment, programming, personal training, facility and equipment maintenance, procurement and laundry. We have established a Learning and Development department to assume the management of existing sales and fitness training programs and to build training programs to support training in leadership, operations management, information technology and customer service. The first modules of these programs were introduced in the first quarter of 2006. This centralization allows local general managers at each club to focus on sales, customer service, club staffing and providing a high-quality exercise experience.

Our club support group acts as the coordinator for all departments, and ensures consistency of policies and procedures across the entire organization.

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

Sports Clubs for Kids.  During 2000, we began offering programs for children under the Sports Clubs for Kids brand. As of December 31, 2006, Sports Clubs for Kids was operating in 21 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. In addition to extending fitness offerings to a demographic group not previously served by us, we expect that Sports Clubs for Kids programming will help position our multi-recreational clubs as family clubs, which we believe will provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive “learn-to-play” sports programs. In selected locations, we also offer laser tag.

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

In 2003, we implemented a fully integrated club management system. This system incorporates browser-based technology and open architecture to allow for scalability to support our projected growth and diversification of services. This system provides enhanced functionality for member services, contract management, electronic billing, point of sale, scheduling resources and reservations. This club management system is enhanced to extend support for new business functionalities, new club models and to integrate with other applications. Integration of the club management system with a customer relationship system is currently in test. During 2005, we developed a new application utilizing business intelligence tools and data warehousing capabilities to enable enhanced managerial and analytical reporting of sales and operations.

We are in the process of implementing a human resources management system that provides enhanced capabilities for talent management, including recruiting, employee and manager self service, and evaluations and financial planning for staffing. The system will be merged with the existing timekeeping system and integrated with payroll and relevant financial applications for complete automation of compensation processing and management for all employees.

We re-launched our web site in 2005 utilizing new architecture to allow for flexibility in product offerings, online corporate sales, promotion and contest presentations, member self service, surveying and enhanced member options. During 2006, the internet capabilities were expanded to include more member focused features and sales of trial memberships. We have built an intranet to provide a portal for the various browser-based applications that we utilize internally. Our intranet features support for corporate communications, human resources programs and training.

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site in Pennsylvania online. The disaster recovery facility utilizes replication tools to provide fail over capabilities for supporting our club operations and company communications.

During 2007, we expect to enhance both internal and external reporting capabilities with the implementation of the Oracle suite of accounting programs throughout the organization. We will be replacing our existing general ledger and accounts payable and our fixed asset accounting systems with an integrated Oracle product that includes a fully integrated suite of accounting programs as well as lease management and cash management capabilities. We will also replace our construction accounting and purchasing system with Oracle’s integrated construction project costing and online purchasing software later in the year.

Strategic Planning

During 2001, we began a strategic planning process. By 2004, our strategic plan had become an integral part of the decision-making process of our Executive Committee, which is comprised of our Chief Executive Officer,

President and Chief Development Officer, Chief Financial Officer, Chief Information Officer and Chief Operations Officer.

Our strategic plan’s objectives have produced significant changes in our approach to our brand, our core business development process, our customer experience, our sales process and our technology strategy. Among these changes is a flattening of our club management structure, giving in-club management broader responsibility. This was coupled with a reduction of the span of control of district managers so that they can focus on fewer locations as they take on broader responsibilities. Together with our information technology strategies, such changes reduced the administrative burden placed upon our club management staff and provided a platform for improved customer service. Additional objectives have resulted in, among other changes, the realignment of direct responsibility for the in-club membership sales process, a division handling corporate sales activity and club-level responsibility for personal training sales and service delivery.

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

Intellectual Property

We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including New York Sports Clubs, Washington Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Companiesgetfit.com, Sports Clubs for Kids, “           Better.”, TSI and Town Sports International. We continue to register other trademarks and service marks as they are created.

Competition

The fitness club industry is competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 12,608 in 1995 to 29,069 in 2005. While we do not believe that we face any dominant competitors in our markets, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry.

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

Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for the de-conditioned market. We also face competition from club operators offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban fitness-only formats.

Competitive Position Measured by Number of Clubs

	Number of
Market	Clubs	Position

Boston metro	21	Leading operator
New York metro	99	Leading operator
Philadelphia metro	7	# 3 operator, although leader in urban center
Washington, D.C. metro	19	# 2 operator, although leader in urban center
Switzerland	3	Local operator only

We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies that are larger and have greater resources than us, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates and/or newly constructed club locations. This increased competition could increase our costs associated with expansion through both acquisitions and for real estate availability for newly constructed club locations.

We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are significant barriers to entry in our metropolitan areas, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one, or a series of, acquisitions.

Government Regulation

Our operations and business practices are subject to federal, state and local government regulation in the various jurisdictions in which our clubs are located, including: (1) general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships, (2) state and local health regulations and (3) federal regulation of health and nutritional supplements.

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

Under so-called state “cooling-off” statutes, a new member has the right to cancel his or her membership for a short period after joining, set by the applicable law in the relevant jurisdiction and, in such event, is entitled to a refund of any initiation fee and dues paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions. In each instance, the canceling member is entitled to a refund of unused prepaid amounts only. Furthermore, where permitted by law, a fee is due upon cancellation and we may offset such amount against any refunds owed.

In recent years, certain of the states that we operate in passed legislation to require sales tax to be collected on our membership dues. This has had the effect of increasing the monthly dues payments our members are required to remit.

Employees

At December 31, 2006, we had approximately 8,600 employees, of whom approximately 3,000 were employed full-time. Approximately 390 employees were corporate personnel working in our Manhattan, Boston, Philadelphia or Washington, D.C. offices. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and consider our relations with our employees to be good.

Item 1A.	Risk Factors

The risks described below could have a material and adverse impact on our business, results of operations and financial condition.

Risks Related to Our Business

We may be unable to attract and retain members, which could have a negative effect on our business.

The performance of our clubs is dependent on our ability to attract and retain members and we may not be successful in these efforts. Many of our members can cancel their club membership at any time under certain circumstances. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including harm to our reputation, a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions. As a result of these factors, membership levels might not be adequate to maintain or permit the expansion of our operations. In addition, a decline in membership levels may have a material adverse effect on our performance, financial condition and results of operations.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2006, we operated 99 fitness clubs in the New York metropolitan market, 21 fitness clubs in the Boston market, 19 fitness clubs in the Washington, D.C. market, seven fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as, economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

The level of competition in the fitness club industry could negatively impact our revenue growth rates and profits.

The fitness club industry is competitive and continues to become more competitive. We compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. We might not be able to compete effectively in the future in the markets in which we operate. Competitors may include companies that are larger and have greater resources than us, and they may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or newly constructed club locations, thereby increasing costs associated with expansion through both acquisitions and lease negotiation and real estate availability for newly constructed club locations.

Competitors offering lower pricing and a lower level of service could compete effectively against our facilities if such operators are willing to accept operating margins that are lower than ours. Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for the de-conditioned market. We also face competition from competitors offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban, fitness-only models.

In addition, large competitors could enter the urban markets in which we operate to attempt to open a chain of clubs in these markets through one, or a series of, acquisitions.

If we are unable to identify and acquire suitable sites for new clubs, our revenue growth rate and profits may be negatively impacted.

To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites that meet our criteria, and as a result, we may lose those sites, our competitors could copy our format or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new club.

We may experience prolonged periods of losses in our recently opened clubs.

We have opened a total of 15 new club locations that we have constructed in the 24-month period ended December 31, 2006. Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a mature club. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as increased depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations.

We could be subject to claims related to health or safety risks at our clubs.

Use of our clubs poses some potential health or safety risks to members or guests through exertion and use of our services and facilities, including exercise equipment. Claims against us for injury suffered by, or death of members or guests while exercising at a club might be asserted. We might not be able to successfully defend such claims. Additionally, we might not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims.

Depending upon the outcome, these matters may have a material effect on our consolidated financial position, results of operations or cash flows.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team, particularly Robert J. Giardina, Chief Executive Officer; Alexander A. Alimanestianu, President and Chief Development Officer; Richard G. Pyle, Chief Financial Officer; Randall C. Stephen, Chief Operating Officer, and Jennifer Prue, Chief Information Officer. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

We are subject to extensive government regulation and changes in these regulations could have a negative effect on our financial condition.

Our operations and business practices are subject to Federal, state and local government regulation in the various jurisdictions in which our clubs are located, including: (1) general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships and (2) state and local health regulations.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operating results or the market on which our common stock trades. Our geographic concentration in the major cities in the Northeast and Mid-Atlantic regions and, in particular, the New York and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members, the markets for our services and the market for our common stock are uncertain; however, their occurrence can be expected to further negatively affect the United States economy generally, and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.

Disruptions and failures involving our information systems could cause customer dissatisfaction and adversely affect our billing and other administrative functions.

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

We use a fully integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. Correcting any disruptions or failures that affected our proprietary system could be difficult, time-consuming or expensive because we would need to use contracted consultants familiar with our system.

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site in Pennsylvania online. The disaster recovery facility utilizes replication tools to provide fail over capabilities for supporting our club operations and company communications. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage either our primary or back-up systems. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose members and adversely affect our business and results of operations.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue increases and our operating margins.

We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We opened 11 clubs in 2006, and three clubs since December 31, 2006. In addition, we currently have 16 clubs for which we have signed lease commitments and an additional 15 for which we have signed term sheets. Each of these projected 31 openings is in an existing market. With respect to existing markets, it has been our experience that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets, and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

Another result of opening new clubs is that our club operating margins may be lower than they have been historically while the clubs build a membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened clubs to affect our club operating margins at these new clubs.

Our continued growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

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

The requirements of being a company with listed public equity may strain our resources and distract our management.

As a company with listed public equity, we are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, the Sarbanes-Oxley Act of 2002, and NASDAQ Stock Market rules promulgated in response to the Sarbanes-Oxley Act. These requirements, such as Section 404 of the Sarbanes-Oxley Act, may place a strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. NASDAQ Stock Market rules require that a majority of our board of directors be comprised of independent directors and certain committees of our board of directors be comprised solely of independent directors. In addition, resignations or other changes in the composition of our board could make it difficult for us to continue to comply with these rules in a timely manner, which could result in the delisting of our common stock from The NASDAQ Stock Market.

Delays in new club openings could have a material adverse effect on our financial performance.

In order to meet our objectives, it is important that we open new clubs on schedule. A significant amount of time and capital expenditures is required to develop and construct new clubs. If we are significantly delayed in the opening of these clubs, our competitors may be able to open new clubs in the same market before we open ours. This change in the competitive landscape could negatively impact our pre-opening sales of memberships. In addition, delays in opening new clubs could hurt our ability to meet our growth objectives. Our ability to open new clubs on schedule depends on a number of factors, many of which are beyond our control. These factors include:

•	In the case of new or re-developed buildings, the delivery of our space by the landlord for tenant fit-out;

•	obtaining entitlements, permits and licenses necessary to complete construction of the new club on schedule and to open for operations;

•	recruiting, training and retaining qualified management and other personnel;

•	securing access to labor and materials necessary to develop and construct our clubs;

•	delays due to material shortages, labor issues, weather conditions or other acts of God, discovery of contaminants, accidents, deaths or injunctions; and

•	general economic conditions.

Risks Related to Our Leverage

Our leverage may impair our financial condition and we may incur significant additional debt.

We currently have a substantial amount of debt. As of December 31, 2006, our total consolidated debt was $281.1 million. Our substantial debt could have important consequences, including:

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

Subject to specified limitations, the indenture governing our senior discount notes will permit us and our subsidiaries to incur substantial additional debt. In addition, as of December 31, 2006, we had $64.0 million of unutilized borrowings under our senior secured revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on our outstanding senior discount notes.

Our operations are conducted through our subsidiaries and our ability to make payment on our outstanding Senior Discount Notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us for payment on our outstanding Senior Discount Notes. In addition, the terms of the New Credit Agreement governing TSI, LLC’s New Senior Credit Facility, significantly restrict TSI, LLC and its subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the New Senior Credit Agreement and other indebtedness (including under the Senior Discount Notes indenture) to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide TSI, LLC with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on TSI, LLC’s New Credit Agreement when due.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.

The indenture governing our Senior Discount Notes and TSI, LLC’s New Credit Agreement and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indentures governing our Senior Discount Notes and TSI, LLC’s New Credit Agreement and certain of our other agreements regarding our indebtedness restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

In addition, TSI, LLC’s New Credit Agreement requires the Company, on a consolidated basis, to maintain a specified financial ratio and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The New Credit Agreement requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.25:1.00 of consolidated indebtedness to consolidated EBITDA, as defined in the New Credit Agreement. As of December 31, 2006, we were in compliance with such ratio, which ratio was 2.90:1.00.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the indenture governing our senior discount notes, TSI, LLC’s New Credit Agreement. If an event of default under TSI, LLC’s New Credit Agreement occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If an event of default occurs under the indenture governing our Senior Discount Notes, the noteholders could elect to declare due all amounts outstanding thereunder, together with accrued interest. If any such event should occur, we might not have sufficient assets to pay our indebtedness.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated $1.0 million of rental income for us during the year ended December 31, 2006. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2011), the leases for only five locations will expire without any renewal options. In each case, we will endeavor to extend the lease or relocate the club or its membership base.

We lease approximately 40,000 square feet of office space in New York City, and have smaller regional offices in Fairfax, VA, and Boston, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Brooklyn, NY, Queens, NY and Long Island City, NY for storage purposes and for the operation of a centralized laundry facility for certain of our clubs in the New York metropolitan area.

In June 2007, the Company’s corporate headquarters office in New York City will be moving to a new location within Manhattan occupying approximately 25,000 square feet. The corporate headquarters office in Manhattan that the Company currently occupies is approximately 18,000 square feet.

The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	50 West 34th Street	August 1992
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	131 East 31st Street	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	1657 Broadway	July 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	102 North End Avenue	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001

Date Opened or Management
Location	Address	Assumed

Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	Future Opening
Manhattan	1400 5th Avenue	Future Opening
Bronx, NY	1601 Bronxdale Avenue	Future Opening
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1609 Kings Highway	Future Opening
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	Future Opening
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	Future Opening
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006

Date Opened or Management
Location	Address	Assumed

Dobbs Ferry, NY	Lawrence Street	Future Opening
Smithtown, NY	Browns Road	Future Opening
Carmel, NY	1880 Route 6	Future Opening
Hicksville, NY	100 Duffy Avenue	Future Opening
Stamford, CT	6 Landmark Square	December 1997
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Norwalk, CT	250 Westport Avenue	March 1999
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
Greenwich, CT	1 Fawcett Place	February 2004
East Brunswick, NJ	8 Cornwall Court	January 1990
Princeton, NJ	301 North Harrison Street	May 1997
Freehold, NJ	200 Daniels Way	April 1998
Matawan, NJ	450 Route 34	April 1998
Old Bridge, NJ	Gaub Road and Route 516	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Fort Lee, NJ	1355 15th Street	June 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Parsippany, NJ	2651 Route 10	August 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Plainsboro, NJ	10 Schalks Crossing	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	221 Washington Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Montclair, NJ	56 Church Street	Future Opening
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Butler, NY	1481 Route 23	Future Opening
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006

Date Opened or Management
Location	Address	Assumed

Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Natick, MA	Sherwood Plaza, 124 Worcester Rd	September 1998
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Framingham, MA	1657 Worcester Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	Future Opening
Medford, MA	70 Station Landing	Future Opening
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E.	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W.	January 1990
Washington, D.C.	1990 M Street, N.W.	February 1993
Washington, D.C.	2251 Wisconsin Avenue, N.W.	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W.	July 2000
Washington, D.C.	1345 F Street, N.W.	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W.	February 2002
Washington, D.C.	1990 K Street, N.W.	February 2004
Washington, D.C.	783 Seventh Street, N.W.	October 2004
Washington, D.C.	3222 M Street, N.W.	February 2005
Washington, D.C.	14th Street, NW	Future Opening
Bethesda, MD	4903 Elm Street	May 1994
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	Future Opening
Alexandria, VA	3654 King Street	June 1999
Sterling, VA	21800 Town Center Plaza	October 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Cherry Hill, NJ	Route 70 and Kings Highway	April 2000

Date Opened or Management
Location	Address	Assumed

Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.	Legal Proceedings

On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that the Company violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the lawsuit was stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about February 7, 2007, the plaintiffs made a motion requesting leave to file a Second Amended Complaint which seeks to add to the purported class all New York hourly employees and alleged additional violations of the provisions of the New York State Labor Law with respect to the payment of wages. TSI has agreed to mediate with respect to such employees, as well as trainers and assistant fitness managers. Since the parties and issues to be litigated have not been determined and discovery has not taken place, we are unable to determine the ultimate outcome of the case. We intend to contest the case vigorously.

The Company and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, on April 4, 2001, seeking damages for personal injuries. Following a trial, the Company received a directed verdict for indemnification against one of the Company’s contractors and the plaintiff received a jury verdict of approximately $8.9 million in his favor. Both of those verdicts are being appealed and the Company has filed an appeal bond in the amount of $1.8 million in connection with those appeals. The Company is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006.

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

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market under the symbol CLUB, a new market tier created by The NASDAQ Stock Market that became effective on July 1, 2006. Our common stock commenced trading on The NASDAQ National Market under the symbol CLUB on June 2, 2006, the first trading day of our common stock following our initial public offering. The NASDAQ Stock Market became operational as a stock exchange on August 1, 2006. The following table sets forth, for each quarterly period since our initial public offering, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ National Market or The NASDAQ Global Market:

	High	Low

Year ended December 31, 2006:
Second Quarter (from June 2)	$13.50	$10.74
Third Quarter	$13.98	$11.00
Fourth Quarter	$18.55	$12.94

Holders

As of March 6, 2007, there were approximately 45 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

The terms of the indenture governing our Senior Discount Notes and TSI, LLC’s New Credit Agreement significantly restrict the payment of dividends by us. The terms of TSI, LLC’s New Senior Credit Facility significantly restrict TSI, LLC and its subsidiaries from paying dividends to us. Furthermore, our subsidiaries are permitted under the terms of TSI, LLC’s New Senior Credit Facility and other indebtedness (including under the indenture governing our Senior Discount Notes) to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt (see “Item 1A. Risk Factors”).

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during any month within the quarter ended December 31, 2006.

Recent Sales of Unregistered Securities

We did not sell any securities during the quarter ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indexes.

Notes:

(1)	The graph covers the period from June 2, 2006, the first trading day of our common stock following our initial public offering, to December 31, 2006.

(2)	The graph assumes that $100 was invested at the market close on June 2, 2006 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes, and that all dividends were reinvested. No cash dividends have been declared on our common stock in the period covered.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Stock Performance Graph is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes, except to the extent that the Company specifically incorporates such information by reference into a previous or future filing, or specifically requests that such information be treated as soliciting material, in each case under those statutes.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2005 and 2006 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2002 and 2003 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report.

	Year Ended December 31,
	2002	2003	2004	2005	2006

Statement of Operations Data:
Revenues	$318,055	$341,172	$353,031	$388,556	$433,080

Operating expenses:
Payroll and related	129,105	130,585	138,302	151,920	162,709
Club operating	99,113	111,069	116,847	130,219	146,243
General and administrative	21,368	21,995	24,719	26,582	30,248
Depreciation and amortization	31,748	34,927	36,869	39,582	40,850
Goodwill impairment(1)	—	—	2,002	—	—

Operating income	36,721	42,596	34,292	40,253	53,030
Loss on extinguishment of debt(2)	—	7,773	—	—	16,113
Interest expense, net of interest income	16,421	23,226	38,600	39,208	33,372
Equity in the earnings of investees and rental income	(1,372)	(1,369)	(1,493)	(1,744)	(1,817)

Income (loss) from continuing operations before provision for corporate income taxes	21,672	12,966	(2,815)	2,789	5,362
Provision for corporate income taxes	9,709	5,537	1,090	1,020	715

Income (loss) from continuing operations	11,963	7,429	(3,905)	1,769	4,647
Loss from discontinued operations(3) (including loss on club closure of $996 in 2002), net of income tax benefit of $551	(767)	—	—	—	—
Cumulative effect of change in accounting principle, net of income tax benefit of $612(4)	(689)	—	—	—	—

Net income (loss)	10,507	7,429	(3,905)	1,769	4,647
Accreted dividends on preferred stock	(11,543)	(10,984)	(784)	—	—

Net income (loss) attributable to common stockholders	$(1,036)	$(3,555)	$(4,689)	$1,769	$4,647

	As of December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and cash equivalents	$5,551	$40,802	$57,506	$51,304	$6,810
Working capital (deficit)	(43,192)	(9,087)	7,039	(2,262)	(58,366)
Total assets	314,250	362,199	390,956	433,771	423,527
Long-term debt, including current installments	160,943	261,877	396,461	411,162	281,129
Redeemable senior preferred stock	62,125	—	—	—	—
Redeemable Series A preferred stock	34,841	39,890	—	—	—
Total stockholders’ deficit(5)	(31,740)	(34,294)	(117,017)	(115,683)	(17,829)

	Year Ended December 31,
	2002	2003	2004	2005	2006

Cash Flow Data:
Cash provided by (used in):
Operating activities	$54,338	$58,870	$57,125	$63,256	$75,215
Investing activities	(43,715)	(43,351)	(40,686)	(66,338)	(67,111)
Financing activities	(10,530)	19,732	265	(3,120)	(52,598)
Other Data:
Non-cash rental expense, net of non-cash rental income	1,670	1,650	525	1,461	1,768
Non-cash compensation expense incurred in connection with stock options	1,207	198	64	279	1,135
EBITDA(6)	68,385	71,119	72,654	81,579	95,697
EBITDA margin(7)	21.5%	20.8%	20.6%	21.0%	22.1%

	Year Ended December 31,
	2002	2003	2004	2005	2006

Club and Membership Data:
New clubs opened	8	3	5	5	10
Clubs acquired	4	—	3	2	1
Clubs closed, relocated or sold	(2)	(3)	—	(3)	(3)
Wholly owned clubs operated at end of period	127	127	135	139	147
Total clubs operated at end of period(8)	129	129	137	141	149
Members at end of period(9)	342,000	342,000	383,000	409,000	453,000
Comparable club revenue increase(10)	5.8%	3.5%	2.5%	6.9%	7.9%
Mature club revenue increase(11)	4.1%	1.6%	2.1%	5.8%	7.0%
Revenue per weighted average club(12)	$2,581	$2,680	$2,680	$2,816	$3,021
Average revenue per member(13)	964	987	960	968	982

(1)	In the quarter ended March 31, 2004, we performed our annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. As a result of this review, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 was recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of an opening of a competitor.

(2)	The $7,773 loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote off $3,700 of deferred financing costs related to extinguished debt, paid a $3,000 call premium and incurred $1,000 of additional interest on TSI, LLC’s Senior Notes representing interest incurred during the 30-day redemption notification period. The $16,113 loss on extinguishment of debt recorded in 2006 consists of the following two transactions:

(a)	On June 8, 2006 the Company paid $93,001 to redeem $85,001 of the outstanding principal of the 9 5/8% Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

(b)	On July 7, 2006, the Company paid $62,875 to redeem 35% of Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.

(3)	In the quarter ended December 31, 2002, we closed or sold two remote underperforming, wholly owned clubs. In connection with the closure of one of the clubs, we recorded club closure costs of $996 related to the write-off of fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in our consolidated statement of operations and prior periods have been reclassified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenues and loss from operations from these discontinued clubs was as follows:

December 31,
2002

Revenues	$1,607
Loss from operations of discontinued clubs (including loss on club closure of $996 in 2002)	(1,318)
Benefit from corporate income tax	(551)

Loss from discontinued operations	$(767)

(4)	Effective January 1, 2002, we implemented SFAS No. 142. In connection with the SFAS No. 142 transitional impairment test, we recorded a $1,300 write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689 in 2002. The write-off of goodwill related to four remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. The impairment loss recorded was measured by comparing the carrying value to the fair value of impaired goodwill.

(5)	In 2004, we paid a common stock distribution totaling $68,900, or $3.75 per share (adjusted for the 14 to one common stock split effected in 2006).

(6)	EBITDA consists of net income (loss) plus interest expense, net of interest income, provision for corporate income taxes and depreciation and amortization and loss on extinguishment of debt. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with generally accepted accounting principles or GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain compliance with debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table reconciles net income (loss), the most directly comparable GAAP measure, to EBITDA:

		Year Ended December 31,
	2002	2003	2004	2005	2006

Net income (loss)	$10,507	$7,429	$(3,905)	$1,769	$4,647
Interest expense, net of interest income	16,421	23,226	38,600	39,208	33,372
Provision for corporate income taxes	9,709	5,537	1,090	1,020	715
Loss on extinguishment of debt	—	7,773	—	—	16,113
Depreciation and amortization	31,748	34,927	36,869	39,582	40,850

EBITDA	$68,385	$78,892	$72,654	$81,579	$95,697

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	Includes wholly owned and partly owned clubs. In addition, as of December 31, 2004, 2005 and 2006, we managed five university fitness clubs in which we did not have an equity interest.

(9)	Represents members at wholly-owned and partly-owned clubs.

(10)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(11)	We define mature club revenue as revenue from clubs operated by us for more than 24 months.

(12)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(13)	Average revenue per member is total revenue for the period divided by the average number of memberships for the period, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition & Results of Operations

You should read the following discussion and analysis of our financial condition and consolidated results of operations in conjunction with the “Selected Consolidated Financial and Other Data” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” of this annual report.

Overview

We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2006, we owned and operated 149 clubs that collectively served approximately 453,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.

Our revenues, operating income, net income and EBITDA for the year ended December 31, 2006 were $433.1 million, $53.0 million, $4.6 million and $95.7 million, respectively. Our revenues, operating income, net loss and EBITDA for the year ended December 31, 2005 were $388.6 million, $40.3 million, $1.8 million and $81.6, respectively.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2006, approximately 42% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 58% of our members participate in a gold membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.

We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 38 locations (more than twice as many as our nearest competitor) and operated a total of 99 clubs under the New York Sports Clubs brand name within a 75-mile radius of New York City as of December 31, 2006. We operated 21 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and seven clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of December 31, 2006. In addition, we operated three clubs in Switzerland as of December 31, 2006. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We consider that we have two principal sources of revenue:

•	Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 82.1% of our total revenue for the year ended December 31, 2006. We recognize revenue from membership dues in the month when the services are rendered. Approximately 94.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. Prior to January 1, 2006 the expected average life of a membership was 24 months. Effective January 1, 2006 we have revised this estimate to be 30 months based on more favorable membership attrition trends.

•	For the year ended December 31, 2006, we generated 11.4% of our revenue from personal training and 5.3% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.

The balance of our revenue (approximately 1.2% for the year ended December 31, 2006) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and other revenue.

Revenue (in $’000s) is comprised of the following:

	Year Ended December 31,
	2004		2005		2006

Membership dues	$282,716	80.1%	$309,811	79.7%	$346,201	79.9%
Initiation fees	12,439	3.5%	11,916	3.1%	9,563	2.2%

Membership revenue	295,155	83.6%	321,727	82.8%	355,764	82.1%

Personal training revenue	34,821	9.9%	42,277	10.9%	49,511	11.4%
Other ancillary club revenue	18,199	5.1%	20,139	5.2%	22,863	5.3%

Ancillary club revenue	53,020	15.0%	62,416	16.1%	72,374	16.7%
Fees and Other revenue	4,856	1.4%	4,413	1.1%	4,942	1.2%

Total revenue	$353,031	100.0%	$388,556	100.0%	$433,080	100.0%

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

During the last several years, we have increased revenues, operating income, cash flows provided by operating activities and EBITDA by expanding our club base in New York, Boston, Washington, D.C. and Philadelphia. As a result of expanding our club base and the relatively fixed nature of our operating costs, our operating income has increased from $36.7 million for the year ended December 31, 2002 to $53.0 million for the year ended December 31, 2006. Cash flows provided by operating activities increased from $54.3 million in 2002 to $75.2 million in 2006. EBITDA increased from $68.4 million in 2002 to $95.7 million in 2006. Net income was $10.5 million in 2002 and $4.6 million in 2006. Net income decreased from 2002 to 2006 principally due to the additional interest expense recorded in connection with the February 2004 Senior Discount Note offering and the loss on early extinguishment of debt recorded in 2006.

	Year Ended December 31,
	2002	2003	2004	2005	2006

Operating income	$36,721	$42,596	$34,292	$40,253	$53,030
Increase (decrease) over prior period	32.5%	16.0%	(19.5)%	17.4%	31.7%
Net income (loss)	$10,507	$7,429	$(3,905)	$1,769	$4,647
Increase (decrease) over prior period	49.1%	(29.3)%	(152.6)%	145.3%	162.7%
Cash flows provided by operating activities	$54,338	$58,870	$57,125	$63,256	$75,215
Increase (decrease) over prior period	20.6%	8.3%	(3.0)%	10.7%	18.9%
EBITDA	$68,385	$78,892	$72,654	$81,579	$95,697
Increase over prior period	12.8%	15.4%	2.2%	12.3%	17.3%

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

As of December 31, 2006, 147 of the existing fitness clubs were wholly owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were managed and partly owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates. In addition, we provide management services at five university fitness clubs in which we have no equity interest.

Historical Club Growth

	Year Ended December 31,
	2002	2003	2004	2005	2006

Wholly owned clubs operated at beginning of period	117	127	127	135	139
New clubs opened	8	3	5	5	10
Clubs acquired	4	—	3	2	1
Clubs closed, relocated or sold(1)	(2)	(3)	—	(3)	(3)

Wholly owned clubs operated at end of period	127	127	135	139	147
Partly owned clubs operated at end of period	2	2	2	2	2

Total clubs operated at end of period(2)	129	129	137	141	149

(1)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006.

(2)	Includes wholly-owned and partly-owned clubs. In addition, as of December 31, 2004, 2005 and 2006, we managed five university fitness clubs in which we did not have an equity interest.

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

	Comparable Club		Mature Club
	Revenue Growth		Revenue Growth
	Quarter	Full Year	Quarter	Full Year

2004
Q1	(0.1)%		(0.5)%
Q2	1.6%		1.3%
Q3	4.1%		2.8%
Q4	4.6%	2.5%	3.8%	2.1%
2005
Q1	6.0%		4.8%
Q2	7.0%		5.7%
Q3	6.1%		5.1%
Q4	8.5%	6.9%	7.1%	5.8%
2006
Q1	7.6%		5.9%
Q2	8.2%		6.8%
Q3	7.8%		7.0%
Q4	7.9%	7.9%	6.9%	7.0%

Key determinants of comparable club revenue growth are new memberships, member retention rates, pricing and ancillary revenue growth. The commit membership model that we implemented in 2003 encourages new members to commit to a one- or two-year membership at a discount to the month-to-month plan and with a discounted initiation fee. Since the implementation of the new membership model, attrition rates have declined and comparable club revenues have increased year over year.

Non-GAAP Financial Measures

We use the term “EBITDA” throughout this annual report, as well as “EBITDA margin.” EBITDA consists of net income (loss) plus interest expense, net of interest income, provision for corporate income taxes, depreciation and amortization and loss on extinguishment of debt. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2004	2005	2006

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	39.2	39.1	37.6
Club operating	33.1	33.5	33.8
General and administrative	7.0	6.8	7.0
Depreciation and amortization	10.4	10.2	9.4
Goodwill impairment	0.6	—	—

Operating income	9.7	10.4	12.2
Loss on extinguishment of debt	—	—	3.7
Interest expense	11.1	10.7	8.2
Interest income	(0.2)	(0.6)	(0.5)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)

Income (loss) before provision for corporate income taxes	(0.8)	0.7	1.2
Provision for corporate income taxes	0.3	0.3	0.2

Net income (loss)	(1.1)	0.4	1.0
Accreted dividends on preferred stock	(0.2)	—	—

Net income (loss) attributable to common stockholders	(1.3)%	0.4%	1.0%

YEAR ENDED DECEMBER 31, 2006 COMPARED TO
YEAR ENDED DECEMBER 31, 2005

Revenues

Revenues increased $44.5 million, or 11.5%, to $433.1 million during the year ended December 31, 2006 from $388.6 million in the year ended December 31, 2005. Revenues increased during the year ended December 31, 2006 by $25.9 million, or 7.0%, at the Company’s mature clubs. During the year ended December 31, 2006, revenue increased $25.5 million at the 18 clubs opened or acquired subsequent to December 31, 2004. These increases in revenue were offset by a $6.9 million revenue decrease related to the six clubs that were closed and relocated subsequent to January 1, 2005.

Comparable club revenue increased 7.9% during the year ended December 31, 2006 when compared to the same period of the prior year. This increase in comparable club revenue is due to a 4.9% increase in membership, a 1.9% increase in price and a 1.7% increase in ancillary revenue, offset by a 0.6% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fees revenue recognized because a longer amortization period is being applied.

Operating Expenses

Operating expenses increased $31.8 million, or 9.1%, to $380.1 million in the year ended December 31, 2006, from $348.3 million in the year ended December 31, 2005. The increase was due to the following factors:

Payroll and related.  Payroll and related expenses increased by $10.8 million, or 7.1%, to $162.7 million in the year ended December 31, 2006, from $151.9 million in the year ended December 31, 2005. This increase was attributable to a 3.9% increase in the total months of club operation from 1,655 to 1,720, as well as the following:

•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $4.4 million or 13.7%, due to an increase in demand for these programs.

•	Share-based compensation costs related to outstanding stock options increased $0.8 million to $1.1 million in the year ended December 31, 2006 from $0.3 million in the year ended December 31, 2005. These 2006 charges principally relate to common stock options that were issued to departing executives.

•	During the first quarter of 2006 our former Chairman and certain executives entered into severance packages totaling an estimated $1.6 million. The total cost of these severance packages were recorded in the year ended December 31, 2006 while no such costs were incurred in the same period of the prior year.

•	Offsetting these aforementioned increases during the year ended December 31, 2006 was a $3.5 million decrease in sales salary and commissions and deferred sales related payroll costs. The increase in the estimated average-life of our memberships from 24 months to 30 months resulted in a reduction in amortization of deferred sales related payroll costs in the year ended December 31, 2006 compared to the year ended December 31, 2005.

Club Operating.  Club operating expenses increased by $16.0 million, or 12.3%, to $146.2 million in the year ended December 31, 2006, from $130.2 million in the year ended December 31, 2005. This increase was attributable to a 3.9% increase in the total months of club operation from 1,655 to 1,720, as well as the following:

•	Rent and occupancy expenses increased $8.6 million. Rent and occupancy costs at clubs that have opened since January 1, 2005, or that are currently under construction, increased $6.6 million. Also, during the year ended December 31, 2006 we closed a club, and merged the membership base at this club into one of our newly opened nearby clubs. This resulted in a $225,000 lease termination expense. The remaining $1.8 million increase in rent and occupancy expenses relates to our clubs that were open prior to January 1, 2006.

•	Utility costs increased $3.8 million. We saw a $1.9 million increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.

General and administrative.  General and administrative expenses increased $3.6 million, or 13.8%, to $30.2 million in the year ended December 31, 2006 from $26.6 million in the year ended December 31, 2005.

•	Legal and professional fees increased $1.7 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. These fees included $0.5 million related to a corporate tax restructuring.

•	Costs related to the examination of strategic and financing alternatives increased $0.8 million to $1.7 million in the year ended December 31, 2006, from $0.9 million in the year ended December 31, 2005. This examination has been completed.

•	Liability and related insurance increased $1.8 million during the year ended December 31, 2006 when compared to the same period in 2005. The increase is related to an increase in premiums associated with the Company’s growth as well as an increase in general liability reserves. General liability reserves are based on an actuarial analysis of claims incurred.

Depreciation and amortization.  Depreciation and amortization increased by $1.3 million, or 3.2%, to $40.9 million in the year ended December 31, 2006, from $39.6 million in the year ended December 31, 2005 principally due to new and expanded clubs.

Loss on Extinguishment of Debt.  Loss on extinguishment was $16.1 million during the year ended December 31, 2006. During the second quarter of 2006, the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the 9 5/8% Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $0.2 million were incurred in connection with this early extinguishment of debt. During the third quarter of 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.

Interest Expense

Interest expense decreased $6.1 million to $35.5 million during the year ended December 31, 2006 from $41.6 million in the year ended December 31, 2005. This decrease results from the June 8, 2006 redemption of $85.0 million of 9 5/8% Senior Notes and the July 7, 2006 redemption of $56.6 million of the 35% of Senior Discount Notes.

Interest Income

Interest income decreased $0.2 million to $2.1 million in the year ended December 31, 2006 from $2.3 million in the year ended December 31, 2005 due to lower cash balances in the year ended December 31, 2006.

Provision for Corporate Income Taxes

The Company recorded an income tax provision of $0.7 million during the year ended December 31, 2006 compared to $1.0 million last year. A nonrecurring tax benefit of $2.0 million was recorded in the fourth quarter of 2006 as a result of a restructuring which will allow the Company to recognize certain state deferred tax assets which were previously reserved through a valuation allowance. This restructuring also required the Company to re-measure certain state deferred tax assets. Additionally the Company incurred $0.8 million of nonrecurring income tax charges, in the first and second quarters, to reflect the reduction in tax benefits associated with its use of the proceeds from the IPO, which closed on June 7, 2006.

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

Payroll and related.  Payroll and related expenses increased by $13.6 million or 9.8% to $151.9 million in the year ended December 31, 2005, from $138.3 million in the year ended December 31, 2004. This increase was principally attributable to a 5.5% increase in the total months of club operations from 1,568 to 1,655, as well as the following:

•	Payroll costs directly related to personal training, Small Group Training and programming for children increased $5.5 million, or 23.6%, due to an increase in demand for these programs.

•	An offset to the increases in payroll relate to a $1.1 million one-time bonus received by vested option holders in the first quarter of 2004 in connection with a common stock distribution, while no such bonus payment was made in 2005.

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

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2006 was $75.2 million compared to $63.3 million during the year ended December 31, 2005, for an increase of 18.9%. Net cash flows from operations have increased due to the increase in operating income excluding the effects of accreted interest expense, depreciation and amortization. Net changes in operating assets and liabilities, including the increase in deferred revenue, and a decrease in prepaid corporate income taxes, have further contributed to the overall increase in cash flows from operations. For the year ended December 31, 2006, cash flows from operations were decreased by $13.0 million related to payment of interest on Payment-in-Kind Notes.

Excluding the effects of cash and cash equivalent balances, we normally operate with a working capital deficit principally because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 30-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which are deferred over 30 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to finance this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.

Investing Activities.  Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance the purchase of property and equipment by using cash. Net cash used in investing activities was $67.1 million and $66.3 million during the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, we spent $17.0 million on upgrading existing clubs, $4.3 million on management information enhancements, $0.9 million for the acquisition of a club, $0.9 million for the remodeling of an acquired club, and the remaining $44.0 million for the building of new clubs or the expansion of existing clubs. For the year ended December 31, 2007, we estimate we will invest a total of $94.0 million in capital expenditures. This amount includes $18.0 million to continue to upgrade existing clubs, $4.0 million for the relocation of our New York main office, and $4.0 million to enhance our management information systems. The remainder of our 2007 capital expenditures will be committed to build or expand clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand, and to the extent needed, borrowings from our Senior Credit Facility.

Financing Activities.  Net cash used in financing activities was $52.6 million for the year ended December 31, 2006 compared to $3.1 million in 2005.

The registration statement filed in connection with the Company’s IPO, as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares began trading on the NASDAQ Stock Market on June 2, 2006 under the National Market symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 to 1 common stock split. The 1,309,123 shares outstanding on December 31, 2005 have been adjusted accordingly to 18,327,722. The Company closed the IPO and received proceeds from the IPO on June 7, 2006. The IPO consisted of 8,950,000 shares of common stock, of which 7,650,000 shares were issued by the Company and 1,300,000 shares were sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91.8 million. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7.7 million. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85.0 million of TSI, LLC’s 9 5/8% Senior Notes due 2011.

On June 8, 2006 the Company paid $93.0 million to redeem $85.0 of the outstanding principal of the 9 5/8% Senior notes due 2011, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $0.2 million were incurred in connection with this early extinguishment.

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

Consolidated Debt

As of December 31, 2006, our total consolidated debt was $281.1 million. This substantial amount of debt could have significant consequences, including:

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

As of December 31, 2006, TSI had $170.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in April 2011. Under the provisions of the Senior Note Indenture, TSI may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent.

As of December 31, 2006 we had $110.8 million of 11% Senior Discount Notes outstanding. On July 7, 2006 the accreted principal on the Senior Notes was reduced by $56.6 million in connection with the redemption of 35% of these notes.

Senior Credit Facility

The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio and a maximum permitted total leverage ratio. Given the Company’s performance for 2006, the Company maintained compliance with its covenants. These covenants served to limit the Company’s ability to incur additional debt. Loans under the Senior Credit Facility will, at the Company’s option, bear interest at either the administrative agent’s base rate plus 3.0% or, its Eurodollar rate plus 4.0%, as defined in the related credit agreement. There were no borrowings outstanding at December 31, 2006 and outstanding letters of credit issued totaled $11.0 million. TSI, LLC were required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of December 31, 2006 was $64.0 million. The revolving line of credit accrued interest at variable rates based on market conditions.

As of December 31, 2006, we had $6.8 million of cash and cash equivalents.

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

New Senior Credit Facility

On February 27, 2007, the Company entered into a $260.0 million senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185.0 million Initial Term Loan Facility and a $75.0 million Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100.0 million which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI, LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI, LLC. The New Senior Credit Facility replaces the existing senior secured credit facility (the “Senior Credit Facility”). Fees and expenses associated with this transaction approximate $3.0 million. The terms of the New Senior Credit Facility are set forth in a Credit Agreement dated as of February 27, 2007 (the “New Credit Agreement”) among the Company, TSI, LLC, Deutshe Bank Trust Company Americas, as administrative agent and the lenders named therein.

A portion of the proceeds were used to purchase $165.5 million aggregate principal amount of Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4.5 million, together with call premium of $0.2 million, on April 15, 2007, the redemption date. Accrued interest on the Senior Notes totaling $6.0 million was also paid at closing. The Company incurred $8.8 million of tender premium and approximately $0.3 million fees and expenses related to the tender of these Senior Notes.

Net deferred financing costs related to the New Senior Credit Facility and the Senior Notes totaling approximately $3.2 million will be expensed in the first quarter of 2007.

Borrowings under the Initial Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The Initial Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $0.46 million per quarter beginning on June 30, 2007.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder.

TSI, LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company’s secured leverage ratio as of February 27, 2007 was within Level 3 range.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2006 were as follows:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(1)	$455,092	$16,543	$46,784	$221,590	$170,175
Operating lease obligations(2)	832,691	68,770	143,983	135,588	484,350

Total contractual cash obligations	$1,287,783	$85,313	$190,767	$357,178	$654,525

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements. Interest on TSI, LLC’s Senior Notes amount to $16.4 million annually.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes, insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.

Recent Changes in or Recently Issued Accounting Standards

In June 2006, the FASB issued an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The interpretation also prescribes guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to the opening balance of retained earnings. We do not believe FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for the Company. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

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

Our most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, self-insurance reserves, valuation of, and expense incurred in connection with, stock options, legal contingencies and the estimated membership life.

Effective January 1, 2006, the estimated average life of our membership increased from 24 months to 30 months. Our one-time member initiation fees and related direct expenses are deferred and recognized on a straight-line basis in operations over the estimated membership life. This estimated membership life has been derived from actual membership retention experienced by us. Prior to January 1, 2006, the average membership life approximated 24 months. This estimated life could increase or decrease in future periods. Consequently, the amount of initiation fees and direct expenses deferred by us would increase or decrease in similar proportion.

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures, flooring and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

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

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units. We perform our annual impairment test in the first quarter of each year. The impairment test is performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. As a result of the March 31, 2004 review, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this under performing club amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. In 2005 and 2006, no goodwill impairment charges were recorded.

As of December 31, 2006, our net deferred tax assets totaled $32.4 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. We believe that as our club base continues to expand, we will improve our profitability in years going forward and realize our deferred tax assets. For 2005 and 2006, we generated pre-tax profit of $2.8 million and $5.4 million, respectively. In June of 2006, the Company completed an IPO and subsequently used the proceeds from the IPO to reduce its debt by $141.6 million. The interest savings on this debt reduction will increase the Company’s pre-tax income in 2007 and future years. Given our profitability in past years and expected future profitability, the weight of available evidence indicates we will be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of or the entire net deferred tax assets, the write-down of this asset could have a significant impact on our financial statements.

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

We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during 2006, our interest income from cash equivalents would have increased by approximately $369,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during 2006.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements appear elsewhere herein and are listed in the index appearing under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports filed or submitted by the us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND RELATED INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the section titled (1) “Election of Directors,” (2) “Executive Officers,” (3) “Board Committees and Meetings — Audit Committee,” (4) “Corporate Governance Documents” and (5) “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2007 annual meeting, to be filed not later than April 30, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section titled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2007 annual meeting, to be filed not later than April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2006:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weight-Average	Future Insurance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,434,960	$8.28	821,340
Equity compensation plans not approved by security holders	—	—	—

Total	1,434,960	$8.28	821,340

The remaining information required by this Item is incorporated by reference to the section titled “Ownership of Securities” in the definitive proxy statement for our 2007 annual meeting, to be filed not later than April 30, 2007

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2007 annual meeting, to be filed not later than April 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section titled “Fees Billed to the Company by PricewaterhouseCoopers LLP for Services Rendered during the Fiscal Years Ending December 31, 2005 and 2006” and “Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2007 annual meeting, to be filed not later than April 30, 2007.

Item 15.	Exhibits, Financial Statement Schedules

(1) Financial statements filed as part of this report:

(2) Financial Statements Schedules:

To the extent applicable, required information has been included in the financial statements.

(3) Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006(the Q2 2006 10-Q))
3.2	Amended and Restated By-laws of Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 3.5 of the Q2 2006 10-Q)
4.1	Indenture dated as of April 16, 2003 by and among Town Sports International, Inc., the guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, File No. 333-105881, of Town Sports International, Inc. (the “TSI S-4 Registration Statement”))
4.2	Supplemental Indenture dated as of May 12, 2006 by and between Town Sports International, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed May 15, 2006)
4.3	Supplemental Indenture No. 2, dated as of June 30, 2006, between Town Sports International, LLC, as issuer and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 7, 2006)
4.4	Supplemental Indenture No. 3, dated as of December 20, 2006, by and among Town Sports International, LLC, as issuer, the Guarantors named therein, the subsidiaries named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2006)
4.5	Supplemental Indenture No. 4, dated as of February 27, 2007, by and among Town Sports International, LLC, as issuer, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 28, 2007)
4.6	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-114210 (the “S-4 Registration Statement”))
4.7	Registration Rights Agreement, dated as of February 4, 2004, by and between Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.3 of the S-4 Registration Statement)
4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, File No. 333-126428 (the S-1 Registration Statement))
4.9	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock
10.1	Credit Agreement dated as of April 16, 2003 by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Companies Americas (incorporated by reference to Exhibit 10.1 of the TSI S-4 Registration Statement)
10.2	First Amendment, dated as of January 27, 2004, to Credit Agreement by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 10.2 of the S-4 Registration Statement)
10.3	Second Amendment and Consent, dated as of May 18, 2006, to the Credit Agreement by and among Town Sports International, Inc., Town Sports International Holdings, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2006)
10.4	Third Amendment, dated as of July 7, 2006, to the Credit Agreement by and among Town Sports International Holdings, Inc., Town Sports International, LLC, the financial institutions referred to therein and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 11, 2006)

Exhibit
No.	Description of Exhibit

10.5	Credit Agreement dated as of February 27, 2007, by and among Town Sports International Holdings, Inc. and Town Sports International, LLC, and Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities, Inc., as sole lead arranger and book manager, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2007)
10.6	Subsidiaries Guaranty dated as of February 27, 2007, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 5, 2007)
10.7	Borrower/Sub Pledge Agreement, dated as of February 27, 2007, among each of the pledgors named therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 5, 2007)
10.8	Security Agreement, dated as of February 27, 2007, made by each of the assignors named therein in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 5, 2007)
10.9	Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement)
10.10	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto. (Incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement)
10.11	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”))
10.12	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement)
10.13	Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto. (Incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement)
10.14	Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein). (Incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement)
10.15	Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein). (Incorporated by reference to Exhibit 10.9 of the S-4 Registration Statement)
10.16	Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of the S-4 Registration Statement)
10.17	Guaranty of 9 5/8% Senior Notes due 2011 issued by Town Sports International, Inc. made by Town Sports International Holdings, Inc. dated September 21, 2004 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Town Sports International, Inc. filed September 22, 2004)

Exhibit
No.		Description of Exhibit

10.18		Professional Services Agreement, dated as of December 10, 1996, by and among TSI, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P. (‘BRS’). (Incorporated by reference to Exhibit 10.11 of the S-4 Registration Statement)
10.19		First Amendment to Professional Services Agreement, dated June 1, 2004, by and between Town Sports International Inc., and Bruckmann, Rosser, Sherrill and Co. (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*10	.20	2003 Executive Stock Agreement, dated July 23, 2003, among TSI, Inc., BRS, the Farallon Entities and Randy Stephen. (Incorporated by reference to Exhibit 10.12 of the S-4 Registration Statement)
*10	.21	Form of Executive Stock Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc., BRS, the Farallon Entities and each of Mark Smith, Robert Giardina, Richard Pyle, Alex Alimanestianu, and Randall Stephen, respectively (incorporated by reference to Exhibit 10.17 of the 2005 10-K)
*10	.22	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement)
*10	.23	2006 Stock Incentive Plan
*10	.24	Amendment No. 1 to the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 of the Q2 2006 10-Q)
*10	.25	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 8, 2006)
*10	.26	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 8, 2006)
*10	.27	2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 of the S-1 Registration Statement)
*10	.28	Separation Agreement and General Release between Mark Smith and Town Sports International Holdings, Inc. dated March 23, 2006 (incorporated by reference to Exhibit 10.18 of the 2005 10-K)
*10	.29	Equity Agreement between Mark Smith and Town Sports International Holdings, Inc. dated March 23, 2006 (incorporated by reference to Exhibit 10.19 of the 2005 10-K)
*10	.30	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement)
21		Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Squire, Lemkin + O’Brien LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1		Section 1350 Certification.
32.2		Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2007.

Town Sports International Holdings, Inc.

By:	/s/ Robert Giardina
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert Giardina Robert Giardina	Chief Executive Officer (principal executive officer)	March 9, 2007

By: /s/ Richard Pyle Richard Pyle	Chief Financial Officer (principal financial and accounting officer)	March 9, 2007

By: /s/ Keith Alessi Keith Alessi	Director	March 9, 2007

By: /s/ Paul Arnold Paul Arnold	Director	March 9, 2007

By: /s/ Bruce Bruckmann Bruce Bruckmann	Director	March 9, 2007

By: /s/ Rice Edmonds Rice Edmonds	Director	March 9, 2007

By: /s/ Jason Fish Jason Fish	Director	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc and Subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for share-based compensation.

/s/  Pricewaterhousecoopers LLP

New York, NY
March 9, 2007

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2006

	2005	2006
	(All figures in $’000s, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$51,304	$6,810
Accounts receivable (less allowance for doubtful accounts of $1,984 and $2,026 in 2005 and 2006, respectively)	7,103	8,028
Inventory	421	435
Prepaid corporate income taxes	4,518	—
Prepaid expenses and other current assets	13,907	14,757

Total current assets	77,253	30,030
Fixed assets, net	253,131	281,606
Goodwill	49,974	50,112
Intangible assets, net	741	922
Deferred tax assets, net	24,378	32,437
Deferred membership costs	11,522	15,703
Other assets	16,772	12,717

Total assets	433,771	$423,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,267	$181
Accounts payable	8,333	9,972
Accrued expenses	31,620	33,220
Accrued interest	5,267	3,466
Corporate income taxes payable	—	2,577
Deferred revenue	33,028	38,980

Total current liabilities	79,515	88,396
Long-term debt and capital lease obligations	409,895	280,948
Deferred lease liabilities	48,898	54,929
Deferred revenue	2,905	5,807
Other liabilities	8,241	11,276

Total liabilities	549,454	441,356
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 18,327,722 and 25,975,948 shares at December 31, 2005 and 2006, respectively	1	26
Paid-in capital	(113,588)	(21,068)
Unearned compensation	(509)	—
Accumulated other comprehensive income (currency translation adjustment)	386	539
Retained earnings (accumulated deficit)	(1,973)	2,674

Total stockholders’ deficit	(115,683)	(17,829)

Total liabilities and stockholders’ deficit	$433,771	$423,527

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006

Revenues:
Club operations	$348,175	$384,143	$428,138
Fees and other	4,856	4,413	4,942

	353,031	388,556	433,080

Operating Expenses:
Payroll and related	138,302	151,920	162,709
Club operating	116,847	130,219	146,243
General and administrative	24,719	26,582	30,248
Depreciation and amortization	36,869	39,582	40,850
Goodwill impairment	2,002	—	—

	318,739	348,303	380,050

Operating Income	34,292	40,253	53,030
Loss on extinguishment of debt	—	—	16,113
Interest expense	39,343	41,550	35,496
Interest income	(743)	(2,342)	(2,124)
Equity in the earnings of investees and rental income	(1,493)	(1,744)	(1,817)

Income (loss) before provision for corporate income taxes	(2,815)	2,789	5,362
Provision for corporate income taxes	1,090	1,020	715

Net income (loss)	(3,905)	$1,769	4,647

Accreted dividends on preferred stock	(784)	—	—

Net income (loss) attributable to common stockholders	$(4,689)	$1,769	$4,647

Earnings (loss) per share:
Basic	$(0.26)	$0.10	$0.20
Diluted	$(0.26)	$0.10	$0.20
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	18,190,648	18,334,624	22,749,470
Diluted	18,190,648	18,374,622	23,154,812

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2004, 2005 and 2006

	Preferred Stock		Common Stock				Accumulated
	Series B		Class A		Additional		Other	Accumulated	Total
	($1.00 par)		($.001 par)		Paid in	Unearned	Comprehensive	Retained	Stockholder
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Deficit

Balance at January 1, 2004	109,540	$9,961	16,464,602	$18	$(45,644)	$(172)	$596	$947	$(34,294)
Exercise of common stock warrants			1,002,834
Exercise of common stock options			923,104		539				(68,493)
Common stock distribution					(68,943)
Repurchase of common stock			(18,494)		(53)				(53)
Deferred compensation issued in connection with the issuance of common stock options					184	(184)
Amortization of unearned compensation						64			64
Accretion of Series B preferred stock dividend ($1.43 per share)		157						(157)	—
Accretion of Series A redeemable preferred stock ($15.69 per share)								(627)	(627)
Series B preferred stock redemption	(109,540)	(10,118)							(10,118)
Other comprehensive income:
Net loss								(3,905)	(3,905)
Foreign currency translation adjustment							320		320

Total comprehensive loss									(3,585)

Balance at December 31, 2004	—	—	18,372,046	1 8	(113,917)	(292)	916	(3,742)	(117,017)
Repurchase of common stock			(44,324)		(184)				(184)
Amortization of unearned compensation					(3)	(282)			279
Deferred compensation charges related to outstanding stock options					499	(499)			—
Other comprehensive income:
Net income								1,769	1,769
Foreign currency translation adjustment							(530)		(530)

Total comprehensive income									1,239

Balance at December 31, 2005	—	—	18,327,722	18	(113,605)	(509)	386	(1,973)	(115,683)
Repurchase of common stock			(60,160)		(433)				(433)
Common stock issued upon initial public offering			7,650,000	8	91,742				91,750
Stock option exercises			58,386		439				439
Elimination of unearned compensation under SFAS 123R					(509)	509			—
Compensation related to stock options					1,135				1,135
Tax benefit from stock option exercises					163				163
Other comprehensive income:
Net income								4,647	4,647
Foreign currency translation adjustment							153		153

Total comprehensive income									4,800

Balance at December 31, 2006	—	—	25,975,948	26	(21,068)	—	539	2,674	(17,829)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006
	(All figures in $’000s)

Cash flows from operating activities:
Net income (loss)	$(3,905)	$1,769	$4,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	36,869	39,582	40,850
Goodwill impairment	2,002	—	—
Fixed asset impairment charge	406	—	—
Non cash interest expense on Senior Discount Notes	12,758	15,505	14,417
Payment of interest on Payment-in-Kind Notes	—	—	(12,961)
Amortization of debt issuance costs	1,584	1,644	1,438
Loss on extinguishment of debt	—	—	16,113
Noncash rental expense, net of noncash rental income	525	1,461	1,768
Compensation expense incurred in connection with stock options	64	279	1,135
Net change in certain working capital components	(1,292)	4,221	11,169
Decrease (increase) in deferred tax asset	4,036	(11,623)	(8,059)
Decrease (increase) in deferred membership costs	1,021	495	(4,181)
Landlord contributions to tenant improvements	2,508	8,590	6,413
Increase in insurance reserves	1,399	1,837	2,564
Other	(850)	(504)	(98)

Total adjustments	61,030	61,487	70,568

Net cash provided by operating activities	57,125	63,256	75,215

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(36,816)	(62,393)	(66,253)
Proceeds from sale of equipment	7	—	—
Acquisition of businesses, net of cash acquired	(3,877)	(3,945)	(858)

Net cash used in investing activities	(40,686)	(66,338)	(67,111)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriting and other costs	—	—	91,750
Repayment of Senior Notes	—	—	(128,684)
Premium paid on extinguishment of debt and related costs	—	—	(13,273)
Change in book overdraft	2,778	(1,792)	245
Proceeds from 11.0% Senior Discount Note Offering	120,487	—	—
Redemption of Series A and Series B preferred stock	(50,635)	—	—
Common stock distribution	(68,943)	—	—
Repurchase of common stock	(53)	(184)	(433)
Tax benefit from stock option exercises	—	—	163
Proceeds from stock option exercises	539	—	439
Repayments of other borrowings	(3,908)	(1,144)	(2,805)

Net cash provided by (used in) financing activities	265	(3,120)	(52,598)

Net increase (decrease) in cash and cash equivalents	16,704	(6,202)	(44,494)
Cash and cash equivalents beginning of period	40,802	57,506	51,304

Cash and cash equivalents end of period	$57,506	$51,304	$6,810

Summary of the change in certain working capital components, net of effects of acquired businesses
Increase in accounts receivable	$(486)	$(2,334)	$(3,168)
Decrease (increase) in inventory	95	230	(13)
(Increase) decrease in prepaid expenses, prepaid corporate income taxes and other current assets	(2,428)	(2,647)	3,010
Increase in accounts payable and accrued expenses	515	4,920	2,662
Increase in deferred revenue	1,012	4,052	8,678

Net change in certain working capital components	$(1,292)	$4,221	$11,169

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2005 and 2006
(In $000s, except share data)

1.	Basis of Presentation

Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owned and operates 147 fitness clubs (“clubs”) and partly owned and operated two additional clubs as of December 31, 2006. The Company operates in a single segment. The Company operated 99 clubs in the New York metropolitan market, 21 clubs in the Boston market, 19 clubs in the Washington, D.C. market, seven in the Philadelphia market and three clubs in Switzerland as of December 31, 2006. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.

Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI”). TSI Holdings is the sole member of TSI.

The registration statement filed in connection with the Company’s Initial Public Offering (“IPO”), as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of common stock (“Common Stock”) began trading on the NASDAQ Stock Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 for one common stock split. The Company’s position is that it was required by the relevant agreements to adjust the options to purchase Common Stock, for the stock split. The 1,309,123 shares of Common Stock outstanding on December 31, 2005 have been adjusted for this stock split resulting in adjusted shares of Common Stock outstanding of 18,327,722. All share and per share data have been adjusted to reflect this stock split. The Company closed this transaction and received proceeds on June 7, 2006. The IPO consists of 8,950,000 shares of common stock, of which 7,650,000 shares were issued by the Company and 1,300,000 shares were sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,750. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of 9 5/8% Senior Notes, due 2011.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Town Sports International Holdings, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications were made to the reported amounts at December 31, 2004 to conform to the presentation at December 31, 2005 and 2006. Also, the share and per share amounts prior to June 1, 2006 have been adjusted for the 14 for one common stock split on June 2, 2006.

Revenue Recognition

The Company receives a one-time non-refundable initiation fee and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one or two year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily a percentage of salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of 30 months. The amount of costs deferred does not exceed the related deferred revenue for the periods presented.

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

In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,766 and $3,750 as of December 31, 2005 and 2006, respectively, pursuant to various state consumer protection laws.

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company during the years ended December 31, 2004, 2005 and 2006 totaled $8,994, $10,337 and $10,971, respectively, and are included in club operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2005 and 2006, $256 and $263, respectively, of cash related to this wholly owned subsidiary was included in cash and cash equivalents.

Deferred Lease Liabilities, Non-cash Rental Expense and Additional Rent

The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease beginning upon the commencement date of the lease.

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent to cover common area maintenance (“CAM”) charges incurred and to pass along increases in real estate taxes. The Company accrues for any unpaid CAM charges and real estate taxes on a club by club basis.

Certain leases provide for contingent rent based upon defined formulas of revenue, cash flows or operating results for the respective facilities. These contingent rent payments typically call for additional rent payments calculated as a percentage of the respective club’s revenue or a percentage of revenue in excess of defined break-points during a specified year. The Company records contingent rent expense over the related contingent rental period at the time the respective contingent targets are probable of being met.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables consist of the following at December 31, 2005 and 2006:

	2005	2006

Membership receivables	$4,426	$7,243
Landlord receivables	3,241	1,110
Other	1,420	1,701

	$9,087	$10,054

Following are the changes in the allowance for doubtful accounts during the years December 31, 2004, 2005 and 2006:

	Balance Beginning		Write-offs Net of	Balance at
	of the Year	Additions	Recoveries	End of Year

December 31, 2006	$1,984	$5,129	$(5,087)	$2,026
December 31, 2005	$2,647	$6,165	$(6,828)	$1,984
December 31, 2004	$822	$5,497	$(3,672)	$2,647

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

Intangible Assets, Goodwill and Debt Issuance Costs

Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over 30 months and covenants-not-to-compete are amortized over the contractual life, generally five years. The beneficial lease is being amortized over the remaining life of the underlying club lease.

In accordance with the Statement on Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill has not been amortized subsequent to December 31, 2001.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $1,584, $1,644 and $1,438, for December 31, 2004, 2005 and 2006, respectively.

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

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $5,900 as of December 31, 2006.

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

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2004	2005	2006

Cash paid
Interest (net of amounts capitalized)(a)	$25,399	$25,251	$35,252
Income taxes	1,706	10,718	4,699
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	8,372	10,479	12,737
See Notes 7, 10 and 11 for additional non-cash investing and financing activities

(a)	The December 31, 2006 amount includes a $12,961 cash payment of interest on Payment-in-Kind Notes.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

At December 31, 2006, the Company owned three Swiss clubs, which use the local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ deficit. The difference between the Company’s net income (loss) and comprehensive income (loss) is the effect of foreign exchange translation adjustments, which was $320, $(530) and $153 for 2004, 2005 and 2006, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ deficit.

Investments in Affiliated Companies

The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the CHSCA and the Company’s pro rata share of the CHSCA’s net assets and operating results were not material for all periods presented. The financial statements of KSMA have been included with the Company’s Annual Report on Form 10-K. The KSMA balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the years ending December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006

Revenue	$3,560	$3,526	$3,554
Income from operations	1,563	1,452	1,625
Net income	1,459	1,373	1,513

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased for the assumed exercise of dilutive stock options using the treasury stock method. The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted EPS for the year ended December 31, 2004 as they were antidilutive. The number of equivalent shares excluded totaled 15,481 for the year ended December 31, 2004.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For the Year Ended December 31,
	2004	2005	2006

Weighted average number of common share outstanding — basic	18,190,648	18,334,624	22,749,470
Effect of diluted stock options	—	39,998	405,342

Weighted average number of common shares outstanding — diluted	18,190,648	18,374,622	23,154,812

Earnings (loss) per share:
Basic	$(0.26)	$0.10	$0.20
Diluted	$(0.26)	$0.10	$0.20

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Also, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on the net income (loss) attributed to common stockholders and earnings (loss) per share had the Company applied the fair value recognition provisions of SFAS 123:

	For the Years Ended December 31,
	2004	2005

Net income (loss), as reported	$(4,689)	$1,769
Add: Stock-based compensation included in reported net earnings, net of related tax effects	37	177
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(99)	(128)

Pro forma net earnings (loss)	$(4,751)	$1,818

Basic earnings (loss) per share:
As reported	$(0.26)	$0.10
Pro forma	$(0.26)	$0.10
Diluted earnings (loss) per share:
As reported	$(0.26)	$0.10
Pro forma	$(0.26)	$0.10

The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Class A Common	Rate	Life	Volatility	Yield	of Grant

1999 Grants	5.7%	5 years	60%	—	$30.10
2000 Grants	6.6%	5 years	69%	—	$47.11
2001 Grants	4.6%	5 years	72%	—	$111.89
2003 Grants	3.8%	6 years	55%	—	$14.50
2005 Grants	4.1%	6 years	49%	—	$8.00
2006 Grants	4.8%	6 years	50%	—	$12.14

Expected volatility percentages were derived from the volatility of publicly traded companies considered to have businesses similar to the Company.

3.	Recent Accounting Pronouncements

In June 2006, the FASB issued an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The interpretation also prescribes guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to the opening balance of retained earnings. We do not believe FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for the Company. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fixed Assets

Fixed assets as of December 31, 2005 and 2006 are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	December 31,
	2005	2006

Leasehold improvements	$287,171	$337,296
Club equipment	68,420	66,881
Furniture, fixtures and computer equipment	45,338	51,407
Computer software	11,261	13,264
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	29,045	28,319

	447,216	503,148
Less: Accumulated depreciation and amortization	(194,085)	(221,542)

	$253,131	$281,606

Depreciation and leasehold amortization expense for the years ended December 31, 2004, 2005 and 2006, was $36,092, $38,950 and $40,220, respectively.

5.	Goodwill and Intangible Assets

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

In each of the quarters ended March 31, 2005 and 2006, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2005 and 2006 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from January 1, 2005 through December 31, 2006 is as follows:

Balance as of January 1, 2005	$47,494
Goodwill related to an acquisition	2,609
Other	(15)
Changes due to foreign currency exchange rate fluctuations	(114)

Balance as of December 31, 2005	49,974
Goodwill related to an acquisition	91
Changes due to foreign currency exchange rate fluctuations	47

Balance as of December 31, 2006	$50,112

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2005
	($’000s)
	Gross
	Carrying	Accumulated	Net
Acquired Intangible Assets	Amount	Amortization	Intangibles

Membership lists	$11,450	$(10,939)	$511
Covenants-not-to-compete	1,151	(949)	202
Beneficial lease	223	(195)	28

	$12,824	$(12,083)	$741

	As of December 31, 2006
	($’000s)
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Membership lists	$12,146	$(11,389)	$757
Covenants-not-to-compete	1,151	(1,004)	147
Beneficial lease	223	(205)	18

	$13,520	$(12,598)	$922

The amortization expense of the above acquired intangible assets for each of the three years ending December 31, 2009 is as follows:

Aggregate Amortization Expense for the Years Ending December 31, ($’000s)

2007	$445
2008	386
2009	91

$922

Amortization expense of intangible assets for the years ended December 31, 2004, 2005 and 2006 was $777, $632 and $630, respectively.

6.	Accrued Expenses

Accrued expenses as of December 31, 2005 and 2006 consist of the following:

	December 31,
	2005	2006

Accrued payroll	$6,447	$7,716
Accrued construction in progress and equipment	7,848	10,563
Accrued occupancy costs	5,783	6,448
Accrued insurance claims	4,091	3,649
Accrued other	7,451	4,844

	$31,620	$33,220

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2006

Senior Notes 9 5/8%	$255,000	$169,999
Senior Discount Notes 11%	153,077	110,850
Notes payable for acquired businesses	3,085	280

	411,162	281,129
Less: Current portion due within one year	1,267	181

Long-term portion	$409,895	$280,948

The aggregate long-term debt obligations maturing during the next five years and thereafter is as follows:

Amount Due

Year Ending December 31,
2007	$181
2008	48
2009	51
2010	—
2011	169,999
Thereafter	110,850

$281,129

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility

As of December 31, 2006, the Company had a senior secured revolving credit facility (the “Senior Credit Facility”) that was to mature April 15, 2008. On February 27, 2007 the Senior Credit Facility was replaced with the New Senior Credit Facility. Effective July 7, 2006, the Senior Credit Facility was amended to increase permitted borrowings from $50,000 to $75,000. Also, in July, the Company paid commitment fees totaling $125 related to this amendment. The Senior Credit Facility contained various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 3.00:1.00 and a maximum permitted total leverage ratio of 3.25:1.00 from September 30, 2006 through September 29, 2007. TSI’s interest coverage and leverage ratios were 5.24:1.00 and 1.77:1.00, respectively, as of December 31, 2006. As of December 31, 2006 TSI was in compliance with its financial covenants under the credit agreement related to the Senior Credit Facility. These covenants served to limit TSI’s ability to incur additional debt. As of December 31, 2006, permitted borrowing capacity of $75,000 was not restricted by the covenants. Loans under the Senior Credit Facility will at TSI’s option, bear interest at either the administrative agent’s base rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined in the related credit agreement. There were no borrowings outstanding at December 31, 2006 and outstanding letters of credit issued totaled $10,986. TSI was required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of December 31, 2006 was $64,014.

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

On June 8, 2006 the Company paid $93,001 to redeem $85,001 of the outstanding principal of the 9 5/8% Senior Notes, together with $6,796 million of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

On July 7, 2006, the Company paid $62,875 to redeem 35% of its Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.

New Senior Credit Facility

On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 Initial Term Loan Facility, and a $75,000 Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI and agreement upon certain terms and conditions thereof between the participating lenders and TSI. The New Senior Credit Facility replaces the existing senior secured credit facility. Fees and expenses associated with this transaction approximate $3.0 million.

A portion of the proceeds were used to purchase $165,540 aggregate principal amount of Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4,459, together with call premium of $215, on April 15, 2007, the redemption date.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued interest on the Senior Notes totaling $6,013 was also paid at closing. The Company incurred $8,759 of tender premium and approximately $300,000 fees and expenses related to the tender of these Senior Notes.

Net deferred financing costs related to the Credit Facility and the Senior Notes totaling approximately $3,209 will be expensed in the first quarter of 2007.

Borrowings under the Initial Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The Initial Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $0.46 million per quarter beginning on June 30, 2007.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder.

TSI, LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company’s secured leverage ratio as of February 27, 2007 was within Level 3 range.

Fair Market Value

The carrying value of long-term debt, other than the Notes and the Discount Notes, approximates fair market value as of December 31, 2005 and 2006. Based on quoted market prices, the Discount Notes have a fair value of approximately $146,970 and $86,840 at December 31, 2005 and December 31, 2006 respectively. The Notes have a fair value of approximately $267,113 and $105,470 at December 31, 2005 and 2006 respectively.

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006

Interest costs expensed	$39,343	$41,550	$35,496
Interest costs capitalized	429	899	867

Total interest expense and amounts capitalized	$39,772	$42,449	$36,363

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions

The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. As of December 31, 2006, BRS owned 27.2% of the Company’s outstanding common stock. Fees for such services, which are included in general and administrative expenses, are $250 per annum, and are payable while BRS owns 3.66% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 2005 and 2006.

9.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amount to $1,420 as of December 31, 2006.

The leases expire at various times through April 30, 2028, and certain leases may be extended at the Company’s option.

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2007	$68,770
2008	72,491
2009	71,492
2010	68,678
2011	66,910
Aggregate thereafter	484,350

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2004, 2005 and 2006 was $64,742, $71,034 and $79,677, respectively. Such amounts include additional rent of $11,653, $13,399 and $15,119, respectively.

The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through October 31, 2020. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2007	$3,324
2008	2,615
2009	2,328
2010	2,271
2011	1,987
Aggregate thereafter	8,658

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental income, including non-cash rental income, for the years ended December 31, 2004, 2005 and 2006 was $2,416, $3,035 and $2,990, respectively. Such amounts include additional rental charges above the base rent of $218, $35 and $90, respectively. We own the building at one of our club locations which houses a rental tenant that generated $788, $1,059 and $1,041 of rental income for the years ended December 31, 2004, 2005 and 2006, respectively.

10.  Stockholders’ Deficit

a.  Capitalization

Prior to the IPO, the Company’s certificate of incorporation provided for the issuance of up to 42,500,000 shares of capital stock, consisting of 35,000,000 shares of Class A Voting Common Stock (“Class A”), par value $0.001 per share; and 7,000,000 shares of Class B Non-voting Common Stock (“Class B”), par value of $0.001 per share (Class A and Class B are collectively referred to herein as “Common Stock”). This also included 200,000 shares of Series B Preferred Stock (“Series B”) par value $1.00 per share; the redeemable 100,000 shares Senior stock, par value $1.00 per share; and 200,000 shares of Series A stock, par value $1.00 per share. The Class A common share amounts have been affected for the 14 for one stock split described below.

The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).

The registration statement filed in connection with the Company’s IPO, as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of Common Stock began trading on the NASDAQ Stock Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 for one common stock split. See Note 1 for further details relating to the Company’s IPO.

Common Stock

On January 26, 2004, warrants to purchase 1,002,834 shares of Class A common stock were exercised.

Series B Preferred Stock

During December 1996, the Company issued 3,857 shares of Series B preferred stock, 3,273 shares of which were outstanding as of December 31, 2003, respectively. Series B stock had liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series B stock had no voting rights except as required by law, and ranked “pari passu.” Series B stock had a liquidation value of $35 per share plus cumulative unpaid dividends of $6,127 as of December 31, 2003. Series B stockholders were entitled to a cumulative 14% annual dividend based upon the per share price of $35. In connection with the issuance of the 11% Discount Notes discussed in Note 7 all of the 109,540 outstanding shares were redeemed in February 2004 for a total of $10,118.

Restructuring

On February 4, 2004 Town Sports International, Inc. (“TSI Inc.”) and affiliates and TSI Holdings, a newly formed company, entered into a Restructuring Agreement. In connection with this Restructuring, the holders of TSI Inc.’s Series A Preferred Stock, Series B Preferred Stock and Class A Common stock contributed their shares of TSI Inc. to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to TSI Inc. the certificates representing all of TSI Inc.’s shares contributed in the aforementioned exchange and in return TSI Inc. issued 14,000 shares of common stock to TSI Holdings, and cancelled on its books and records the certificate representing TSI Inc.’s shares contributed to it by TSI Holdings.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 6, 2004 all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50,635.

On March 12, 2004 917,504 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539 in cash related to these exercises.

On March 15, 2004 the Board of Directors of TSI Holdings approved a common stock distribution of $3.75 per share to all shareholders of record on March 15, 2004. This dividend totaling $68,943 was paid on March 17, 2004. Also, in lieu of a common stock distribution, vested common option holders were paid a total of $1,144 recorded as payroll expense

b.	Stock Options

Common Stock Options

Grants vest in full at various dates between December 2007 and 2015. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale or an Initial Public Offering of the Company. The term of each of these grants is ten or eleven years.

In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the 2001 Grants. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. The Company utilized a third-party valuation as of June 30, 2000 together with consideration of events occurring since that date in determining the value of the Company’s stock at the date of grant of the 2001 options. Unearned compensation is amortized as compensation expense over the vesting period. During the years ended December 31, 2004 and 2005, amortization of unearned compensation totaled $64 and $279 respectively. Effective January 1, 2006, the Company adopted SFAS 123R for the calculation of stock-based compensation expense (See Note 2 — Stock-Based Compensation).

As of December 31, 2004, 2005 and 2006, a total of 273,112, 325,752 and 624,080 Common stock options were exercisable, respectively. All 2004 and 2005 share amounts have been multiplied by 14 to account for the 14 for one common stock split on June 2, 2006 for comparative purposes.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 (See Note 2 — Stock-based Compensation for further information).

At December 31, 2006, the Company had 966,800 and 468,160 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Option Plan, respectively. The total compensation expense, classified within payroll and related on the consolidated statements of operations, related to these plans was $64, $279 and $1,135 for the years ended December 31, 2004, 2005 and 2006, respectively. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises in operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

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

The following table summarizes the stock option activity for the years ended December 31, 2004, 2005 and 2006:

		Weighted
		Average
	Class A	Exercise
	Common	Price

Balance at January 1, 2004	1,827,448	$4.96
Reinstated (ii)	80,500	0.15
Exercised	(923,104)	0.59
Forfeited	(20,440)	3.44

Balance at December 31, 2004(iii)	964,404	6.03
Granted	280,000	6.54	(i)
Exercised (iv)	(3,360)	5.36
Forfeited	(3,920)	1.38

Balance at December 31, 2005	1,237,124	6.16
Granted	545,860	11.56
Exercised	(58,386)	7.50
Cancelled	(68,600)	6.00
Forfeited	(221,038)	5.42

Balance at December 31, 2006	1,434,960	$8.28

(i)	Option price was greater than market price on grant date.

(ii)	Option reinstated as a result of inadvertent forfeiture on behalf of TSI.

(iii)	In connection with the restructuring of the Company’s capitalization, a total of 703,332 vested common stock options with a weighted average exercise price of $9.10 were amended to decrease the exercise price by $3.75, equivalent to the distribution that common stock holders received in March 2004. As of December 31, 2004, the 703,332 outstanding common stock options have a weighted average exercise price of $5.35.

(iv)	The shares related to the exercise of these options were immediately repurchased and retired by the company.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option information as of December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Common
1999 grants	8,080	24 months	$3.79	8,080	$3.79
2000 grants	50,400	36 months	$5.36	50,400	$5.36
2003 grants	96,600	72 months	$10.29	96,600	$10.29
2004 amended and repriced 1999 grants	14,840	24 months	$0.04	—	$0.04
2004 amended and repriced 2000 grants	39,200	36 months	$1.61	—	$1.61
2004 amended and repriced 2001 grants	53,200	65 months	$3.39	—	$3.39
2004 amended and repriced 2003 grants	399,840	72 months	$6.54	299,880	$6.54
2005 grants	237,440	96 months	$6.54	91,000	$6.54
2006 grants	535,360	104 months	$11.55	78,120	$9.35

Total Grants	1,434,960		$8.28	624,080	$7.34

On April 1, 2006, the Company issued 67,200 stock options under the 2004 Stock Option Plan to a departing executive. The fair value of these options totaling $485 was expensed during the year ended December 31, 2006. These stock options were issued at an exercise price of $7.20 while the fair market value on the grant date was estimated to be $12.00. The value of each option was $7.21 calculated using the Black-Scholes option pricing model with an expected volatility of 50%, divided yield of 0.0%, a risk free interest rate of 4.81% and an expected term of 4.10 years.

On August 4, 2006, the Company issued 430,500 stock options under the 2006 Stock Option Plan to certain employees of the Company. Of the stock options total fair value of $2,833, $226 was expensed during the year ended December 31, 2006. These stock options were issued at an exercise price of $12.05, the fair market value on the grant date. The value of each option was $6.58 calculated using the Black-Scholes option pricing model with an expected volatility of 50.0%, dividend yield of 0.0%, a risk free interest rate of 4.83% and an expected term of 6.25 years.

On September 12, 2006, the Company issued two stock option grants under the 2006 Stock Option Plan to a departing executive. Under the first grant, the Company issued 36,960 stock options. The fair value of these options totaling $197 was expensed during the year ended December 31, 2006. These stock options were issued at an exercise price of $13.15, the fair market value on the grant date. The value of each option was $5.34 calculated using the Black-Scholes option pricing model with an expected volatility of 54.0%, dividend yield of 0.0%, a risk free interest rate of 4.75% and an expected term of 3.01 years. Under the second grant, the Company issued 11,200 stock options. The fair value of these options totaling $66 was expensed during the year ended December 31, 2006. These stock options were issued at an exercise price of $13.15, the fair market value on the grant date. The value of each option was $5.90 calculated using the Black-Scholes option pricing model with an expected volatility of 54.0%, divided yield of 0.0%, a risk free interest rate of 4.71% and an expected term of 3.71 years.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of December 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price	(in years)	($’000s)

Outstanding at December 31, 2006	1,434,960	$8.28	7.0	$11,763
Vested at December 31, 2006	624,080	$7.34	5.9	$5,706
Exercisable at December 31, 2006	624,080	$7.34	5.9	$5,706

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total fair value of options vested and expensed was $748 net of tax, for the year ended December 31, 2006, respectively.

As of December 31, 2006, a total of $2,665 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vested targets are met in future periods, over a weighted-average period of 4.7 years.

11.	Asset Acquisitions

During the years ended December 31, 2005 and 2006, the Company completed the acquisition of assets of certain existing fitness clubs. None of the individual acquisitions were material to the financial position, results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended
	December 31,
	2005	2006

Number of clubs acquired	2	1

Purchase prices payable in cash at closing	$3,945	$858
Issuance and assumption of notes payable	340	—

Total purchase prices	$4,285	$858

	Years Ended
	December 31,
	2005	2006

Allocation of purchase prices
Goodwill	$2,609	$91
Fixed assets	1,483	109
Membership lists	442	810
Non-compete agreement	—	—
Other net liabilities acquired	—	—
Other net assets acquired	40	20
Deferred revenue	(289)	(172)

Total allocation of purchase prices	$4,285	$858

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

12.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2004, 2005 and 2006 are summarized below:

	Years Ended December 31,
	2004	2005	2006

Membership dues	$282,716	$309,811	$346,201
Initiation fees	12,439	11,916	9,563
Personal training revenue	34,821	42,277	49,511
Other club ancillary revenue	18,199	20,139	22,863

Total club revenue	348,175	384,143	428,138
Fees and other revenue	4,856	4,413	4,942

Total revenue	$353,031	$388,556	$433,080

13.	Corporate Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2004, 2005 and 2006 consisted of the following:

	Year Ended December 31, 2004
			State and
	Federal	Foreign	Local	Total

Current	$(5,468)	$247	$2,275	$(2,946)
Deferred	4,956	—	(920)	4,036

	$(512)	$247	$1,355	$1,090

	Year Ended December 31, 2005
			State and
	Federal	Foreign	Local	Total

Current	$9,761	$318	$2,584	$12,663
Deferred	(8,557)	—	(3,086)	(11,643)

	$1,204	$318	$(502)	$1,020

	Year Ended December 31, 2006
			State and
	Federal	Foreign	Local	Total

Current	$7,181	$184	$1,409	$8,774
Deferred	(5,141)	—	(2,918)	(8,059)

	$2,040	$184	$(1,509)	$715

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets consist of the following items:

	December 31,
	2005	2006

Deferred tax assets
Deferred lease liabilities	$10,973	$12,795
Deferred revenue	5,697	8,537
Deferred compensation expense incurred in connection with stock options	149	642
State net operating loss carry-forwards	1,835	1,820
Interest accretion	10,198	12,172
Accruals, reserves and other	2,277	3,262

	31,129	39,228

Deferred tax liabilities
Fixed assets and intangible assets	(496)	(273)
Deferred costs	(4,548)	(6,518)

	(5,044)	(6,791)

Net deferred tax assets, prior to valuation allowance	26,085	32,437
Valuation allowance	(1,707)	—

Net deferred tax assets	$24,378	$32,437

As of December 31, 2006, the Company has state net operating loss (“NOL”) carry-forwards of approximately $22,795. Such amounts expire between December 31, 2010 and December 31, 2026. During the fourth quarter of 2006, the Company completed a corporate restructuring, which allowed the Company to recognize certain state deferred tax assets that were previously reserved through a valuation allowance. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2006 will be realized.

Our foreign pre-tax earnings related to the Swiss entity was $649, $857 and $1,037 for the years ended December 31, 2004, 2005 and 2006, respectively and the related current tax provision was $247, $318 and $184, respectively.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2004, 2005 and 2006:

	Years Ended December 31,
	2004	2005	2006

Federal statutory tax rate	(35)%	35%	35%
State and local income taxes, net of federal tax benefit	7	17	12
Change in state effective income tax rate	12	(11)	(5)
Deferred compensation	41	—	—
State tax benefit related to self insurance	(8)	(22)	(13)
Foreign rate differential	(3)	(3)	(1)
Valuation allowance	21	13	(32)
Discrete state income tax charge related to IPO proceeds	—	—	14
Swiss repatriation cost	—	4	—
Other permanent differences	4	4	3

	39%	37%	13%

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2006 effective tax rate of 13% was lower than the U.S. statutory tax rate primarily due to a tax benefit from a corporate restructuring that allowed the Company to recognize certain state deferred tax assets that were previously reserved through a valuation allowance and a re-measurement of certain state deferred tax assets. Additionally, the 2006 effective tax rate was negatively impacted by a nonrecurring income tax charge to reflect the reduction in tax benefits associated with its use of the proceeds from the IPO.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides for a special one-time elective dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In 2005 the Company elected to do a one-time dividend totaling $1,700. This dividend resulted in additional taxes of $119.

We have not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our non-U.S. subsidiary subsequent to the Act as calculated for income tax purposes, because in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (“APB 23”) we intend to reinvest these earnings outside the U.S. indefinitely.

14.	Contingencies

On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that the Company violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. The complaint and the lawsuit is stayed upon agreement of the parties pending mediation. On or about November 2, 2005, the complaint and the lawsuit was stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about February 7, 2007, the plaintiffs made a motion requesting leave to file a Second Amended Complaint which seeks to add to the purported class all New York hourly employees and additional alleged violations of the provisions of the New York State Labor Law with respect to the payment of wages. TSI has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, on April 4, 2001, seeking damages for personal injuries. Following a trial, the Company received a directed verdict for indemnification against one of the Company’s contractors and the plaintiff received a jury verdict of approximately $8.9 million in his favor. Both of those verdicts are being appealed and the Company has filed an appeal bond in the amount of $1.8 million in connection with those appeals. The Company is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on consolidated financial position, results of operations or cash flows.

15.	Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum. Employer matching contributions totaling $191 and $180 were made in February 2005 and March 2006, respectively, for the Plan years ended December 31, 2004 and 2005, respectively. The Company expects to make an employer matching contribution of $166 in March 2007 for the Plan year ended December 31, 2006.

16.	Quarterly Financial Data (Unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$93,846	$97,996	$98,200	$98,514
Operating income	9,584	10,560	9,163	10,946
Net income (loss)	179	491	(123)	1,222
Earnings (loss) per share (a)
Basic	$0.14	$0.03	$(0.01)	$0.07
Diluted	$0.14	$0.03	$(0.01)	$0.07

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b)	(c)	(d)	(e)

Net revenue	$104,027	$109,469	$109,418	$110,167
Operating income	10,413	13,591	15,224	13,802
Net income (loss)	(135)	(2,652)	785	6,649
Earnings (loss) per share (a)
Basic	$(0.01)	$(0.13)	$0.03	$0.26
Diluted	$(0.01)	$(0.13)	$0.03	$0.25

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)	Net loss and loss per share for the first quarter of 2006 include $657 and $0.04, respectively for the effect of a non-recurring tax expense.

(c)	Net loss and loss per share for the second quarter of 2006 include $5,114 and $0.25, respectively, for the effect of loss on early extinguishment of debt, net of tax and $94 and $0.00, respectively for the effect of a non-recurring tax expense.

(d)	Net income and earnings per share for the third quarter of 2006 include $4,393 and $0.17 for the effect of loss on early extinguishment of debt, net of tax.

(e)	Net income and earnings per share for the fourth quarter of 2006 include ($1,972) and ($0.07), respectively for the effect of a non-recurring tax benefit.

17.	Subsequent Event

New Senior Credit Facility

On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 Term Loan Facility, a $75,000 Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100,000. The New Senior Credit Facility replaces the existing senior secured credit facility. See Note 7 — Long-Term Debt — New Senior Credit Facility for further details.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Guarantors

TSI Holdings has unconditionally guaranteed the 11.0% Discount Notes. TSI Holdings, TSI and all of TSI’s domestic subsidiaries have unconditionally guaranteed the $169,999 9 5/8% Senior Notes discussed in Note 7. However, TSI’s foreign subsidiaries have not provided guarantees for these Notes.

Except for TSI Holdings (TSI’s parent) each guarantor of the Senior Notes is a wholly owned subsidiary of TSI. The guarantees are full and unconditional and joint and severable. In January 2004, TSI Holdings was incorporated solely for the purpose of issuing the Discount Notes. The following schedules set forth condensed consolidating financial information as required by Rule 3-10d of Securities and Exchange Commission Regulation S-X at December 31, 2005 and December 31, 2006 and for the years ending December 31, 2004, 2005 and 2006. The financial information illustrates the composition of the combined guarantors.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2006

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$437	1,226	$3,027	$2,120	$—	$6,810
Accounts receivable, net	—	4,422	3,459	147	—	8,028
Inventory	—	—	409	26	—	435
Prepaid corporate income taxes	5,813	(5,812)	(1)	—	—	—
Inter-company receivable (payable)	840	(840)	—	—	—	—
Prepaid expenses and other current assets	—	5,265	9,492	—	—	14,757

Total current assets	7,090	4,261	16,386	2,293	—	30,030
Investment in subsidiaries	67,592	230,359	—	—	(297,951)	—
Fixed assets, net	—	9,901	271,034	671	—	281,606
Goodwill	—	—	49,305	807	—	50,112
Intangible assets, net	—	—	922	—	—	922
Deferred tax assets, net	16,092	16,888	(491)	(52)	—	32,437
Deferred membership costs	—	—	15,703	—	—	15,703
Other assets	2,247	9,264	1,206	—	—	12,717

Total assets	$93,021	$270,673	$354,065	$3,719	$(297,951)	$423,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$—	$181	$—	$—	$181
Accounts payable	—	—	9,972	—	—	9,972
Accrued expenses and corporate income taxes payable	—	14,263	21,107	427	—	35,797
Accrued interest	—	3,464	2	—	—	3,466
Deferred revenue	—	267	38,622	91	—	38,980

Total current liabilities	—	17,994	69,884	518	—	88,396
Long-term debt	110,850	173,571	(3,473)	—	—	280,948
Deferred lease liabilities	—	482	54,447	—	—	54,929
Deferred revenue	—	—	5,807	—	—	5,807
Other liabilities	—	11,034	242	—	—	11,276

Total liabilities	110,850	203,081	126,907	518	—	441,356

Stockholder’s deficit:
Common stockholders’ deficit	(18,368)	67,592	227,158	3,201	(297,951)	(18,368)
Accumulated other comprehensive income	539	—	—	—	—	539

Total stockholders’ deficit	(17,829)	67,592	227,158	3,201	(297,951)	(17,829)

Total liabilities and stockholders’ deficit:	$93,021	$270,673	$354,065	$3,719	$(297,951)	$423,527

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For Twelve Months Ended December 31, 2006

			Subsidiary	Non-Guarantor
	TSI Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues:
Club operations	$—	$187	$423,514	$4,437	$—	$428,138
Fees and other	—	1,030	3,912	—	—	4,942

	—	1,217	427,426	4,437	—	433,080

Operating expenses:
Payroll and related	—	25,945	134,847	1,917	—	162,709
Club operating	—	1,531	143,573	1,139	—	146,243
General and administrative	19	4,724	25,103	402	—	30,248
Depreciation and amortization	—	4,103	36,398	349	—	40,850

	19	36,303	339,921	3,807	—	380,050

Operating income (loss)	(19)	(35,086)	87,505	630	—	53,030
Loss on extinguishment of debt	7,470	8,643	—	—	—	16,113
Interest expense	14,694	14,876	5,945	(19)	—	35,496
Interest income	—	(2,110)	(14)	—	—	(2,124)
Equity in the income of investees and rental income	—	(1,041)	(776)	—	—	(1,817)

Income (loss) before provision (benefit) for corporate income taxes	(22,183)	(55,454)	82,350	649	—	5,362
Provision (benefit) for corporate income taxes	(8,346)	(21,564)	30,469	156	—	715

Income (loss) before equity earnings	(13,837)	(33,890)	51,881	493	—	4,647
Equity earnings from subsidiaries	18,484	52,374	—	—	(70,858)	—

Net income (loss)	$4,647	$18,484	$51,881	$493	$(70,858)	$4,647

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flow
For Twelve Months Ended December 31, 2006

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from Operating Activities:
Net income (loss)	$4,647	$18,484	$51,881	$493	$(70,858)	$4,647

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	4,103	36,398	349	—	40,850
Compensation expense in connection with stock options	—	1,135	—	—	—	1,135
Noncash rental expense, net of noncash rental income	—	30	1,738	—	—	1,768
Interest expense on Senior Discount Notes	14,417	—	—	—	—	14,417
Payment of interest on Payment-in-Kind Notes	(12,961)	—	—	—	—	(12,961)
Loss on extinguishment of debt	7,470	8,643	—	—	—	16,113
Amortization of debt issuance costs	270	1,168	—	—	—	1,438
Increase in reserve for self-insured liability claims	—	2,564	—	—	—	2,564
Landlord contributions to tenant improvements	—	—	6,413	—	—	6,413
Changes in operating assets and liabilities	(5,517)	16,686	—	—	—	11,169
Other	(8,193)	(1,493)	(73,726)	216	70,858	(12,338)

Total adjustments	(4,514)	32,836	(29,177)	565	70,858	70,568

Net cash provided by operating activities	133	51,320	22,704	1,058	—	75,215

Net cash used in investing activities	—	(1,357)	(65,554)	(200)	—	(67,111)

Net cash used in financing activities	303	(50,096)	(2,805)	—	—	(52,598)

Net increase (decrease) in cash and cash equivalents	436	(133)	(45,655)	858	—	(44,494)
Cash and cash equivalents at beginning of period	1	1,359	48,682	1,262	—	51,304

Cash and cash equivalents at end of period	$437	$1,226	$3,027	$2,120	$—	$6,810

KALORAMA SPORTS

MANAGEMENT ASSOCIATES
AND SUBSIDIARY
DECEMBER 31, 2006, 2005 AND 2004

Page

Independent Auditors’ Report	F-40
Financial Statements:
Consolidated Balance Sheets	F-41
Consolidated Statements of Income and Expenses	F-42
Consolidated Statements of Partners’ Capital	F-43
Consolidated Statements of Cash Flows	F-44
Notes to Consolidated Financial Statements	F-45-48

INDEPENDENT AUDITORS’ REPORT

Partners
Kalorama Sports Management Associates
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Kalorama Sports Management Associates (A Limited Partnership) and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income and expenses, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kalorama Sports Management Associates and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squire, Lemkin + O’Brien LLP

Rockville, MD
January 31, 2007

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands
	of dollars)

ASSETS
CURRENT ASSETS:
Cash	$41	$—
Accounts receivable	80	142
Inventory	1	1
Prepaid expenses and other	44	31

TOTAL CURRENT ASSETS	$166	$174

PROPERTY AND EQUIPMENT	$184	$158

OTHER ASSETS:
Prepaid rent	$11	$11
Deferred member costs	83	73
Deferred tax benefit	110	105
Deposits and other deferred charges	57	57

TOTAL OTHER ASSETS	$261	$246

TOTAL ASSETS	$611	$578

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Bank overdraft	$—	$6
Accounts payable and accrued expenses	271	249
Deferred revenue	233	195

TOTAL CURRENT LIABILITIES	$504	$450

OTHER LIABILITIES:
Deferred revenue	$29	$42
Deferred lease benefit	414	300

TOTAL OTHER LIABILITIES	$443	$342

TOTAL LIABILITIES	$947	$792
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL	(336)	(214)

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$611	$578

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES

	For the Years Ended
	December 31,
	2006	2005	2004
	(In thousands of dollars)

INCOME:
Membership and facility fees	$3,543	$3,508	$3,527
Pro shop sales	7	8	15
Advertising and other income	4	10	18

TOTAL INCOME	$3,554	$3,526	$3,560

EXPENSES:
Personnel and related costs	$703	$779	$794
Occupancy	752	683	410
Other operating expenses	299	367	377
Depreciation and amortization	64	156	319
Advertising	106	84	94
Cost of sales — pro shop	5	6	3

TOTAL EXPENSES	$1,929	$2,075	$1,997

NET INCOME BEFORE INCOME TAXES	$1,625	$1,451	$1,563
State income taxes	(112)	(78)	(104)

NET INCOME	$1,513	$1,373	$1,459

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

				General
				Partners
				and
		Class I	Class II	Class III
		Limited	Limited	Limited
	Totals	Partners	Partners	Partners
	(In thousands of dollars)

BALANCE DECEMBER 31, 2003	$254	$(9)	$345	$(82)
NET INCOME	1,459	169	256	1,034
DISTRIBUTIONS	(1,550)	(178)	(269)	(1,103)

BALANCE DECEMBER 31, 2004	$163	$(18)	$332	$(151)
NET INCOME	1,373	160	243	970
DISTRIBUTIONS	(1,750)	(198)	(300)	(1,252)

BALANCE DECEMBER 31, 2005	$(214)	$(56)	$275	$(433)
NET INCOME	1,513	174	264	1,075
DISTRIBUTIONS	(1,635)	(186)	(283)	(1,166)

BALANCE DECEMBER 31, 2006	$(336)	$(68)	$256	$(524)

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005	2004
	(In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from members and guests	$3,605	$3,572	$3,480
Cash paid to suppliers and employees	(1,672)	(1,686)	(1,757)
Interest received	—	1	1
Income taxes paid	(159)	(76)	(102)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,774	$1,811	$1,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(94)	$(58)	$(63)
Proceeds from sale of property and equipment	2	—	5

NET CASH USED IN INVESTING ACTIVITIES	$(92)	$(58)	$(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(1,635)	$(1,750)	$(1,550)
Change in bank overdraft	(6)	(3)	(14)

NET CASH USED IN FINANCING ACTIVITIES	$(1,641)	$(1,753)	$(1,564)

NET INCREASE IN CASH	$41	$—	$—
CASH, BEGINNING OF YEAR	—	—	—

CASH, END OF YEAR	$41	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,513	$1,373	$1,459
Adjustments:
Depreciation and amortization	64	156	319
Loss on disposal of assets	2	—	1
Decrease in subsidiary rent accrual	(50)	—	—
Changes in assets and liabilities:
Accounts receivable	62	21	(111)
Inventory, prepaid expenses and other	(13)	5	4
Deposits and other deferred charges	—	(9)	(1)
Deferred member costs	(10)	26	33
Deferred tax benefit	(5)	(41)	(15)
Accounts payable and accrued expenses	72	(10)	(7)
Deferred liabilities	139	290	(60)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,774	$1,811	$1,622

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND, 2004
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

The Partnership owns a substantial and controlling interest in its subsidiary Kalorama Down Under, LLC (a limited liability company).  This subsidiary was formed to build and own a health and fitness club. As of December 31, 2006 this club had not been constructed and management was negotiating to terminate or restructure its lease at that site (Note 5).

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

Accounts Receivable — Receivables are carried at original amounts less an estimate for doubtful receivables based on an annual review of all outstanding items. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for uncollectible accounts at December 31, 2006 and 2005 was $9 and $15, respectively.

Inventory — The inventory of athletic equipment and supplies is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method.

Property and Equipment — The operational facility is located at 1825 and 1875 Connecticut Avenue, N.W., Washington, D.C. and is housed in leased premises (Note 5) which have been renovated. The leasehold improvements are recorded at cost of construction and are being amortized over the lease term. The equipment and fixtures are recorded at cost and are being depreciated using accelerated methods over predetermined lives of five to seven years. Expenditures for property and equipment are capitalized at cost using a capitalization policy threshold of $1.

Revenue Recognition — In addition to monthly dues, the Partnership receives a onetime initiation fee, and, in certain cases, an annual fee from its members. The initiation fees are recognized on a pro rata basis over a thirty-month period commencing concurrently with the start of the membership period, as are the related costs. The annual fees are recognized on a pro rata basis over a twelve-month period commencing concurrently with the start of the membership period. In this connection, the Partnership is required to maintain a $50 surety bond pursuant to District of Columbia law.

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

Note 3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Leasehold improvements	$1,825	$1,792
Equipment and fixtures	778	979

Subtotals	$2,603	$2,771
Less; Accumulated depreciation and amortization	2,419	2,613

Totals	$184	$158

Depreciation and amortization expense was $64, $156, and $319 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 4.	Income Taxes

Pursuant to the Internal Revenue Code, all income and losses generated by the Partnership flow directly to the Partners and are reported separately on each partner’s individual income tax return. Accordingly, no provision for federal income taxes has been provided. The District of Columbia requires the filing of an Unincorporated Business Franchise Tax Return, which assesses tax on the taxable income earned in its jurisdiction. The 2006, 2005 and 2004 provision for Unincorporated Business Franchise Taxes has been included in the accompanying statements.

The components of income taxes at December 31 are as follows:

	2006	2005	2004

Current	$117	$120	$119
Deferred	(5)	(42)	(15)

Totals	$112	$78	$104

The Partnership’s total deferred tax assets, deferred tax liabilities, and deferred tax allowances at December 31, were as follows:

	2006	2005

Deferred tax assets	$116	$110
Deferred tax liabilities	(6)	(5)

Totals	$110	$105

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

The Partnership operates under a long-term sublease agreement for its facility. On April 18, 2005, the Partnership agreed to a lease extension for an additional fifteen years, commencing on April 20, 2005 and ending on April 20, 2020. Under the lease extension, the Partnership is leasing 32,838 square feet, an additional 11,886 square feet more than was leased under the previous lease agreements. The terms of the lease agreement provide the Partnership with rent abatement of five months on the portion of the space totaling 21,101 square feet and rent abatement of three months on the remaining space. The rent abatement and payment concessions are being amortized on a straight-line basis over the term of the sublease.

Monthly rent under the terms of the agreement is $45 for the first year of the lease, increasing approximately 2% each year for the remainder of the lease. In addition, the Partnership bears the cost of its proportionate share of all utility charges imposed upon the building.

As part of the new lease agreement the landlord agreed to provide a build out allowance of $163 to cover the costs associated with improving the new and existing space. The lease agreement also provides the Partnership with an option to renew the existing lease agreement for an additional five-year period.

Rent expense, including common area maintenance, was $677, $579 and $300 for the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with accounting principles generally accepted in the United States of America, the Partnership records monthly rent expense equal to the total of the payments due over the lease term, divided by the total number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to the deferred lease benefit, which is reflected as a separate line item in the accompanying consolidated balance sheets. The deferred lease benefit at December 31, 2006 and 2005 was $414 and $300, respectively.

At December 31, 2006, future minimum annual rents under subleases for the operating facility are as follows, exclusive of Kalorama Down Under’s liability described below:

Year	Amount

2007	$564
2008	576
2009	590
2010	627
2011	653
Thereafter	6,214

Total	$9,224

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

During 1997, because of problems of the developer in completing improvements and delivering the leased space, the construction costs associated with the space, which totaled $106, were charged to earnings since it was anticipated the space would never be occupied. At that time, a determination was made to begin negotiations regarding the early termination or possible restructuring of this lease. As a result of the continuing difficulties of the developer, during the year ended December 31, 2000, Kalorama Down Under, LLC ceased making payments of rent in anticipation of negotiating a settlement. In 2002, it adjusted its accrued lease liability to $150 representing its estimate of any amount which might be due. During 2006, management determined that a revision to the estimate was necessary. Management has revised its estimate that the maximum liability associated with the Dupont Circle space is $100. Accordingly, Kalorama Down Under, LLC recognized $50 of this liability as an offset to rent expense for the year ended December 31, 2006.

Note 6.	Related Party Transactions

Kalorama Sports Management Associates is primarily owned by LEL, Inc., TSI Dupont Circle, Inc., and various partners of Capitol Hill Squash Club Associates Limited Partnership (CHSC). TSI Dupont Circle, Inc. is a subsidiary of Town Sports International Holdings, Inc. which is a limited partner of CHSC through a subsidiary, TSI Washington, Inc. Paul London is owner of LEL, Inc. and is a limited partner of CHSC and the owner of PL, Inc., the general partner of CHSC. The Partnership had outstanding net receivables at December 31, 2006 and 2005 of $40 and $46, respectively, from related parties. These amounts arise from the allocation of certain costs among clubs operating in the Washington, D.C. area that are managed, affiliated with, or owned by Town Sports International, Inc. The centralization of certain management functions is aimed at achieving economies of scale.

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