Form 10-Q
period 2007-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2007-05-07
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from      to     .
Commission File Number 000-52013
TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0640002
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
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
☐ Large accelerated filer      ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐       No ☑
     As of May 1, 2007 there were 26,117,908 shares Common of Stock of the Registrant outstanding, par value $.001 per share.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007	3
b) Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2007	4
c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2007	5
d) Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27
SIGNATURES
Section 302 certification	33
Section 302 certification	34
Section 906 certification	35
Section 906 certification	36
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and March 31, 2007
(All figures in $’000s, except share data)
(Unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,810	$9,277
Accounts receivable (less allowance for doubtful accounts of $2,026 and $2,820 as of December 31, 2006 and March 31, 2007, respectively)	8,028	9,976
Inventory	435	415
Prepaid corporate income taxes	—	1,620
Prepaid expenses and other current assets	14,757	13,449

Total current assets	30,030	34,737
Fixed assets, net	281,606	287,274
Goodwill	50,112	50,107
Intangible assets, net	922	769
Deferred tax asset, net	32,437	35,311
Deferred membership costs	15,703	16,538
Other assets	12,717	11,658

Total assets	$423,527	$436,394

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$181	$1,999
Accounts payable	9,972	9,127
Accrued expenses	33,220	29,380
Accrued interest	3,466	1,335
Corporate income taxes payable	2,577	—
Deferred revenue	38,980	44,459

Total current liabilities	88,396	86,300
Long-term debt	280,948	297,013
Deferred lease liabilities	54,929	56,120
Deferred revenue	5,807	5,916
Other liabilities	11,276	11,352

Total liabilities	441,356	456,701
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Class A voting common stock, $.001 par value; issued and outstanding 25,975,948 and 26,067,508 shares at December 31, 2006 and March 31, 2007, respectively. (See Note 2)	26	26
Paid-in capital	(21,068)	(19,766)
Accumulated other comprehensive income (currency translation adjustment)	539	560
Retained earnings (accumulated deficit)	2,674	(1,127)

Total stockholders’ deficit	(17,829)	(20,307)

Total liabilities and stockholders’ deficit	$423,527	$436,394

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2007
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues:
Club operations	$102,923	$114,340
Fees and other	1,104	1,037

	104,027	115,377

Operating Expenses:
Payroll and related	40,897	44,751
Club operating	34,470	39,364
General and administrative	7,861	7,758
Depreciation and amortization	10,386	11,091

	93,614	102,964

Operating income	10,413	12,413
Loss on extinguishment of debt	—	12,521
Interest expense	10,687	7,016
Interest income	(725)	(259)
Equity in the earnings of investees and rental income	(433)	(422)

Income (loss) before provision (benefit) for corporate income taxes	884	(6,443)
Provision (benefit) for corporate income taxes	1,019	(2,642)

Net loss	$(135)	$(3,801)

Loss per share:
Basic	$(0.01)	$(0.15)
Diluted	$(0.01)	$(0.15)
Weighted average number of shares used in calculating loss per share:
Basic	18,327,722	25,997,253
Diluted	18,327,722	25,997,253

Statements of Comprehensive Income (Loss)
Net loss	$(135)	$(3,801)
Foreign currency translation adjustments	6	21

Comprehensive loss	$(129)	$(3,780)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2007
(All figures in $’000s)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(135)	$(3,801)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,386	11,091
Non-cash interest expense on Senior Discount Notes	4,126	2,962
Loss on extinguishment of debt	—	12,521
Amortization of debt issuance costs	417	269
Noncash rental expense, net of noncash rental income	(19)	508
Compensation expense incurred in connection with stock options	43	169
Net changes in certain operating assets and liabilities	22,331	(2,411)
Increase in deferred tax asset	(2,315)	(2,874)
Landlord contributions to tenant improvements	1,610	1,131
Increase in reserve for self-insured liability claims	495	140
Increase in deferred membership costs	(2,221)	(835)
Other	22	21

Total adjustments	34,875	22,692

Net cash provided by operating activities	34,740	18,891

Cash flows from investing activities:
Capital expenditures	(15,023)	(19,311)

Net cash used in investing activities	(15,023)	(19,311)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	185,000
Costs related to issuance of New Credit Facility	—	(2,631)
Repayment of Senior Notes	—	(169,999)
Premium paid on extinguishment of debt and related costs	—	(9,309)
Repayment of long term borrowings	(311)	(79)
Change in book overdraft	(986)	(1,230)
Tax benefit from stock option exercises	—	515
Proceeds from exercise of stock options	—	620

Net cash (used in) provided by financing activities	(1,297)	2,887

Net increase in cash and cash equivalents	18,420	2,467
Cash and cash equivalents at beginning of period	51,304	6,810

Cash and cash equivalents at end of period	$69,724	$9,277

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(2,083)	$(2,247)
(Increase) decrease in inventory	(71)	20
Decrease in prepaid expenses and other current assets	369	933
Increase (decrease) in accounts payable, accrued expenses and accrued interest	10,110	(2,510)
Change in prepaid corporate income taxes and corporate income taxes payable	4,518	(4,197)
Increase in deferred revenue	9,488	5,590

Net changes in certain operating assets and liabilities	$22,331	$(2,411)

Supplemental disclosures of cash flow information:
Cash payments for interest	$150	$6,044

Cash payments for income taxes	$645	$3,915

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owns and operates 150 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of March 31, 2007. The Company operates in a single segment. The Company operates 102 clubs in the New York metropolitan market, 21 clubs in the Boston market, 19 clubs in the Washington, D.C. market, seven clubs in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.
     Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI LLC”). TSI Holdings is the sole member of TSI LLC.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2006 consolidated financial statements and notes thereto, included on Form 10-K, as filed on March 13, 2007 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.
2. Initial Public Offering
     The registration statement filed in connection with the Company’s Initial Public Offering (“IPO”), as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of common stock (“Common Stock”) began trading on the NASDAQ Stock Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 for 1 common stock split. All share and per share data have been adjusted to reflect this stock split. The Company closed this transaction and received proceeds on June 7, 2006. The IPO consisted of 8,950,000 shares of common stock, including 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,750. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of the Company’s outstanding 11% Senior Discount Notes due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of TSI LLC’s 9 5/8% Senior Notes due 2011.
3. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008 for the Company. We are currently evaluating the impact of SFAS 159 on our Consolidated Financial Statements.
4. Long-Term Debt

	December 31,	March 31,
	2006	2007
	($’000s)	($’000s)
Term Loan Facility	$—	$185,000
9 5/8% Senior Notes	169,999	—
11.0% Senior Discount Notes due 2014 (Payment-in-Kind Notes)	110,850	113,811
Notes payable for acquired businesses	280	201

	281,129	299,012
Less, current portion to be paid within one year	181	1,999

Long-term portion	$280,948	$297,013

     The Company had a senior secured revolving credit facility (the “Senior Credit Facility”) of $75.0 million that was to mature April 15, 2008. On February 27, 2007, the Senior Credit Facility was replaced with a $75,000 revolving credit facility (the “Revolving Loan Facility”) (see below for details).
     On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”) and the Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI and agreement upon certain terms and conditions thereof between the participating lenders and TSI. The Revolving Loan Facility replaced the Senior Credit Facility.
     The proceeds of the Term Loan Facility were used to purchase $169,999 aggregate principal amount of TSI LLC’s 9 5/8% Senior Notes outstanding, together with applicable tender or call premiums. The Company incurred $8,759 of tender premium and $215 of call premium together with $335 fees and expenses related to the tender of the 9 5/8% Senior Notes. Net deferred financing costs related to the Senior Credit Facility and the 9 5/8% Senior Notes totaling approximately $3,212 were expensed in the first quarter of 2007. The loss on extinguishment of debt is summarized as follows:

Tender premium	$8,759
Call premium	215
Write-off of deferred financing costs related to the Senior Credit Facility and 9 5/8% Senior Notes	3,212
Fees and expenses	335

Loss on early extinguishment of debt	$12,521

     The New Senior Credit Facility contains various covenants including the maintenance of a maximum permitted total leverage ratio, if any loans or letters of credit under the facility are outstanding. As of March 31, 2007, the Company was in compliance with its debt covenants under the related credit agreement. These covenants may limit TSI’s ability to incur additional debt. As of March 31, 2007, permitted borrowing capacity of $75,000 was not restricted by the covenants.
     Borrowings under the Term Loan Facility will, at TSI’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate was 7.125% as of March 31, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Company’s 11% Senior Discount Notes due 2014 are still outstanding. TSI is required to repay 0.25% of principal, or $463 per quarter beginning on June 30, 2007.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. TSI’s applicable base rate and Eurodollar rate margins, and commitment commission percentage vary with the Company’s consolidated secured leverage ratio, as defined in the related credit agreement. As of March 31, 2007, TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were no borrowings outstanding at March 31, 2007 and outstanding letters of credit issued totaled $10,937. The unutilized portion of the Revolving Loan Facility as of March 31, 2007 was $64,063.
5. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased for the assumed exercise of dilutive stock options using the treasury stock method. The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted EPS for the three months ended March 31, 2006 and 2007, respectively, as they were antidilutive. The number of equivalent shares excluded totaled 231,588 and 546,226 for the three months ended March 31, 2006 and 2007, respectively.
6. Stock-Based Compensation
     On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Stock Incentive Plan, stock options must be granted at a price at least equal to the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant.
     Options granted under the 2004 Common Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code. Options granted under the 2006 Stock Option Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is not less than the fair market value of the Company’s common stock on the option grant date.
     On March 28, 2007, the Company issued 8,000 stock options under the 2006 Stock Incentive Plan to certain members of the Board of Directors of the Company. These stock options were issued at an exercise price of $21.75, the fair market value on the grant date. The value of each option was $10.38 calculated using the Black-Scholes option pricing model with an expected volatility of 45.0%, dividend yield of 0.0%, a risk free interest rate of 4.54% and an expected term of 5.5 years.
     At March 31, 2007, the Company has 866,280 and 473,160 stock options outstanding under its 2004 Common Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to these plans was $43 and $169 for the three months ended March 31, 2006 and 2007, respectively.
As of March 31, 2007, a total of $2,501 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.6 years.

7. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
     In each of the quarters ended March 31, 2006 and 2007, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2006 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2006 through March 31, 2007 is as follows:

Balance as of December 31, 2006	$50,112
Changes due to foreign currency exchange rate fluctuations	(5)

Balance as of March 31, 2007	$50,107

	As of December 31, 2006
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$12,146	$(11,389)	$757
Covenants-not-to-compete	1,151	(1,004)	147
Beneficial lease	223	(205)	18

	$13,520	$(12,598)	$922

	As of March 31, 2007
	($’000s)
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
Membership lists	$12,146	$(11,525)	$621
Covenants-not-to-compete	1,151	(1,018)	133
Beneficial lease	223	(208)	15

	$13,520	$(12,751)	$769

     The amortization expense of the above acquired intangible assets for each of the three years ending March 31, 2010 is as follows:

Aggregate Amortization Expense for the twelve months ending March 31, ($’000s)
2008	$390
2009	356
2010	23

$769

     Amortization expense for the three months ended March 31, 2006 and 2007 amounted to $172 and $153, respectively.

8. Income Taxes
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation. At the adoption date of January 1, 2007, the Company had $1,155 of unrecognized tax benefits. Of this total, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. The Company does not anticipate the total amount of unrecognized benefits will significantly change by December 31, 2007.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. This policy is upon adoption of FIN 48. The Company has no accruals for interest or penalties as of January 1, 2007.
          The Company files Federal income tax returns, foreign jurisdiction return and multiple state and local jurisdiction tax returns. The state of New York is currently examining years 2003, 2004 and 2005. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2000 and prior.
9. Commitments and Contingencies
     On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit was stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about February 7, 2007, the plaintiffs made a motion requesting leave to file a Second Amended Complaint which seeks to add to the purported class all New York hourly employees and additional alleged violations of the provisions of the New York State Labor Law with respect to the payment of wages. TSI LLC has opposed that motion and has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on TSI LLC’s consolidated financial position, results of operations or cash flows.
     TSI LLC and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, on June 12, 2001, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts are being appealed and TSI LLC has filed an appeal bond in the amount of $1.8 million in connection with those appeals. TSI LLC is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material effect on TSI LLC’s consolidated financial position, results of operations or cash flows.
     We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on the TSI LLC’s consolidated financial position, results of operations or cash flows.
10. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three months ending March 31, 2006 and 2007 are as follows:

	Three months ended
	March 31,
	($’000s)
	2006	2007
Revenue	$906	$900
Income from operations	367	373
Net income	347	348
11. Guarantors
     All of TSI LLC’s domestic subsidiaries have unconditionally guaranteed the New Senior Credit Facility discussed in Note 4, however, TSI LLC’s foreign subsidiary has not provided guarantees for the credit facility.
     Each guarantor of the New Senior Credit Facility is a wholly owned subsidiary of TSI LLC. The guarantees are full and unconditional and joint and several. The following schedules set forth condensed consolidating financial information as required by Rule 3-10(d) of Securities and Exchange Commission Regulation S-X at December 31, 2006 and March 31, 2007, and for the three months ended March 31, 2006 and 2007.

Condensed Consolidating Balance Sheet
December 31, 2006
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI LLC	Guarantors	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$437	1,226	$3,027	$2,120	$—	$6,810
Accounts receivable, net	—	4,422	3,459	147	—	8,028
Inventory	—	—	409	26	—	435
Prepaid corporate income taxes	5,813	(5,812)	(1)	—	—	—
Inter-company receivable (payable)	840	(840)	—	—	—	—
Prepaid expenses and other current assets	—	5,265	9,492	—	—	14,757

Total current assets	7,090	4,261	16,386	2,293	—	30,030
Investment in subsidiaries	67,592	230,359	—	—	(297,951)	—
Fixed assets, net	—	9,901	271,034	671	—	281,606
Goodwill	—	—	49,305	807	—	50,112
Intangible assets, net	—	—	922	—	—	922
Deferred tax assets, net	16,092	16,888	(491)	(52)	—	32,437
Deferred membership costs	—	—	15,703	—	—	15,703
Other assets	2,247	9,264	1,206	—	—	12,717

Total assets	$93,021	$270,673	$354,065	$3,719	$(297,951)	$423,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$—	$181	$—	$—	$181
Accounts payable	—	—	9,972	—	—	9,972
Accrued expenses	—	14,263	21,107	427	—	35,797
Accrued interest	—	3,464	2	—	—	3,466
Deferred revenue	—	267	38,622	91	—	38,980

Total current liabilities	—	17,994	69,884	518	—	88,396
Long-term debt	110,850	173,571	(3,473)	—	—	280,948
Deferred lease liabilities	—	482	54,447	—	—	54,929
Deferred revenue	—	—	5,807	—	—	5,807
Other liabilities	—	11,034	242	—	—	11,276

Total liabilities	110,850	203,081	126,907	518	—	441,356

Stockholder’s deficit:
Common stockholders’ deficit	(18,368)	67,592	227,158	3,201	(297,951)	(18,368)
Accumulated other comprehensive income	539	—	—	—	—	539

Total stockholders’ deficit	(17,829)	67,592	227,158	3,201	(297,951)	(17,829)

Total liabilities and stockholders’ deficit:	$93,021	$270,673	$354,065	$3,719	$(297,951)	$423,527

Condensed Consolidating Balance Sheet
March 31, 2007
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI LLC	Guarantors	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$377	$5,575	$2,241	$—	$9,277
Accounts receivable	—	5,059	4,633	284	—	9,976
Inventory	—	—	389	26	—	415
Prepaid corporate income taxes	5,813	(4,200)	7	—	—	1,620
Intercompany receivable (payable)	—	—	—	—	—	—
Prepaid expenses and other current assets	683	6,415	7,951	(1,600)	—	13,449

Total current assets	7,580	7,651	18,555	951	—	34,737
Investment in subsidiaries	66,371	228,286	—	—	(294,657)	—
Fixed assets, net	—	9,643	277,006	625	—	287,274
Goodwill	—	—	49,296	811	—	50,107
Intangible assets, net	—	—	769	—	—	769
Deferred tax assets, net	17,397	18,458	(491)	(53)	—	35,311
Deferred membership costs	—	—	16,538	—	—	16,538
Other assets	2,189	8,405	1,064	—	—	11,658

Total assets	$93,537	$272,443	$362,737	$2,334	$(294,657)	$436,394

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$1,850	$149	$—	$—	$1,999
Accounts payable	—	—	9,127	—	—	9,127
Accrued expenses and corporate income taxes payable	33	7,526	21,378	443	—	29,380
Accrued interest	—	1,335	—	—	—	1,335
Deferred revenue	—	413	43,954	92	—	44,459

Total current liabilities	33	11,124	74,608	535	—	86,300
Long-term debt	113,811	183,150	52	—	—	297,013
Deferred lease liabilities	—	695	55,425	—	—	56,120
Deferred revenue	—	—	5,916	—	—	5,916
Other Liabilities	—	11,103	249	—	—	11,352

Total liabilities	113,844	206,072	136,250	535	—	456,701
Stockholders’ Deficit:
Common Stockholders’ deficit	(20,867)	66,371	226,487	1,799	(294,657)	(20,867)
Accumulated other comprehensive income	560	—	—	—	—	560

Total stockholders’ deficit	(20,307)	66,371	226,487	1,799	(294,657)	(20,307)

Total liabilities and stockholders’ deficit	$93,537	$272,443	$362,737	$2,334	$(294,657)	$436,394

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006
(All figures in $’000s)
(Unaudited)

				Non-
			Subsidiary	Guarantor
	TSI Holdings	TSI LLC	Guarantors	Subsidiary	Eliminations	Consolidated
Revenues:
Club operations	$—	$—	$101,673	$1,250	$—	$102,923
Fees and other	—	261	843	—	—	1,104

	—	261	102,516	1,250	—	104,027
Operating expenses:
Payroll and related	—	8,043	32,372	482	—	40,897
Club operating	—	438	33,724	308	—	34,470
General and administrative	—	1,420	6,302	139	—	7,861
Depreciation and amortization	—	1,281	9,010	95	—	10,386

	—	11,182	81,408	1,024	—	93,614

Operating income (loss)	—	(10,921)	21,108	226	—	10,413
Interest expense	4,224	5,267	1,196	—	—	10,687
Interest income	—	(725)	—	—	—	(725)
Equity in the earnings on investees and rental income	—	(261)	(172)	—	—	(433)

Income(loss) from operations before provision for corporate income taxes	(4,224)	(15,202)	20,084	226	—	884
Provision (benefit) for corporate income taxes	(1,858)	(4,554)	7,431	—	—	1,019
Equity earnings from subsidiaries	2,231	12,879	—	—	(15,110)	—

Net income (loss)	$(135)	$2,231	$12,653	$226	$(15,110)	$(135)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007
(All figures in $’000s)
(Unaudited)

	TSI		Subsidiary	Non-Guarantor
	Holdings	TSI LLC	Guarantors	Subsidiary	Eliminations	Consolidated
Revenues:
Club operations	$—	$197	$112,966	$1,177	$—	$114,340
Fees and other	—	221	816	—	—	1,037

	—	418	113,782	1,177	—	115,377

Operating expenses:
Payroll and related	—	6,057	38,239	455	—	44,751
Club operating	5	386	38,685	288	—	39,364
General and administrative	155	1,007	6,483	113	—	7,758
Depreciation and amortization	—	1,003	10,033	55	—	11,091

	160	8,453	93,440	911	—	102,964

Operating income (loss)	(160)	(8,035)	20,342	266	—	12,413
Loss on extinguishment of debt	—	12,521	—	—	—	12,521
Interest expense	3,020	2,378	1,627	(9)	—	7,016
Interest income	—	(254)	(5)	—	—	(259)
Equity in the income of investees and rental income	—	(259)	(163)	—	—	(422)

Income (loss) before provision (benefit) for corporate income taxes	(3,180)	(22,421)	18,883	275	—	(6,443)
Provision (benefit) for corporate income taxes	(1,305)	(8,391)	6,987	67	—	(2,642)

Income (loss) before equity earnings	(1,875)	(14,030)	11,896	208	—	(3,801)
Equity earnings from subsidiaries	(1,926)	12,104	—	—	(10,178)	—

Net income (loss)	$(3,801)	$(1,926)	$11,896	$208	$(10,178)	$(3,801)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006
(All figures in $’000s)
(Unaudited)

			Subsidiary	Non- Guarantor
	TSI Holdings	TSI LLC	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(135)	$2,231	$12,653	$226	$(15,110)	$(135)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,281	9,010	95	—	10,386
Compensation expense in connection with stock options	—	43	—	—	—	43
Noncash rental expense, net of noncash rental income	—	(40)	21	—	—	(19)
Noncash interest expense on Senior Discount Notes	4,126	—	—	—	—	4,126
Amortization of debt issuance costs	89	328	—	—	—	417
Increase in Insurance Reserve	—	495	—	—	—	495
Landlord Contributions	—	(5)	1,615	—	—	1,610
Changes in operating assets and liabilities	8	22,323	—	—	—	22,331

Other	(4,089)	(11,159)	(4,104)	(272)	15,110	(4,514)

Total adjustments	134	13,266	6,542	(177)	15,110	34,875

Net cash (used in) provided by operating activities	(1)	15,497	19,195	49	—	34,740

Net cash used in investing activities	—	(15,023)	—	—	—	(15,023)

Net cash used in financing activities	—	(1,297)	—	—	—	(1,297)

Net increase (decrease) in cash and cash equivalents	(1)	(823)	19,195	49	—	18,420
Cash and cash equivalents at beginning of period	1	1,359	48,682	1,262	—	51,304

Cash and cash equivalents at end of period	$—	$536	$67,877	$1,311	$—	$69,724

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2007
(All figures in $’000s)
(Unaudited)

				Non-
	TSI		Subsidiary	Guarantor
	Holdings	TSI LLC	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from Operating Activities:
Net income (loss)	$(3,801)	$(1,926)	$11,896	$208	$(10,178)	$(3,801)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	1,003	10,033	55	—	11,091
Compensation expense in connection with stock options	—	169	—	—	—	169
Non-cash rental expense, net of noncash rental income	—	213	295	—	—	508
Non-cash interest expense on Senior Discount Notes	2,962	—	—	—	—	2,962
Loss on extinguishment of debt	—	12,521	—	—	—	12,521
Amortization of debt issuance costs	57	212	—	—	—	269
Increase in reserve for self-insured liability claims	—	140	—	—	—	140
Landlord contributions to tenant improvements	—	—	1,131	—	—	1,131
Changes in operating assets and liabilities	188	(2,599)	—	—	—	(2,411)
Other	621	(9,396)	(4,962)	(129)	10,178	(3,688)

Total adjustments	3,828	2,263	6,497	(74)	10,178	22,692

Net cash provided by operating activities	27	337	18,393	134	—	18,891

Net cash used in investing activities	—	(3,453)	(15,845)	(13)	—	(19,311)

Net cash provided by financing activities	620	2,267	—	—	—	2,887

Net increase (decrease) in cash and cash equivalents	647	(849)	2,548	121	—	2,467
Cash and cash equivalents at beginning of period	437	1,226	3,027	2,120	—	6,810

Cash and cash equivalents at end of period	$1,084	$377	$5,575	$2,241	$—	$9,277

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club operator in the United States, in each case as measured by number of clubs. As of March 31, 2007, we owned and operated 150 fitness clubs and partly owned and operated two fitness clubs. These 152 clubs collectively served approximately 476,000 members. We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
               Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to the suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of March 31, 2007, approximately 42% of our members participated in our Passport Membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 58% of our members participate in a Gold Membership plan that allows unlimited access to a designated club and limited access to all of our clubs.
               We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and operated a total of 102 clubs under the New York Sports Clubs brand name within a 75-mile radius of New York City as of March 31, 2007. We operated 21 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and seven clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of March 31, 2007. In addition, we operated three clubs in Switzerland as of March 31, 2007. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We consider that we have two principal sources of revenue:
•	Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 81.4% of our total revenue for the quarter ended March 31, 2007. We recognize revenue from membership dues in the month when the services are rendered. Approximately 94.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. Prior to January 1, 2006, the expected average life of a membership was 24 months. Effective January 1, 2006, we have revised this estimate to be 30 months based on more favorable membership attrition trends.

•	For the quarter ended March 31, 2007, we generated 12.0% of our revenue from personal training and 5.7% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
          The balance of our revenue (approximately 0.9% for the quarter ended March 31, 2007) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

Revenue (in $’000s) is comprised of the following:

	Three Months Ended March 31,
	2006		2007
Membership dues	$83,139	79.9%	$90,984	78.9%
Initiation fees	1,931	1.9%	2,883	2.5%

Membership revenue	85,070	81.8%	93,867	81.4%

Personal training revenue	12,267	11.8%	13,921	12.0%
Other ancillary club revenue	5,586	5.4%	6,552	5.7%

Ancillary club revenue	17,853	17.2%	20,473	17.7%
Fees and Other revenue	1,104	1.0%	1,037	0.9%

Total revenue	$104,027	100.0%	$115,377	100.0%

          Our revenues, operating income and net loss for the three months ended March 31, 2007 were $115.4 million, $12.4 million and $3.8 million, respectively. Our revenues, operating income and net loss for the three months ended March 31, 2006 were $104.0 million, $10.4 million and $135,000, respectively.
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
          Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2006 and the first quarter of 2007.

	2006					2007
	Q1	Q2	Q3	Q4	Total	Q1
Wholly owned clubs operated at beginning of period	139	143	142	145	139	147
New clubs opened	5	—	2	3	10	3
Clubs acquired	—	—	1	—	1	—
Clubs closed, relocated or sold (1)	(1)	(1)	—	(1)	(3)	—

Wholly owned clubs at end of period	143	142	145	147	147	150

Total clubs operated at end of period (2)	145	144	147	149	149	152

(1)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006 and is included with new clubs opened in the first quarter of 2006.

(2)	Includes wholly owned and partly owned clubs. In addition to the above, as of December 31, 2006 and March 31, 2007, we managed five university fitness clubs in which we did not have an equity interest.
Existing Club Revenue
               We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year. We define mature club revenue as revenue at those clubs that were operated by us for the entire period presented and that entire comparable period of the preceding year. Under this definition, mature clubs are those clubs that were operated for more than 24 months.
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
               Comparable club revenue growth was 7.8% for the three months ended March 31, 2007. Mature club revenue growth was 5.8% for the three months ended March 31, 2007.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months
	Ended March 31,
	2006	2007
Revenue	100.0%	100.0%

Operating expenses:
Payroll and related	39.3	38.8
Club operating	33.1	34.1
General and administrative	7.6	6.7
Depreciation and amortization	10.0	9.6

	90.0	89.2

Operating income	10.0	10.8
Loss on extinguishment of debt	—	10.9
Interest expense	10.3	6.1
Interest income	(0.7)	(0.2)
Equity in the earnings of investees and rental income	(0.4)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	0.8	(5.6)
Provision (benefit) for corporate income taxes	0.9	(2.3)

Net loss	(0.1)%	(3.3)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenues. Revenues increased $11.4 million, or 10.9%, to $115.4 million during the three months ended March 31, 2007 from $104.0 million in the three months ended March 31, 2006. Revenues increased during the three months by $5.7 million, or 5.8%, at the Company’s mature clubs. During the three months, revenue increased $5.9 million at the 18 clubs opened or acquired subsequent to March 31, 2005. These increases in revenue were offset by a $508,000 revenue decrease related to the two clubs that were closed and/or relocated subsequent to April 1, 2006.
     Comparable club revenue increased 7.8% during the three months ended March 31, 2007 when compared to the same period of the prior year. This increase in comparable club revenue is due to a 4.5% increase in membership, a 0.9% increase in price and a 2.4% increase related to ancillary revenue and other revenue recognized.

     Operating Expenses. Operating expenses increased $9.4 million, or 10.0%, to $103.0 million in the three months ended March 31, 2007, from $93.6 million in the three months ended March 31, 2006. The increase was due to the following factors:
     Payroll and related expenses increased by $3.9 million, or 9.4%, to $44.8 million in the three months ended March 31, 2007, from $40.9 million in the three months ended March 31, 2006. This increase was attributable to a 4.5% increase in the total months of club operation from 426 to 445 as well as the following:
•	Payroll costs directly related to our personal training, Group Exclusive, and Sports Club for Kids programs increased $939,000 or 10.4%, due to an increase in demand for these programs.

•	There was an offset to these increases due to a charge in the three months ended March 31, 2006 relating to severance packages to our Chairman and certain employees totaling $1.6 million. The total costs of these severance packages were recorded in the three months ended March 31, 2006 while no such costs were incurred in the three months ended March 31, 2007.
     Club operating expenses increased by $4.9 million, or 14.2%, to $39.4 million in the three months ended March 31, 2007, from $34.5 million in the three months ended March 31, 2006. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $2.4 million. Rent and occupancy costs at clubs that have opened since January 1, 2006, or that are currently under construction, increased $1.9 million. The remaining $600,000 increase in rent and occupancy expenses relates to our clubs that were open prior to January 1, 2006.

•	Advertising and marketing expenses increased $1.1 million, as we expended $3.3 million in the three months ended March 31, 2007 compared to $2.2 million in the three months ended March 31, 2006, based in part on specific marketing plans executed throughout the first quarter.

•	As part of a customer service initiative, we have outsourced towel laundry service in 22 clubs in the three months ended March 31, 2007. As our clubs have become more intensely clustered in our markets, and member cross usage becomes more prevalent, we have found it increasingly necessary to offer these services at more of our clubs. Accordingly, we have experienced a $609,000 increase in laundry expenses during the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.
     General and administrative expenses were $7.8 million during the three months ended March 31, 2007 compared to $7.9 million in the three months ended March 31, 2006. In the first quarter of 2006, we incurred $569,000 of costs related to the examination of strategic and financing alternatives. No such costs were incurred in the three months ended March 31, 2007.
     Depreciation and amortization increased 705,000 to $11.1 million in the three months ended March 31, 2007 from $10.4 million in the three months ended March 31, 2006 principally due to new and expanded clubs.
     Loss on Extinguishment of Debt. During the three months ended March 31, 2007, loss on extinguishment of debt was $12.5 million. The proceeds from the New Senior Credit Facility (defined below) obtained on February 27, 2007, were used to repay the remaining principal of $170.0 million of the outstanding principal of TSI LLC’s 9 5/8% Senior Notes. Deferred financing costs totaling $3.2 million were written off and fees totaling $335,000 were incurred in connection with the extinguishment of debt.
     Interest Expense. Interest expense decreased $3.7 million to $7.0 million during the three months ended March 31, 2007 from $10.7 million in the three months ended March 31, 2006. This decrease is primarily a result of the June 8, 2006 redemption of $85.0 million of 9 5/8% Senior Notes and the July 7, 2006 redemption of $56.6 million of the 11% Senior Discount Notes due 2014.
     Interest Income. Interest income decreased $466,000 to $259,000 in the three months ended March 31, 2007 from $725,000 in the three months ended March 31, 2006 due to a decrease in the average cash balance in the three months ended March 31, 2007 when compared to the same period of 2006.
     Provision for Corporate Income Taxes. We have recorded an income tax benefit of $2.6 million in the three months ended March 31, 2007 compared to a provision of $1.0 million in the three months ended March 31, 2006. We expect taxable income for the year and have recorded this benefit based on our anticipated annual tax rate. This $3.6 million change is principally related to the effects of the loss on extinguishment of debt. In addition, in the three months ended March 31, 2006, a discrete income tax charge totaling $657,000 was recorded to reflect the reduction in state tax assets that we believed were not more likely than not to be realized in association with the Company’s use of the proceeds from its initial public offering (“IPO”), which closed on June 7, 2006.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2007 was $18.9 million compared to $34.7 million during the three months ended March 31, 2006 for a $15.8 million or 45.6% decrease. In connection with the early extinguishment of TSI LLC’s 9 5/8% Senior Notes in the three months ended March 31, 2007, the interest on TSI LLC’s 9 5/8% Senior Notes was paid in February 2007 while in 2006 comparable interest was not payable until April 2006. Interest paid in the three months ended March 31, 2007 was $6.0 million compared to $150,000 in the three months ended March 31, 2006. In addition, the Company’s cash payments for income taxes totaled $3.9 million during the three months ended March 31, 2007. In the three months ended March 31, 2006, the Company received a $3.6 million Federal tax refund and paid $645,000 in state income taxes, resulting in a net tax inflow of $3.0 million in the three months ended March 31, 2006. This represents a $6.9 million increase in cash paid for taxes in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006. Cash flow from operations in the three months ended March 31, 2007 was further adversely affected by the timing of our regular payroll payment dates when compared to the three months ended March 31, 2006.
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
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash. Net cash used in investing activities was $19.3 million and $15.0 million during the three months ended March 31, 2007 and 2006, respectively. During the year ending December 31, 2007, we estimate we will invest a total of $94.0 million in capital expenditures. This amount includes $18.0 million to continue to upgrade existing clubs, $4.0 million for the relocation of our New York main office, and $4.0 million to enhance our management information systems. The remainder of our 2007 capital expenditures will be committed to building or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand, and to the extent needed, borrowings from our Revolving Loan Facility.
     Financing Activities. Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2007 compared to net cash used in financing activities of $1.3 million in the same period in the prior year. This $4.2 million increase in financing cash is primarily a result of our debt refinancing on February 27, 2007 (described below). The net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million, were used to repay the remaining principal of $170.0 million of the outstanding principal of TSI LLC’s 9 5/8% Senior Notes. In addition, we paid a premium and fees in connection to the extinguishment of debt of $9.3 million.
     As of March 31, 2007, our total consolidated debt was $299.0 million. This substantial amount of debt could have significant consequences, including:
•	Making it more difficult to satisfy our obligations;

•	Increasing our vulnerability to general adverse economic conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	Requiring cash flow from operations for the payment of interest on our credit facility and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
     These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.
     On February 27, 2007, the Company entered into a $260.0 million senior secured credit facility (the “New Senior Credit Facility”). The New Senior Credit Facility consists of a $185.0 million term loan facility (the “Term Loan Facility”), and a $75.0 million the revolving credit facility (the “Revolving Credit Facility”) and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the senior secured revolving credit facility of $75.0 million that was to mature on April 15, 2008.
          As of March 31, 2007, TSI LLC had $185.0 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate was 7.125% as of March 31, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Company's 11% Senior Discount Notes due 2014 are still outstanding. TSI is required to repay 0.25% of principal, or $462,500 per quarter beginning on June 30, 2007.
          The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI’s option, bears interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, as defined in the related credit agreement. TSI’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with the Company’s consolidated secured leverage ratio, as defined in the related credit agreement. TSI is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were no borrowings outstanding under the Revolving Loan Facility at March 31, 2007 and outstanding letters of credit issued totaled $10.9 million. The unutilized portion of the Revolving Loan Facility as of March 31, 2007 was $64.1 million.
     As of March 31, 2007, the Company was in compliance with its debt covenants in the related credit agreement and given the Company’s operating plans and expected performance for 2007, the Company expects it will continue to be in compliance during the remainder of 2007. These covenants may limit TSI’s ability to incur additional debt. As of March 31, 2007, permitted borrowing capacity of $75.0 million was not restricted by the covenants.
     As of March 31, 2007 we had $113.8 million of 11% Senior Discount Notes due 2014 outstanding.
     As of March 31, 2007, we had $9.3 million of cash and cash equivalents.
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
     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7% and are generally non-collateralized. The notes are due on various dates through 2009.
     The aggregate long-term debt, and operating lease obligations as of March 31, 2007 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-Term Debt(1)	$399,798	$1,999	$21,519	$34,159	$342,121
Operating Lease Obligations(2)	887,341	70,115	152,336	144,041	520,849

Total Contractual Cash Obligations	$1,287,139	$72,114	$173,855	$178,200	$862,970

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements on our Senior Discount Notes. These amounts do not include interest on the Term Loan Facility, as this interest rate is variable. The interest rate as of March 31, 2007 was 7.125% or $13.2 million on an annualized basis.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
Recent Changes in or Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for the Company. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008 for the Company. We are currently evaluating the impact of SFAS 159 on our Consolidated Financial Statements.
Forward-Looking Statements
     Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 2007 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors referred to in discussed herein (including under the caption “Risk Factors”) and in other SEC filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable debt facilities. As of March 31, 2007, a total of $185.0 million of our debt consisted of a Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan are for periods of 180 days or less and upon each renewal the interest rates are reset and would be considered variable. For the quarter ended March 31, 2007, this debt was outstanding for 32 days. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2007, our interest would have increased by approximately $164,000. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
For additional information concerning the terms of our fixed-rate debt see Note 7 to our December 31, 2006 financial statements included in our Form 10-K filed with the SEC on March 13, 2007.
ITEM 4. Controls and Procedures.
     (a) As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that (i) material information was properly disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
          On March 1, 2005, in an action styled Sarah Cruz, et ano v. Town Sports International, Inc., plaintiffs commenced a purported class action against us in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit was stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about February 7, 2007, the plaintiffs made a motion requesting leave to file a Second Amended Complaint which seeks to add to the purported class all New York hourly employees and additional alleged violations of the provisions of the New York State Labor Law with respect to the payment of wages. TSI has opposed that motion and has agreed to mediate with respect to such employees. While we are unable to determine the ultimate outcome of the above actions, we intend to contest the case vigorously. Depending upon the ultimate outcome, this matter may have a material effect on TSI LLC’s consolidated financial position, results of operations or cash flows.
          TSI LLC and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, on June 12, 2001, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts are being appealed and TSI LLC has filed an appeal bond in the amount of $1.8 million in connection with those appeals. TSI LLC is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material effect on TSI LLC’s consolidated financial position, results of operations or cash flows.
          We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on TSI LLC’s consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2007. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
     There have been no material changes to the risk factors described in the Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
ITEM 5. Other Information.
     Not applicable.

ITEM 6. Exhibits.
     Exhibits

Exhibit No.	Description of Exhibit
4.1	Supplemental Indenture No. 4, dated as of February 27, 2007, by and among Town Sports International, LLC, as issuer, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 28, 2007)

10.1	Credit Agreement dated as of February 27, 2007, by and among Town Sports International Holdings, Inc. and Town Sports International, LLC, and Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities, Inc., as sole lead arranger and book manager, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2007)

10.2	Subsidiaries Guaranty dated as of February 27, 2007, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 5, 2007)

10.3	Borrower/Sub Pledge Agreement, dated as of February 27, 2007, among each of the pledgors named therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 5, 2007)

10.4	Security Agreement, dated as of February 27, 2007, made by each of the assignors named therein in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 5, 2007)

10.5	Amendment No. 2 to the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2007)

10.6	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 12, 2007)

10.7	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES
     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL
HOLDINGS, INC.

DATE: May 7, 2007
	By:	/s/ Richard Pyle
Richard Pyle
Chief Financial Officer
(principal financial, accounting officer)

DATE: May 7, 2006
	By:	/s/ Robert Giardina
Robert Giardina
Chief Executive Officer
(principal executive officer)