Form 10-Q
period 2007-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2007-08-02
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
5 Penn Plaza (4th Floor)
New York, New York 10001
Telephone: (212) 246-6700
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive office.)
888 Seventh Avenue (25th Floor)
New York, NY 10106
(former address)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer and large accelerated filer” Exchange Act Rule 12b-2. (Check one):
☐ Large accelerated filer           ☐ Accelerated filer           ☑ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     As of July 31, 2007 there were 26,208,688 shares Common of Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007	3
Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and 2007	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23

SIGNATURES	24
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2007
(All figures in $’000s, except share data)
(Unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,810	$16,856
Accounts receivable (less allowance for doubtful accounts of $2,026 and $3,055 as of December 31, 2006 and June 30, 2007, respectively)	8,028	9,329
Inventory	435	394
Prepaid expenses and other current assets	14,757	14,949

Total current assets	30,030	41,528
Fixed assets, net	281,606	298,227
Goodwill	50,112	50,099
Intangible assets, net	922	671
Deferred tax asset, net	32,437	38,708
Deferred membership costs	15,703	16,754
Other assets	12,717	12,820

Total assets	$423,527	$458,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$181	$1,967
Accounts payable	9,972	9,745
Accrued expenses	33,220	32,200
Accrued interest	3,466	891
Corporate income taxes payable	2,577	3,627
Deferred revenue	38,980	44,711

Total current liabilities	88,396	93,141
Long-term debt	280,948	299,618
Deferred lease liabilities	54,929	58,364
Deferred revenue	5,807	5,976
Other liabilities	11,276	13,853

Total liabilities	441,356	470,952
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $.001 par value; issued and outstanding 25,975,948 and 26,208,688 shares at December 31, 2006 and June 30, 2007, respectively	26	26
Paid-in capital	(21,068)	(17,937)
Accumulated other comprehensive income (currency translation adjustment)	539	527
Retained earnings	2,674	5,239

Total stockholders’ deficit	(17,829)	(12,145)

Total liabilities and stockholders’ deficit	$423,527	$458,807

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2006 and 2007
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Club operations	$107,659	$118,128	$210,582	$232,468
Fees and other	1,810	1,650	2,913	2,687

	109,469	119,778	213,495	235,155

Operating Expenses:
Payroll and related	40,591	44,563	81,487	89,314
Club operating	36,781	37,938	71,251	77,302
General and administrative	8,106	9,122	15,967	16,880
Depreciation and amortization	10,400	11,731	20,786	22,822

	95,878	103,354	189,491	206,318

Operating income	13,591	16,424	24,004	28,837
Loss on extinguishment of debt	8,667	—	8,667	12,521
Interest expense	10,395	6,393	21,083	13,409
Interest income	(662)	(279)	(1,387)	(538)
Equity in the earnings of investees and rental income	(475)	(482)	(908)	(904)

Income (loss) before provision (benefit) for corporate income taxes	(4,334)	10,792	(3,451)	4,349
Provision (benefit) for corporate income taxes	(1,682)	4,426	(664)	1,784

Net income (loss)	$(2,652)	$6,366	$(2,787)	$2,565

Earnings (loss) per share:
Basic	$(0.13)	$0.24	$(0.14)	$0.10
Diluted	$(0.13)	$0.24	$(0.14)	$0.10
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	20,660,229	26,142,383	19,500,419	26,070,219
Diluted	20,660,229	26,656,341	19,500,419	26,572,355

Statements of Comprehensive Income (Loss)
Net income (loss)	$(2,652)	$6,366	$(2,787)	$2,565
Foreign currency translation adjustments	162	(33)	168	(12)

Comprehensive income (loss)	$(2,490)	$6,333	$(2,619)	$2,553

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2007
(All figures in $’000s)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(2,787)	$2,565

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,786	22,822
Non-cash interest expense on Senior Discount Notes	8,398	6,029
Loss on extinguishment of debt	8,667	12,521
Amortization of debt issuance costs	815	443
Noncash rental expense, net of noncash rental income	(42)	886
Compensation expense incurred in connection with stock options	574	355
Net changes in certain operating assets and liabilities	13,771	4,860
Increase in deferred tax asset	(3,782)	(6,271)
Landlord contributions to tenant improvements	3,271	3,686
Increase in reserve for self-insured liability claims	1,551	1,304
Increase in deferred membership costs	(2,901)	(1,051)
Other	86	10

Total adjustments	51,194	45,594

Net cash provided by operating activities	48,407	48,159

Cash flows from investing activities:

Capital expenditures	(26,004)	(42,142)

Net cash used in investing activities	(26,004)	(42,142)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	185,000
Costs related to issuance of New Credit Facility	—	(2,634)
Repayment of Senior Notes	(85,001)	(169,999)
Premium paid on extinguishment of debt and related costs	(7,072)	(9,309)
Proceeds from initial public equity offering, net of underwriting discounts and offering costs	91,796	—
Repayment of long term borrowings	(742)	(575)
Change in book overdraft	(986)	(1,230)
Repurchase of common stock	(433)	—
Excess tax benefit from stock option exercises	—	1,036
Proceeds from exercise of stock options	85	1,740

Net cash provided by (used in) financing activities	(2,353)	4,029

Net increase in cash and cash equivalents	20,050	10,046
Cash and cash equivalents at beginning of period	51,304	6,810

Cash and cash equivalents at end of period	$71,354	$16,856

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(877)	$(2,322)
Decrease (increase) in inventory	(123)	41
(Increase) decrease in prepaid expenses and other current assets	650	(1,207)
Increase in accounts payable, accrued expenses and accrued interest	1,779	1,396
Change in prepaid corporate income taxes and corporate income taxes payable	3,015	1,050
Increase in deferred revenue	9,327	5,902

Net changes in certain operating assets and liabilities	$13,771	$4,860

Supplemental disclosures of cash flow information:
Cash payments for interest	$13,811	$9,924

Cash payments for income taxes	$2,612	$5,830

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     Town Sports International Holdings, Inc. and Subsidiaries (the “Company” or “TSI Holdings”) owned and operated 150 fitness clubs (“clubs”) and partly owned and operated two additional clubs as of June 30, 2007. The Company operates in a single segment. The Company operated 103 clubs in the New York metropolitan market, 21 clubs in the Boston market, 18 clubs in the Washington, D.C. market, seven clubs in the Philadelphia market and three clubs in Switzerland as of June 30, 2007. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.
     Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI LLC”). TSI Holdings is the sole member of TSI LLC.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2006 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on March 13, 2007 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.
2. Initial Public Offering
     The registration statement filed in connection with the Company’s Initial Public Offering (“IPO”), as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of common stock (“Common Stock”) began trading on the NASDAQ Global Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14 for 1 common stock split. All share and per share data have been adjusted to reflect this stock split. The Company closed this transaction and received proceeds on June 7, 2006. The IPO consisted of 8,950,000 shares of common stock, including 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,796 as of June 30, 2006. Final net proceeds were $91,750. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of the Company’s outstanding 11% Senior Discount Notes due 2014 (“11% Senior Discount Notes”), and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of TSI LLC’s 9 5/8% Senior Notes due 2011 (“9 5/8% Senior Notes”).

3. Recent Accounting Changes
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. The Company is currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008 for the Company. The Company is currently evaluating the impact of SFAS 159 on our Consolidated Financial Statements.
4. Long-Term Debt

	December 31,	June 30,
	2006	2007
	($’000s)	($’000s)
Term Loan Facility	$—	$184,538
9 5/8% Senior Notes	169,999	—
11.0% Senior Discount Notes (Payment-in-Kind Notes)	110,850	116,879
Notes payable for acquired businesses	280	168

	281,129	301,585
Less, current portion to be paid within one year	181	1,967

Long-term portion	$280,948	$299,618

     On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of TSI LLC’s 9 5/8% Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.
     On July 7, 2006, the Company paid $62,875 to redeem 35% of the 11% Senior Discount Notes. The aggregate accreted value of the 11% Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.
     On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”), a $75,000 revolving credit facility (the “Revolving Loan Facility”), and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the Company’s senior secured revolving credit facility (the “Senior Credit Facility”) of $75,000 that was to mature on April 15, 2008.
     All of TSI LLC’s domestic subsidiaries have guaranteed the New Senior Credit Facility, however, TSI LLC’s foreign subsidiary has not guaranteed the New Senior Credit Facility.
     The proceeds of the Term Loan Facility were used to purchase $169,999 aggregate principal amount of TSI LLC’s 9 5/8% Senior Notes outstanding, together with applicable tender or call premiums. The Company incurred $8,759 of tender premium and $215 of call premium together with $335 of fees and expenses related to the tender of TSI LLC’s 9 5/8% Senior Notes. Net deferred financing costs related to the Senior Credit Facility and TSI LLC’s 9 5/8% Senior Notes totaling approximately $3,212 were expensed in the first quarter of 2007. The loss on extinguishment of debt is summarized as follows:

Tender premium	$8,759
Call premium	215
Write-off of deferred financing costs related to the Senior Credit Facility and 9 5/8% Senior Notes	3,212
Fees and expenses	335

Loss on early extinguishment of debt	$12,521

     The New Senior Credit Facility contains various covenants including the maintenance of a maximum permitted total leverage ratio, if any loans or letters of credit under the facility are outstanding. As of June 30, 2007, the Company was in compliance with its debt covenants under the related credit agreement. These covenants may limit TSI LLC’s ability to incur additional debt. As of June 30, 2007, TSI LLC’s permitted borrowing capacity of $75,000 was not restricted by such covenants.
     Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 7.125% as of June 30, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Company’s 11% Senior Discount Notes are still outstanding. TSI LLC is required to repay 0.25% of principal, or $463 per quarter, beginning on June 30, 2007.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage vary with the Company’s consolidated secured leverage ratio, as defined in the related credit agreement. As of June 30, 2007, TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were no borrowings outstanding at June 30, 2007 and outstanding letters of credit issued totaled $12,824. The unutilized portion of the Revolving Loan Facility as of June 30, 2007 was $62,176.
5. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive stock options using the treasury stock method. The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted EPS for the three and six months ended June 30, 2006 as they were antidilutive due to a net loss position in these periods. The number of equivalent shares excluded totaled 348,681 and 283,145 for the three and six months ended June 30, 2006, respectively.
     The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2007	2006	2007
Weighted average number of common share outstanding — basic	20,660,229	26,142,383	19,500,419	26,070,219
Effect of diluted stock options	—	513,958	—	502,136

Weighted average number of common shares outstanding — diluted	20,660,229	26,656,341	19,500,419	26,572,355

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

     Options granted during the six months ended June 30, 2007 to employees and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black Scholes		Dividend	Risk free	Expected
Date	Options	Price	Value	Volatility	Yield	Interest Rate	Term
March 28, 2007	3,000	$21.75	$10.38	45.0%	0.0%	4.54%	5.5
March 28, 2007	5,000	$21.75	$11.23	45.0%	0.0%	4.49%	6.5
April 9, 2007	5,500	$22.87	$12.28	45.0%	0.0%	4.62%	7.0
April 9, 2007	5,000	$22.87	$11.86	45.0%	0.0%	4.61%	6.5

Total revenue	18,500

     At June 30, 2007, the Company has 752,260 and 452,940 stock options outstanding under its 2004 Common Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to these plans was $531 and $574 for the three and six months ended June 30, 2006 and $186 and $355 the three and six months ended June 30, 2007, respectively.
     As of June 30, 2007, a total of $2,395 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.4 years.
7. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
     In each of the quarters ended March 31, 2006 and 2007, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2006 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2006 through June 30, 2007 is as follows:

Balance as of December 31, 2006	$50,112
Changes due to foreign currency exchange rate fluctuations	(13)

Balance as of June 30, 2007	$50,099

	As of December 31, 2006
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$12,146	$(11,389)	$757
Covenants-not-to-compete	1,151	(1,004)	147
Beneficial lease	223	(205)	18

	$13,520	$(12,598)	$922

	As of June 30, 2007
	($’000s)
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
Membership lists	$12,146	$(11,606)	$540
Covenants-not-to-compete	1,151	(1,032)	119
Beneficial lease	223	(211)	12

	$13,520	$(12,849)	$671

     The amortization expense of the above acquired intangible assets for each of the three years ending June 30, 2010 is as follows:

Aggregate Amortization Expense for the twelve months ending June 30, ($’000s)
2008	$390
2009	272
2010	9

$671

     Amortization expense for the six months ended June 30, 2006 and 2007 amounted to $321 and $251, respectively.
8. Income Taxes
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $1,155 of unrecognized tax benefits. Of this total, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. The Company does not anticipate the total amount of unrecognized benefits will significantly change by December 31, 2007.
     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company has no accruals for interest or penalties as of January 1, 2007.
     The Company files Federal income tax returns, foreign jurisdiction income tax returns and multiple state and local jurisdiction income tax returns. The state of New York is currently examining years 2003, 2004 and 2005. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2000 and prior.
9. Commitments and Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable to determine the ultimate outcome of the above actions at this time, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

     TSI LLC and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, on or about June 12, 2001, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts are being appealed and TSI LLC has filed an appeal bond in the amount of $1.8 million in connection with those appeals. TSI LLC is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
10. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits, as defined. The Affiliates have operations, that are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and six months ended June 30, 2006 and 2007 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	($’000s)		($’000s)
	2006	2007	2006	2007
Revenue	$880	$931	$1,786	$1,831
Income from operations	428	406	795	779
Net income	412	374	759	722

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club operator in the United States, in each case as measured by number of clubs. As of June 30, 2007, we owned and operated 150 fitness clubs and partly owned and operated two fitness clubs. These 152 clubs collectively served approximately 478,000 members as of June 30, 2007. We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
     Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to the suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of June 30, 2007, approximately 42% of our members participated in our Passport Membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 58% of our members participate in a Gold Membership plan that allows unlimited access to a designated club and limited access to all of our clubs.
     We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and operated a total of 103 clubs under the New York Sports Clubs brand name within a 75-mile radius of New York City as of June 30, 2007. We operated 21 clubs in the Boston region under our Boston Sports Clubs brand name, 18 clubs in the Washington, D.C. region under our Washington Sports Clubs brand name and seven clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of June 30, 2007. In addition, we operated three clubs in Switzerland as of June 30, 2007. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We have two principal sources of revenue:
•	Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 81.1% of our total revenue for the six months ended June 30, 2007. We recognize revenue from membership dues in the month when the services are rendered. Approximately 92.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	For the six months ended June 30, 2007, we generated 12.5% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     The balance of our revenue (approximately 1.2% for the six months ended June 30, 2007) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from five university fitness clubs in which we did not have an equity interest. We refer to this as Fees and other revenue.

Revenue (in $’000s) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
Membership dues	$86,764	79.3%	$93,818	78.3%	$169,903	79.6%	$184,802	78.6%
Initiation fees	2,321	2.1%	3,096	2.6%	4,252	2.0%	5,979	2.5%

Membership revenue	89,085	81.4%	96,914	80.9%	174,155	81.6%	190,781	81.1%

Personal training revenue	13,084	11.9%	15,482	12.9%	25,352	11.9%	29,403	12.5%
Other ancillary club revenue	5,490	5.0%	5,732	4.8%	11,075	5.2%	12,284	5.2%

Ancillary club revenue	18,574	16.9%	21,214	17.7%	36,427	17.1%	41,687	17.7%
Fees and other revenue	1,810	1.7%	1,650	1.4%	2,913	1.3%	2,687	1.2%

Total revenue	$109,469	100.0%	$119,778	100.0%	$213,495	100.0%	$235,155	100.0%

     Our revenues, operating income and net income for the three months ended June 30, 2007 were $119.8 million, $16.4 million and $6.4 million, respectively. Our revenues, operating income and net income for the six months ended June 30, 2007 were $235.2 million, $28.8 million and $2.6 million, respectively.
     Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs, including certain elements of rent, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, utilities, certain facility repairs, insurance and club supplies.
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
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2006 and the first two quarters of 2007.

	2006					2007
	Q1	Q2	Q3	Q4	Total	Q1	Q2
Wholly owned clubs operated at beginning of period	139	143	142	145	139	147	150
New clubs opened	5	—	2	3	10	3	1
Clubs acquired	—	—	1	—	1	—	—
Clubs closed, relocated, merged or sold (1)	(1)	(1)	—	(1)	(3)	—	(1)

Wholly owned clubs at end of period	143	142	145	147	147	150	150

Total clubs operated at end of period (2)	145	144	147	149	149	152	152

(1)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006 and is included with new clubs opened in the first quarter of 2006.

(2)	Includes wholly owned and partly owned clubs. In addition to the above, as of December 31, 2006 and June 30, 2007, we managed five university fitness clubs in which we did not have an equity interest.

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
          Comparable club revenue growth was 5.7% and 6.7% for the three and six months ended June 30, 2007. Mature club revenue growth was 4.1% and 5.0% for the three and six months ended June 30, 2007.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2007	2006	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	37.1	37.2	38.2	38.0
Club operating	33.6	31.7	33.4	32.9
General and administrative	7.4	7.6	7.5	7.2
Depreciation and amortization	9.5	9.8	9.7	9.7

	87.6	86.3	88.8	87.8

Operating income	12.4	13.7	11.2	12.2
Loss on extinguishment of debt	7.9	0.0	4.0	5.3
Interest expense	9.5	5.3	9.8	5.7
Interest income	(0.6)	(0.2)	(0.6)	(0.2)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	(4.0)	9.0	(1.6)	1.8
Provision (benefit) for corporate income taxes	(1.6)	3.7	(0.3)	0.7

Net income (loss)	(2.4)%	5.3%	(1.3)%	1.1%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
          Revenues. Revenues increased $10.3 million, or 9.4%, to $119.8 million during the three months ended June 30, 2007 from $109.5 million in the three months ended June 30, 2006. Revenues increased during the three months ended June 30, 2007 by $4.2 million, or 4.1%, at the Company’s mature clubs. During the three months ended June 30, 2007, revenue increased $6.9 million at the 18 clubs opened or acquired subsequent to June 30, 2005. These increases in revenue were offset by a $1.0 million revenue decrease related to the three clubs that were closed and/or relocated subsequent to April 1, 2006.
          Comparable club revenue increased 5.7% during the three months ended June 30, 2007. Of this 5.7% increase, 2.9% was due to an increase in membership, 0.8% was due to an increase in price and 2.0% was due to an increase in ancillary club revenue and fees and other revenue.

          Operating Expenses. Operating expenses increased $7.5 million, or 7.8%, to $103.4 million during the three months ended June 30, 2007, from $95.9 million in the three months ended June 30, 2006. The increase was due to the following factors:
          Payroll and related expenses increased by $4.0 million, or 9.8%, to $44.6 million in the three months ended June 30, 2007, from $40.6 million in the three months ended June 30, 2006. This increase was attributable to a 4.7% increase in the total months of club operation from 428 to 448 as well as the following:
•	Payroll costs directly related to our personal training, group fitness training, and programming for children increased $1.4 million or 14.7%, due to an increase in demand for these programs.
     Club operating expenses increased by $1.1 million, or 3.1%, to $37.9 million in the three months ended June 30, 2007, from $36.8 million in the three months ended June 30, 2006. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $1.9 million. Rent and occupancy costs at clubs that opened after April 1, 2006, or that are currently under construction, increased $1.6 million. The remaining $300,000 increase in rent and occupancy expenses relates to our clubs that were open prior to April 1, 2006.

•	Advertising and marketing expenses decreased $1.8 million, as we expended $1.7 million during the three months ended June 30, 2007 compared to $3.5 million during the same period in 2006, primarily due to a shift in the timing of our advertising plans.

•	As part of a customer service initiative, we have outsourced towel laundry service in 42 clubs as of June 30, 2007 as compared to 20 clubs as of June 30, 2006. As our clubs have become more intensely clustered in our markets, and member cross usage becomes more prevalent, we have found it increasingly necessary to offer towel laundry services at more of our clubs. Accordingly, we have experienced a $492,000 increase in laundry expenses during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.
     General and administrative expenses increased $1.0 million or 12.5% to $9.1 million during the three months ended June 30, 2007 from $8.1 million during the same period in the prior year. There was an increase in corporate rent of $474,000 primarily due to the relocation of our corporate headquarters in the beginning of June 2007. The costs for the remainder of the lease obligation of the vacated location were recorded in the three months ended June 30, 2007. The remaining increase of general and administrative expense is due increased costs to support the growth in our business in 2007. In the three months ended June 30, 2006, the Company incurred $1.1 million of costs related to the examination of strategic and financing alternatives. No such costs were incurred in the three months ended June 30, 2007.
     Depreciation and amortization increased $1.3 million to $11.7 million in the three months ended June 30, 2007 from $10.4 million in the three months ended June 30, 2006 principally due new club openings.
     Loss on Extinguishment of Debt. During the three months ended June 30, 2006, the Company paid $93.0 million to redeem $85.0 million of outstanding principal of TSI LLC’s 9 5/8% Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with the extinguishment of debt. There were no such costs in the three months ended June 30, 2007.
     Interest Expense. Interest expense decreased $4.0 million to $6.4 million during the three months ended June 30, 2007 from $10.4 million in the three months ended June 30, 2006. This decrease is a result of the refinancing of our debt at a lower interest rate in February 2007. In addition, on June 8, 2006, we redeemed $85.0 million of TSI LLC’s 9 5/8% Senior Notes and on July 7, 2006, we redeemed $56.6 million of the 11% Senior Discount Notes.
     Interest Income. Interest income decreased $383,000 to $279,000 in the three months ended June 30, 2007 from $662,000 in the three months ended June 30, 2006 due to a decrease in the average cash balance in the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.
     Provision for Corporate Income Taxes. We have recorded an income tax provision of $4.4 million in the three months ended June 30, 2007 compared to a benefit of $1.7 million benefit in the three months ended June 30, 2006. In the three months ended June 30, 2006, an income tax charge totaling $94,000 was recorded to reflect the reduction in state tax assets that we believed were not more likely than not to be realized in association with the interest related to the paydown of debt, resulting from the Company’s use of the proceeds from its initial public offering (“IPO”), which was consummated on June 7, 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
          Revenues. Revenues increased $21.7 million, or 10.1%, to $235.2 million during the six months ended June 30, 2007 from $213.5 million in the six months ended June 30, 2006. Revenues increased during the six months by $10.1 million, or 5.0%, at the Company’s mature clubs. During the six months, revenue increased $12.6 million at the 18 clubs opened or acquired subsequent to June 30, 2005. These increases in revenue were offset by a $1.8 million revenue decrease related to the four clubs that were closed and/or relocated subsequent to January 1, 2006.
          Comparable club revenue increased 6.7% during the six months ended June 30, 2007. Of this 6.7% increase, 3.7% was due to an increase in membership, 0.9% was due to an increase in price and 2.1% was due to an increase in ancillary club revenue and fees and other revenue.
          Operating Expenses. Operating expenses increased $16.8 million, or 8.9%, to $206.3 million in the six months ended June 30, 2007, from $189.5 million in the six months ended June 30, 2006. The increase was due to the following factors:
          Payroll and related expenses increased by $7.8 million, or 9.6%, to $89.3 million in the six months ended June 30, 2007, from $81.5 million in the six months ended June 30, 2006. This increase was attributable to a 4.2% increase in the total months of club operation from 854 to 890 as well as the following:
•	Payroll costs directly related to our personal training, group fitness training, and programming for children increased $2.3 million or 12.4%, due to an increase in demand for these programs.

•	In addition, in the six months ended June 30, 2006, the Company incurred a charge relating to severance agreements with our former Chairman and certain employees totaling $1.6 million. The total costs of these severance packages were recorded in the six months ended June 30, 2006 while no such costs were incurred in the six months ended June 30, 2007.
          Club operating expenses increased by $6.0 million, or 8.5%, to $77.3 million in the six months ended June 30, 2007, from $71.3 million in the six months ended June 30, 2006. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $4.2 million. Rent and occupancy costs at clubs that opened after January 1, 2006, or that are currently under construction, increased $3.5 million. The remaining $700,000 increase in rent and occupancy expenses relates to our clubs that were open prior to January 1, 2006.

•	Advertising and marketing expenses decreased $750,000, as we expended $5.0 million in the six months ended June 30, 2007 compared to $5.7 million in the six months ended June 30, 2006, primarily due to a shift in the timing of our advertising plans.

•	As part of a customer service initiative, we have outsourced towel laundry service in 42 clubs as of June 30, 2007 as compared to 20 clubs as of June 30, 2006. As our clubs have become more intensely clustered in our markets, and member cross usage becomes more prevalent, we have found it increasingly necessary to offer towel laundry services at more of our clubs. Accordingly, we have experienced a $1.1 million increase in laundry expenses during the six months ended June 30, 2007 when compared to the six months ended June 30, 2006.
          General and administrative expenses increased $913,000, or 5.7%, to $16.9 million during the six months ended June 30, 2007 from $16.0 million during the same period in the prior year. There was an increase in corporate rent of $536,000 primarily due to the relocation of our corporate headquarters in the beginning of June 2007. The costs for the remainder of the lease obligation of the vacated location were recorded in the three months ended June 30, 2007. The remaining increase of general and administrative expense is due increased costs to support the growth in our business in 2007. In the six months ended June 30, 2006, the Company incurred $1.7 million of costs related to the examination of strategic and financing alternatives. No such costs were incurred in the three months ended June 30, 2007.
          Depreciation and amortization increased $2.0 million to $22.8 million in the six months ended June 30, 2007 from $20.8 million in the six months ended June 30, 2006 principally due to new and expanded clubs.

               Loss on Extinguishment of Debt. During the six months ended June 30, 2007, loss on extinguishment of debt was $12.5 million. The proceeds from the New Senior Credit Facility obtained on February 27, 2007, were used to repay the remaining principal of $170.0 million of the outstanding principal of TSI LLC’s 9 5/8% Senior Notes. The Company incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of TSI LLC’s 9 5/8% Senior Notes. Net deferred financing costs related to the Senior Credit Facility and TSI LLC’s 9 5/8% Senior Notes totaling approximately $3.2 million were expensed in the first quarter of 2007. During the six months ended June 30, 2006, loss on extinguishment of debt was $8.7 million. The Company paid $93.0 million to redeem $85.0 million of outstanding principal of TSI LLC’s 9 5/8% Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with the extinguishment of debt.
          Interest Expense. Interest expense decreased $7.7 million to $13.4 million during the six months ended June 30, 2007 from $21.1 million in the six months ended June 30, 2006. This decrease is a result of the refinancing of our debt at a lower interest rate in February 2007. In addition, on June 8, 2006, we redeemed $85.0 million of TSI LLC’s 9 5/8% Senior Notes and on July 7, 2006 we redeemed $56.6 million of the 11% Senior Discount Notes.
          Interest Income. Interest income decreased $849,000 to $538,000 in the six months ended June 30, 2007 from $1.4 million in the six months ended June 30, 2006 due to a decrease in the average cash balance in the six months ended June 30, 2007 when compared to the same period of 2006.
          Provision for Corporate Income Taxes. We have recorded an income tax provision of $1.8 million in the six months ended June 30, 2007 compared to a benefit of $664,000 in the six months ended June 30, 2006. In the six months ended June 30, 2006, an income tax charge totaling $751,000 was recorded to reflect the reduction in state tax assets that we believed were not more likely than not to be realized in association with the interest related to the paydown of debt, resulting from the Company’s use of the proceeds from its IPO, which was consummated on June 7, 2006.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2007 was $48.2 million compared to $48.4 million during the six months ended June 30, 2006 for a $248,000 or 0.5% decrease. During the six months ended June 30, 2006 the Company received a $3.6 million Federal tax refund and paid $2.6 million in Federal and state taxes, resulting in a net tax inflow of $1.0 million. The Company’s cash payments for taxes totaled $5.8 million for the first six months of 2007. This results in a $6.8 million increase in cash paid for taxes during the six months ended June 30, 2007 when compared to the same period in 2006.
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
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $42.1 million and $26.0 million during the six months ended June 30, 2007 and 2006, respectively. The increase in capital expenditures is due to the increase in the number of clubs under construction in 2007 compared to 2006. During the year ending December 31, 2007, we estimate we will invest a total of $94.0 million in capital expenditures. This amount includes $16.2 million to continue to upgrade existing clubs, $4.0 million for the relocation of our corporate headquarters, and $4.0 million to enhance our management information systems. The remainder of our 2007 capital expenditures will be committed to building or expanding clubs.

These expenditures will be funded by cash flow provided by operations, available cash on hand, and to the extent needed, borrowings from our Revolving Loan Facility.
     Financing Activities. Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2007 compared to net cash used in financing activities of $2.4 million in the same period in the prior year for an increase in financing cash of $6.4 million. This increase can be attributed to the refinancing of our debt on February 27, 2007. The net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million, were used to repay the remaining principal of $170.0 million of the outstanding principal of TSI LLC’s 9 5/8% Senior Notes. In addition, we paid a premium and fees in connection to the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million increase in cash related to financing activities in the six months ended June 30, 2007. In addition, in the six months ended June 30, 2007, there was a $1.7 million increase in cash due to the exercise of stock options when compared to the six months ended June 30, 2006.
     As of June 30, 2007, our total consolidated debt was $301.6 million. This substantial amount of debt could have significant consequences, including:
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
     On February 27, 2007, the Company entered into a $260.0 million senior secured credit facility (the “New Senior Credit Facility”). The New Senior Credit Facility consists of a $185.0 million term loan facility (the “Term Loan Facility”), and a $75.0 million revolving credit facility (the “Revolving Credit Facility”) and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the senior secured revolving credit facility of $75.0 million that was to mature on April 15, 2008.
     As of June 30, 2007, TSI LLC had $184.5 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 7.125% as of June 30, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Company’s 11% Senior Discount Notes are still outstanding. TSI LLC is required to repay 0.25% of principal, or $462,500 per quarter beginning June 30, 2007. The first principal payment was paid in June 2007.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, as defined in the related credit agreement. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with the Company’s consolidated secured leverage ratio, as defined in the related credit agreement. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. There were no borrowings outstanding under the Revolving Loan Facility at June 30, 2007 and outstanding letters of credit issued totaled $12.8 million. The unutilized portion of the Revolving Loan Facility as of June 30, 2007 was $62.2 million.
     As of June 30, 2007, the Company was in compliance with its debt covenants in the related credit agreement and given the Company’s operating plans and expected performance for 2007, the Company expects it will continue to be in compliance during the remainder of 2007. These covenants may limit TSI LLC’s ability to incur additional debt. As of June 30, 2007, permitted borrowing capacity of $75.0 million was not restricted by the covenants.

     As of June 30, 2007, we had $116.9 million of 11% Senior Discount Notes outstanding.
     As of June 30, 2007, we had $16.9 million of cash and cash equivalents.
     We believe that we have, or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2007. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2007. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.
     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7% and are generally non-collateralized. The notes are due on various dates through 2009.
     The aggregate long-term debt, and operating lease obligations as of June 30, 2007 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations(3)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt(1)	$399,303	$1,967	$25,327	$34,159	$337,850
Operating Lease Obligations(2)	879,788	71,709	153,658	145,272	509,149

Total Contractual Cash Obligations	$1,279,091	$73,676	$178,985	$179,431	$846,999

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements on the 11% Senior Discount Notes. These amounts do not include interest on the Term Loan Facility, as this interest rate is variable. The interest rate as of June 30, 2007 was 7.125% or $13.2 million on an annualized basis.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

(3)	Excluded from the table above, as of June 30, 2007, the Company had $751,000 of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods.
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
Forward-Looking Statements
     Certain statements in this quarterly report on Form 10-Q of the Company for the three month period ended June30, 2007 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, liquidity and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors referred to in discussed in this quarterly report on Form 10-Q (including under the caption “Risk Factors”) and in other SEC filings by the Company, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable debt facilities. As of June 30, 2007, a total of $184.5 million of our debt consisted of a Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan are for periods of 180 days or less and upon each renewal the interest rates are reset and would be considered variable. For the six months ended June 30, 2007, this debt was outstanding for 123 days. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2007, our interest expense would have increased by approximately $632,000. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt see Note 7 to our December 31, 2006 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007.
ITEM 4. Controls and Procedures.
     (a) As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective, to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 is recorded, processed , summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b) We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. On April 1, 2007, the Company implemented an Oracle suite of accounting systems by replacing its general ledger and consolidation software. This conversion involved various changes to the Company’s internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the implementation. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The controls in place under the new software have been evaluated by management as of June 30, 2007 and management believes that this conversion enhances the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable to determine the ultimate outcome of the above actions at this time, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
     TSI LLC and several other third parties have been named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, on or about June 12, 2001, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts are being appealed and TSI LLC has filed an appeal bond in the amount of $1.8 million in connection with those appeals. TSI LLC is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.
(a)	The Company held its 2007 Annual Meeting of Shareholders on May 1, 2007.

(b)	The following matters were voted upon at the annual meeting:
(i)	The first item considered was the election of eight directors of the Company to serve until the 2008 annual meeting of shareholders, and the results of such voting were as follows:

Nominee	For	Withheld
Keith E. Alessi	24,672,407	77,800
Paul N. Arnold	24,695,507	54,700
Bruce C. Bruckmann	24,340,458	409,749
J. Rice Edmonds	24,363,558	386,649
Jason M. Fish	24,521,853	228,354
Thomas J. Galligan III	24,718,007	32,200
Robert J. Giardina	24,519,882	230,325
Kevin McCall	24,718,007	32,200
(ii)	The second item was a proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2007, which was approved with 24,747,157 shares voted in favor of such proposal, 2,034 shares voted against such proposal, and holders of 1,016 shares abstaining.
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

DATE: August 2, 2007	TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
	By:	/s/ Richard Pyle
Richard Pyle
Chief Financial Officer (principal financial, accounting officer)

DATE: August 2, 2007	By:	/s/ Robert Giardina
Robert Giardina
Chief Executive Officer (principal executive officer)