Form 10-Q
period 2007-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2007-11-01
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Yes ☐       No ☑
     As of October 31, 2007 there were 26,239,653 shares Common of Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007	3
Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2007	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23

SIGNATURES	24
EX-10.1: LETTER AGREEMENT
EX-10.2: AMENDMENT NO. 1 TO 2004 COMMON STOCK OPTION PLAN
EX-10.3: FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and September 30, 2007
(All figures in $’000s, except share data)
(Unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,810	$7,669
Accounts receivable (less allowance for doubtful accounts of $2,026 and $2,986 as of December 31, 2006 and September 30, 2007, respectively)	8,028	12,263
Inventory	435	225
Prepaid expenses and other current assets	14,757	14,923

Total current assets	30,030	35,080
Fixed assets, net	281,606	324,389
Goodwill	50,112	50,139
Intangible assets, net	922	574
Deferred tax asset, net	32,437	42,215
Deferred membership costs	15,703	17,537
Other assets	12,717	12,841

Total assets	$423,527	$482,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$181	$1,898
Accounts payable	9,972	15,709
Accrued expenses	33,220	40,983
Accrued interest	3,466	737
Corporate income taxes payable	2,577	2,028
Deferred revenue	38,980	44,522

Total current liabilities	88,396	105,877
Long-term debt	280,948	302,394
Deferred lease liabilities	54,929	59,086
Deferred revenue	5,807	6,868
Other liabilities	11,276	14,907

Total liabilities	441,356	489,132
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $.001 par value; issued and outstanding 25,975,948 and 26,239,653 shares at December 31, 2006 and September 30, 2007, respectively	26	26
Paid-in capital	(21,068)	(17,396)
Accumulated other comprehensive income (currency translation adjustment)	539	698
Retained earnings	2,674	10,315

Total stockholders’ deficit	(17,829)	(6,357)

Total liabilities and stockholders’ deficit	$423,527	$482,775

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2006 and 2007
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Club operations	$108,173	$117,425	$318,755	$349,893
Fees and other	1,245	1,461	4,158	4,148

	109,418	118,886	322,913	354,041

Operating Expenses:
Payroll and related	39,724	43,331	121,211	132,645
Club operating	37,677	42,360	108,928	119,662
General and administrative	6,668	8,368	22,635	25,248
Depreciation and amortization	10,125	10,950	30,911	33,772

	94,194	105,009	283,685	311,327

Operating income	15,224	13,877	39,228	42,714
Loss on extinguishment of debt	7,446	—	16,113	12,521
Interest expense	7,388	6,493	28,471	19,902
Interest income	(475)	(344)	(1,862)	(882)
Equity in the earnings of investees and rental income	(463)	(447)	(1,371)	(1,351)

Income (loss) before provision (benefit) for corporate income taxes	1,328	8,175	(2,123)	12,524
Provision (benefit) for corporate income taxes	543	3,100	(121)	4,884

Net income (loss)	$785	$5,075	$(2,002)	$7,640

Earnings (loss) per share:
Basic	$0.03	$0.19	$(0.09)	$0.29
Diluted	$0.03	$0.19	$(0.09)	$0.29
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	25,933,506	26,225,449	21,669,090	26,122,531
Diluted	26,345,601	26,678,939	21,669,090	26,583,782

Statements of Comprehensive Income (Loss)
Net income (loss)	$785	$5,075	$(2,002)	$7,640
Foreign currency translation adjustments	(53)	(171)	115	(183)

Comprehensive income (loss)	$732	$4,904	$(1,887)	$7,457

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2007
(All figures in $’000s)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(2,002)	$7,640

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,911	33,772
Non-cash interest expense on Senior Discount Notes	11,480	9,268
Loss on extinguishment of debt	16,113	12,521
Payment of interest on Payment-in-Kind Notes	(12,961)	—
Amortization of debt issuance costs	1,117	630
Noncash rental expense, net of noncash rental income	65	495
Compensation expense incurred in connection with stock options	961	616
Net changes in certain operating assets and liabilities	15,228	3,168
Increase in deferred tax asset	(5,887)	(9,778)
Landlord contributions to tenant improvements	6,413	3,958
Change in reserve for self-insured liability claims	2,025	2,085
Increase in deferred membership costs	(3,752)	(1,834)
Other	(76)	215

Total adjustments	61,637	55,116

Net cash provided by operating activities	59,635	62,756

Cash flows from investing activities:
Capital expenditures, net of effect of acquired business	(41,354)	(64,580)
Acquisition of business	(819)	(4,450)

Net cash used in investing activities	(42,173)	(69,030)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	185,000
Costs related to issuance of New Credit Facility	—	(2,634)
Repayment of Senior Notes	(128,684)	(169,999)
Premium paid on extinguishment of debt and related costs	(13,273)	(9,309)
Proceeds from initial public equity offering, net of underwriting discounts and offering costs	91,750	—
Repayment of long term borrowings	(2,733)	(1,105)
Change in book overdraft	(986)	2,122
Repurchase of common stock	(433)	—
Proceeds from exercise of stock options	124	1,997
Excess tax benefit from stock option exercises	—	1,061

Net cash provided by (used in) financing activities	(54,235)	7,133

Net increase (decrease) in cash and cash equivalents	(36,773)	859
Cash and cash equivalents at beginning of period	51,304	6,810

Cash and cash equivalents at end of period	$14,531	$7,669

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(4,870)	$(4,479)
Decrease (increase) in inventory	(70)	210
(Increase) decrease in prepaid expenses and other current assets	787	(1,219)
Increase in accounts payable, accrued expenses and accrued interest	5,358	2,509
Change in prepaid corporate income taxes and corporate income taxes payable	2,746	(456)
Increase in deferred revenue	11,277	6,603

Net changes in certain operating assets and liabilities	$15,228	$3,168

Supplemental disclosures of cash flow information:
Cash payments for interest[1]	$27,194	$13,517

Cash payments for income taxes	$2,758	$14,054

[1]	Amount includes payment of interest on Payment-in-Kind Notes of $12,961 for the nine months ended September 30, 2006.
See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As used herein, the “Company,” “we,” “us,” or “our” means Town Sports International Holdings, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Company owned and operated 152 fitness clubs (“clubs”) and partly-owned and operated two additional clubs as of September 30, 2007. The Company operates in a single segment. The Company operated 105 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 21 clubs in the Boston market under the “Boston Sports Clubs” brand name; 18 clubs in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland as of September 30, 2007. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns.
     Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI LLC”). TSI Holdings is the sole member of TSI LLC.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with TSI Holdings’ December 31, 2006 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on March 13, 2007 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.
2. Initial Public Offering
     The registration statement filed in connection with the Company’s initial public offering (“IPO”), as filed with the SEC, was declared effective on June 1, 2006. The Company’s shares of common stock (“Common Stock”) began trading on the NASDAQ Global Market on June 2, 2006 under the symbol CLUB. In connection with the IPO, the Board of Directors approved a 14-for-1 Common Stock split. All share and per share data have been adjusted to reflect this stock split. The Company closed this transaction and received proceeds on June 7, 2006. The IPO consisted of 8,950,000 shares of Common Stock, including 7,650,000 shares issued by the Company and 1,300,000 shares sold by certain selling stockholders to certain specified purchasers. The Company’s sale of 7,650,000 shares of Common Stock resulted in net proceeds of $91,750 as of September 30, 2006. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of the Company’s outstanding 11% Senior Discount Notes due 2014 (the “11% Senior Discount Notes”), and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of TSI LLC’s 9 5/8% Senior Notes due 2011 (the “9 5/8% Senior Notes”).

3. Recent Accounting Changes
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. The Company is currently evaluating the impact of SFAS 157 on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008 for the Company. The Company is currently evaluating the impact of SFAS 159 on its Consolidated Financial Statements.
4. Long-Term Debt

	December 31,	September 30,
	2006	2007
	($’000s)	($’000s)
Term Loan Facility	$—	$184,075
9 5/8% Senior Notes	169,999	—
11% Senior Discount Notes (Payment-in-Kind Notes)	110,850	120,118
Notes payable for acquired businesses	280	99

	281,129	304,292
Less, current portion to be paid within one year	181	1,898

Long-term portion	$280,948	$302,394

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
     On February 27, 2007, TSI LLC entered into a $260,000 senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”), a $75,000 revolving credit facility (the “Revolving Loan Facility”), and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the Company’s senior secured revolving credit facility (the “Senior Credit Facility”) of $75,000 that was to mature on April 16, 2008.
     All of TSI LLC’s domestic subsidiaries have guaranteed the New Senior Credit Facility, however, TSI LLC’s foreign subsidiary has not guaranteed the New Senior Credit Facility.
     The proceeds of the Term Loan Facility were used to purchase all of the 9 5/8% Senior Notes outstanding, in the aggregate principal amount of $169,999, together with applicable tender or call premiums. The Company incurred $8,759 of tender premium and $215 of call premium together with $335 of fees and expenses related to the tender of the 9 5/8% Senior Notes. Net deferred financing costs related to the Senior Credit Facility and the 9 5/8% Senior Notes totaling approximately $3,212 were expensed in the first quarter of 2007. The loss on extinguishment of debt is summarized as follows:

Tender premium	$8,759
Call premium	215
Write-off of deferred financing costs related to the Senior Credit Facility and 9 5/8% Senior Notes	3,212
Fees and expenses	335

Loss on early extinguishment of debt	$12,521

     The New Senior Credit Facility contains various debt covenants including the maintenance of a maximum permitted total leverage ratio, if any loans or letters of credit under the facility are outstanding. As of September 30, 2007, the Company was in compliance with its debt covenants under the related credit agreement. These covenants may limit TSI LLC’s ability to incur additional debt. As of September 30, 2007, TSI LLC’s permitted borrowing capacity of $75,000 was not restricted by such covenants.
     Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 7.50% as of September 30, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the 11% Senior Discount Notes are still outstanding. TSI LLC is required to repay 0.25% of principal, or $463, per quarter beginning on June 30, 2007.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage vary with the Company’s consolidated secured leverage ratio, as defined in the related credit agreement. As of September 30, 2007, TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were no borrowings outstanding at September 30, 2007 and outstanding letters of credit issued totaled $11,944. The unutilized portion of the Revolving Loan Facility as of September 30, 2007 was $63,056.
5. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of Common Stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to account for the assumed exercise of dilutive stock options using the treasury stock method. The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted EPS for the nine months ended September 30, 2006 as they were antidilutive due to a net loss position in these periods. The number of equivalent shares excluded totaled 442,804 for the nine months ended September 30, 2006.
     The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2006	2007	2006	2007
Weighted average number of common shares outstanding — basic	25,933,506	26,225,449	21,669,090	26,122,531
Effect of diluted stock options	412,095	453,490	—	461,251

Weighted average number of common shares outstanding — diluted	26,345,601	26,678,939	21,669,090	26,583,782

6. Stock-Based Compensation
     On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Stock Incentive Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Stock Incentive Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Options granted under the 2004 Common Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is not less than the fair market value of the Company’s Common Stock on the option grant date.

     Options granted during the nine months ended September 30, 2007 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black Scholes		Dividend	Risk Free	Expected
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	Term (Years)
March 28, 2007	3,000	$21.75	$10.38	45.0%	0.0%	4.54%	5.5
March 28, 2007	5,000	$21.75	$11.23	45.0%	0.0%	4.49%	6.5
April 9, 2007	5,500	$22.87	$12.28	45.0%	0.0%	4.62%	7.0
April 9, 2007	5,000	$22.87	$11.86	45.0%	0.0%	4.61%	6.5
August 7, 2007	444,500	$17.46	$7.09	32.5%	0.0%	4.53%	6.0

Total	463,000

     At September 30, 2007, the Company had 719,220 and 882,315 stock options outstanding under its 2004 Common Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to these plans was $240 and $633 for the three and nine months ended September 30, 2006 and $258 and $613 for the three and nine months ended September 30, 2007, respectively.
     As of September 30, 2007, a total of $4,550 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.7 years.
7. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; “New York Sports Clubs”, “Boston Sports Clubs”, “Washington Sports Clubs” and “Philadelphia Sports Clubs”, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
     In each of the quarters ended March 31, 2006 and 2007, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2006 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2006 through September 30, 2007 is as follows:

Balance as of December 31, 2006	$50,112
Changes due to foreign currency exchange rate fluctuations	27

Balance as of September 30, 2007	$50,139

	As of December 31, 2006
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$12,146	$(11,389)	$757
Covenants-not-to-compete	1,151	(1,004)	147
Beneficial lease	223	(205)	18

	$13,520	$(12,598)	$922

	As of September 30, 2007
	($’000s)
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
Membership lists	$12,146	$(11,687)	$459
Covenants-not-to-compete	1,151	(1,046)	105
Beneficial lease	223	(213)	10

	$13,520	$(12,946)	$574

     The amortization expense of the above acquired intangible assets for each of the two years ending September 30, 2009 is as follows:

Aggregate Amortization Expense for the twelve months ending September 30, ($’000s)
2008	$389
2009	185

$574

     Amortization expense for the nine months ended September 30, 2006 and 2007 amounted to $504 and $348, respectively.
8. Income Taxes
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $1,155 of unrecognized tax benefits. Of this total, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. This amount had not changed significantly as of September 30, 2007 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.
     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for interest or penalties as of January 1, 2007. As of September 30, 2007 the amount accrued for interest and penalties was $93.
     The Company files Federal income tax returns, foreign jurisdiction income tax returns and multiple state and local jurisdiction income tax returns. The State of New York is currently examining tax returns for the years 2003, 2004 and 2005. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2000 and prior.
9. Commitments and Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers.  On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation.  On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay.  On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees.  While we are unable to determine the ultimate outcome of the above actions at this time, we intend to contest these cases vigorously.  Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     On or about June 12, 2001,TSI LLC and several other third parties were named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, seeking damages for personal injuries.

Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts are being appealed. TSI LLC filed an appeal bond in the amount of $1.8 million in connection with those appeals. TSI LLC is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.
10. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and nine months ended September 30, 2006 and 2007 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	($’000s)		($’000s)
	2006	2007	2006	2007
Revenue	$881	$907	$2,667	$2,738
Income from operations	391	331	1,186	1,111
Net income	334	307	1,093	1,030
11. Subsequent Event
     On October 4, 2007, the Company announced the resignation of Robert Giardina, the Chief Executive Officer of the Company, due to personal and health reasons. Mr. Giardina’s resignation was effective October 31, 2007. He will continue to serve as a member on the Board of Directors of the Company and will work with the Company in an advisory capacity effective November 1, 2007. Alexander Alimanestianu, President of the Company, succeeded Mr. Giardina as the Company’s Chief Executive Officer. In connection with his impending promotion, on October 2, 2007, the size of the Board was increased to 9 persons, and Mr. Alimanestianu was elected by the Board to fill the newly created Board position. An amount of approximately $480 will be accrued as of November 1, 2007 for fees to be incurred related to the resignation of Mr. Giardina including amounts to be incurred by the Company for five months salary, five years of health care benefits and two months of his 2007 bonus.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club operator in the United States, in each case as measured by number of clubs. As of September 30, 2007, we owned and operated 152 fitness clubs and partly owned and operated two fitness clubs. These 154 clubs collectively served approximately 483,000 members, excluding pre-sold, short-term and seasonal memberships, as of September 30, 2007. We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ work and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
     Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to the suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of September 30, 2007, approximately 42% of our members participated in our Passport Membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 58% of our members participate in a Gold Membership plan that allows unlimited access to a designated club and limited access to all of our clubs.
     We have executed our clustering strategy successfully in all of our markets. In the New York region, through the network of fitness clubs, we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and operated a total of 105 clubs under the “New York Sports Clubs” brand name within a 75-mile radius of New York City as of September 30, 2007. We operated 21 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2007. In addition, we owned and operated three clubs in Switzerland as of September 30, 2007. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We have two principal sources of revenue:
•	Our largest sources of revenue are dues and initiation fees paid by our members. These comprised 81.3% of our total revenue for the nine months ended September 30, 2007. We recognize revenue from membership dues in the month when the services are rendered. Approximately 93.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	For the nine months ended September 30, 2007, we generated 12.0% of our revenue from personal training and 5.5% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     The balance of our revenue (approximately 1.2% for the nine months ended September 30, 2007) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from five university fitness clubs in which we did not have an equity interest. We refer to this as “Fees and other revenue”.

Revenue (in $’000s) was comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
Membership dues	$87,257	79.7%	$93,735	78.8%	$257,160	79.6%	$278,537	78.7%
Initiation fees	2,586	2.4%	3,202	2.7%	6,839	2.1%	9,181	2.6%

Membership revenue	89,843	82.1%	96,937	81.5%	263,999	81.7%	287,718	81.3%

Personal training revenue	11,564	10.6%	13,243	11.2%	36,915	11.5%	42,646	12.0%
Other ancillary club revenue	6,766	6.2%	7,245	6.1%	17,841	5.5%	19,529	5.5%

Ancillary club revenue	18,330	16.8%	20,488	17.3%	54,756	17.0%	62,175	17.5%
Fees and other revenue	1,245	1.1%	1,461	1.2%	4,158	1.3%	4,148	1.2%

Total revenue	$109,418	100.0%	$118,886	100.0%	$322,913	100.0%	$354,041	100.0%

     Our revenues, operating income and net income for the three months ended September 30, 2007 were $118.9 million, $13.9 million and $5.1 million, respectively. Our revenues, operating income and net income for the nine months ended September 30, 2007 were $354.0 million, $42.7 million and $7.6 million, respectively.
     Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs, including certain elements of rent, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, utilities, certain facility repairs and club supplies.
     General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information systems, purchasing and member relations, legal and consulting fees and real estate development expenses.
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.
     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms, and utilization and demand for the facility dictate. In this connection, facility remodeling is also considered where appropriate.
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2006 and the first three quarters of 2007.

	2006					2007
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	139	143	142	145	139	147	150	150
New clubs opened	5	—	2	3	10	3	1	2
Clubs acquired	—	—	1	—	1	—	—	—
Clubs closed, relocated, merged or sold (1)	(1)	(1)	—	(1)	(3)	—	(1)	—

Wholly owned clubs at end of period	143	142	145	147	147	150	150	152

Total clubs operated at end of period (2)	145	144	147	149	149	152	152	154

(1)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006 and is included with new clubs opened in the first quarter of 2006.

(2)	Includes wholly owned and partly owned clubs. In addition to the above, as of December 31, 2006 and September 30, 2007, we managed five university fitness clubs in which we did not have an equity interest.

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
     Comparable club revenue growth was 4.1% and 6.0% for the three and nine months ended September 30, 2007. Mature club revenue growth was 3.1% and 4.5% for the three and nine months ended September 30, 2007.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2007	2006	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	36.3	36.5	37.5	37.5
Club operating	34.4	35.6	33.7	33.8
General and administrative	6.1	7.0	7.0	7.1
Depreciation and amortization	9.3	9.2	9.6	9.5

	86.1	88.3	87.8	87.9

Operating income	13.9	11.7	12.2	12.1
Loss on extinguishment of debt	6.8	—	5.0	3.5
Interest expense	6.7	5.5	8.8	5.6
Interest income	(0.4)	(0.3)	(0.6)	(0.2)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	1.2	6.9	(0.6)	3.6
Provision (benefit) for corporate income taxes	0.5	2.6	0.0	1.4

Net income (loss)	0.7%	4.3%	(0.6)%	2.2%

  Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenues. Revenues increased $9.5 million, or 8.7%, to $118.9 million during the three months ended September 30, 2007 from $109.4 million in the three months ended September 30, 2006. This increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. Revenues increased during the three months ended September 30, 2007 by $3.2 million, or 3.1%, at our mature clubs. During the three months ended September 30, 2007, revenue increased $6.4 million at the 18 clubs opened or acquired subsequent to September 30, 2005. These increases in revenue were offset by a $431,000 revenue decrease related to the two clubs that were closed and/or relocated subsequent to July 1, 2006.
     Comparable club revenue increased 4.1% during the three months ended September 30, 2007. Of this 4.1% increase, 2.0% was due to an increase in membership, 0.9% was due to an increase in price and 1.2% was due to an increase in ancillary club revenue and fees and other revenue.

     Operating Expenses. Operating expenses increased $10.8 million, or 11.5%, to $105.0 million during the three months ended September 30, 2007, from $94.2 million in the three months ended September 30, 2006. The increase was due to the following factors:
     Payroll and related expenses increased $3.6 million, or 9.1%, to $43.3 million in the three months ended September 30, 2007, from $39.7 million in the three months ended September 30, 2006. This increase was attributable to a 4.9% increase in the total months of club operation from 430 to 451 as well as the following: In addition, payroll costs directly related to our personal training, group fitness training, and programming for children increased $1.4 million or 16.0%, due to an increase in demand for these programs.
     Club operating expenses increased $4.7 million, or 12.4%, to $42.4 million in the three months ended September 30, 2007, from $37.7 million in the three months ended September 30, 2006. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $1.6 million. Rent and occupancy costs at clubs that opened after July 1, 2006, or that are currently under construction, increased $1.1 million. The remaining $500,000 increase in rent and occupancy expenses relates to rent at our clubs that were open prior to July 1, 2006.

•	Advertising and marketing expenses increased $930,000, as we expended $3.8 million during the three months ended September 30, 2007 compared to $2.9 million during the same period in 2006, primarily due to a shift in the timing of our advertising plans.

•	As part of a customer service initiative, we had outsourced towel laundry service in 52 clubs as of September 30, 2007 as compared to 27 clubs as of September 30, 2006. As our clubs have become more intensely clustered in our markets, and member cross usage becomes more prevalent, we have found it increasingly necessary to offer towel laundry services at more of our clubs. We have experienced a $610,000 increase in laundry expenses during the three months ended September 30, 2007 when compared to the three months ended September 30, 2006.
     General and administrative expenses increased $1.7 million, or 25.5%, to $8.4 million during the three months ended September 30, 2007, from $6.7 million during the same period in the prior year. Legal fees and expenses increased $421,000 due in part to increased lease negotiation activity and fees and expenses associated with ongoing litigation matters. General liability insurance expense increased $403,000 due to increased actuarial valuations principally attributed to prior year claims brought in 2007. The remaining increase of general and administrative expense is due to increased costs to support the growth in our business in the three months ended September 30, 2007.
     Depreciation and amortization increased $825,000, or 8.1%, to $10.9 million in the three months ended September 30, 2007 from $10.1 million in the three months ended September 30, 2006, principally due to new and expanded clubs.
     Loss on Extinguishment of Debt. During the three months ended September 30, 2006 loss on extinguishment of debt was $7.4 million. On July 7, 2006, we paid $62.9 million to redeem 35% of the 11% Senior Discount Notes. The aggregate accreted value of the 11% Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment. There were no such costs in the three months ended September 30, 2007.
     Interest Expense. Interest expense decreased $895,000 to $6.5 million during the three months ended September 30, 2007 from $7.4 million in the three months ended September 30, 2006. This decrease is a result of the February 2007 refinancing of the the 9 5/8% Senior Notes with our Term Loan Facility, which interest approximated 7.20% for the quarter. In addition, on July 7, 2006, we redeemed $56.6 million of the 11% Senior Discount Notes.
     Interest Income. Interest income decreased $131,000 to $344,000 in the three months ended September 30, 2007 from $475,000 in the three months ended September 30, 2006 due to a decrease in the average cash balance in the three months ended September 30, 2007 when compared to the three months ended September 30, 2006.
     Provision for Corporate Income Taxes. We have recorded an income tax provision of $3.1 million in the three months ended September 30, 2007 compared to a provision of $543,000 in the three months ended September 30, 2006, calculated using the Company’s effective tax rate. During the three months ended September 30, 2007, we filed our Federal tax returns for the year ended December 31, 2006, upon which we recognized a $251,000 tax benefit principally related to employment credits and relief for federal surcharges on our communication expenses previously incurred. This adjustment was made in the three months ended September 30, 2007 accounting for the difference between the calculated tax rate and the effective tax rate.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenues. Revenues increased $31.1 million, or 9.6%, to $354.0 million during the nine months ended September 30, 2007 from $322.9 million in the nine months ended September 30, 2006. This increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. Revenues increased $13.9 million, or 4.5%, at our mature clubs during the nine months ended September 30, 2007. During the nine months, revenue increased $19.0 million at the 18 clubs opened or acquired subsequent to September 30, 2005. These increases in revenue were offset by a $2.0 million revenue decrease related to the four clubs that were closed and/or relocated subsequent to January 1, 2006.
     Comparable club revenue increased 6.0% during the nine months ended September 30, 2007. Of this 6.0% increase, 3.0% was due to an increase in membership, 1.0% was due to an increase in price and 2.0% was due to an increase in ancillary club revenue and fees and other revenue.
     Operating Expenses. Operating expenses increased $27.6 million, or 9.7%, to $311.3 million in the nine months ended September 30, 2007, from $283.7 million in the nine months ended September 30, 2006. The increase was due to the following factors:
     Payroll and related expenses increased $11.4 million, or 9.4%, to $132.6 million in the nine months ended September 30, 2007, from $121.2 million in the nine months ended September 30, 2006. This increase was attributable to a 4.3% increase in the total months of club operation from 1,286 to 1,341 as well as the following:
•	Payroll costs directly related to our personal training, group fitness training, and programming for children increased $3.7 million or 13.6%, due to an increase in demand for these programs.

•	In the nine months ended September 30, 2006, we incurred a charge relating to severance agreements with our former Chairman and certain employees totaling $1.6 million. The total costs of these severance packages were recorded in the nine months ended September 30, 2006 while no such costs were incurred in the nine months ended September 30, 2007.
     Club operating expenses increased $10.7 million, or 9.9%, to $119.6 million in the nine months ended September 30, 2007, from $108.9 million in the nine months ended September 30, 2006. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $5.8 million. Rent and occupancy costs at clubs that opened after January 1, 2006, or that are currently under construction, increased $4.6 million. The remaining $1.1 million increase in rent and occupancy expenses relates to rent at our clubs that were open prior to January 1, 2006.

•	Advertising and marketing expenses for the nine months ended September 30, 2007 were in-line with the nine months ended September 30, 2006, increasing only $180,000.

•	As part of a customer service initiative, we had outsourced towel laundry service in 52 clubs as of September 30, 2007 as compared to 27 clubs as of September 30, 2006. As our clubs have become more intensely clustered in our markets, and member cross usage becomes more prevalent, we have found it increasingly necessary to offer towel laundry services at more of our clubs. Accordingly, we have experienced a $1.7 million increase in laundry expenses during the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006.
     General and administrative expenses increased $2.6 million, or 11.5%, to $25.2 million during the nine months ended September 30, 2007 from $22.6 million during the same period in the prior year. There was an increase in corporate rent of $708,000, primarily due to the relocation of our corporate headquarters in the beginning of June 2007. The costs for the remainder of the lease obligation of the vacated location were recorded in the three months ended June 30, 2007. Legal fees and expenses increased $700,000 due in part to increased lease negotiation activity as well as corporate restructuring and fees and expenses associated with ongoing litigation matters. General liability insurance expense increased $848,000 due to increased actuarial valuations principally attributed to prior year claims brought in 2007. The remaining increase of general and administrative expense was due to increased costs to support the growth in our business in 2007. In the nine months ended September 30, 2006, we incurred $1.7 million of costs related to the examination of strategic and financing alternatives.

     Depreciation and amortization increased $2.9 million, or 9.3%, to $33.8 million in the nine months ended September 30, 2007 from $30.9 million in the nine months ended September 30, 2006, principally due to new and expanded clubs.
     Loss on Extinguishment of Debt. During the nine months ended September 30, 2007, loss on extinguishment of debt was $12.5 million compared to $16.1 million during the nine months ended September 30, 2006. The proceeds from the New Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of TSI LLC’s 9 5/8% Senior Notes. We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the 9 5/8% Senior Notes. Net deferred financing costs related to the Senior Credit Facility and TSI LLC’s 9 5/8% Senior Notes totaling approximately $3.2 million were expensed in the first quarter of 2007.
     During the second quarter of 2006, we paid $93.0 million to redeem $85.0 million of the outstanding principal of the 9 5/8% Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment of debt. During the third quarter of 2006, we paid $62.9 million to redeem 35% of the 11% Senior Discount Notes. The aggregate accreted value of the 11% Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.
     Interest Expense. Interest expense decreased $8.6 million to $19.9 million during the nine months ended September 30, 2007 from $28.5 million in the nine months ended September 30, 2006. This decrease is a result of the repayment of our debt in connection with the June 2006 IPO and the refinancing of our debt at a lower interest rate in February 2007. On June 8, 2006, we redeemed $85.0 million of TSI LLC’s 9 5/8% Senior Notes and on July 7, 2006 we redeemed $56.6 million of the 11% Senior Discount Notes.
     Interest Income. Interest income decreased $980,000 to $882,000 in the nine months ended September 30, 2007 from $1.9 million in the nine months ended September 30, 2006 due to a decrease in the average cash balance in the nine months ended September 30, 2007 when compared to the same period of 2006.
     Provision for Corporate Income Taxes. We have recorded an income tax provision of $4.9 million in the nine months ended September 30, 2007 compared to a benefit of $121,000 in the nine months ended September 30, 2006, calculated using the Company’s effective tax rate. During the three months ended September 30, 2007, we filed our Federal tax returns for the year ended December 31, 2006, upon which we recognized a $251,000 tax benefit principally related to employment credits and relief for federal surcharges on our communication expenses previously incurred. This adjustment was made in the three months ended September 30, 2007 accounting for the difference between the calculated tax rate and the effective tax rate. In the nine months ended September 30, 2006, an income tax charge totaling $751,000 was recorded to reflect the reduction in state tax assets that we believed were not more likely than not to be realized in association with the interest related to the pay-down of debt, resulting from our use of the proceeds from the IPO, which was consummated on June 7, 2006.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2007 was $62.7 million compared to $59.6 million for the nine months ended September 30, 2006, for a $3.1 million  or 5.2% increase. Our operating income increased from $39.2 million to $42.7 million. In addition, during the nine months ended September 30, 2006 the Company received a $3.6 million Federal tax refund and paid $2.8 million in Federal and state taxes, resulting in a net tax related cash inflow of $800,000. The Company’s cash payments for taxes totaled $14.1 million for the first nine months of 2007. This resulted in a $14.9 million increase in cash paid for taxes during the nine months ended September 30, 2007 when compared to the same period in 2006. Our cash payments for interest in the nine months ended September 30, 2006 totaled $27.2 million compared to $13.5 million in the nine months ended September 30, 2007, resulting in a $13.7 million decrease.
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
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $69.0 million and $42.2 million during the nine months ended September 30, 2007 and 2006, respectively. The increase in capital expenditures is due to the increase in the number of clubs under construction in 2007 compared to 2006. During the year ending December 31, 2007, we estimate we will invest a total of $88.0 million in capital expenditures. This amount includes $17.0 million to continue to upgrade existing clubs, $4.3 million for the relocation of our corporate headquarters, and $4.1 million to enhance our management information systems. The remainder of our 2007 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from our Revolving Loan Facility.
     Financing Activities. Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2007 compared to net cash used in financing activities of $54.2 million in the same period in the prior year for an increase in financing cash of $61.3 million. In June 2006, we filed a registration statement with the SEC in connection with our IPO. Our sale of 7,650,000 shares of Common Stock resulted in net proceeds of $91.8 million. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85.0 million of 9 5/8% Senior Notes. These transactions, including premium and fees in connection with the extinguishment of debt of $13.3 million, totaled approximately $50.2 million.
     This increase can also be attributed to the refinancing of our debt on February 27, 2007. The net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the outstanding principal of TSI LLC’s 9 5/8% Senior Notes. In addition, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million increase in cash related to financing activities in the nine months ended September 30, 2007. In addition, in the nine months ended September 30, 2007, there was a $2.0 million increase in cash received upon the exercise of stock options when compared to the nine months ended September 30, 2006.
     As of September 30, 2007, our total consolidated debt was $304.3 million. This substantial amount of debt could have significant consequences, including:
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
     On February 27, 2007, TSI LLC into a $260.0 million senior secured credit facility (the “New Senior Credit Facility”). The New Senior Credit Facility consists of a $185.0 million term loan facility (the “Term Loan Facility”), a $75.0 million revolving credit facility (the “Revolving Loan Facility”), and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the senior secured revolving credit facility of $75.0 million that was to mature on April 16, 2008.
          As of September 30, 2007, TSI LLC had $184.1 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 7.5% as of September 30, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the 11% Senior Discount Notes are still outstanding. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter beginning June 30, 2007. Total principal payments of $925,000 have been paid as of September 30, 2007.
          The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the related credit agreement. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the related credit agreement. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. There were no borrowings outstanding under the Revolving Loan Facility at September 30, 2007 and outstanding letters of credit issued totaled $11.9 million. The unutilized portion of the Revolving Loan Facility as of September 30, 2007 was $63.1 million.
          As of September 30, 2007, we were in compliance with our debt covenants in the related credit agreement and given our operating plans and expected performance for 2007, we expect we will continue to be in compliance during the remainder of 2007. These covenants may limit TSI LLC’s ability to incur additional debt. As of September 30, 2007, permitted borrowing capacity of $75.0 million was not restricted by the covenants.
          As of September 30, 2007, we had $120.1 million of the 11% Senior Discount Notes outstanding.
          As of September 30, 2007, we had $7.7 million of cash and cash equivalents.
          We believe that we have, or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2008. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2008. There can be no assurance that such financing will be available or that it will be available on acceptable terms.
          Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7% and are generally non-collateralized. The notes are due on various dates through 2009.
          The aggregate long-term debt, and operating lease obligations as of September 30, 2007 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations(3)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt(1)	$398,772	$1,898	$25,327	$34,159	$337,388
Operating Lease Obligations(2)	918,609	72,643	159,001	150,358	536,607

Total Contractual Cash Obligations	$1,317,381	$74,541	$184,328	$184,517	$873,995

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements on the 11% Senior Discount Notes. These amounts do not include interest on the Term Loan Facility, as this interest rate is variable. The interest rate as of September 30, 2007 was 7.5% or $13.8 million on an annualized basis.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

(3)	Excluded from the table above, as of September 30, 2007, we had $751,000 of unrecognized tax benefits plus $93,000 of interest and penalties that, if recognized, would affect our effective tax rate in any future periods.

Recent Changes in or Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008. We are currently evaluating the impact of SFAS 159 on our Consolidated Financial Statements.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, the level of market demand for the Company’s services, competitive pressures, club openings and renovations, future financial or operational performance, anticipated cost savings, future financings, integration of club acquisitions, the application of Federal and state tax laws and regulations.  These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the fitness club industry,  changes in consumer preferences and consumer spending patterns, general economic conditions in the United States, our ability to implement our strategy, our level of indebtedness and related debt service obligations and the covenants in our debt agreements, availability of adequate financing and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable debt facilities. As of September 30, 2007, a total of $184.1 million of our debt consisted of a Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. For the nine months ended September 30, 2007, this debt was outstanding for 215 days. If short-term interest rates had increased by 100 basis points during the nine months ended September 30, 2007, our interest expense would have increased by approximately $1.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt see Note 7 to our December 31, 2006 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
ITEM 4. Controls and Procedures.
     (a) As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective, to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. On April 1, 2007, the Company implemented the Oracle suite of accounting systems by replacing its general ledger and consolidation software. This conversion involved various changes to the Company’s internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the implementation. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The controls in place under the new software have been evaluated by management as of September 30, 2007 and management believes that this conversion enhances the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers.  On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation.  On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay.  On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees.  While we are unable to determine the ultimate outcome of the above actions at this time, we intend to contest these cases vigorously.  Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     On or about June 12, 2001,TSI LLC and several other third parties were named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts are being appealed. TSI LLC filed an appeal bond in the amount of $1.8 million in connection with those appeals. TSI LLC is vigorously opposing the appeal of the directed verdict and prosecuting the appeal of the jury verdict, which appeals were argued on May 16, 2006. Depending on the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.
Item 1A. Risk Factors
     There have not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
ITEM 5. Other Information.
     On October 4, 2007, we announced that Robert Giardina, our Chief Executive Officer, will resign from his position with the Company due to personal and health reasons. Mr. Giardina’s resignation became effective October 31, 2007. He will continue to serve as a member of the Company’s Board of Directors and will work with the Company in an advisory capacity. Effective November 1, 2007, Alexander Alimanestianu, President, succeeded Mr. Giardina as Chief Executive Officer. In connection with the promotion, the size of the Board was increased on October 2, 2007 to 9 persons, and Mr. Alimanestianu was elected by the Board of Directors to fill the newly created Board position.
     On September 14, 2007, the Compensation Committee of the Board of Directors approved certain changes with respect to the mechanisms used by option holders to pay the exercise price of stock options granted under the Town Sports International Holdings, Inc. 2004 Common Stock Option Plan (the “2004 Plan”) and the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) As a result, under each of the Plans, option holders now may exercise their vested stock options and pay the applicable purchase price through a brokerage-assisted exercise procedure, whereby the participant delivers irrevocable instructions to one of the pre-approved brokers to deliver to the Company an amount equal to the purchase price of the stock options being exercised. In addition, the Committee also amended the 2004 Plan and each of the stock option agreements to eliminate the requirement for each option holder that desires to exercise a stock option to deliver a statement to the Company acknowledging that the option holder had read and been afforded an opportunity to ask questions of management of the Company regarding financial and other information of the Company.
Item 6. Exhibits
     Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES
     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: November 1, 2007
	By:	/s/ Richard Pyle
Richard Pyle
Chief Financial Officer (principal financial, accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	Letter Agreement, dated October 4, 2007, between the Registrant and Robert Giardina.

10.2	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan.

10.3	Form of Non-Qualified Stock Option Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.