Form 10-K
period 2007-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2008-02-29
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐ Transition Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from

Commission file number: 000-52013
Town Sports International Holdings, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0640002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 PENN PLAZA — 4TH FLOOR	10001
NEW YORK, NEW YORK	(Zip code)
(Address of principal executive offices)
(212) 246-6700
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $224.9 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of February 25, 2008, there were 26,305,173 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission (“SEC”). These statements are subject to various risks, and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other SEC filings by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

Item 1.	Business

In this Form 10-K, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, and references to “TSI, LLC” and “TSI, Inc.” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.), our wholly-owned operating subsidiary.

General

Based on the number of clubs, we are the second largest operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club operator in the United States. As of December 31, 2007, the Company, through its subsidiaries, operated 161 fitness clubs under our four key brand names; “New York Sports Clubs,” “Boston Sports Clubs,” “Philadelphia Sports Clubs” and “Washington Sports Clubs”. These clubs collectively served approximately 486,000 members, excluding pre-sold, short-term and seasonal memberships, as of December 31, 2007. We are the largest fitness club operator in Manhattan with 41 locations (more than twice as many as our nearest competitor) and operated a total of 111 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2007. We operated 22 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2007. In addition, we operated three clubs in Switzerland as of December 31, 2007. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 50 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.

We offer two types of memberships in our clubs, “Passport” and “Gold”. As of December 31, 2007, approximately 41% of our members participated in our Passport Membership plan allowing unlimited access to all of our clubs and 59% of our members participate in a Gold Membership plan allowing unlimited access to a designated or “home” club and access to all of our other clubs during off-peak hours.

Over our 34-year history, we have developed and refined our club formats that allow us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average 40,000 square feet. The aggregate average size of all of our clubs is approximately 25,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting the quality exercise experience that we strive to make available to our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

Industry Overview

Total U.S. fitness club industry revenues increased at a compound annual growth rate, or CAGR, of 7.7% from $9.0 billion in 1997 to $17.6 billion in 2006, according to the International Health, Racquet and Sportsclub Association, or IHRSA. Total U.S. fitness club memberships increased at a compound annual growth rate of 4.7% from 28.3 million in 1996 to 42.7 million in 2006, according to IHRSA.

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation and the coming of age of their offspring, the “echo boomers” (the generation born between 1982 and 1994). Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2001), have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased significantly from 12.0% in 1996 to 16.0% in 2006, according to the IHRSA/American Sports Data Health Club Trend Report. The industry continues to attract new members, with 41% of members indicating that they were “first-time” members in 2006 according to the IHRSA/American Sports Data Health Club Trend Report. On January 30, 2008, the New York Senate proposed a Bill, which would allow New York health club goers to receive a $50 credit against their personal income tax for individual membership fees and up to a $200 benefit for family memberships, was referred to the Committee on Investigations and Government Operations on January 30th. Active and fit lifestyles result in decreased health care costs, reduced governmental spending, fewer illnesses, and improved worker productivity. On February 14, 2008, the New Jersey Senate proposed a Bill which would allow for a 10% tax credit for an employer to provide its workers with qualifying fitness benefits. IHRSA is working to best position this Bill for passage.

As a large operator with recognized brand names, leading regional market shares and an established operating history, we believe we are well positioned to benefit from these favorable industry dynamics.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.  Based on the number of clubs, we are the fourth largest fitness club operator in the United States and the second largest fitness club operator in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York and Boston regions, the second largest owner and operator in the Washington, D.C. region and the third largest operator in the

Philadelphia region. We attribute our leadership positions in these markets in part to the strength of our localized brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy providing significant benefits to members.  By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through our Passport Membership, which provides the convenience of having fitness clubs near a member’s workplace and home. Approximately 41% of our members have a Passport Membership plan, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location.

Regional clustering strategy designed to maximize revenues and achieve economies of scale.  We believe our regional clustering strategy allows us to maximize revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis, which new entrants into the market will have difficulty achieving. Regional clustering is attractive to corporations seeking group memberships and has allowed us to create an extensive network of clubs in our core markets, in addition to a widely recognized brand with strong local identity. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to effectively compete with us. We believe that this would be difficult given the relative scarcity of suitable sites in our markets. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses, and to reduce our capital spending needs. Regional clustering also provides the opportunity for members who relocate from one of our regions to another to remain members of our clubs, thus aiding in member retention.

Expertise in site selection and development process.  We believe that our expertise in site selection and development provides a significant advantage over our competitors given the complex real estate markets in the metropolitan areas in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a rigorous process involving demographic and competitive analysis, financial modeling, site selection, and negotiation of lease and acquisition terms to ensure that a location meets our criteria for a model club. We believe our flexible club formats are well suited to the challenging real estate environments in our markets.

Proven and predictable club-level economic model.  We opened or acquired 129 clubs, net of closures, from the inception of our business through December 31, 2002. Of these, our 116 wholly owned clubs that have been in operation from January 1, 2003 through December 31, 2007 generated revenues and operating income (after corporate expenses allocated on a revenue basis) of $349.9 million and $42.3 million, respectively, for the year ended December 31, 2007, as compared to $261.0 million and $26.8 million, respectively, for the year ended December 31, 2003. We believe that the track record of our mature clubs provides a reasonable basis for expected improved performance in our recently opened clubs. In addition, for the year ended December 31, 2007, revenues from clubs that have been open for more than 24 months grew at 3.9%. Further, we have demonstrated our ability to deliver similar club-level returns in varying club formats and sizes.

Business Strategy

We intend to continue to grow our revenues, earnings and cash flows using the following strategies:

Drive comparable club revenue and profitability growth.  For the year ended December 31, 2007, our comparable club revenue growth was 5.2%. We define comparable club revenues as revenues at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenues for the thirteenth month and thereafter as compared to the same period during the prior year. Our comparable club revenues increased as a result of our strategic initiatives, including our commit membership plan and focus on growing ancillary revenues. The “commit” membership model that we implemented in 2003 encourages new members to commit to a one- or two-year membership at a discount to our month-to-month plan. Since the implementation of the membership model, attrition rates have declined and have contributed to comparable club revenue increases. We intend to capitalize on this momentum to drive revenue and profitability growth by increasing our membership base as well as the amount of revenue that we generate from each member. Once per year, we increase membership dues 1% to 3% on average, contributing to comparable club revenue growth.

Increase number of clubs by expanding within regional clusters.  We intend to strengthen our market position and to increase revenues and earnings in our existing markets through the opening of new clubs and the acquisition of existing clubs. Our expertise in the site selection and development process combined with our proven and predictable club-level economic model enables us to generate attractive returns from the opening of new clubs. We have currently identified over 175 fitness-only and multi-recreational locations in our existing and secondary markets that we believe possess the criteria for a model club.

Grow ancillary and other non-membership revenues.  We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $51.1 million, or 15.0% of revenues for the year ended December 31, 2003, to $86.0 million, or 18.2% of revenues for the year ended December 31, 2007. We intend to continue to expand the current range of value-added services and programs that we offer to our members, such as personal training, “Sports Clubs for Kids” and small group training. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Realize benefits from maturation of recently opened clubs.  From January 1, 2006 to December 31, 2007, we opened or acquired 26 clubs. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of these 26 clubs will improve as the clubs reach maturity.

Execute new business initiatives.  We continually undertake initiatives to improve our business by offering new products and services. For example, we have strengthened our focus on our corporate and group sales division, which targets companies or groups with more than 100 people. In addition, we have recently begun offering introductory personal training sessions at discounted prices. We expect all of these new initiatives to attract new members and result in an increase in our revenues.

Company History

We were founded in 1973. In the mid-1990s, we began a period of rapid growth by acquiring individual clubs and between two and six club chains in suburban regions. Since 1990 through the end of 2007:

•	we grew our number of clubs from nine to 161;

•	we grew our revenues at a compound annual growth rate of 24.9%, from $10.8 million to $472.9 million;

•	we improved our annual operating income from $0.1 million to $57.8 million;

•	we moved from an annual net loss of $0.6 million to net income of $13.6 million; and

•	we grew our EBITDA at a compound annual growth rate of 33.3%, from $0.8 million to $105.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in this Form 10-K for a discussion on our use of EBITDA.

Recent Events

On October 4, 2007, we announced the resignation of Robert Giardina as our Chief Executive Officer, due to personal and health reasons. Mr. Giardina’s resignation was effective October 31, 2007. He continues to serve as a member on our Board of Directors and began working with us in an advisory capacity effective November 1, 2007. Alexander Alimanestianu, who has been with us since February 1990, most recently as our President and Chief Development Officer, succeeded Mr. Giardina as our Chief Executive Officer. In connection with his promotion, on October 2, 2007, the size of our Board of Directors was increased to nine persons, and Mr. Alimanestianu was elected to fill the newly created position.

On January 14, 2008, we announced the resignation of Randall Stephen as our Chief Operating Officer. We are currently conducting a search for a new Chief Operating Officer.

On January 22, 2008, we announced the resignation of Richard Pyle as our Chief Financial Officer. Mr. Pyle’s resignation will be effective March 31, 2008. Mr. Pyle will provide consulting services to us from September 1, 2008 through August 31, 2009. Daniel Gallagher, who has been in our finance department for nine years, most recently as our Senior Vice President — Finance, will succeed Mr. Pyle as our Chief Financial Officer effective April 1, 2008.

Marketing

Our marketing campaign is currently geared toward increasing awareness of our brand names. We believe our advertising strategies convey each of our regionally branded networks as the premier network of fitness clubs in its region. Our goal is to achieve broad awareness of our regional brand names primarily through radio, newspaper, billboard and direct mail advertising. We believe that clustering clubs creates economies in our marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

Our advertisements generally feature creative messages that communicate the serious approach we take toward fitness in a humorous tone, rather than pictures of our clubs, pricing specials or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training. From time to time, we also offer reduced initiation fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs.

We also engage in public relations and special events to promote our image in the local communities. We believe that these public relations efforts enhance the image of our local brand names in the communities in which we operate. We also seek to build our community image through advertising campaigns with local and regional retailers. In January 2008, we organized and recruited sponsors, including Snapple and JetBlue Airways, to the Company’s 24-hour spin-a-thon and fundraiser in Grand Central Terminal, Manhattan. The event netted over $250,000 for New York - based HealthCorps and will fund additional school based programs in our markets.

Our principal web site, www.mysportsclubs.com, provides information about club locations, program offerings, exercise class schedules and on-line promotions. The site also allows our members to give us direct feedback on all of our services and offerings and allows prospective members to sign-up for a two week trial membership in our clubs. We also use the site to promote career opportunities with us.

Sales

Sales of new memberships are generally handled either at the club level or through our corporate and group sales division. We employ approximately 410 “in-club” membership consultants who are responsible for new membership sales. Each club generally has between two and four consultants. These consultants report directly to the club general manager, who in turn reports to a district manager. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete a two-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants emphasize:

•	the proximity of our clubs to concentrated commercial and residential areas convenient to where target members live and work;

•	the variety and selection of equipment and exercise classes;

•	the obligation on the part of the enrollee;

•	the price/value relationship of a Town Sports membership; and

•	access to value-added services.

Our corporate and group sales division consists of 20 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and groups with over 100 employees. We offer numerous programs to meet our client’s needs including an online program as well as a fully operational call center for enrollment. We believe this focus on relationship building, providing the customer with options for enrollment as well as our clustering strategy, will continue to lead to new group participation in the future.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2007, our existing members were enrolled under two principal types of memberships:

•	The Passport Membership, currently ranging in price from $49 to $95 per month based on the market area of enrollment, is our higher priced membership and entitles members to use any of our clubs at any time. This membership is held by approximately 41% of our members. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, at a price of $116 per month.

•	The Gold Membership, currently ranging in price from $39 to $81 per month based on the market area of enrollment, enables members to use a specific club at any time and any of our clubs during off-peak times. This membership is held by approximately 59% of our members.

By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through a Passport Membership, which provides the convenience of having fitness clubs near a member’s workplace and home. Approximately 41% of our members have the Passport Membership plan, and because these memberships offer broader privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming, basketball, children’s programs, tennis and squash, without offering them at each location.

Historically, we have sold month-to-month membership payment plans that are generally cancelable by our members at any time with 30 days notice. We implemented a “commit” membership model in October 2003 in an effort to improve our membership retention and to offer our members a wider range of membership types. The model encourages new members to commit to a one- or two-year membership, because these memberships are priced at a moderate discount to the month-to-month plan. During 2007, 98% of our newly enrolled members opted for a commit membership program. As of December 31, 2007, approximately 19% of our members originated under a month-to-month non-commit membership plan and 81% originated under a commit membership plan. We believe members prefer to have the choice to commit for a year or two or to have the flexibility of the month-to-month non-commit plan.

In joining a club, a new member signs a membership agreement that obligates the member to pay a one-time initiation fee, a one-time processing fee and monthly dues on an ongoing basis. Monthly electronic funds transfer, or EFT, of individual membership dues on a per-member basis averaged approximately $71.00 per month for the year ended December 31, 2007. Together, initiation fees and processing fees collected for new EFT members averaged approximately $72.00 for the year ended December 31, 2007. We collect approximately 95.0% of all monthly membership dues through EFT and EFT revenue constituted approximately 74.7% of consolidated revenue for the year ended December 31, 2007. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department. Our EFT program enables us to increase our existing member dues in an efficient and consistent manner, which we typically do annually by between 1% and 3% on average, in line with increases in the cost of living.

Non-Membership Revenue

Over the past five years, we have expanded the level of ancillary club services provided to our members. Non-membership club revenue has increased by $34.9 million from $51.1 million in 2003 to $86.0 million in 2007. Increases in personal training revenue in particular have contributed $24.9 million of the increase in ancillary revenue during this period. In addition, we have added Sports Clubs for Kids and Small Group Training (both additional fee for service programs) at selected clubs. Non-membership club revenue as a percentage of total revenue has increased from 15.0% for the year ended December 31, 2003 to 18.2% for the year ended December 31, 2007. Personal training revenue as a percentage of total revenue increased from 9.1% of revenue in 2003 to 11.9% of total revenue in 2007.

	For The Year Ended December 31, (in $000s)
	2003	%	2004	%	2005	%	2006	%	2007	%

Total revenue	$341,172	100.0%	$353,031	100.0%	$388,556	100.0%	$433,080	100.0%	$472,915	100.0%
Non-Membership Revenue:
Personal training revenue	31,170	9.1%	34,821	9.9%	42,277	10.9%	49,511	11.4%	56,106	11.9%
Other ancillary club revenue	17,269	5.1%	18,199	5.1%	20,139	5.2%	22,863	5.3%	24,247	5.1%
Fees and Other revenue	2,707	0.8%	4,856	1.4%	4,413	1.1%	4,942	1.2%	5,616	1.2%

Total non-membership revenue	$51,146	15.0%	$57,876	16.4%	$66,829	17.2%	$77,316	17.9%	$85,969	18.2%

Club Format and Locations

Our clubs are typically located in middle- or upper-income residential, commercial, urban and suburban neighborhoods within major metropolitan areas that are capable of supporting the development of a cluster of clubs. Our clubs generally have high visibility and are easily accessible. In the New York City, Boston, Washington, D.C. and Philadelphia markets, we have created clusters of clubs in urban areas and their commuter suburbs aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services.

Approximately 73% of the clubs we operate are fitness-only clubs and the remainder are multi-recreational. Our fitness-only clubs generally range in size from 10,000 to 35,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs vary in size from 15,000 square feet to 90,000 square feet, with one club being 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is college-educated, between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

We have experienced significant growth over the past five years primarily through developing and opening new club locations that we have constructed. In addition, we have acquired existing, privately owned single and multi-club businesses. From January 1, 2003 to December 31, 2007, we acquired seven existing clubs and opened 37 new clubs. In addition, during this period, we relocated or closed 11 clubs and sold one club to increase our total clubs under operation from 129 to 161. For the year ended December 31, 2007, we opened 14 new clubs, acquired one club, and closed three clubs, to increase our total clubs under operation from 149 to 161.

We engage in detailed site analyses and selection processes based upon information provided by our development software to identify potential target areas for additional clubs based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. Since December 31, 2007, we have opened two clubs. In addition, we currently have 13 lease commitments and 11 signed term sheets and have identified approximately 175 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate.

Our facilities include a mix of state-of-the-art cardiovascular equipment, including upright and recumbent bikes, steppers, treadmills and elliptical motion machines; strength equipment and free weights, including Cybex, Nautilus, TechnoGym, Strive, Precor, Star Trac and Hammer Strength equipment; group exercise and cycling studios; the Sportsclub Network entertainment system; locker rooms, including shower facilities, towel service and other amenities, such as saunas; babysitting; and a pro-shop. Each of our clubs is equipped with automated external defibrillators. Personal training services are offered at all locations for an additional charge. At certain locations, additional facilities are also offered, including swimming pools and racquet and basketball courts. Also, we have significantly expanded the availability of fee-based programming at many of our clubs, including programs targeted at children, members and non-member adult customers.

We also offer our Xpressline strength workout at all of our clubs. Xpressline is a trainer-supervised, eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels. This service is provided for free to our members. We also recently implemented ActiveTrax, which is an online personal training tool available to our members for an additional charge.

We have over 7,100 Sportsclub Network personal entertainment units installed in our clubs. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for television viewing. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

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

Our business is divided into regional operating lines with each reporting to a Vice President of Operations for that region. Reporting to these officers are regional functional departments as well as district managers. Reporting to these district managers are the individual club general managers. General managers are responsible for the day-to-day management of each club. At each level of responsibility, compensation is structured to align our goals for profitability with those of each region, district or club.

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

Personal Training.  All of our fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. We have implemented a comprehensive staff education curriculum, which progresses from basic knowledge and practical skills to advanced concepts and training techniques. Our education program provides professional standards to ensure that our personal trainers provide superior service and fitness expertise to our members. We believe the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members and a significant source of incremental revenue for us. There are four levels of professional competency for which different levels of compensation are paid, with mandatory requirements trainers must meet in order to achieve and maintain such status. We recently implemented a revenue split pay structure for personal trainers, providing a compensation package based on a percentage of revenue earned from their sessions. We have also recently begun offering introductory personal training sessions at discounted prices. We believe that members who participate in personal training programs typically have a longer membership life.

Group Fitness.  Our commitment to providing a quality workout experience to our members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes, among others. All program instructors report to a centralized management structure, headed by the Director of Group Exercise whose department is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings. We also provide small group training offerings to our members, which are for fee based programs that have smaller groups and provide more focused, and typically more advanced, training classes. Some examples of these offerings include Pilates, boxing camps and cycling camps.

Sports Clubs for Kids.  During 2000, we began offering programs for children under the Sports Clubs for Kids brand. As of December 31, 2007, Sports Clubs for Kids was being offered in 24 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. In addition to extending fitness offerings to a demographic group not previously served by us, we expect that Sports Clubs for Kids programming will help position our multi-recreational clubs as family clubs, which we believe will provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance and birthday parties. It also can include sports performance based programming such as our Ignite Program, which specializes in training young athletes ages eight to 17 years of age to improve their athletic skills and increase their speed, agility and strength and non-competitive “learn-to-play” sports programs.

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

Centralized Information Systems

We use an integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member, which enables us to develop targeted direct marketing programs and to modify our broadcast and print advertising to improve consumer response. This system also assists us in evaluating staffing needs and program offerings. In addition, we rely on certain data gathered through our information systems to assist in the identification of new markets for clubs and site selection within those markets.

Information System Developments

We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. After developing an information technology strategy to support our business strategy, we developed a comprehensive multi-year plan to replace or upgrade key systems and to improve upon them.

We currently utilize a club management system that incorporates functionality for member services, contract management, electronic billing, point of sale, scheduling resources and reservations. This club management system extends support for new business functionalities and new club models, and integrates with other applications. During 2005, we developed a related application utilizing business intelligence tools and data warehousing capabilities to enable enhanced managerial and analytical reporting of sales and operations. Currently we are developing a comprehensive enterprise management system that we expect to be fully deployed by late 2009. We expect this system to incorporate sufficient functionality to support all club sales and operations, customer relationship management, document management, work flow management, and additional executive information management capabilities. This system is intended to consolidate various internal legacy systems and internet systems to provide enhanced capabilities for managing the business, improving productivity, and expanding and enriching the member experience and increasing revenues.

In 2007, we implemented a human resources management system that provides enhanced capabilities for talent management, including recruiting, employee and manager self service, and evaluations and financial planning for staffing. The system was merged with the existing timekeeping system and integrated with payroll and relevant financial applications for complete automation of compensation processing and management for all employees.

In 2005, we re-launched our web site utilizing new architecture to allow for flexibility in product offerings, online corporate and group sales, promotion and contest presentations, member self service, surveying and enhanced member options. The internet capabilities were expanded to include more member focused features and sales of trial memberships. We have built an intranet to provide a portal for the various browser-based applications that we utilize internally. Our intranet features support for corporate communications, human resources programs and training.

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site online. The disaster recovery facility utilizes replication tools to provide fail over capabilities for supporting our club operations and company communications. During 2007, we deployed several advanced tools for enhanced management and monitoring of our infrastructure for compliance and improved security.

During 2007, we enhanced both internal and external reporting capabilities with the implementation of the Oracle suite of accounting programs throughout the organization. We replaced legacy general ledger and accounts payable and fixed asset accounting systems with Oracle systems that include a fully integrated suite of accounting applications as well as lease management and cash management capabilities. Migration of our current construction accounting system to the Oracle systems and expanded on-line procurement are also in progress.

Intellectual Property

We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, COMPANIESGETFIT.COM, SPORTS CLUBS FOR KIDS, “        BETTER.”, and TOWN SPORTS INTERNATIONAL. We continue to register other trademarks and service marks as they are created. We believe that our rights to these properties are adequately protected.

Competition

The fitness club industry is competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 13,097 in 1997 to 29,357 in January 2007. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry.

The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.

We consider our service offerings to be in the mid-range of the value/service proposition and designed to appeal to a large portion of the population who attend fitness facilities. Competitors offering lower pricing and a lower level of service could attract members away from us.

Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for consumers. We also face competition from club operators offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban fitness-only formats.

Competitive Position Measured by Number of Clubs

	Number of
Market	Clubs	Position

Boston metro	22	Leading operator
New York metro	111	Leading operator
Philadelphia metro	7	# 3 operator, although leader in urban center
Washington, D.C. metro	18	# 2 operator, although leader in urban center
Switzerland	3	Local operator only

We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, who may include companies that are larger and have greater resources than us, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates and/or newly constructed club locations. This increased competition could increase our costs associated with expansion through both acquisitions and for real estate availability for newly constructed club locations.

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

Under state “cooling-off” statutes, a new member has the right to cancel his or her membership for a short period after joining, set by the applicable law in the relevant jurisdiction and, in such event, is entitled to a refund of any initiation fee and dues paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions. In each instance, the canceling member is entitled to a refund of unused prepaid amounts only. Furthermore, where permitted by law, a fee is due upon cancellation and we may offset such amount against any refunds owed.

In recent years, certain of the states in which we operate have passed legislation to require sales tax to be collected on our membership dues. This has had the effect of increasing the monthly payments our members are required to remit.

Employees

At December 31, 2007, we had approximately 9,000 employees, of whom approximately 3,100 were employed full-time. Approximately 400 employees were corporate personnel working in our Manhattan, Boston, Philadelphia or Washington, D.C. offices. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

We make available through our web site at www.mysportsclubs.com in the “Investor Relations — SEC Filings” section, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

Item 1A.	Risk Factors

Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Related to Our Business

We may be unable to attract and retain members, which could have a negative effect on our business.

The performance of our clubs is dependent on our ability to attract and retain members and we may not be successful in these efforts. Many of our members can cancel their club membership at any time under certain circumstances. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including harm to our reputation, a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions. A general economic downturn may affect our consumers’ discretionary spending, which could adversely affect our business. As a result of these factors, membership levels might not be adequate to maintain or permit the expansion of our operations. In addition, a decline in membership levels may have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2007, we operated 111 fitness clubs in the New York metropolitan market, 22 fitness clubs in the Boston market, 18 fitness clubs in the Washington, D.C. market, seven fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as, economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition, cash flows or results of operations in the future.

The level of competition in the fitness club industry could negatively impact our revenue growth rates and profits.

The fitness club industry is competitive and continues to become more competitive. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. We might not be able to compete effectively in the future in the markets in which we operate. Competitors may include companies that are larger and have greater resources than us, and they may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or newly constructed club locations, thereby increasing costs associated with expansion through both acquisitions and lease negotiation and real estate availability for newly constructed club locations.

Competitors offering lower pricing and a lower level of service could compete effectively against our facilities if such operators are willing to accept operating margins that are lower than ours. Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for consumers. We also face competition from competitors offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban, fitness-only models.

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

We have opened a total of 24 new club locations that we have constructed in the 24-month period ended December 31, 2007. Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months (“mature club”). These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations.

We could be subject to claims related to health or safety risks at our clubs.

Use of our clubs poses some potential health or safety risks to members or guests through exertion and use of our services and facilities, including exercise equipment. Claims against us for injury suffered by, or death of members or guests while exercising at a club might be asserted. We might not be able to successfully defend such claims. As a result, we might not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims.

Depending upon the outcome, these matters may have a material effect on our consolidated financial position, results of operations or cash flows.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team, particularly Alexander A. Alimanestianu, our Chief Executive Officer. We believe the loss of Mr. Alimanestianu could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with any of our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

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

Under state “cooling-off” statutes, a new member has the right to cancel his or her membership for a short period after joining set by the applicable law in the relevant jurisdiction and, in such event, is entitled to a refund of any initiation fee and dues paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions. In each instance, the canceling member is entitled to a refund of unused prepaid amounts only. Furthermore, where permitted by law, a fee is due upon cancellation and we may offset such amount against any refunds owed.

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

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site online. The disaster recovery facility utilizes replication tools to provide fail over capabilities for supporting our club operations and company communications. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage either our primary or back-up systems. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose members and adversely affect our business and results of operations.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue increases and our operating margins.

We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We opened 15 clubs in 2007, and two clubs since December 31, 2007. In addition, we currently have 13 clubs for which we have signed lease commitments and an additional 11 for which we have signed term sheets. Each of these projected 24 openings is in an existing market. With respect to existing markets, it has been our experience that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets, and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

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

Our cash and cash equivalents are held, primarily, in a single commercial bank. These deposits are not collateralized. In the event the bank becomes insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the bank. Cash and cash equivalents held in a single commercial bank as of December 31, 2007 were $3.9 million.

Delays in new club openings could have a material adverse effect on our financial performance.

In order to meet our objectives, it is important that we open new clubs on schedule. A significant amount of time and capital expenditures is required to develop and construct new clubs. If we are significantly delayed in the opening of these clubs, our competitors may be able to open new clubs in the same market before we open ours. This change in the competitive landscape could negatively impact our pre-opening sales of memberships. In addition, delays in opening new clubs could hurt our ability to meet our growth objectives. Our ability to open new clubs on schedule depends on a number of factors, many of which are beyond our control. These factors include:

•	the delivery of our space by the landlord for tenant fit-out in the case of new or re-developed buildings;

•	obtaining entitlements, permits and licenses necessary to complete construction of the new club on schedule and to open for operations;

•	recruiting, training and retaining qualified management and other personnel;

•	securing access to labor and materials necessary to develop and construct our clubs;

•	delays due to material shortages, labor issues, weather conditions or other acts of God, discovery of contaminants, accidents, deaths or injunctions; and

•	general economic conditions.

Risks Related to Our Leverage

Our leverage may impair our financial condition and we may incur significant additional debt.

We currently have a substantial amount of debt. As of December 31, 2007, our total consolidated debt was $316.0 million. Our substantial debt could have important consequences, including:

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

Subject to specified limitations, the indenture governing our 11% Senior Discount Notes due in 2014 (“Senior Discount Notes”) will permit us and our subsidiaries to incur substantial additional debt. In addition, as of December 31, 2007, we had $54.5 million of unutilized borrowings under our senior secured revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on our outstanding Senior Discount Notes.

Our operations are conducted through our subsidiaries and our ability to make payments on our outstanding Senior Discount Notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us for payment on our outstanding Senior Discount Notes. In addition, the terms of the Credit Agreement dated as of February 27, 2007 (the “New Credit Agreement”) governing the $260.0 million senior secured credit facility (the “New Senior Credit Facility”), significantly restrict TSI, LLC and its subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the New Credit Agreement and other indebtedness (including under the Senior Discount Notes indenture) to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide TSI, LLC with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the New Credit Agreement when due.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.

The indenture governing our Senior Discount Notes, New Credit Agreement and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture governing our Senior Discount Notes, the New Credit Agreement and certain of our other agreements regarding our indebtedness restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

In addition, the New Credit Agreement requires the Company, on a consolidated basis, to maintain a specified financial ratio and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The New Credit Agreement requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.25:1.00 of consolidated indebtedness to consolidated EBITDA, as defined in the New Credit Agreement. As of December 31, 2007, we were in compliance with such ratio, which ratio was 2.98:1.00.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the indenture governing our senior discount notes, the New Credit Agreement. If an event of default under the New Credit Agreement occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If an event of default occurs under the indenture governing our Senior Discount Notes, the note holders could elect to declare due all amounts outstanding thereunder, together with accrued interest. If any such event should occur, we might not have sufficient assets to pay our indebtedness.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated $1.1 million of rental income for us for the year ended December 31, 2007. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). As of December 31, 2007, there were leases for seven locations due to expire in the next five years (ending December 31, 2012) without any renewal options. In each case, we will endeavor to extend the lease or relocate the club or its membership base if appropriate.

We lease approximately 47,000 square feet of office space in New York City, and have smaller regional offices in Fairfax, VA, and Boston, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Brooklyn, NY and Queens, NY for storage purposes and for the operation of a centralized laundry facility for certain of our clubs in the New York metropolitan area.

In June 2007, the Company’s corporate headquarters office in New York City moved to a new location within Manhattan occupying approximately 25,000 square feet. Corporate headquarters office in Manhattan that the Company previously occupied was approximately 18,000 square feet.

The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	50 West 34th Street	August 1992
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	131 East 31st Street	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	1657 Broadway	July 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999

Date Opened or Management
Location	Address	Assumed

Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	102 North End Avenue	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	Future Opening
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd.	December 2007
Queens, NY	175-61 Hillside Avenue	Future Opening
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001

Date Opened or Management
Location	Address	Assumed

Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	Lawrence Street	Future Opening
Smithtown, NY	Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	Future Opening
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Comack Avenue	Future Opening
Garnerville, NY	20 W. Ramapo Road	Future Opening
Stamford, CT	6 Landmark Square	December 1997
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Norwalk, CT	250 Westport Avenue	March 1999
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
Greenwich, CT	1 Fawcett Place	February 2004
West Hartford, CT	65 Memorial Road	November 2007
East Brunswick, NJ	8 Cornwall Court	January 1990
Princeton, NJ	301 North Harrison Street	May 1997
Freehold, NJ	200 Daniels Way	April 1998
Matawan, NJ	450 Route 34	April 1998
Old Bridge, NJ	Gaub Road and Route 516	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Fort Lee, NJ	1355 15th Street	June 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Parsippany, NJ	2651 Route 10	August 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Plainsboro, NJ	10 Schalks Crossing	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	221 Washington Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005

Date Opened or Management
Location	Address	Assumed

Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NY	1481 Route 23	Future Opening
East Brunswick, NJ	300 State Route 18	Future Opening
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Natick, MA	Sherwood Plaza, 124 Worcester Rd	September 1998
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	Future Opening
Woburn, MA	300 Presidential Way	Future Opening
Providence, RI	10 Dorrance Street	Future Opening
Providence, RI	131 Pittman Street	Future Opening
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E.	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W.	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W.	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W.	July 2000
Washington, D.C.	1345 F Street, N.W.	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W.	February 2002
Washington, D.C.	1990 K Street, N.W.	February 2004
Washington, D.C.	783 Seventh Street, N.W.	October 2004
Washington, D.C.	3222 M Street, N.W.	February 2005
Washington, D.C.	14th Street, N.W.	Future Opening

Date Opened or Management
Location	Address	Assumed

North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Alexandria, VA	3654 King Street	June 1999
Sterling, VA	21800 Town Center Plaza	October 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Cherry Hill, NJ	Route 70 and Kings Highway	April 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.	Legal Proceedings

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On or about June 12, 2001, TSI LLC and several other third parties were named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts were appealed and were argued on May 16, 2006. TSI LLC filed an appeal bond in the amount of $1.8 million in connection with those appeals. On December 6, 2007, the Appellate Division of New York State, First Department unanimously decided to (i) reduce the plaintiffs’ damages award by $1.3 million, thereby bringing the claim within the limits of the insurance coverage available to TSI LLC’s contractor and (ii) uphold TSI LLC’s claim for indemnification from TSI LLC’s contractor. While the contractor has the right to appeal to the New York Court of Appeals, such appeal can only be made with the permission from the Appellate Division, which we believe is unlikely. The contractor obligated to indemnify TSI, LLC has not yet moved for leave to go to the Court of Appeals or moved to reargue the Appellant Division’s decision. We understand that the insurance carrier for the contractor who is obligated to indemnify TSI, LLC for this loss is discussing with plaintiff the mechanics of making the payment of the damages award and therefore there will be no payment obligation from TSI, LLC.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. We believe, however, that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, a new market tier created by The NASDAQ Stock Market that became effective on July 1, 2006 under the symbol CLUB. Our common stock commenced trading on The NASDAQ National Market under the symbol CLUB on June 2, 2006, the first trading day of our common stock following our initial public offering (“IPO”). The following table sets forth, for each quarterly period since our initial public offering, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ National Market or The NASDAQ Global Market:

	High	Low

Year ended December 31, 2006:
Second Quarter (from June 2)	$13.50	$10.74
Third Quarter	$13.98	$11.00
Fourth Quarter	$18.55	$12.94
Year ended December 31, 2007:
First Quarter	$22.33	$16.74
Second Quarter	$23.78	$19.04
Third Quarter	$19.74	$14.97
Fourth Quarter	$16.13	$9.21

Holders

As of February 25, 2008, there were approximately 76 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any. No dividends were paid by the Company in the fiscal years ended December 31, 2006 and 2007.

The terms of the indenture governing our Senior Discount Notes and the New Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the terms of the New Senior Credit Facility (including under the indenture governing our Senior Discount Notes) to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt (see “Item 1A. Risk Factors”).

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended December 31, 2007.

Recent Sales of Unregistered Securities

We did not sell any securities during the quarter ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The information about securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indexes.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

	6/02/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007

Town Sports International Holdings	$100.00	$92.08	$99.02	$124.38	$164.53	$145.81	$114.79	$72.15
NASDAQ	$100.00	$99.71	$103.99	$111.84	$112.17	$120.21	$125.24	$122.19
Russell 2000	$100.00	$100.64	$101.09	$110.09	$112.23	$117.18	$113.56	$108.36

Notes:

(1)	The graph covers the period from June 2, 2006, the first trading day of our common stock following our IPO, to December 31, 2007.

(2)	The graph assumes that $100 was invested at the market close on June 2, 2006 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes, and that all dividends were reinvested. No cash dividends have been declared on our common stock in the period covered.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2006 and 2007 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2003 and 2004 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report.

	Year Ended December 31,
	2003	2004	2005	2006	2007

Statement of Operations Data:
Revenues	$341,172	$353,031	$388,556	$433,080	$472,915

Operating expenses:
Payroll and related	130,585	138,302	151,920	162,709	177,357
Club operating	111,069	116,847	130,219	146,243	156,660
General and administrative	21,995	24,719	26,582	30,248	35,092
Depreciation and amortization	34,927	36,869	39,582	40,850	45,964
Goodwill impairment(1)	—	2,002	—	—	—

Operating income	42,596	34,292	40,253	53,030	57,842
Loss on extinguishment of debt(2)	7,773	—	—	16,113	12,521
Interest expense, net of interest income	23,226	38,600	39,208	33,372	25,329
Equity in the earnings of investees and rental income	(1,369)	(1,493)	(1,744)	(1,817)	(1,799)

Net income (loss) before provision for corporate income taxes	12,966	(2,815)	2,789	5,362	21,791
Provision for corporate income taxes	5,537	1,090	1,020	715	8,145

Net income (loss)	7,429	(3,905)	1,769	4,647	13,646
Accreted dividends on preferred stock	(10,984)	(784)	—	—	—

Net income (loss) attributable to common stockholders	$(3,555)	$(4,689)	$1,769	$4,647	$13,646

Earnings per weighted average number of shares:
Basic	$(0.20)	$(0.26)	$0.10	$0.20	$0.52
Diluted	$(0.20)	$(0.26)	$0.10	$0.20	$0.51

	As of December 31,
	2003	2004	2005	2006	2007

Balance Sheet Data:
Cash and cash equivalents	$40,802	$57,506	$51,304	$6,810	$5,463
Working capital (deficit)	(9,087)	7,039	(2,262)	(58,366)	(73,480)
Total assets	362,199	390,956	433,771	423,527	488,763
Long-term debt, including current installments	261,877	396,461	411,162	281,129	316,022
Redeemable Series A preferred stock	39,890	—	—	—	—
Total stockholders’ equity (deficit)(3)	(34,294)	(117,017)	(115,683)	(17,829)	183

	Year Ended December 31,
	2003	2004	2005	2006	2007

Cash Flow Data:
Cash provided by (used in):
Operating activities	$58,870	$57,125	$63,256	$75,215	$82,952
Investing activities	(43,351)	(40,686)	(66,338)	(67,111)	(97,230)
Financing activities	19,732	265	(3,120)	(52,598)	12,931
Other Data:
Non-cash rental expense, net of non-cash rental income	1,650	525	1,461	1,768	508
Non-cash compensation expense incurred in connection with stock options	198	64	279	1,135	912
EBITDA(4)	78,819	72,654	81,579	95,697	105,605
EBITDA margin(5)	23.1%	20.6%	21.0%	22.1%	22.3%

	Year Ended December 31,
	2003	2004	2005	2006	2007

Club and Membership Data:
New clubs opened	3	5	5	10	14
Clubs acquired	—	3	2	1	1
Clubs closed, relocated or sold	(3)	—	(3)	(3)	(3)
Wholly owned clubs operated at end of period	127	135	139	147	159
Total clubs operated at end of period(6)	129	137	141	149	161
Members at end of period(7)	342,000	383,000	409,000	453,000	486,000
Comparable club revenue increase(8)	3.5%	2.5%	6.9%	7.9%	5.2%
Revenue per weighted average club(9)	$2,680	$2,680	$2,816	$3,021	$3,155
Average revenue per member(10)	987	960	968	982	1,000

(1)	Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. As a result of our annual review as of March 31, 2004, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 was recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of an opening of a competitor.

(2)	The $7,773 loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote off $3,700 of deferred financing costs related to extinguished debt, paid a $3,000 call premium and incurred $1,000 of additional interest on the 9 5/8% Senior Notes (the “Old Senior Notes”) representing interest incurred during the 30-day redemption notification period. The $16,113 loss on extinguishment of debt for the year ended December 31, 2006 consists of the following two transactions:

(a)	On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of the Old Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

(b)	On July 7, 2006, the Company paid $62,875 to redeem 35% of Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.

The $12,521 loss on extinguishment of debt recorded for the year ended December 31, 2007 resulted from the repayment of $169,999 remaining outstanding principal of the 9 5/8% Senior Notes (“Old Senior Notes”) with the proceeds from the New Senior Credit Facility obtained on February 27, 2007. We incurred $8,759 of tender premium and $215 of call premium together with $335 of fees and expenses related to the tender of the Old Senior Notes. Net deferred financing costs related to the senior secured revolving credit facility (the “Old Senior Credit Facility”) and the Old Senior Notes totaling approximately $3,212 were expensed in the first quarter of 2007.

(3)	In 2004, we paid a common stock distribution totaling $68,900, or $3.75 per share (adjusted for the 14 to one common stock split effected in 2006).

(4)	EBITDA consists of net income (loss) plus interest expense, net of interest income, provision for corporate income taxes and depreciation and amortization and loss on extinguishment of debt. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with generally accepted accounting principles or GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain compliance with debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table reconciles net income (loss), the most directly comparable GAAP measure, to EBITDA:

	Year Ended December 31,
	2003	2004	2005	2006	2007

Net income (loss)	$7,429	$(3,905)	$1,769	$4,647	$13,646
Interest expense, net of interest income	23,226	38,600	39,208	33,372	25,329
Provision for corporate income taxes	5,537	1,090	1,020	715	8,145
Loss on extinguishment of debt	7,773	—	—	16,113	12,521
Depreciation and amortization	34,927	36,869	39,582	40,850	45,964

EBITDA	$78,892	$72,654	$81,579	$95,697	$105,605

(5)	EBITDA margin is the ratio of EBITDA to total revenue. Additional details related to EBITDA margin are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(6)	Includes wholly-owned and partly owned clubs. In addition, During 2003 and 2004 we managed three and four university fitness clubs, respectively in which we did not have an equity interest. During 2005, 2006 and 2007, we managed five university fitness clubs in which we did not have an equity interest.

(7)	Represents members at wholly-owned and partly-owned clubs.

(8)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(9)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(10)	Average revenue per member is total revenue for the period divided by the average number of memberships for the period, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition & Results of Operations

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

Overview

We are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2007, we owned and operated 161 clubs that collectively served approximately 486,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2007, approximately 41% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 59% of our members participate in a gold membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.

We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 41 locations (more than twice as many as our nearest competitor) and operated a total of 111 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2007. We operated 22 clubs in the Boston region under our Boston Sports Clubs brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name and seven clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of December 31, 2007. In addition, we operated three clubs in Switzerland as of December 31, 2007. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We consider that we have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 81.8% of our total revenue for the year ended December 31, 2007. We recognize revenue from membership dues in the month when the services are rendered. Approximately 95.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership. Prior to January 1, 2006 the expected average life of a membership was 24 months. Effective January 1, 2006 this estimate has been revised to be 30 months based on more favorable membership attrition trends.

•	Ancillary club revenue: For the year ended December 31, 2007, we generated 11.9% of our revenue from personal training and 5.1% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.

In addition, we receive revenue (approximately 1.2% for the year ended December 31, 2007) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

Revenue (in $’000s) is comprised of the following:

	Year Ended December 31,
	2005		2006		2007

Membership dues	$309,811	79.7%	$346,201	79.9%	$374,631	79.2%
Initiation fees	11,916	3.1%	9,563	2.2%	12,315	2.6%

Membership revenue	321,727	82.8%	355,764	82.1%	386,946	81.8%

Personal training revenue	42,277	10.9%	49,511	11.4%	56,106	11.9%
Other ancillary club revenue	20,139	5.2%	22,863	5.3%	24,247	5.1%

Ancillary club revenue	62,416	16.1%	72,374	16.7%	80,353	17.0%
Fees and Other revenue	4,413	1.1%	4,942	1.2%	5,616	1.2%

Total revenue	$388,556	100.0%	$433,080	100.0%	$472,915	100.0%

Our revenues, operating income, net income and EBITDA for the year ended December 31, 2007 were $472.9 million, $57.8 million, $13.6 million and $105.6 million, respectively. Our revenues, operating income, net income and EBITDA for the year ended December 31, 2006 were $433.1 million, $53.0 million, $4.6 million and $95.7 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a discussion on our use of EBITDA.

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

During the last several years, we have increased revenues, operating income, cash flows provided by operating activities and EBITDA by expanding our club base in New York, Boston, Washington, D.C. and Philadelphia. As a result of expanding our club base and the relatively fixed nature of our operating costs, our operating income has increased from $42.6 million for the year ended December 31, 2003 to $57.8 million for the year ended December 31, 2007. Cash flows provided by operating activities increased from $58.9 million in 2003 to $83.0 million in 2007. EBITDA increased from $78.9 million in 2003 to $105.6 million in 2007. Net income was $7.4 million in 2003 and $13.6 million in 2007.

	Year Ended December 31,
	2003	2004	2005	2006	2007

Operating income	$42,596	$34,292	$40,253	$53,030	$57,842
Increase (decrease) over prior period	16.0%	(19.5)%	17.4%	31.7%	9.1%
Net income (loss)	$7,429	$(3,905)	$1,769	$4,647	$13,646
Increase (decrease) over prior period	(29.3)%	(152.6)%	145.3%	162.7%	193.7%
Cash flows provided by operating activities	$58,870	$57,125	$63,256	$75,215	82,952
Increase (decrease) over prior period	8.3%	(3.0)%	10.7%	18.9%	10.3%
EBITDA	$78,892	$72,654	$81,579	$95,697	$105,605
Increase (decrease) over prior period	15.4%	(7.8)%	12.3%	17.3%	10.4%

We have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our historical experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. As a result of our expansion, however, operating income margins may be negatively impacted in the near term, as further new clubs are added.

As of December 31, 2007, 159 of the existing fitness clubs were wholly owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were managed and partly owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates. In addition, we provide management services at five fitness clubs located in colleges and universities in which we have no equity interest.

Historical Club Growth

	Year Ended December 31,
	2003	2004	2005	2006	2007

Wholly owned clubs operated at beginning of period	127	127	135	139	147
New clubs opened(1)	3	5	5	10	14
Clubs acquired	—	3	2	1	1
Clubs closed, relocated or sold(2)	(3)	—	(3)	(3)	(3)

Wholly owned clubs operated at end of period	127	135	139	147	159
Partly owned clubs operated at end of period	2	2	2	2	2

Total clubs operated at end of period(3)	129	137	141	149	161

(1)	Includes five clubs opened in late December 2007.

(2)	In 2005, we temporarily closed a club for a renovation and expansion. This club reopened in February 2006.

(3)	Includes wholly-owned and partly-owned clubs. In addition, during 2003 and 2004 we managed three and four university fitness clubs, respectively, in which we did not have an equity interest. During 2005, 2006 and 2007, we managed five university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year.

	Comparable Club
	Revenue Growth
	Quarter	Full Year

2005
Q1	6.0%
Q2	7.0%
Q3	6.1%
Q4	8.5%	6.9%
2006
Q1	7.6%
Q2	8.2%
Q3	7.8%
Q4	7.9%	7.9%
2007
Q1	7.8%
Q2	5.7%
Q3	4.1%
Q4	3.2%	5.2%

Key determinants of comparable club revenue growth are new memberships, member retention rates, pricing and ancillary revenue growth.

Non-GAAP Financial Measures

We use the terms “EBITDA” and “EBITDA margin” throughout this annual report. EBITDA consists of net income (loss) plus interest expense, net of interest income, provision for corporate income taxes, depreciation and amortization and loss on extinguishment of debt. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. EBITDA margin is the ratio of EBITDA to total revenue.

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

We have provided reconciliations of EBITDA to net income (loss), the most directly comparable GAAP measure, in footnote 4 under “Selected Consolidated Financial and Other Data.”

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2005	2006	2007

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	39.1	37.6	37.5
Club operating	33.5	33.8	33.1
General and administrative	6.8	7.0	7.4
Depreciation and amortization	10.2	9.4	9.7

Operating income	10.4	12.2	12.3
Loss on extinguishment of debt	—	3.7	2.7
Interest expense	10.7	8.2	5.6
Interest income	(0.6)	(0.5)	(0.2)
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)

Income before provision for corporate income taxes	0.7	1.2	4.6
Provision for corporate income taxes	0.3	0.2	1.7

Net income	0.4	1.0	2.9

YEAR ENDED DECEMBER 31, 2007 COMPARED TO
YEAR ENDED DECEMBER 31, 2006

Revenues

Revenues.  Revenues increased $39.8 million, or 9.2%, to $472.9 million for the year ended December 31, 2007 from $433.1 million for the year ended December 31, 2006. This increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the year ended December 31, 2007, revenues increased $16.1 million, or 3.9%, at our clubs opened or acquired prior to December 31, 2005. For the year ended December 31, 2007, revenue increased $25.7 million at the 26 clubs opened or acquired subsequent to December 31, 2005. These increases in revenue were offset by a $2.3 million revenue decrease related to the six clubs that were closed and/or relocated subsequent to January 1, 2006.

Comparable club revenue increased 5.2% for the year ended December 31, 2007. Of this 5.2% increase, 2.7% was due to an increase in membership, 1.0% was due to an increase in price and 1.5% was due to an increase in ancillary club revenue and fees and other revenue.

Operating Expenses

Operating expenses increased $35.0 million, or 9.2%, to $415.1 million for the year ended December 31, 2007, from $380.1 million for the year ended December 31, 2006. The increase was due to the following factors:

Payroll and related.  Payroll and related expenses increased $14.7 million, or 9.0%, to $177.4 million for the year ended December 31, 2007, from $162.7 million for the year ended December 31, 2006. This increase was attributable to a 4.6% increase in the total months of club operation from 1,720 to 1,799 as well as the following:

•	Payroll costs directly related to our personal training, group fitness training, and programming for children increased $4.3 million or 11.9%, due to an increase in demand for these programs.

•	Payroll costs related to severance agreements decreased $1.0 million. For the year ended December 31, 2007, we incurred $639,000 of charges related to severance agreements with our former CEO and certain employees, while for the year ended December 31, 2006, we incurred $1.6 million of charges relating to severance agreements with our former Chairman and certain employees.

Club operating.  Club operating expenses increased $10.4 million, or 7.1%, to $156.7 million for the year ended December 31, 2007, from $146.3 million for the year ended December 31, 2006. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $5.8 million. Rent and occupancy costs at clubs that opened after January 1, 2006, or that are currently under construction, increased $5.5 million. The remaining $300,000 increase in rent and occupancy expenses relates to rent at our clubs that were open prior to January 1, 2006.

•	As part of a customer service initiative, we had outsourced towel laundry service in 96 clubs as of December 31, 2007 as compared to 51 clubs as of December 31, 2006. As our clubs have become more intensely clustered in our markets, and member cross usage becomes more prevalent, we have found it increasingly necessary to offer towel laundry services at more of our clubs. Accordingly, we have experienced a $2.3 million increase in laundry expenses for the year ended December 31, 2007 when compared to the year ended December 31, 2006.

General and administrative.  General and administrative expenses increased $4.8 million, or 16.0%, to $35.1 million for the year ended December 31, 2007 from $30.3 million during the same period in the prior year.

•	Corporate rent increased $864,000, primarily due to the relocation of our corporate headquarters in the beginning of June 2007. The costs for the remainder of the lease obligation of the vacated location were recorded in the three months ended June 30, 2007.

•	Liability and related insurance expense increased $1.5 million related to an increase in premiums associated with the Company’s growth as well as an increase in general liability reserves. General liability reserves are based on the actuarial analysis of claims incurred.

•	Professional fees in connection with Sarbanes-Oxley and other first-time public company expenses increased approximately $1.6 million.

•	The remaining increase of general and administrative expense was due to increased costs to support the growth in our business in 2007.

Offsetting these increases was a decrease of $1.2 million related to the examination of strategic financing alternatives. For the year ended December 31, 2006, we incurred $1.7 million of such costs, while similar costs for the year ended December 31, 2007 were $545,000.

Depreciation and amortization.  Depreciation and amortization increased $5.1 million, or 12.5%, to $46.0 million for the year ended December 31, 2007 from $40.9 million for the year ended December 31, 2006, principally due to new and expanded clubs.

Loss on Extinguishment of Debt

For the year ended December 31, 2007, loss on extinguishment of debt was $12.5 million compared to $16.1 million for the year ended December 31, 2006. The proceeds from the New Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of the Old Senior Notes. We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the Old Senior Notes. Net deferred financing costs related to the Old Senior Credit Facility and the Old Senior Notes totaling approximately $3.2 million were expensed in the first quarter of 2007.

During the second quarter of 2006, we paid $93.0 million to redeem $85.0 million of the outstanding principal of the Old Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment of debt. During the third quarter of 2006, we paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.

Interest Expense

Interest expense decreased $9.1 million to $26.4 million for the year ended December 31, 2007 from $35.5 million for the year ended December 31, 2006. This decrease is a result of the repayment of our debt in connection with the IPO completed on June 7, 2006 and the refinancing of our debt at a lower interest rate in February 2007. On June 8, 2006, we redeemed $85.0 million of the Old Senior Notes and on July 7, 2006 we redeemed $56.6 million of the Senior Discount Notes.

Interest Income

Interest income decreased $1.0 million to $1.1 million for the year ended December 31, 2007 from $2.1 million for the year ended December 31, 2006 due to a decrease in the average cash balance for the year ended December 31, 2007 when compared to the year ended December 31, 2006.

Provision for Corporate Income Taxes

We have recorded an income tax provision of $8.1 million for the year ended December 31, 2007 compared to $715,000 for the year ended December 31, 2006. For the year ended December 31, 2007 we recognized a $251,000 tax benefit principally related to Federal employment credits and relief for federal surcharges on our communication expenses previously incurred. Also in 2007, we recognized state tax benefits of $538,000 principally related to adjustments to our estimated 2006 tax positions, including adjustments that were made to our Net Operating Loss Carryforwards. For the year ended December 31, 2006, an income tax charge totaling $751,000 was recorded to reflect the reduction in state tax assets that we believed were not more likely than not to be realized in association with the interest related to the pay-down of debt, resulting from our use of the proceeds from the IPO, which was closed on June 7, 2006.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO
YEAR ENDED DECEMBER 31, 2005

Revenues

Revenues increased $44.5 million, or 11.5%, to $433.1 million for the year ended December 31, 2006 from $388.6 million for the year ended December 31, 2005. Revenues increased for the year ended December 31, 2006 by $25.9 million, or 7.0%, at our clubs opened or acquired prior to December 31, 2004. For the year ended December 31, 2006, revenue increased $25.5 million at the 18 clubs opened or acquired subsequent to December 31,

2004. These increases in revenue were offset by a $6.9 million revenue decrease related to the six clubs that were closed and relocated subsequent to January 1, 2005.

Comparable club revenue increased 7.9% for the year ended December 31, 2006 when compared to the year ended December 31, 2005. This increase in comparable club revenue is due to a 4.9% increase in membership, a 1.9% increase in price and a 1.7% increase in ancillary revenue, offset by a 0.6% decrease in initiation fee revenue recognized. Effective January 1, 2006 the estimated average-life of our memberships increased from 24 months to 30 months. This increase in membership life is due to a favorable trend in membership attrition rates, and it has the effect of decreasing initiation fees revenue recognized because a longer amortization period is being applied.

Operating Expenses

Operating expenses increased $31.8 million, or 9.1%, to $380.1 million for the year ended December 31, 2006, from $348.3 million for the year ended December 31, 2005. The increase was due to the following factors:

Payroll and related.  Payroll and related expenses increased by $10.8 million, or 7.1%, to $162.7 million for the year ended December 31, 2006, from $151.9 million for the year ended December 31, 2005. This increase was attributable to a 3.9% increase in the total months of club operation from 1,655 to 1,720, as well as the following:

•	Payroll costs directly related to our personal training, small group training, and Sports Club for Kids programs increased $4.4 million or 13.7%, due to an increase in demand for these programs.

•	Share-based compensation costs related to outstanding stock options increased $0.8 million to $1.1 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. These 2006 charges principally relate to common stock options that were issued to departing executives.

•	During the first quarter of 2006 our former Chairman and certain executives entered into severance packages totaling an estimated $1.6 million. The total cost of these severance packages were recorded for the year ended December 31, 2006 while no such costs were incurred in the same period of the prior year.

•	Offsetting these aforementioned increases for the year ended December 31, 2006 was a $3.5 million decrease in sales salary and commissions and deferred sales related payroll costs. The increase in the estimated average-life of our memberships from 24 months to 30 months resulted in a reduction in amortization of deferred sales related payroll costs for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Club Operating.  Club operating expenses increased by $16.0 million, or 12.3%, to $146.2 million for the year ended December 31, 2006, from $130.2 million for the year ended December 31, 2005. This increase was attributable to a 3.9% increase in the total months of club operation from 1,655 to 1,720, as well as the following:

•	Rent and occupancy expenses increased $8.6 million. Rent and occupancy costs at clubs that have opened since January 1, 2005, or that are currently under construction, increased $6.6 million. Also, for the year ended December 31, 2006 we closed a club, and merged the membership base at this club into one of our newly opened nearby clubs. This resulted in a $225,000 lease termination expense. The remaining $1.8 million increase in rent and occupancy expenses relates to our clubs that were open prior to January 1, 2006.

•	Utility costs increased $3.8 million. We saw a $1.9 million increase at our clubs that we opened or acquired in 2005 and 2006. The balance of the increase is due to an increase in utility rates throughout the remainder of our club base.

General and administrative.  General and administrative expenses increased $3.6 million, or 13.8%, to $30.2 million for the year ended December 31, 2006 from $26.6 million for the year ended December 31, 2005.

•	Legal and professional fees increased $1.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. These fees included $0.5 million related to a corporate tax restructuring.

•	Costs related to the examination of strategic and financing alternatives increased $0.8 million to $1.7 million for the year ended December 31, 2006, from $0.9 million for the year ended December 31, 2005. This examination has been completed.

•	Liability and related insurance increased $1.8 million for the year ended December 31, 2006 when compared to the year ended December 31, 2005. The increase is related to an increase in premiums associated with the Company’s growth as well as an increase in general liability reserves. General liability reserves are based on an actuarial analysis of claims incurred.

Depreciation and amortization.  Depreciation and amortization increased by $1.3 million, or 3.2%, to $40.9 million for the year ended December 31, 2006, from $39.6 million for the year ended December 31, 2005 principally due to new and expanded clubs.

Loss on Extinguishment of Debt

Loss on extinguishment was $16.1 million for the year ended December 31, 2006. During the second quarter of 2006, the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the Old Senior notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $0.2 million were incurred in connection with this early extinguishment of debt. During the third quarter of 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.

Interest Expense

Interest expense decreased $6.1 million to $35.5 million for the year ended December 31, 2006 from $41.6 million for the year ended December 31, 2005. This decrease results from the June 8, 2006 redemption of $85.0 million of Old Senior Notes and the July 7, 2006 redemption of $56.6 million of the 35% of Senior Discount Notes.

Interest Income

Interest income decreased $0.2 million to $2.1 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005 due to lower cash balances for the year ended December 31, 2006.

Provision for Corporate Income Taxes

The Company recorded an income tax provision of $0.7 million for the year ended December 31, 2006 compared to $1.0 million last year. A nonrecurring tax benefit of $2.0 million was recorded in the fourth quarter of 2006 as a result of a restructuring which will allow the Company to recognize certain state deferred tax assets which were previously reserved through a valuation allowance. This restructuring also required the Company to re-measure certain state deferred tax assets. Additionally the Company incurred $0.8 million of nonrecurring income tax charges, in the first and second quarters, to reflect the reduction in tax benefits associated with its use of the proceeds from the IPO, which closed on June 7, 2006.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2007 was $83.0 million compared to $75.2 million for the year ended December 31, 2006, for an increase of 10.3%. Net cash flows from operations have increased due to the increase in operating income excluding the effects of accreted interest expense, depreciation and amortization. For the year ended December 31, 2006, the Company paid interest of $13.0 million on payment-in-kind notes related to the Senior Discount Notes. Total cash paid for interest decreased $18.2 million from $35.3 million to $17.1 million. Net changes in operating assets and liabilities, including smaller increases in accounts receivable and prepaid and other current assets further contributed to the overall increase in cash. The decrease in corporate income taxes payable offset the increase in cash flows from operations. Cash paid for income taxes increased $16.0 million to $20.7 million for the year ended December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2006 was $75.2 million compared to $63.3 million during the year ended December 31, 2005, for an increase of 18.9%. This increase was a result of higher operating income in 2006, excluding the effects of accreted interest expense, depreciation and amortization. Net changes in operating assets and liabilities, including the increase in deferred revenue, and a decrease in prepaid income taxes, further contributed to the overall increase. As stated above, for the year ended December 31, 2006, cash flows from operations were decreased by $13.0 million related to payment of interest on payment-in-kind notes.

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

Investing Activities.  Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. Net cash used in investing activities was $97.2 million and $67.1 million for the years ended December 31, 2007 and 2006, respectively. The increase in capital expenditures is due to the increase in the number of clubs under construction in 2007 compared to 2006. For the year ending December 31, 2008, we estimate we will invest a total of $95.0 million in capital expenditures. This amount includes $19.0 million to continue to upgrade existing clubs, $9.0 million to enhance our management information systems and $6.0 million for the construction of a new regional laundry facility in our NYSC market. The remainder of our 2008 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $75.0 million revolving credit facility (the “Revolving Loan Facility”).

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

Financing Activities.  Net cash provided by financing activities was $12.9 million for the year ended December 31, 2007 compared to cash used in financing activities of $52.6 million for the year ended December 31, 2006 for an increase in financing cash of $65.5 million.

In June 2006, we filed a registration statement with the SEC in connection with our IPO. Our sale of 7,650,000 shares of Common Stock resulted in net proceeds of $91.8 million. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of our outstanding Senior Discount Notes, and the remainder of the proceeds together with cash on hand was used to consummate a tender offer for $85.0 million of the Old Senior Notes. These transactions, including premium and fees in connection with the extinguishment of debt of $13.3 million, totaled approximately $50.2 million.

This increase can also be attributed to the refinancing of our debt on February 27, 2007. The net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the outstanding principal of the Old Senior Notes. In addition, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million increase in cash related to financing activities for the year ended December 31, 2007. In addition, for the year ended December 31, 2007, there was a $2.1 million increase in cash received upon the exercise of stock options when compared to the year ended December 31, 2006 and a $9.0 million increase for borrowings on the Revolving Loan Facility in December 2007.

February 4, 2004 Offering of Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the Senior Discount Notes that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No cash interest is required to be paid prior to February 2009. The accreted value of each discount note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually. Subsequent to February 1, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The discount notes are structurally subordinated and effectively rank junior to all indebtedness of TSI LLC (formerly TSI, Inc.). The debt of TSI Holdings is not guaranteed by TSI, LLC and TSI Holdings relies on the cash flows of TSI, LLC, subject to restrictions contained in the indenture governing the senior notes, to service its debt.

On July 7, 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment. On February 1, 2009, the accreted value will equal $138.5 million, the principal value at maturity.

Old Senior Credit Facility

On April 16, 2003 the Company completed a refinancing of its debt. This refinancing included an offering of $255.0 million of the Old Senior Notes that would have matured April 15, 2011, and the entering into of the Old Senior Credit Facility that would have expired on April 15, 2008. The transaction fees of approximately $9.6 million have been accounted for as deferred financing costs. The Old Senior Notes accrued interest at 9 5/8% per annum and interest was payable semiannually on April 15 and October 15. Effective July 7, 2006, the Old Senior Credit Facility was amended to increase permitted borrowings from $50.0 million to $75.0 million. Also, in July, the Company paid commitment fees totaling $125,000 related to this amendment. Loans under the Old Senior Credit Facility would have at TSI’s option, bore interest at either the administrative agent’s base rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined in the related credit agreement. TSI was required to pay a commitment fee of 0.75% per annum on the daily unutilized amount.

On May 18, 2006 the Senior Credit Facility was amended to consent to: (1) the use by TSI Holdings of the net cash proceeds received by TSI Holdings from an IPO to redeem the Senior Discount Notes in an aggregate amount not to exceed 35% of the original principal amount at maturity of such notes, and with the balance of such net cash proceeds not so used to be contributed as a common equity contribution to TSI; (2) the use by TSI of the cash proceeds received pursuant to clause (1) above and cash on hand to tender for a portion of the Old Senior Notes and (3) the amendments of, and the waivers with respect to, certain provisions of the Indenture governing the Old Senior Notes.

On June 8, 2006 the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the Old Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment.

New Senior Credit Facility

On February 27, 2007, TSI, LLC entered into the $260.0 million New Senior Credit Facility. The New Senior Credit Facility consists of a $185.0 million term loan facility (the “Term Loan Facility”), the $75.0 million Revolving Loan Facility, and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the previously existing revolving credit facility of $75.0 million that was to mature on April 16, 2008.

A portion of the proceeds were used to purchase $165.5 million aggregate principal amount of the Old Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4.5 million, together with a call premium of $0.2 million, on April 15, 2007, the redemption date. Accrued interest on the Old Senior Notes totaling $6.0 million was also paid at closing. The Company incurred $8.8 million of tender premium and approximately $0.3 million fees and expenses related to the tender of the Old Senior Notes.

Deferred financing costs related to the Old Senior Notes totaling approximately $3.2 million were expensed in the first quarter of 2007.

As of December 31, 2007, TSI LLC had $183.6 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 6.9% as of December 31, 2007. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter beginning June 30, 2007. Total principal payments of $1.4 million have been paid as of December 31, 2007.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the related credit agreement. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the related credit agreement. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were $9.0 million in borrowings outstanding under the Revolving Loan Facility at December 31, 2007, at an interest rate of 8.5%, and outstanding letters of credit issued totaled $11.5 million. The unutilized portion of the Revolving Loan Facility as of December 31, 2007 was $54.5 million.

As of December 31, 2007, we were in compliance with our debt covenants in the related credit agreement and given our operating plans and expected performance for 2008, we expect we will continue to be in compliance during 2008. These covenants may limit TSI LLC’s ability to incur additional debt. As of December 31, 2007, permitted borrowing capacity of $75.0 million was not restricted by the covenants.

In addition, our operations are conducted through our subsidiaries and our ability to make payments on our outstanding Senior Discount Notes is dependent on the earnings and distribution of funds from our subsidiaries; however, our subsidiaries are not obligated to make funds available to us for payment on the outstanding Senior Discount Notes. The terms of the indenture governing our Senior Discount Notes and the New Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the terms of the New Senior Credit Facility (including under the indenture governing our Senior Discount Notes) to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt (see “Item 1A. Risk Factors”).

As of December 31, 2007 we had $123.3 million of 11% Senior Discount Notes outstanding.

As of December 31, 2007, we had $5.5 million of cash and cash equivalents.

Consolidated Debt

As of December 31, 2007, our total consolidated debt was $316.0 million. This substantial amount of debt could have significant consequences, including:

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

Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. As of December 31, 2007, one such note remained outstanding. This note, which bears interest at 7%, is non-collateralized and is due in 2009.

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

The Company’s secured leverage ratio as of December 31, 2007 was 1.86:1.00 and within Level 3 range.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2007 were as follows:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(1)	$407,309	$10,898	$32,941	$34,159	$329,311
Operating lease obligations(2)	936,689	74,905	161,544	152,496	547,744

Total contractual cash obligations	$1,343,998	$85,803	$194,485	$186,655	$877,055

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.

As of December 31, 2007, we were operating at a working capital deficit of $73.5 million, of which $41.8 million is related to deferred revenue and does not need to be financed for the foreseeable future. In addition, we have lease commitments of $74.9 million in 2008 and expect to invest $95.0 million in capital expenditures. We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2008. These expenditures will be funded by cash flow provided by operations, which amounted to $83.0 million for 2007, available cash on hand of $5.5 million as of December 31, 2007, and, to the extent needed, available borrowings from the $75.0 million Revolving Loan Facility. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2008. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The Company does not hold any cash equivalents or investments that the Company believes will be impacted by the recent developments in the credit market.

Recent Changes in or Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Accounting Financial Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the expected impact of SFAS 157 on its Consolidated Financial Statements, however, does not believe it will have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008 for the Company. The Company has evaluated the impact of SFAS 159 on its Consolidated Financial Statements and concluded that it will not have a material impact.

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

Our most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, self-insurance reserves, valuation of, and expense incurred in connection with, stock options, legal contingencies and the estimated membership life.

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

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures, flooring and computer equipment, and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

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

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units. We perform our annual impairment test in the first quarter of each year. The impairment test is performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation. In 2005, 2006 and 2007, no goodwill impairment charges were recorded.

Effective January 1, 2006, we adopted SFAS No. 123R, which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rate and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

In accordance with SFAS No. 5, Accounting for Contingencies, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. Our assessment is developed in consultation with our outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.

We limit our exposure to casualty losses on insurance claims by maintaining liability coverage subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, our insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

As of December 31, 2007, our net deferred tax assets totaled $44.3 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. We believe that as our club base continues to expand, we will improve our profitability in years going forward and realize our deferred tax assets. For 2006 and 2007, we generated pre-tax profit of $5.4 million and $21.8 million, respectively and Federal taxable income of $19.5 million and $44.1 million, respectively. Given our profitability in past years and expected future profitability, the weight of available evidence indicates we will, more likely than not, be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of or the entire net deferred tax assets, the write-down of this asset could have a significant impact on our financial statements.

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

Our debt consists of both fixed and variable debt facilities. As of December 31, 2007, a total of $183.6 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. For the year ended December 31, 2007, this debt was outstanding for 307 days. If short-term interest rates had increased by 100 basis points for the year ended December 31, 2007, our interest expense would have increased by approximately $1.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements appear elsewhere herein and are listed in the index appearing under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2007, we maintained effective internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Accordingly, even an effective internal control over financial reporting may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report included under Item 15.

Changes in Internal Control Over Financial Reporting:  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND RELATED INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2007 (the “Proxy Statement”).

The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:

Alexander A. Alimanestianu	Chief Executive Officer and President, Town Sports International Holdings, Inc.
Keith E. Alessi	Interim President and Chief Executive Officer, Westmoreland Coal Company
Paul N. Arnold	Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.
Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP
J. Rice Edmonds	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP
Jason M. Fish	Former President, CapitalSource Inc.
Thomas J. Galligan, III	Chairman of the Board, President and Chief Executive Officer, Papa Gino’s Holdings Corp.
Robert J. Giardina	Former Chief Executive Officer, Town Sports International Holdings, Inc.
Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC

Executive Officers:

Alexander Alimanestianu	Chief Executive Officer and President
Daniel Gallagher*	Senior Vice President — Finance
David M. Kastin	Senior Vice President — General Counsel and Corporate Secretary
Jennifer H. Prue	Chief Information Officer
Richard Pyle*	Chief Financial Officer
James Rizzo	Senior Vice President — Human Resources
Christopher Ruta	Senior Vice President — Sales and Operations

*	Effective April 1, 2008, Mr. Gallagher will become our Chief Financial Officer, succeeding Mr. Pyle, who is resigning effective March 31, 2008.

Item 11.	Executive Compensation

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2007:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,497,030	$11.01	444,465
Equity compensation plans not approved by security holders	—	—	—

Total	1,497,030	$11.01	444,465

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits And Financial Statements

(a) Financial Statements

(1) Financial statements filed as part of this report:

(2) Financial Statements Schedules:

To the extent applicable, required information has been included in the financial statements.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-39 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

Town Sports International Holdings, Inc.

By:	/s/ Alexander Alimanestianu
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Alexander Alimanestianu Alex Alimanestianu	Chief Executive Officer (principal executive officer), President and Director	February 28, 2008

By:	/s/ Richard Pyle Richard Pyle	Chief Financial Officer (principal financial and accounting officer)	February 28, 2008

By:	/s/ Keith Alessi Keith Alessi	Director	February 28, 2008

By:	/s/ Paul Arnold Paul Arnold	Director and Chairman of the Board	February 28, 2008

By:	/s/ Bruce Bruckmann Bruce Bruckmann	Director	February 28, 2008

By:	/s/ Rice Edmonds Rice Edmonds	Director	February 28, 2008

By:	/s/ Jason Fish Jason Fish	Director	February 28, 2008

By:	/s/ Thomas J. Galligan III Thomas J. Galligan III	Director	February 28, 2008

By:	/s/ Robert Giardina Robert Giardina	Director	February 28, 2008

By:	/s/ Kevin McCall Kevin McCall	Director	February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity(deficit) and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for share-based compensation.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

New York, New York
February 28, 2008

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2007

	2006	2007
	(All figures in $000’s except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,810	$5,463
Accounts receivable (less allowance for doubtful accounts of $2,026 and $2,797 in 2006 and 2007, respectively)	8,028	8,815
Inventory	435	230
Prepaid expenses and other current assets	14,757	11,334

Total current assets	30,030	25,842
Fixed assets, net	281,606	337,152
Goodwill	50,112	50,165
Intangible assets, net	922	477
Deferred tax assets, net	32,437	44,345
Deferred membership costs	15,703	17,974
Other assets	12,717	12,808

Total assets	$423,527	$488,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$181	$10,898
Accounts payable	9,972	10,891
Accrued expenses	33,220	34,186
Accrued interest	3,466	738
Corporate income taxes payable	2,577	811
Deferred revenue	38,980	41,798

Total current liabilities	88,396	99,322
Long-term debt	280,948	305,124
Deferred lease liabilities	54,929	61,221
Deferred revenue	5,807	7,300
Other liabilities	11,276	15,613

Total liabilities	441,356	488,580
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Class A voting common stock, $.001 par value; issued and outstanding 25,975,948 and 26,254,773 shares at December 31, 2006 and 2007, respectively	26	26
Paid-in capital	(21,068)	(16,977)
Accumulated other comprehensive income (currency translation adjustment)	539	814
Retained earnings	2,674	16,320

Total stockholders’ equity (deficit)	(17,829)	183

Total liabilities and stockholders’ equity (deficit)	$423,527	$488,763

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(All figures in $000’s except
	share and per share data)

Revenues:
Club operations	$384,143	$428,138	$467,299
Fees and other	4,413	4,942	5,616

	388,556	433,080	472,915

Operating Expenses:
Payroll and related	151,920	162,709	177,357
Club operating	130,219	146,243	156,660
General and administrative	26,582	30,248	35,092
Depreciation and amortization	39,582	40,850	45,964

	348,303	380,050	415,073

Operating Income	40,253	53,030	57,842
Loss on extinguishment of debt	—	16,113	12,521
Interest expense	41,550	35,496	26,400
Interest income	(2,342)	(2,124)	(1,071)
Equity in the earnings of investees and rental income	(1,744)	(1,817)	(1,799)

Income before provision for corporate income taxes	2,789	5,362	21,791
Provision for corporate income taxes	1,020	715	8,145

Net income	$1,769	$4,647	$13,646

Earnings per share:
Basic	$0.10	$0.20	$0.52
Diluted	$0.10	$0.20	$0.51
Weighted average number of shares used in calculating earnings per share:
Basic	18,334,624	22,749,470	26,153,543
Diluted	18,374,622	23,154,812	26,611,226

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2005, 2006 and 2007

	Common Stock				Accumulated
	Class A		Additional		Other	Accumulated	Total
	($.001 par)		Paid in	Unearned	Comprehensive	Retained	Stockholder
	Shares	Amount	Capital	Compensation	Income	Equity (deficit)	Equity (deficit)
	(All figures in $000’s except share and per share data)

Balance at January 1, 2005	18,372,046	$18	$(113,917)	$(292)	$916	$(3,742)	$(117,017)
Repurchase of common stock	(44,324)	—	(184)		—	—	(184)
Amortization of unearned compensation	—	—	(3)	282	—	—	279
Deferred compensation charges related to outstanding stock options	—	—	499	(499)	—	—	—
Other comprehensive income:
Net income	—	—	—	—	—	1,769	1,769
Foreign currency translation adjustment	—	—	—	—	(530)		(530)

Total comprehensive income							1,239

Balance at December 31, 2005	18,327,722	18	(113,605)	(509)	386	(1,973)	(115,683)
Repurchase of common stock	(60,160)	—	(433)	—	—	—	(433)
Common stock issued upon initial public offering	7,650,000	8	91,742	—	—	—	91,750
Stock option exercises	58,386	—	439	—	—	—	439
Elimination of unearned compensation under SFAS 123R	—	—	(509)	509	—	—	—
Compensation related to stock options	—	—	1,135	—	—	—	1,135
Tax benefit from stock option exercises	—	—	163	—	—	—	163
Other comprehensive income:
Net income	—	—		—	—	4,647	4,647
Foreign currency translation adjustment	—	—	—	—	153	—	153

Total comprehensive income	—	—	—	—	—	—	4,800

Balance at December 31, 2006	25,975,948	26	(21,068)	—	539	2,674	(17,829)
Stock option exercises	278,825	—	2,096	—	—	—	2,096
Compensation related to stock options	—	—	913	—	—	—	913
Tax benefit from stock option exercises	—	—	1,082	—	—	—	1,082
Other comprehensive income:
Net income	—	—	—	—	—	13,646	13,646
Foreign currency translation adjustment	—	—	—	—	275	—	275

Total comprehensive income	—	—	—	—		—	13,921

Balance at December 31, 2007	26,254,773	$26	$(16,977)	$—	$814	$16,320	$183

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(All figures in $000’s)

Cash flows from operating activities:
Net income	$1,769	$4,647	$13,646
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,582	40,850	45,964
Non cash interest expense on Senior Discount Notes	15,505	14,417	12,460
Loss on extinguishment of debt	—	16,113	12,521
Payment of interest on Payment-in-Kind Notes	—	(12,961)	—
Amortization of debt issuance costs	1,644	1,438	815
Noncash rental expense, net of noncash rental income	1,461	1,768	508
Compensation expense incurred in connection with stock options	279	1,135	913
Net change in certain working capital components	4,221	11,169	1,765
Increase in deferred tax asset	(11,623)	(8,059)	(11,908)
Decrease (increase) in deferred membership costs	495	(4,181)	(2,271)
Landlord contributions to tenant improvements	8,590	6,413	5,439
Increase in insurance reserves	1,837	2,564	2,795
Other	(504)	(98)	305

Total adjustments	61,487	70,568	69,306

Net cash provided by operating activities	63,256	75,215	82,952

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(62,393)	(66,253)	(93,280)
Insurance proceeds received	—	—	500
Acquisition of businesses, net of cash acquired	(3,945)	(858)	(4,450)

Net cash used in investing activities	(66,338)	(67,111)	(97,230)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	—	185,000
Costs related to issuance of New Credit Facility	—	—	(2,724)
Proceeds from Initial Public Offering, net of underwriting and other costs	—	91,750	—
Repayment of Senior Notes	—	(128,684)	(169,999)
Proceeds from borrowings on Revolving Loan Facility	—	—	9,000
Premium paid on extinguishment of debt and related costs	—	(13,273)	(9,309)
Repayment of long term borrowings	(1,144)	(2,805)	(1,568)
Change in book overdraft	(1,792)	245	(647)
Repurchase of common stock	(184)	(433)	—
Tax benefit from stock option exercises	—	163	1,082
Proceeds from stock option exercises	—	439	2,096

Net cash provided by (used in) financing activities	(3,120)	(52,598)	12,931

Net decrease in cash and cash equivalents	(6,202)	(44,494)	(1,347)
Cash and cash equivalents beginning of period	57,506	51,304	6,810

Cash and cash equivalents end of period	$51,304	$6,810	$5,463

Summary of the change in certain working capital components, net of effects of acquired businesses
Increase in accounts receivable	$(2,334)	$(3,168)	$(910)
Decrease (increase) in inventory	230	(13)	205
Decrease (increase) in prepaid expenses and other current assets	(3,774)	(4,085)	2,326
(Decrease) increase in accounts payable, accrued expenses and accrued interest	4,920	2,662	(2,435)
Change in prepaid corporate income taxes and corporate income taxes payable	1,127	7,095	(1,726)
Increase in deferred revenue	4,052	8,678	4,305

Net change in certain working capital components	$4,221	$11,169	$1,765

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2006 and 2007
(In $000s, except share data)

1.	Basis of Presentation

The Company operated 161 fitness clubs (“clubs”) as of December 31, 2007, comprised of 111 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 22 clubs in the Boston market under the “Boston Sports Clubs” brand name; 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland as of December 31, 2007. The Company operates in a single segment.

Effective June 30, 2006, Town Sports International, Inc., a wholly owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI LLC”). TSI Holdings is the sole member of TSI LLC.

The Company completed its Initial Public Offering (“IPO”) on June 7, 2006. In connection with the IPO, the Board of Directors approved a 14 for one common stock split. The Company’s position is that it was required by the relevant agreements to adjust the options to purchase common stock for the stock split. All share and per share data have been adjusted to reflect this stock split. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,750. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes, due 2014, and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of 9 5/8% Senior Notes, due 2011.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Town Sports International Holdings, Inc. and all wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,750 and $3,625 as of December 31, 2006 and 2007, respectively, pursuant to various state consumer protection laws.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2005, 2006 and 2007 totaled $10,337, $10,971 and $10,302, respectively, and are included in club operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2006 and 2007, $263 and $269, respectively, of cash related to this wholly owned subsidiary was included in cash and cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable principally consists of amounts due from the Company’s membership base. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance, and general economic conditions that may effect our members’ ability to pay.

Accounts receivables (before allowance for doubtful accounts) consist of the following at December 31, 2006 and 2007:

	2006	2007

Membership receivables	$7,243	$8,179
Landlord receivables	1,110	1,472
Other	1,701	1,961

	$10,054	$11,612

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the changes in the allowance for doubtful accounts for the years December 31, 2005, 2006 and 2007:

	Balance Beginning		Write-offs Net of	Balance at
	of the Year	Additions	Recoveries	End of Year

December 31, 2007	$2,026	$8,168	$(7,397)	$2,797
December 31, 2006	$1,984	$5,129	$(5,087)	$2,026
December 31, 2005	$2,647	$6,165	$(6,828)	$1,984

Inventory

Inventory consists of supplies, headsets for the club entertainment system and clothing for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

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

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $1,644, $1,438 and $815, for December 31, 2005, 2006 and 2007, respectively.

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

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims. The provisions are estimated based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $7,900 as of December 31, 2007.

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

The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, insurance reserves, legal contingencies and the estimated membership life.

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

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2005	2006	2007

Cash paid
Interest (net of amounts capitalized)(a)	$25,251	$35,252	$17,073
Income taxes	10,718	4,699	20,732
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	10,479	12,737	15,781
See Notes 7, 10 and 11 for additional non-cash investing and financing activities

(a)	The December 31, 2006 amount includes a $12,961 cash payment of interest on payment-in-kind notes, related to the Senior Discount Notes, as later defined.

Foreign Currency

At December 31, 2007, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ equity (deficit). The difference between the Company’s net income and comprehensive income is the effect of foreign exchange translation adjustments, which was $(530), $153 and $275 for 2005, 2006 and 2007, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ equity (deficit).

Investments in Affiliated Companies

The Company has investments in two partly-owned clubs, Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the CHSCA and the Company’s pro rata share of the CHSCA’s net assets and operating results were not material for all periods presented. The financial statements of KSMA have been included with the Company’s Annual Report on Form 10-K. The KSMA balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the years ending December 31, 2005, 2006 and 2007 are as follows:

	Year Ended December 31,
	2005	2006	2007

Revenue	$3,526	$3,554	$3,622
Income from operations	1,452	1,625	1,472
Net income	1,373	1,513	1,362

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments. Cash and cash equivalents held in a single commercial bank as of December 31, 2007 were $3,917.

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive stock options using the treasury stock method.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2005	2006	2007

Weighted average number of common share outstanding — basic	18,334,624	22,749,470	26,153,543
Effect of diluted stock options	39,998	405,342	457,683

Weighted average number of common shares outstanding — diluted	18,374,622	23,154,812	26,611,226

Earnings per share:
Basic	$0.10	$0.20	$0.52
Diluted	$0.10	$0.20	$0.51

At December 31, 2005, 2006 and 2007, we did not include stock options to purchase 1,054,872, 195,166 and 433,540 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Also, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on the net income attributed to common stockholders and earnings per share had the Company applied the fair value recognition provisions of SFAS 123:

For The Year Ended
December 31, 2005

Net income, as reported	$1,769
Add: Stock-based compensation included in reported net earnings, net of related tax effects	177
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(128)

Pro forma net earnings	$1,818

Basic earnings per share:
As reported	$0.10
Pro forma	$0.10
Diluted earnings per share:
As reported	$0.10
Pro forma	$0.10

The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Class A Common	Rate	Life	Volatility	Yield	of Grant

1999 Grants	5.7%	5 years	60%	—	$30.10
2000 Grants	6.6%	5 years	69%	—	$47.11
2001 Grants	4.6%	5 years	72%	—	$111.89
2003 Grants	3.8%	6 years	55%	—	$14.50
2005 Grants	4.1%	6 years	49%	—	$8.00
2006 Grants	4.8%	6 years	50%	—	$12.14
2007 Grants	4.5%	6 years	33%	—	$17.63

The weighted average expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission, which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility percentages were derived from the volatility of publicly traded companies considered to have businesses similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the expected impact of SFAS 157 on its Consolidated Financial Statements, however, does not believe it will have a material impact.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective January 1, 2008 for the Company. The Company has evaluated the impact of SFAS 159 on its Consolidated Financial Statements, and concluded that it will not have a material impact.

4.	Fixed Assets

Fixed assets as of December 31, 2006 and 2007 are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	December 31,
	2006	2007

Leasehold improvements	$337,296	$413,557
Club equipment	66,881	80,924
Furniture, fixtures and computer equipment	51,407	60,347
Computer software	13,264	16,110
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	28,319	18,938

	503,148	595,857
Less: Accumulated depreciation and amortization	(221,542)	(258,705)

	$281,606	$337,152

Depreciation and leasehold amortization expense for the years ended December 31, 2005, 2006 and 2007, was $38,950, $40,220 and $45,519, respectively.

5.	Goodwill and Intangible Assets

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

In each of the quarters ended March 31, 2005, 2006 and 2007, the Company performed its annual impairment test. The 2005, 2006 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from January 1, 2006 through December 31, 2007 is as follows:

Balance as of January 1, 2006	$49,974
Goodwill related to an acquisition	91
Changes due to foreign currency exchange rate fluctuations	47

Balance as of December 31, 2006	50,112
Changes due to foreign currency exchange rate fluctuations	53

Balance as of December 31, 2007	$50,165

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2006
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Membership lists	$12,146	$(11,389)	$757
Covenants-not-to-compete	1,151	(1,004)	147
Beneficial lease	223	(205)	18

	$13,520	$(12,598)	$922

	As of December 31, 2007
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Membership lists	$11,678	$(11,300)	$378
Covenants-not-to-compete	1,151	(1,059)	92
Beneficial lease	223	(216)	7

	$13,052	$(12,575)	$477

The amortization expense of the above acquired intangible assets for each of the three years ending December 31, 2009 is as follows:

Aggregate Amortization Expense for the Years Ending December 31,

2008	$386
2009	91

$477

Amortization expense of intangible assets for the years ended December 31, 2005, 2006 and 2007 was $632, $630 and $445, respectively.

6.	Accrued Expenses

Accrued expenses as of December 31, 2006 and 2007 consist of the following:

	December 31,
	2006	2007

Accrued payroll	$7,716	$8,145
Accrued construction in progress and equipment	10,563	9,759
Accrued occupancy costs	6,448	7,479
Accrued insurance claims	3,649	2,557
Accrued other	4,844	6,246

	$33,220	$34,186

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2007

Term Loan	$—	$183,613
Revolving credit borrowings	—	9,000
Senior Notes 9 5/8%	169,999	—
Senior Discount Notes 11%	110,850	123,310
Notes payable for acquired businesses	280	99

	281,129	316,022
Less: Current portion due within one year	181	10,898

Long-term portion	$280,948	$305,124

The aggregate long-term debt obligations maturing during the next five years and thereafter is as follows:

Amount Due

Year Ending December 31,
2008	$10,898
2009	1,901
2010	1,850
2011	1,850
2012	1,850
Thereafter	297,673

$316,022

Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. As of December 31, 2007, one such note remained outstanding. This note, which bears interest at 7%, is non-collateralized and is due in 2009.

February 4, 2004 Offering of Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the 11% senior discount notes due in 2014 (the “Senior Discount Notes”). TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,378. No cash interest is required to be paid prior to February 2009. The accreted value of each Senior Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually. Subsequent to February 1, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Senior Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, LLC (formerly TSI, Inc.). The debt of TSI Holdings is not guaranteed by TSI, Inc. and TSI Holdings relies on the cash flows of TSI, Inc., subject to restrictions contained in the indenture governing the Senior Discount Notes, to service its debt.

On July 7, 2006, the Company paid $62,875 to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment. On February 1, 2009, the accreted value will equal $138,450, the principal value at maturity.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old Senior Credit Facility

On April 16, 2003, the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of the the 9 5/8% Senior Notes (the “Old Senior Notes”) that would have matured April 15, 2011, and the entering into of a senior secured revolving credit facility (the “Old Senior Credit Facility”) that would have expired on April 15, 2008. The transaction fees of approximately $9,600 have been accounted for as deferred financing costs. The Old Senior Notes accrued interest at 9 5/8% per annum and interest was payable semiannually on April 15 and October 15. Effective July 7, 2006, the Old Senior Credit Facility was amended to increase permitted borrowings from $50,000 to $75,000. Also, in July, the Company paid commitment fees totaling $125 related to this amendment. Loans under the Old Senior Credit Facility would have at TSI’s option, born interest at either the administrative agent’s base rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined in the related credit agreement. TSI was required to pay a commitment fee of 0.75% per annum on the daily unutilized amount.

On May 18, 2006, the Old Senior Credit Facility was amended to consent to: (1) the use by TSI Holdings of the net cash proceeds received by TSI Holdings from an IPO to redeem the Senior Discount Notes in an aggregate amount not to exceed 35% of the original principal amount at maturity of such notes, and with the balance of such net cash proceeds not so used to be contributed as a common equity contribution to TSI; (2) the use by TSI of the cash proceeds received pursuant to clause (1) above and cash on hand to tender for a portion of the Old Senior Notes and (3) the amendments of, and the waivers with respect to, certain provisions of the Indenture governing the Old Senior Notes.

On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of the Old Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

New Senior Credit Facility

On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (the “New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”), and the $75,000 revolving credit facility (the “Revolving Loan Facility”) and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI and agreement upon certain terms and conditions thereof between the participating lenders and TSI. The New Senior Credit Facility replaced the Old Senior Credit Facility. Fees and expenses associated with this transaction were approximately $335.

A portion of the proceeds were used to purchase $165,540 aggregate principal amount of the Old Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4,459, together with call premium of $215, on April 15, 2007, the redemption date. Accrued interest on the Old Senior Notes totaling $6,013 was also paid at closing. The Company incurred $8,759 of tender premium and approximately $300,000 fees and expenses related to the tender of the Old Senior Notes.

Net deferred financing costs related to the Old Credit Facility and the Old Senior Notes totaling approximately $3,209 were expensed in the first quarter of 2007.

Borrowings under the Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter beginning on June 30, 2007. As of December 31, 2007, the Company has paid $1,388 of outstanding principal.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of December 31, 2007, the Company’s leverage ratio was 2.98:1.00. As of December 31, 2007, there were $9,000 of borrowings outstanding, at an interest rate of 8.5%, and outstanding letters of credit issued totaled $11,544. The unutilized portion of the Revolving Loan Facility as of December 31, 2007 was $54,456.

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

The Company’s secured leverage ratio as of December 31, 2007 was 1.86:1.00 and within Level 3 range.

Fair Market Value

The carrying value of long-term debt, other than the Old Senior Notes, the Senior Discount Notes and the Term Loan Facility, approximates fair market value as of December 31, 2007 and 2006. Based on quoted market prices, the Discount Notes have a fair value of approximately $86,840 and $130,835 at December 31, 2006 and December 31, 2007 respectively. The Old Senior Notes had a fair value of approximately $105,470 at December 31, 2006. The Term Loan Facility had a fair value of approximately $168,924 at December 31, 2007.

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Year Ended December 31,
	2005	2006	2007

Interest costs expensed	$41,550	$35,496	$26,400
Interest costs capitalized	899	867	1,224

Total interest expense and amounts capitalized	$42,449	$36,363	$27,624

8.	Related Party Transactions

The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. As of December 31, 2007, BRS owned 26.9% of the Company’s outstanding common stock. Fees for such services, which are included in general and administrative expenses, are $250 per annum, and are payable while BRS owns 3.66% or more of the outstanding common stock of the Company. No amounts were due BRS at December 31, 2006 and 2007.

9.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amount to $1,379 as of December 31, 2007.

The leases expire at various times through July 31, 2029, and certain leases may be extended at the Company’s option.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2008	$74,905
2009	81,380
2010	80,164
2011	78,487
2012	74,009
Aggregate thereafter	547,744

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2005, 2006 and 2007 was $71,034, $79,677 and $87,738, respectively. Such amounts include additional rent of $13,399, $15,119 and $16,786, respectively.

The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through December 31, 2020. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2008	$3,286
2009	3,034
2010	2,988
2011	2,827
2012	2,410
Aggregate thereafter	7,294

Rental income, including non-cash rental income, for the years ended December 31, 2005, 2006 and 2007 was $3,035, $2,990 and $3,325, respectively. Such amounts include additional rental charges above the base rent of $35, $90 and $102, respectively. We own the building at one of our club locations which houses a rental tenant that generated $1,059, $1,041 and $1,060 of rental income for the years ended December 31, 2005, 2006 and 2007, respectively.

10.	Stockholders’ Equity (Deficit)

a.	Capitalization

Prior to the IPO, the Company’s certificate of incorporation provided for the issuance of up to 42,500,000 shares of capital stock, consisting of 35,000,000 shares of Class A Voting Common Stock (“Class A”), par value $0.001 per share; and 7,000,000 shares of Class B Non-voting Common Stock (“Class B”), par value of $0.001 per share. This also included 200,000 shares of Series B Preferred Stock (“Series B”) par value $1.00 per share; the redeemable 100,000 shares Senior stock, par value $1.00 per share; and 200,000 shares of Series A stock, par value $1.00 per share. The Class A common share amounts have been affected for the 14 for one stock split described below.

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

Common Stock Options

Grants vest in full at various dates between December 2007 and 2015. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each of these grants is ten or eleven years.

In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the 2001 Grants. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation is amortized as compensation expense over the vesting period. For the year ended December 31, 2005, amortization of unearned compensation totaled $279. Effective January 1, 2006, the Company adopted SFAS 123R for the calculation of stock-based compensation expense (See Note 2 — Stock-Based Compensation) and eliminated the unearned compensation.

As of December 31, 2005, 2006 and 2007, a total of 325,752, 624,080 and 503,870 Common stock options were exercisable, respectively. All 2005 share amounts have been multiplied by 14 to account for the 14 for one common stock split on June 2, 2006 for comparative purposes.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2006 and 2007 include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 and 2007, respectively, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 (See Note 2 — Stock-based Compensation for further information).

At December 31, 2007, the Company had 678,340 and 818,690 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Option Plan, respectively. The total compensation expense, classified within payroll and related on the consolidated statements of income, related to these plans was $279, $1,135 and $913 for the years ended December 31, 2005, 2006 and 2007, respectively. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises in operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees upon the exercise of Options Rights, Stock Appreciation Rights, Restricted Stock, in payment of Performance Shares or other stock-based awards. Under the 2006 Stock Option Plan, stock options may be granted at a price based on the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and no stock option will be exercisable more than ten years after the date of grant. As of December 31, 2007, there were 444,465 shares available to be issued under the 2006 Stock Option Plan.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the years ended December 31, 2005, 2006 and 2007:

		Weighted
		Average
	Class A	Exercise
	Common	Price

Balance at January 1, 2005(i)	964,404	$6.03
Granted	280,000	6.54	(ii)
Exercised (iii)	(3,360)	5.36
Forfeited	(3,920)	1.38

Balance at December 31, 2005	1,237,124	6.16
Granted	545,860	11.56
Exercised	(58,386)	7.50
Cancelled	(68,600)	6.00
Forfeited	(221,038)	5.42

Balance at December 31, 2006	1,434,960	8.28
Granted	464,500	17.63
Exercised	(275,085)	7.50
Cancelled	(5,925)	11.22
Forfeited	(121,420)	12.04

Balance at December 31, 2007	1,497,030	11.01

(i)	In connection with the restructuring of the Company’s capitalization, a total of 703,332 vested common stock options with a weighted average exercise price of $9.10 were amended to decrease the exercise price by $3.75, equivalent to the distribution that common stock holders received in March 2004.

(ii)	Option price was greater than market price on grant date.

(iii)	The shares related to the exercise of these options were immediately repurchased and retired by the company.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option information as of December 31, 2007:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Common
1999 grants	4,480	12 months	$3.79	4,480	$3.79
2000 grants	12,800	24 months	5.36	12,800	5.36
2003 grants	77,560	60 months	10.29	77,560	10.29
2004 amended and repriced 1999 grants	14,840	12 months	0.04	14,840	0.04
2004 amended and repriced 2000 grants	39,200	24 months	1.61	—	—
2004 amended and repriced 2001 grants	44,800	53 months	3.39	—	—
2004 amended and repriced 2003 grants	308,540	60 months	6.54	232,660	6.54
2005 grants	159,320	84 months	6.54	70,280	6.54
2006 grants	422,490	99 months	11.91	91,250	12.05
2007 grants	413,000	115 months	17.66	—	—

Total Grants	1,497,030		11.01	503,870	7.87

On August 7, 2007, the Company issued 444,500 stock options under the 2006 Stock Option Plan to certain employees of the Company. Of the stock options total fair value of $3,152, $204 was expensed for the year ended December 31, 2007. These stock options were issued at an exercise price of $17.46, the fair market value on the grant date. The value of each option was $7.09 calculated using the Black-Scholes option pricing model with an expected volatility of 32.47%, dividend yield of 0.0%, a risk free interest rate of 4.53% and an expected term of 6.0 years.

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of December 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price	(in years)	($’000s)

Outstanding at December 31, 2007	1,497,030	$11.01	7.2	$2,264
Vested at December 31, 2007	503,870	7.87	5.7	1,137
Exercisable at December 31, 2007	503,870	7.87	5.7	1,137

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $3,210, for the year ended December 31, 2007.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, a total of $3,811 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.6 years.

11.	Asset Acquisitions

For the years ended December 31, 2006 and 2007, the Company completed the acquisition of assets of certain existing fitness clubs. None of the individual acquisitions were material to the financial position, results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended
	December 31,
	2006	2007

Number of clubs acquired	1	1

Purchase prices payable in cash at closing	$858	$4,450

Total purchase prices	$858	$4,450

	Years Ended
	December 31,
	2006	2007

Allocation of purchase prices
Goodwill	$91	$—
Fixed assets	109	4,626
Membership lists	810	—
Other net liabilities acquired	—	(176)
Other net assets acquired	20	—
Deferred revenue	(172)	—

Total allocation of purchase prices	$858	$4,450

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2005, 2006 and 2007 are summarized below:

	Years Ended December 31,
	2005	2006	2007

Membership dues	$309,811	$346,201	$374,631
Initiation fees	11,916	9,563	12,315
Personal training revenue	42,277	49,511	56,106
Other club ancillary revenue	20,139	22,863	24,247

Total club revenue	384,143	428,138	467,299
Fees and Other revenue	4,413	4,942	5,616

Total revenue	$388,556	$433,080	$472,915

13.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2005, 2006 and 2007 consisted of the following:

	Year Ended December 31, 2005
			State and
	Federal	Foreign	Local	Total

Current	$9,761	$318	$2,584	$12,663
Deferred	(8,557)	—	(3,086)	(11,643)

	$1,204	$318	$(502)	$1,020

	Year Ended December 31, 2006
			State and
	Federal	Foreign	Local	Total

Current	$7,181	$184	$1,409	$8,774
Deferred	(5,141)	—	(2,918)	(8,059)

	$2,040	$184	$(1,509)	$715

	Year Ended December 31, 2007
			State and
	Federal	Foreign	Local	Total

Current	$15,887	$182	$3,983	$20,052
Deferred	(9,377)	—	(2,530)	(11,907)

	$6,510	$182	$1,453	$8,145

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets consist of the following items:

	December 31,
	2006	2007

Deferred tax assets
Deferred lease liabilities	$12,795	$14,030
Deferred revenue	8,537	11,477
Deferred compensation expense incurred in connection with stock options	642	806
State net operating loss carry-forwards	1,820	1,579
Interest accretion	12,172	17,814
Accruals, reserves and other	3,262	4,781

	39,228	50,487

Deferred tax liabilities
Fixed assets and intangible assets	(273)	1,531
Deferred costs	(6,518)	(7,673)

	(6,791)	(6,142)

Net deferred tax assets	32,437	44,345

As of December 31, 2007, the Company has pre-apportioned state net operating loss (“NOL”) carry-forwards of approximately $28,268 and post-apportioned state NOL carry-forwards of $20,434. Such amounts expire between December 31, 2010 and December 31, 2026. During the fourth quarter of 2006, the Company completed a corporate restructuring, which allowed the Company to recognize certain state deferred tax assets that were previously reserved through a valuation allowance. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2007 will be realized.

The Company’s foreign pre-tax earnings related to the Swiss entity were $857, $1,037 and $797 for the years ended December 31, 2005, 2006 and 2007, respectively and the related current tax provision were $318, $184 and $182, respectively.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2005, 2006 and 2007:

	Years Ended December 31,
	2005	2006	2007

Federal statutory tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	17	12	6
Change in state effective income tax rate	(11)	(5)	—
State tax benefit related to self insurance	(22)	(13)	(4)
Foreign rate differential	(3)	(1)	(1)
Valuation allowance	13	(32)	—
Discrete state income tax charge related to IPO proceeds	—	14	—
Swiss repatriation cost	4	—	—
Other permanent differences	4	3	1

	37%	13%	37%

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

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides for a special one-time elective dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In 2005, the Company elected to do a one-time dividend totaling $1,700. This dividend resulted in additional taxes of $119.

The Company has not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our non-U.S. subsidiary subsequent to the Act as calculated for income tax purposes, because in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (“APB 23”) we intend to reinvest these earnings outside the U.S. indefinitely.

In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company adopted FIN 48 effective January 1, 2007 and did not have a change to the liability for unrecognized tax benefits as a result of the adoption. At January 1, 2007, the Company had $1,155 of unrecognized tax benefits. As of January 1, 2007 and December 31, 2007, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. As of December 31, 2007, interest on unrecognized tax benefits was $39. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. This policy was upon adoption of FIN 48. The Company has no accruals for interest or penalties as of January 1, 2007.

The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The state of New York completed its examination of the years 2003, 2004 and 2005, resulting in total additional tax payments of $6. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2003 and prior.

14.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or potential loss to the Company in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On or about June 12, 2001,TSI LLC and several other third parties were named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8,900 in their favor. Both of those verdicts were appealed and were argued on May 16, 2006. TSI LLC filed an appeal bond in the amount of $1,800 in connection with those appeals. On December 6, 2007, the Appellate Division of New York

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State, First Department unanimously decided to (i) reduce the plaintiffs’ damages award by $1,300, thereby bringing the claim within the limits of the insurance coverage available to TSI LLC’s contractor and (ii) uphold TSI LLC’s claim for indemnification from TSI LLC’s contractor. While the contractor has the right to appeal to the New York Court of Appeals, such appeal can only be made with the permission from the Appellate Division, which the Company believes is unlikely. The contractor obligated to indemnify TSI, LLC has not yet moved for leave to go to the Court of Appeals or moved to reargue the Appellant Division’s decision. The Company understands that the insurance carrier for the contractor who is obligated to indemnify TSI, LLC for this loss is discussing with plaintiff the mechanics of making the payment of the damages award.

In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company believes, however, that the ultimate resolution of these current matters will not have a material adverse effect on the Company’s financial statements taken as a whole.

15.	Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $180 and $176 were made in March 2006 and March 2007, respectively, for the Plan years ended December 31, 2005 and 2006, respectively. The Company expects to make an employer matching contribution of approximately $175 in March 2008 for the Plan year ended December 31, 2007.

16.	Quarterly Financial Data (Unaudited)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b)	(c)	(d)	(e)

Net revenue	$104,027	$109,469	$109,418	$110,167
Operating income	10,413	13,591	15,224	13,802
Net income (loss)	(135)	(2,652)	785	6,649
Earnings (loss) per share (a)
Basic	$(0.01)	$(0.13)	$0.03	$0.26
Diluted	$(0.01)	$(0.13)	$0.03	$0.25

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(f)			(g)

Net revenue	$115,377	$119,778	$118,886	$118,874
Operating income	12,413	16,424	13,877	15,128
Net income (loss)	(3,801)	6,366	5,075	6,006
Earnings (loss) per share (a)
Basic	$(0.15)	$0.24	$0.19	$0.23
Diluted	$(0.15)	$0.24	$0.19	$0.23

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)	Net loss and loss per share for the first quarter of 2006 include $657 and $0.04, respectively for the effect of a non-recurring tax expense.

(c)	Net loss and loss per share for the second quarter of 2006 include $5,114 and $0.25, respectively, for the effect of loss on early extinguishment of debt, net of tax and $94 and $0.00, respectively for the effect of a non-recurring tax expense.

(d)	Net income and earnings per share for the third quarter of 2006 include $4,393 and $0.17 for the effect of loss on early extinguishment of debt, net of tax.

(e)	Net income and earnings per share for the fourth quarter of 2006 include ($1,972) and ($0.07), respectively for the effect of a non-recurring tax benefit.

(f)	Net income and earnings per share for the first quarter of 2007 include $7,387 and $0.28 for the effect of loss on early extinguishment of debt, net of tax.

(g)	Net income and earnings per share for the fourth quarter of 2007 include $538 and $0.02 for the effect of favorable tax adjustments.

17.	Subsequent Event

On January 14, 2008 the Company announced the resignation of Randall Stephen, Chief Operating Officer of the Company. We are currently conducting a search for a new Chief Operating Officer.

On January 22, 2008 the Company announced the resignation of Richard Pyle, Chief Financial Officer of the Company. Mr. Pyle’s resignation will be effective March 31, 2008. He will work with the Company in an advisory capacity for one year effective September 1, 2008. Daniel Gallagher, Senior Vice President – Finance of the Company will succeed Mr. Pyle as the Chief Financial Officer of the Company effective April 1, 2008.

KALORAMA SPORTS

MANAGEMENT ASSOCIATES

AND SUBSIDIARY

DECEMBER 31, 2007, 2006 AND 2005

INDEPENDENT AUDITORS’ REPORT

Partners
Kalorama Sports Management Associates
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Kalorama Sports Management Associates (A Limited Partnership) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income and expenses, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kalorama Sports Management Associates and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squire, Lemkin & O’Brien LLP

Rockville, Maryland
February 12, 2008

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$10	$41
Accounts receivable	27	80
Inventory	2	1
Prepaid expenses and other	64	44

Total current assets	$103	$166

Property and equipment	$243	$184

Other assets:
Prepaid rent	$11	$11
Deferred member costs	78	83
Deferred tax benefit	106	110
Deposits and other deferred charges	54	57

Total other assets	$249	$261

Total assets	$595	$611

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$260	$271
Deferred revenue	256	233

Total current liabilities	$516	$504

Other liabilities:
Deferred revenue	$42	$29
Deferred lease benefit	511	414

Total other liabilities	$553	$443

Total liabilities	$1,069	$947
Commitments and contingencies
Partners’ capital (deficiency)	(474)	(336)

Total liabilities and partners’ capital	$595	$611

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
(in thousands of dollars)

	For The Years Ended December 31,
	2007	2006	2005

Income:
Membership and facility fees	$3,599	$3,543	$3,508
Pro shop sales	9	7	8
Advertising and other income	14	4	10

Total Income	$3,622	$3,554	$3,526

Expenses:
Personnel and related costs	$835	$703	$779
Occupancy	787	752	683
Other operating expenses	381	299	367
Depreciation and amortization	75	64	156
Advertising	67	106	84
Cost of sales — pro shop	5	5	6

Total Expenses	$2,150	$1,929	$2,075

Net Income Before Income Taxes	$1,472	$1,625	$1,451
State income taxes	(110)	(112)	(78)

Net Income	$1,362	$1,513	$1,373

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands of dollars)

				General
				Partners
				and
		Class I	Class II	Class III
		Limited	Limited	Limited
	Totals	Partners	Partners	Partners

Balance, December 31, 2004	$163	$(18)	$332	$(151)
NET INCOME	1,373	160	243	970
DISTRIBUTIONS	(1,750)	(198)	(300)	(1,252)

Balance, December 31, 2005	$(214)	$(56)	$275	$(433)
NET INCOME	1,513	174	264	1,075
DISTRIBUTIONS	(1,635)	(186)	(283)	(1,166)

Balance, December 31, 2006	$(336)	$(68)	$256	$(524)
NET INCOME	1,362	159	242	961
DISTRIBUTIONS	(1,500)	(173)	(262)	(1,065)

Balance, December 31, 2007	$(474)	$(82)	$236	$(628)

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For The Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Cash received from members and guests	$3,681	$3,605	$3,572
Cash paid to suppliers and employees	(1,973)	(1,672)	(1,686)
Interest received	—	—	1
Income taxes paid	(105)	(159)	(76)

Net cash provided by operating activities	$1,603	$1,774	$1,811

Cash flows from investing activities:
Purchases of property and equipment	$(134)	$(94)	$(58)
Proceeds from sale of property and equipment	—	2	—

Net cash used in investing activities	$(134)	$(92)	$(58)

Cash flows from financing activities:
Distributions to partners	$(1,500)	$(1,635)	$(1,750)
Change in bank overdraft	—	(6)	(3)

Net cash used in financing activities	$(1,500)	$(1,641)	$(1,753)

Net (decrease) increase in cash	$(31)	$41	$—
Cash, beginning of year	41	—	—

Cash, end of year	$10	$41	$—

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,362	$1,513	$1,373
Adjustments:
Depreciation and amortization	75	64	156
Loss on disposal of assets	—	2	—
Decrease in subsidiary rent accrual	—	(50)	—
Changes in assets and liabilities:
Accounts receivable	53	62	21
Inventory, prepaid expenses and other	(21)	(13)	5
Deposits and other deferred charges	3	—	(9)
Deferred member costs	5	(10)	26
Deferred tax benefit	4	(5)	(41)
Accounts payable and accrued expenses	(11)	72	(10)
Deferred liabilities	133	139	290

Net cash provided by operating activities	$1,603	$1,774	$1,811

The accompanying notes are an integral part of these financial statements.

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND, 2005
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

The Partnership owns a substantial and controlling interest in its subsidiary Kalorama Down Under, LLC (a limited liability company). This subsidiary was formed to build and own a health and fitness club. As of December 31, 2007, this club had not been constructed and management was negotiating terminating or restructuring its lease at that site (Note 5).

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

Accounts Receivable — Receivables are carried at original amounts less an estimate for doubtful receivables based on an annual review of all outstanding items. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for uncollectible accounts at December 31, 2007 and 2006 was $18 and $9, respectively.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Leasehold improvements	$1,850	$1,825
Equipment and fixtures	887	778

Subtotals	$2,737	$2,603
Less, accumulated depreciation and amortization	2,494	2,419

Totals	$243	$184

Depreciation and amortization expense was $75, $64, and $156 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 4.	Income Taxes

Pursuant to the Internal Revenue Code, all income and losses generated by the Partnership flow directly to the Partners and are reported separately on each partner’s individual income tax return. Accordingly, no provision for federal income taxes has been provided. The District of Columbia requires the filing of an Unincorporated Business Franchise Tax Return, which assesses tax on the taxable income earned in its jurisdiction. The 2007, 2006 and 2005 provision for Unincorporated Business Franchise Taxes has been included in the accompanying statements.

The components of income taxes at December 31 are as follows:

	2007	2006	2005

Current	$106	$117	$120
Deferred	4	(5)	(42)

Totals	$110	$112	$78

The Partnership’s total deferred tax assets, deferred tax liabilities, and deferred tax allowances at December 31, were as follows:

	2007	2006

Deferred tax assets	$111	$116
Deferred tax liabilities	(5)	(6)

Totals	$106	$110

These amounts are included in the accompanying financial statements under other assets.

Rent concessions granted to the Partnership as described in Note 5 are recognized for financial statement purposes over the life of the sublease. For income tax purposes, rent expense will be recognized as payments are

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made under the payment schedule contained in the sublease agreement. Depreciation methods used for tax purposes differ from those used under accounting principles generally accepted in the United States of America.

Note 5.	Commitments and Contingencies

The Partnership operates under a long-term sublease agreement for its facility. On April 18, 2005, the Partnership agreed to a lease extension for an additional fifteen years, commencing on April 20, 2005 and ending on April 20, 2020. Under the lease extension, the Partnership is leasing 32,838 square feet, an additional 11,886 square feet than was leased under the previous lease agreements. The terms of the lease agreement provide the Partnership with rent abatement of five months on the portion of the space totaling 21,101 square feet and rent abatement of three months on the remaining space. The rent abatement and payment concessions are amortized on a straight-line basis over the term of the sublease.

Monthly rent under the terms of the agreement is $45 for the first year of the lease, increasing approximately 2% each year for the remainder of the lease. In addition, the Partnership bears the cost of its proportionate share of all utility charges imposed upon the building.

As part of the new lease agreement, the landlord agreed to provide a build out allowance of $163 to cover the costs associated with improving the new and existing space. The lease agreement also provides the Partnership with an option to renew the existing lease agreement for an additional five-year period.

Rent expense, including common area maintenance, was $643, $677 and $579 for the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with accounting principles generally accepted in the United States of America, the Partnership records monthly rent expense equal to the total of the payments due over the lease term, divided by the total number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to the deferred lease benefit, which is reflected as a separate line item in the accompanying consolidated balance sheets. The deferred lease benefit at December 31, 2007 and 2006 was $511 and $414, respectively.

At December 31, 2007, future minimum annual rents under subleases for the operating facility are as follows, exclusive of Kalorama Down Under’s liability described below:

Year	Amount

2008	$576
2009	590
2010	627
2011	653
2012	667
Thereafter	5,547

Total	$8,660

During 1994, the Partnership’s subsidiary, Kalorama Down Under, LLC, entered into a sublease agreement for 14,000 square feet of space at Dupont Circle in Washington, DC. The sublease commenced July 1, 1995. The terms of the sublease provided for scheduled rent increases which resulted in a deferred lease benefit. This benefit was to be amortized over the life of the sublease. In addition to monthly rentals, the sublease required the payment of utility charges, and it also provided for two five-year renewal options, not to exceed the underlying lease expiration date of October 24, 2013.

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

KALORAMA SPORTS MANAGEMENT ASSOCIATES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the continuing difficulties of the developer, during the year ended December 31, 2000, Kalorama Down Under, LLC ceased making payments of rent in anticipation of negotiating a settlement. In 2002, it adjusted its accrued lease liability to $150 representing its estimate of any amount which might be due. During 2006, management determined that a revision to the estimate was necessary. In 2006, management revised its estimate that the maximum liability associated with the Dupont Circle space is $100. Accordingly, Kalorama Down Under, LLC recognized $50 of this liability as an offset to rent expense for the year ended December 31, 2006. As of December 31, 2007, the general partners continued to evaluate alternative dispositions of this property.

Note 6.	Related Party Transactions

Kalorama Sports Management Associates is primarily owned by LEL, Inc., TSI Dupont Circle, Inc., and various partners of Capitol Hill Squash Club Associates Limited Partnership (CHSC). TSI Dupont Circle, Inc. is a subsidiary of Town Sports International Holdings, Inc. which is a limited partner of CHSC through a subsidiary, TSI Washington, Inc. Paul London is the owner of LEL, Inc. and is a limited partner of CHSC and the owner of PL, Inc., the general partner of CHSC.

As of December 31, 2007 and 2006, the Partnership owed $41 and was owed $40, respectively, for operating expenses to related parties. These amounts arise from the allocation of certain costs among clubs operating in the Washington, D.C. area that are managed, affiliated with, or owned by Town Sports International Holdings, Inc., as well as the use of a cash disbursement function common to clubs operated by Town Sports International Holdings, Inc. The centralization of certain management functions is aimed at achieving economies of scale.

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

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Index

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Q2 2006 Form 10-Q”)).
3.2	Amended and Restated By-laws of the Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.5 of the Q2 2006 Form 10-Q).
4.1	Indenture dated as of April 16, 2003 by and among Town Sports International, Inc., the guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.1 of Town Sports International, Inc.’s (the “Company”) Registration Statement on Form S-4, File No. 333-105881 (the “TSI S-4 Registration Statement”)).
4.2	Supplemental Indenture dated as of May 12, 2006 by and between Town Sports International, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed May 15, 2006).
4.3	Supplemental Indenture No. 2, dated as of June 30, 2006, between Town Sports International, LLC, as issuer and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed July 7, 2006).
4.4	Supplemental Indenture No. 3, dated as of December 20, 2006, by and among Town Sports International, LLC, as issuer, the Guarantors named therein, the subsidiaries named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2006).
4.5	Supplemental Indenture No. 4, dated as of February 27, 2007, by and among Town Sports International, LLC, as issuer, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed February 28, 2007).
4.6	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-114210 (the “S-4 Registration Statement”)).
4.7	Registration Rights Agreement, dated as of February 4, 2004, by and between Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the S-4 Registration Statement).
4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).
10.1	Credit Agreement dated as of April 16, 2003 by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Companies Americas (incorporated by reference to Exhibit 10.1 of the TSI S-4 Registration Statement).
10.2	First Amendment, dated as of January 27, 2004, to Credit Agreement by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas. (incorporated by reference to Exhibit 10.2 of the TSI S-4 Registration Statement).
10.3	Second Amendment and Consent, dated as of May 18, 2006, to the Credit Agreement by and among Town Sports International, Inc., Town Sports International Holdings, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 19, 2006).
10.4	Third Amendment, dated as of July 7, 2006, to the Credit Agreement by and among Town Sports International Holdings, Inc., Town Sports International, LLC, the financial institutions referred to therein and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 11, 2006).
10.5	Credit Agreement dated as of February 27, 2007, by and among Town Sports International Holdings, Inc. and Town Sports International, LLC, and Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities, Inc., as sole lead arranger and book manager, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).

Exhibit
No.		Description of Exhibit

10.6		Subsidiaries Guaranty dated as of February 27, 2007, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.7		Borrower/Sub Pledge Agreement, dated as of February 27, 2007, among each of the pledgors named therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.8		Security Agreement, dated as of February 27, 2007, made by each of the assignors named therein in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.9		Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement).
10.10		Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).
10.11		Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).
10.12		Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).
10.13		Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto (incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement).
10.14		Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement).
10.15		Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.9 of the S-4 Registration Statement).
10.16		Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 10.10 of the S-4 Registration Statement).
10.17		Guaranty of 9 5/8% Senior Notes due 2011 issued by Town Sports International, Inc. made by Town Sports International Holdings, Inc. dated September 21, 2004 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 22, 2004).
10.18		Professional Services Agreement, dated as of December 10, 1996, by and among TSI, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P. (’BRS’). (Incorporated by reference to Exhibit 10.11 of the S-4 Registration Statement).
10.19		First Amendment to Professional Services Agreement, dated June 1, 2004, by and between Town Sports International Inc., and Bruckmann, Rosser, Sherrill and Co. (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*10	.20	2003 Executive Stock Agreement, dated July 23, 2003, among TSI, Inc., BRS, the Farallon Entities and Randy Stephen. (Incorporated by reference to Exhibit 10.12 of the S-4 Registration Statement).

Exhibit
No.		Description of Exhibit

*10	.21	Form of Executive Stock Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc., BRS, the Farallon Entities and each of Mark Smith, Robert Giardina, Richard Pyle, Alex Alimanestianu, and Randall Stephen, respectively (incorporated by reference to Exhibit 10.17 of the 2005 Form 10-K).
*10	.22	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).
*10	.23	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
*10	.24	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006).
*10	.25	Amendment No. 1 to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 of the Q2 2006 Form 10-Q).
*10	.26	Amendment No. 2 to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 6, 2007).
*10	.27	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.28	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.29	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 28, 2007).
*10	.30	Form of Non-Qualified Stock Option Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
*10	.31	2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 of the S-1 Registration Statement)
*10	.32	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 28, 2007).
*10	.33	Separation Agreement and General Release between Mark Smith and Town Sports International Holdings, Inc. dated March 23, 2006 (incorporated by reference to Exhibit 10.18 of the 2005 10-K)
*10	.34	Equity Agreement between Mark Smith and Town Sports International Holdings, Inc. dated March 23, 2006 (incorporated by reference to Exhibit 10.19 of the 2005 10-K)
*10	.35	Offer Letter to David M. Kastin, Senior Vice President- General Counsel, dated July 23, 2007.
*10	.36	Letter Agreement, dated October 4, 2007, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
*10	.37	Letter Agreement, dated January 22, 2008, between the Registrant and Richard Pyle.
*10	.38	Form of Executive Severance Agreement, dated as of January 22, 2008, between the Registrant and each of Alex Alimanestianu, Daniel Gallagher, James Rizzo, David Kastin, Jenny Prue and Christopher Ruta.
*10	.40	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement)
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Squire, Lemkin+ O’Brien LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement