Form 10-Q
period 2008-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2008-05-05
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     As of April 30, 2008 there were 26,385,853 shares Common of Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(All figures in $’000s, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,100	$5,463
Accounts receivable (less allowance for doubtful accounts of $3,291 and $2,797 as of March 31, 2008 and December 31, 2007, respectively)	9,977	8,815
Inventory	164	230
Prepaid expenses and other current assets	5,565	11,334

Total current assets	27,806	25,842
Fixed assets, net	338,741	337,152
Goodwill	50,315	50,165
Intangible assets, net	854	477
Deferred tax asset, net	46,145	44,345
Deferred membership costs	18,014	17,974
Other assets	12,938	12,808

Total assets	$494,813	$488,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,902	$10,898
Accounts payable	7,959	10,891
Accrued expenses	31,695	34,186
Accrued interest	519	738
Corporate income taxes payable	4,142	811
Deferred revenue	47,173	41,798

Total current liabilities	93,390	99,322
Long-term debt	307,971	305,124
Deferred lease liabilities	63,429	61,221
Deferred revenue	6,794	7,300
Other liabilities	16,388	15,613

Total liabilities	487,972	488,580
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 26,385,853 and 26,254,773 shares at March 31, 2008 and December 31, 2007, respectively	26	26
Paid-in capital	(15,832)	(16,977)
Accumulated other comprehensive income (currency translation adjustment)	1,516	814
Retained earnings	21,131	16,320

Total stockholders’ equity	6,841	183

Total liabilities and stockholders’ equity	$494,813	$488,763

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Club operations	$124,907	$114,340
Fees and other	1,413	1,037

	126,320	115,377

Operating Expenses:
Payroll and related	48,404	44,751
Club operating	42,880	39,364
General and administrative	8,306	7,758
Depreciation and amortization	12,649	11,091

	112,239	102,964

Operating income	14,081	12,413
Loss on extinguishment of debt	—	12,521
Interest expense	6,514	7,016
Interest income	(140)	(259)
Equity in the earnings of investees and rental income	(447)	(422)

Income (loss) before provision (benefit) for corporate income taxes	8,154	(6,443)
Provision (benefit) for corporate income taxes	3,343	(2,642)

Net income (loss)	$4,811	$(3,801)

Earnings (loss) per share:
Basic	$0.18	$(0.15)
Diluted	$0.18	$(0.15)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	26,305,828	25,997,253
Diluted	26,386,554	25,997,253

Statements of Comprehensive Income (Loss)
Net income (loss)	$4,811	$(3,801)
Foreign currency translation adjustments	702	21

Comprehensive income (loss)	$5,513	$(3,780)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(All figures in $’000s)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$4,811	$(3,801)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,649	11,091
Non-cash interest expense on Senior Discount Notes	3,361	2,962
Loss on extinguishment of debt	—	12,521
Amortization of debt issuance costs	196	269
Noncash rental expense, net of noncash rental income	347	508
Compensation expense incurred in connection with stock options	221	169
Net changes in certain operating assets and liabilities	15,753	(2,411)
Increase in deferred tax asset	(1,800)	(2,874)
Landlord contributions to tenant improvements	1,804	1,131
Change in reserve for self-insured liability claims	542	140
Increase in deferred membership costs	(40)	(835)
Other	(60)	11

Total adjustments	32,973	22,682

Net cash provided by operating activities	37,784	18,881

Cash flows from investing activities:
Capital expenditures	(22,524)	(19,311)

Net cash used in investing activities	(22,524)	(19,311)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	185,000
Costs related to issuance of New Credit Facility	—	(2,631)
Repayment of Senior Notes	—	(169,999)
Premium paid on extinguishment of debt and related costs	—	(9,309)
Repayment of long term borrowings	(510)	(79)
Repayment of borrowings on Revolving Loan Facility	(9,000)	—
Change in book overdraft	(583)	(1,230)
Proceeds from exercise of stock options	824	620
Excess tax benefit from stock option exercises	102	515

Net cash (used in) provided by financing activities	(9,167)	2,887

Effect of exchange rate changes on cash	544	10

Net increase in cash and cash equivalents	6,637	2,467
Cash and cash equivalents at beginning of period	5,463	6,810

Cash and cash equivalents at end of period	$12,100	$9,277

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,106)	$(2,247)
Decrease in inventory	71	20
Decrease in prepaid expenses and other current assets	5,757	933
Increase (decrease) in accounts payable, accrued expenses and accrued interest	2,849	(2,510)
Increase (decrease) in corporate income taxes payable	3,331	(4,197)
Increase in deferred revenue	4,851	5,590

Net changes in certain operating assets and liabilities	$15,753	$(2,411)

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,309	$6,044

Cash payments for income taxes	$1,722	$3,915

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of March 31, 2008, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (TSI LLC”), operated 162 fitness clubs (“clubs”) comprised of 112 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 22 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. The Company operates in a single segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on February 29, 2008 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.
     Certain reclassifications were made to the reported amounts for the three months ended March 31, 2007 to conform to the presentation for the three months ended March 31 2008.
2. Recent Accounting Changes
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008 for the Company, however, on February 12, 2008, the FASB issued FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” delaying the effective date by one-year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s Consolidated Financial Statements. The Company is still evaluating the impact of SFAS 157 for non-financial assets and non-financial liabilities on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option permitted under this statement.
      In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement and currently do not have any noncontrolling interest.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff understands that such detailed information may not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.
3. Long-Term Debt

	March 31,	December 31,
	2008	2007
	($’000s)	($’000s)
Term Loan Facility	$183,150	$183,613
Revolving Credit Borrowings	$—	9,000
11% Senior Discount Notes (Payment-in-Kind Notes)	126,671	123,310
Notes payable for acquired businesses	52	99

	309,873	316,022
Less, current portion to be paid within one year	1,902	10,898

Long-term portion	$307,971	$305,124

     On February 27, 2007, TSI Holdings and TSI LLC entered into a $260,000 senior secured credit facility (“New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”), a $75,000 revolving credit facility (the “Revolving Loan Facility”), and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC.
     Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 4.69% as of March 31, 2008.
     The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined in the related credit agreement, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were no borrowings outstanding under the Revolving Loan Facility as of March 31, 2008 and outstanding letters of credit issued totaled $11,545. The unutilized portion of the Revolving Loan Facility as of March 31, 2008 was $63,455.

4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of Common Stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to account for the assumed exercise of dilutive stock options using the treasury stock method. The effect of the shares issuable upon the exercise of stock options were not included in the calculation of diluted earnings per share for the three months ended March 31, 2007 as they were antidilutive due to a net loss position in that period. The number of equivalent shares excluded totaled 546,226 for the three months ended March 31, 2007.
     At March 31, 2008 and 2007, we did not include stock options to purchase 758,650 and 8,000 shares, respectively of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
     The following table summarizes the weighted average common shares for basic and diluted earnings per share computations.

	Three Months Ended
	March 31,
	(Unaudited)
	2008	2007
Weighted average number of common shares outstanding — basic	26,305,828	25,997,253
Effect of diluted stock options	80,726	—

Weighted average number of common shares outstanding — diluted	26,386,554	25,997,253

5. Stock-Based Compensation
     The Company’s 2006 Stock Incentive Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Stock Incentive Plan, as amended, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Stock Incentive Plan, as amended, generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; and the exercise price of a stock option is not less than the fair market value of the Common Stock on the option grant date.
     In March 2008, the Board of Directors adopted the Amended and Restated 2006 Stock Incentive Plan, which would, among other things, increase the aggregate number of shares of Common Stock issuable under the 2006 Stock Incentive Plan by 1,200,000 shares to a total of 2,500,000 shares. The plan is subject to stockholder approval at the 2008 Annual Meeting of Stockholders, currently scheduled for May 15, 2008.
     Options granted during the three months ended March 31, 2008 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black Scholes		Dividend	Risk Free	Expected
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	Term (Years)
January 2, 2008	5,000	$9.35	$4.24	45.9%	0.0%	2.71%	5.50
March 4, 2008	100,000	$7.73	$3.83	47.0%	0.0%	3.00%	6.25

Total	105,000

     At March 31, 2008, the Company had 481,500 and 800,690 stock options outstanding under its 2004 Common Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to these plans was $221 for the three months ended March 31, 2008 and $169 for the three months ended March 31, 2007.

     As of March 31, 2008, a total of $3,302 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.4 years.
6. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: “New York Sports Clubs”, “Boston Sports Clubs”, “Washington Sports Clubs” and “Philadelphia Sports Clubs”, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.
     In the three months ended March 31, 2008, the Company entered into covenants-not-to-compete totaling $537 related to contracts with former executives.
     In each of the quarters ended March 31, 2008 and 2007, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2008 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2007 through March 31, 2008 is as follows:

Balance as of December 31, 2007	$50,165
Changes due to foreign currency exchange rate fluctuations	150

Balance as of March 31, 2008	$50,315

	As of March 31, 2008
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,481	$(11,184)	$297
Covenants-not-to-compete	1,687	(1,134)	553
Beneficial lease	223	(219)	4

	$13,391	$(12,537)	$854

	As of December 31, 2007
	($’000s)
	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangibles
Membership lists	$11,678	$(11,300)	$378
Covenants-not-to-compete	1,151	(1,059)	92
Beneficial lease	223	(216)	7

	$13,052	$(12,575)	$477

     The amortization expense of the above acquired intangible assets for each of the four years ending March 31, 2012 is as follows:

Aggregate Amortization Expense for the twelve months ending March 31, ($’000s)
2009	$692
2010	67
2011	67
2012	28

$854

     Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $159 and $445, respectively.

7. Income Taxes
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods had not changed significantly as of March 31, 2008 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.
     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. The Company had no accruals for interest or penalties as of January 1, 2007. As of March 31, 2008, the amount accrued for interest was $53.
     The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Internal Revenue Service is currently examining the Company’s 2006 Federal income tax return. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2003 and prior.
8. Commitments and Contingencies
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
     On or about June 12, 2001, TSI LLC and several other third parties were named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts were appealed and were argued on May 16, 2006. TSI LLC filed an appeal bond in the amount of $1.8 million in connection with those appeals. On December 6, 2007, the Appellate Division of New York State, First Department unanimously decided to (i) reduce the plaintiffs’ damages award by $1.3 million, thereby bringing the claim within the limits of the insurance coverage available to TSI LLC’s contractor and (ii) uphold TSI LLC’s claim for indemnification from TSI LLC’s contractor. On March 24, 2008, the insurance carrier for the contractor who is obligated to indemnify TSI, LLC for the loss paid the judgment. The satisfaction of judgment was filed with the Court on April 7, 2008.
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

9. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	($’000s)
	2008	2007
Revenue	$900	$900
Income from operations	378	373
Net income	346	348
10. Subsequent Event
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of the Company’s common stock. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Introduction
     In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, and references to “TSI, LLC” and “TSI, Inc.” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.), our wholly-owned operating subsidiary.
     We are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2008, we owned and operated 162 clubs that collectively served approximately 512,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000. We believe that the upper value segment that we serve is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
     Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of March 31, 2008, approximately 39% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 61% of our members participate in a gold membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.
     We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 40 locations (more than twice as many as our nearest competitor) and operated a total of 112 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2008. We operated 22 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2008. In addition, we operated three clubs in Switzerland as of March 31, 2008. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We consider that we have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These comprised 81.2% of our total revenue for the three months ended March 31, 2008. We recognize revenue from membership dues in the month when the services are rendered. Approximately 94.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the three months ended March 31, 2008, we generated 12.8% of our revenue from personal training and 4.9% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.1% of our revenue for the three months ended March 31, 2008) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

Revenue (in $’000s) was comprised of the following:

	Three Months Ended March 31,
	2008		2007
Membership dues	$99,183	78.5%	$90,984	78.9%
Initiation fees	3,402	2.7%	2,883	2.5%

Membership revenue	102,585	81.2%	93,867	81.4%

Personal training revenue	16,141	12.8%	13,921	12.0%
Other ancillary club revenue	6,182	4.9%	6,552	5.7%

Ancillary club revenue	22,323	17.7%	20,473	17.7%
Fees and Other revenue	1,412	1.1%	1,037	0.9%

Total revenue	$126,320	100.0%	$115,377	100.0%

     Our revenues, operating income and net income for the three months ended March 31, 2008 were $126.3 million, $14.1 million and $4.8 million, respectively.
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
     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of labor, materials and the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms, and utilization and demand for the facility dictate. In this connection, facility remodeling is also considered where appropriate.
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2007 and the first quarter of 2008.

	2007					2008
	Q1	Q2	Q3	Q4	Total	Q1
Wholly owned clubs operated at beginning of period	147	150	150	152	147	159
New clubs opened	3	1	2	8	14	2
Clubs acquired	—	—	—	1	1	—
Clubs closed, relocated, merged or sold	—	(1)	—	(2)	(3)	(1)

Wholly owned clubs at end of period	150	150	152	159	159	160

Total clubs operated at end of period (1)	152	152	154	161	161	162

(1)	Includes wholly owned and partly owned clubs. In addition to the above, as of December 31, 2007 and March 31, 2008, we managed five university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year. Comparable club revenue growth was 4.5% for the three months ended March 31, 2008 and 2007.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months
	Ended March 31
	2008	2007
Revenue	100.0%	100.0%

Operating expenses:
Payroll and related	38.3	38.8
Club operating	33.9	34.1
General and administrative	6.6	6.7
Depreciation and amortization	10.0	9.6

	88.8	89.2

Operating income	11.2	10.8
Loss on extinguishment of debt	—	10.9
Interest expense	5.2	6.1
Interest income	(0.1)	(0.2)
Equity in the earnings of investees and rental income	(0.4)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	6.5	(5.6)
Provision (benefit) for corporate income taxes	2.7	(2.3)

Net income (loss)	3.8%	(3.3)%

     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
     Revenues increased $10.9 million, or 9.5%, to $126.3 million for the three months ended March 31, 2008 from $115.4 million for the three months ended March 31, 2007. This increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the three months ended March 31, 2008, revenues increased $3.1 million, or 2.8%, at our clubs opened or acquired prior to March 31, 2006. For the three months ended March 31, 2008, revenue increased $8.9 million at the 23 clubs opened or acquired subsequent to March 31, 2006. These increases in revenue were offset by a $886,000 revenue decrease related to the six clubs that were closed and/or relocated subsequent to April 1, 2006.
     Comparable club revenue increased 4.5% for the three months ended March 31, 2008. Of this 4.5% increase, 1.7% was due to an increase in membership, 1.5% was due to an increase in price and 1.3% was due to an increase in Ancillary club revenue and Fees and Other revenue.

Operating Expenses
          Operating expenses increased $9.3 million, or 9.0%, to $112.2 million for the three months ended March 31, 2008, from $103.0 million for the three months ended March 31, 2007. The increase was due to the following factors:
          Payroll and related. Payroll and related expenses increased $3.7 million, or 8.2%, to $48.4 million for the three months ended March 31, 2008, from $44.8 million for the three months ended March 31, 2007. This increase was attributable to a 7.9% increase in the total months of club operation from 442 to 477. In addition, payroll costs directly related to our personal training, group fitness training, and programming for children increased $1.5 million or 16.3%, due to an increase in demand for these programs.
          Club operating. Club operating expenses increased $3.5 million, or 8.9%, to $42.9 million for the three months ended March 31, 2008, from $39.4 million for the three months ended March 31, 2007. This increase was attributable to a 7.9% increase in the total months of club operation from 442 to 477.
          General and administrative. General and administrative expenses increased $548,000, or 7.1%, to $8.3 million for the three months ended March 31, 2008, from $7.8 million for the same period in the prior year.
          Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 14.0%, to $12.6 million for the three months ended March 31, 2008 from $11.1 million for the three months ended March 31, 2007, principally due to new and expanded clubs. Depreciation and amortization includes income of $400,000 related to the disposal of fixed assets, partly offset by a loss on disposal of $200,000 from club closures.
Loss on Extinguishment of Debt
          For the three months ended March 31, 2007 loss on extinguishment of debt was $12.5 million. The proceeds from the New Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of the 9 5/8% Senior Notes (“Old Senior Notes”). We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the Old Senior Notes. Net deferred financing costs related to the Old Senior Notes and the related Senior Credit Facility totaling approximately $3.2 million were expensed in the first quarter of 2007. There were no such costs in the three months ended March 31, 2008.
Interest Expense
          Interest expense decreased $502,000 to $6.5 million for the three months ended March 31, 2008 from $7.0 million for the three months ended March 31, 2007. This decrease is a result of the February 27, 2007 refinancing of the Old Senior Notes with our Term Loan Facility, which is at the variable rate of the Eurodollar rate plus 1.75%. The Old Senior Notes were outstanding through February 27, 2007 and from February 28, 2007 through March 31, 2007, the variable rate on the Term Loan Facility was approximately 7.13%, while the average rate for the three months ended March 31, 2008 decreased to approximately 6.57%.
Interest Income
          Interest income decreased $119,000 to $140,000 for the three months ended March 31, 2008 from $259,000 for the three months ended March 31, 2007 due to a decrease in interest rates, as well as a decrease in the monthly average cash balance for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Provision for Corporate Income Taxes
     We recorded an income tax provision of $3.3 million for the three months ended March 31, 2008 compared to a benefit of $2.6 million for the three months ended March 31, 2007, calculated using the Company’s effective tax rate.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2008 was $37.8 million compared to $18.9 million for the three months ended March 31, 2007, for a $18.9 million increase. Contributing to the cash flow increase was the increase in earnings before interest, taxes, depreciation and amortization and loss on extinguishment of debt of $3.3 million. In addition, the net changes in certain operating assets and liabilities increased $18.2 million primarily due to decreases in pre-payments made to landlords, the timing of other certain vendor payments and decreases in our cash paid for interest and cash paid for taxes of $2.7 million and $2.2 million, respectively.
     Excluding the effects of cash and cash equivalent balances, we normally operate with a working capital deficit because we receive dues and program and services fees either (i) for the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 30-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which are deferred over 30 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to finance this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $22.5 million and $19.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase in capital expenditures is due to the increase in the number of clubs under construction in 2008 compared to 2007. For the year ending December 31, 2008, we estimate we will invest a total of $90.0 million in capital expenditures. This amount includes $19.0 million to continue to upgrade existing clubs, $9.0 million to support and enhance our management information systems and $6.0 million for the construction of a new regional laundry facility in our New York Sports Clubs market. The remainder of our 2008 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the Revolving Loan Facility.
     Financing Activities. Net cash used in financing activities was $9.2 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $2.9 million for the same period in the prior year for a decrease in financing cash of $12.1 million. This decrease can also be attributed to the refinancing of our debt on February 27, 2007. The net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the outstanding principal of the Old Senior Notes. In addition, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million increase in cash related to financing activities for the three months ended March 31, 2007. In addition, for the three months ended March 31, 2008 we repaid $9.0 million for amounts borrowed on the Revolving Loan Facility in December 2007.

     As of March 31, 2008, our total consolidated debt was $309.9 million. This substantial amount of debt could have significant consequences, including:
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
     On February 27, 2007, TSI Holdings and TSI LLC entered into the New Senior Credit Facility. The New Senior Credit Facility consists of the Term Loan Facility, the Revolving Loan Facility, and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC. The Revolving Loan Facility replaced the senior secured revolving credit facility of $75.0 million that was to mature on April 16, 2008.
     As of March 31, 2008, TSI LLC had $183.2 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The interest rate on these borrowings was 4.69% as of March 31, 2008. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the 11% Senior Discount Notes are still outstanding. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter beginning June 30, 2007. Total principal payments of $1.9 million have been made as of March 31, 2008.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the related credit agreement. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the related credit agreement. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. There were no borrowings outstanding under the Revolving Loan Facility at March 31, 2008 and outstanding letters of credit issued totaled $11.5 million. The unutilized portion of the Revolving Loan Facility as of March 31, 2008 was $63.5 million.
     As of March 31, 2008, we were in compliance with our debt covenants in the related credit agreement and given our operating plans and expected performance for 2008, we expect we will continue to be in compliance during the remainder of 2008. These covenants may limit TSI LLC’s ability to incur additional debt. As of March 31, 2008, permitted borrowing capacity of $75.0 million was not restricted by the covenants.
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
     As of March 31, 2008, we had $126.7 million of the 11% Senior Discount Notes outstanding.
     As of March 31, 2008, we had $12.1 million of cash and cash equivalents.
     We believe that we have, or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through March 31, 2009. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to March 31, 2009. There can be no assurance that such financing will be available or that it will be available on acceptable terms.
     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7% and are generally non-collateralized. The notes are due on various dates through 2009.
     The aggregate long-term debt, and operating lease obligations as of March 31, 2008 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt(1)	$397,799	$1,902	$32,890	$34,159	$328,848
Operating Lease Obligations(2)	929,631	76,548	163,334	152,952	536,797

Total Contractual Cash Obligations	$1,327,430	$78,450	$196,224	$187,111	$865,645

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.
     As of March 31, 2008, we were operating at a working capital deficit of $65.6 million, of which $47.2 million is related to deferred revenue and does not need to be financed for the foreseeable future. In addition, we have lease commitments of $76.5 million for the next 12 months and expect to invest $90.0 million in capital expenditures in 2008. We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2008. These expenditures will be funded by cash flow provided by operations, which amounted to $37.8 million for the first three months of 2008, available cash on hand of $12.1 million as of March 31, 2008, and, to the extent needed, available borrowings from the $75.0 million Revolving Loan Facility. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2008. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The Company does not hold any cash equivalents or investments that the Company believes will be impacted by the recent developments in the credit market.
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices, through privately negotiated transactions as conditions permit, or pursuant to a 10b5-1 plan adopted by the Company which permits the Company to repurchase its shares during periods in which the company may be in possession of material non-public information. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.
Recent Changes in or Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008 for the Company, however, on February 12, 2008, the FASB issued FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” delaying the effective date by one-year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s Consolidated Financial Statements. The Company is still evaluating the impact of SFAS 157 for non-financial assets and non-financial liabilities on its Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.. The Company did not adopt the fair value option permitted under this statement.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement and currently do not have any noncontrolling interest.
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff understands that such detailed information may not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in our Annual Report on Form 10-K and in our other reports and documents filed with the SEC. These statements are subject to various risks, and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other SEC filings by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable debt facilities. As of March 31, 2008 and December 31, 2007, a total of $183.2 million and $183.6 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the three months ended March 31, 2008, our interest expense would have increased by approximately

$464,000. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
          For additional information concerning the terms of our fixed-rate debt, see Note 7 to our financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
ITEM 4. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures: As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
          Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On or about June 12, 2001, TSI LLC and several other third parties were named as defendants in an action styled Carlos Urbina et ano v. 26 Court Street Associates, LLC et al., filed in the Supreme Court, New York County, seeking damages for personal injuries. Following a trial, TSI LLC received a directed verdict for indemnification against one of TSI LLC’s contractors and the plaintiffs received a jury verdict of approximately $8.9 million in their favor. Both of those verdicts were appealed and were argued on May 16, 2006. TSI LLC filed an appeal bond in the amount of $1.8 million in connection with those appeals. On December 6, 2007, the Appellate Division of New York State, First Department unanimously decided to (i) reduce the plaintiffs’ damages award by $1.3 million, thereby bringing the claim within the limits of the insurance coverage available to TSI LLC’s contractor and (ii) uphold TSI LLC’s claim for indemnification from TSI LLC’s contractor. On March 24, 2008, the insurance carrier for the contractor who is obligated to indemnify TSI, LLC for the loss paid the judgment. The satisfaction of judgment was filed with the Court on April 7, 2008.
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
Item 1A. Risk Factors
          There have not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

TOWN SPORTS INTERNATIONAL
HOLDINGS, INC.

DATE: May 5, 2008

	By:	/s/ Daniel Gallagher

Daniel Gallagher
Chief Financial Officer
(principal financial, accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	Letter Agreement, dated January 22, 2008, between the Registrant and Richard Pyle (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007).

10.2	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007).

10.3	Letter Agreement, dated March 14, 2008, between the Registrant and Randall Stephen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 19, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.