Form 10-Q
period 2008-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2008-07-31
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 29, 2008 there were 26,444,801 shares Common of Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(All figures in $’000s, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,506	$5,463
Accounts receivable (less allowance for doubtful accounts of $3,291 and $2,797 as of June 30, 2008 and December 31, 2007, respectively)	10,346	8,815
Inventory	302	230
Prepaid expenses and other current assets	8,084	11,334

Total current assets	29,238	25,842
Fixed assets, net	345,618	337,152
Goodwill	50,262	50,165
Intangible assets, net	663	477
Deferred tax asset, net	47,945	44,345
Deferred membership costs	17,250	17,974
Other assets	12,458	12,808

Total assets	$503,434	$488,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,902	$10,898
Accounts payable	5,666	10,891
Accrued expenses	35,650	34,186
Accrued interest	458	738
Corporate income taxes payable	1,510	811
Deferred revenue	47,130	41,798

Total current liabilities	92,316	99,322
Long-term debt	310,929	305,124
Deferred lease liabilities	65,393	61,221
Deferred revenue	6,137	7,300
Other liabilities	14,548	15,613

Total liabilities	489,323	488,580
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 26,444,801 and 26,254,773 shares at June 30, 2008 and December 31, 2007, respectively	26	26
Paid-in capital	(15,118)	(16,977)
Accumulated other comprehensive income (currency translation adjustment)	1,271	814
Retained earnings	27,932	16,320

Total stockholders’ equity	14,111	183

Total liabilities and stockholders’ equity	$503,434	$488,763

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Club operations	$127,729	$118,128	$252,636	$232,468
Fees and other	1,664	1,650	3,077	2,687

	129,393	119,778	255,713	235,155

Operating Expenses:
Payroll and related	48,653	44,563	97,057	89,314
Club operating	41,521	37,938	84,401	77,302
General and administrative	8,895	9,122	17,201	16,880
Depreciation and amortization	13,858	11,731	26,507	22,822

	112,927	103,354	225,166	206,318

Operating income	16,466	16,424	30,547	28,837
Loss on extinguishment of debt	—	—	—	12,521
Interest expense	5,633	6,393	12,147	13,409
Interest income	(74)	(279)	(215)	(538)
Equity in the earnings of investees and rental income	(620)	(482)	(1,067)	(904)

Income before provision for corporate income taxes	11,527	10,792	19,682	4,349
Provision for corporate income taxes	4,726	4,426	8,070	1,784

Net income	$6,801	$6,366	$11,612	$2,565

Earnings per share:
Basic	$0.26	$0.24	$0.44	$0.10
Diluted	$0.26	$0.24	$0.44	$0.10
Weighted average number of shares used in calculating earnings per share:
Basic	26,417,859	26,142,383	26,361,758	26,070,219
Diluted	26,488,634	26,656,341	26,422,359	26,572,355

Statements of Comprehensive Income
Net income	$6,801	$6,366	$11,612	$2,565
Foreign currency translation adjustments	(245)	(33)	457	(12)

Comprehensive income	$6,556	$6,333	$12,069	$2,553

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(All figures in $’000s)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,612	$2,565

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,507	22,822
Non-cash interest expense on Senior Discount Notes	6,782	6,029
Loss on extinguishment of debt	—	12,521
Amortization of debt issuance costs	387	443
Noncash rental expense, net of noncash rental income	741	886
Compensation expense incurred in connection with stock options and common stock grants	500	355
Net changes in certain operating assets and liabilities	9,363	4,860
Increase in deferred tax asset	(3,600)	(6,271)
Landlord contributions to tenant improvements	3,338	3,686
Change in reserve for self-insured liability claims	1,056	1,304
Decrease (increase) in deferred membership costs	724	(1,051)
Other	(97)	20

Total adjustments	45,701	45,604

Net cash provided by operating activities	57,313	48,169

Cash flows from investing activities:
Capital expenditures	(44,542)	(42,142)
Insurance Proceeds	1,074	—

Net cash used in investing activities	(43,468)	(42,142)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	185,000
Costs related to issuance of New Credit Facility	—	(2,634)
Repayment of Senior Notes	—	(169,999)
Premium paid on extinguishment of debt and related costs	—	(9,309)
Repayment of long term borrowings	(973)	(575)
Repayment of borrowings on Revolving Loan Facility	(9,000)	—
Change in book overdraft	(583)	(1,230)
Proceeds from exercise of stock options	1,187	1,740
Excess tax benefit from stock option exercises	173	1,036

Net cash (used in) provided by financing activities	(9,196)	4,029

Effect of exchange rate changes on cash	394	(10)

Net increase in cash and cash equivalents	5,043	10,046
Cash and cash equivalents at beginning of period	5,463	6,810

Cash and cash equivalents at end of period	$10,506	$16,856

Summary of change in certain operating assets and liabilities:
(Increase) in accounts receivable	$(2,932)	$(2,322)
(Increase) decrease in inventory	(68)	41
Decrease (increase) in prepaid expenses and other current assets	3,486	(1,207)
Increase in accounts payable, accrued expenses and accrued interest	4,026	1,396
Increase in corporate income taxes payable	699	1,050
Increase in deferred revenue	4,152	5,902

Net changes in certain operating assets and liabilities	$9,363	$4,860

Supplemental disclosures of cash flow information:
Cash payments for interest	$5,587	$9,924

Cash payments for income taxes	$10,809	$5,830

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of June 30, 2008, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI LLC”), operated 163 fitness clubs (“clubs”) comprised of 112 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 22 clubs in the Boston market under the “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. The Company operates in a single segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on February 29, 2008 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.
     Certain reclassifications were made to the reported amounts for the three months ended June 30, 2007 to conform to the presentation for the three months ended June 30, 2008.
     For the six months ended June 30, 2008, the Company recorded an impairment loss of $755 on fixed assets of a remote club that did not benefit from being part of a regional cluster and therefore experienced a decline in asset fair value. In addition, an impairment loss of $387 was recorded related to an agreement to close a club prior to lease expiration. The agreement stipulates the club be closed within the next 18 months. Fair value was determined based on probability-weighted discounted cash flows for impairment under a held and used model for the remote club. Fair value was determined for the other club based on discounted cash flows over the expected remaining service period. The impairment losses are included in depreciation and amortization on the consolidated statement of operations.
2. Recent Accounting Changes
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008 for the Company. On February 12, 2008, however, the FASB issued FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” delaying the effective date by one-year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s Consolidated Financial Statements. The Company is still evaluating the impact of SFAS 157 for non-financial assets and non-financial liabilities on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 was effective as of January 1, 2008 for the Company. The Company did not adopt the fair value option permitted under this statement.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We currently do not have any noncontrolling interest.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in Staff Accounting Bulletin No. 107 (“SAB 107”), in developing an estimate of expected term of plain-vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff understands that such detailed information may not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.
3. Long-Term Debt

	June 30,	December 31,
	2008	2007
	($’000s)	($’000s)
Term Loan Facility	$182,687	$183,613
Revolving Loan Facility borrowings	—	9,000
11% Senior Discount Notes (Payment-in-Kind Notes)	130,092	123,310
Notes payable for acquired businesses	52	99

	312,831	316,022
Less current portion to be paid within one year	1,902	10,898

Long-term portion	$310,929	$305,124

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

     Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the New Senior Credit Facility. The interest rate on these borrowings was 4.31% as of June 30, 2008.
     The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined in the New Senior Credit Facility, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. There were no borrowings outstanding under the Revolving Loan Facility as of June 30, 2008 and outstanding letters of credit issued totaled $11,520. The unutilized portion of the Revolving Loan Facility as of June 30, 2008 was $63,480.
4. Earnings Per Share
     Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average numbers of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to account for the assumed exercise of dilutive stock options using the treasury stock method.
     For the three and six months ended June 30, 2008 and 2007, we did not include stock options to purchase 933,200 and 18,500 shares, respectively, of the Company’s Common Stock in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
     The following table summarizes the weighted average number of shares of Common Stock for basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Weighted average number of shares of Common Stock outstanding — basic	26,417,859	26,142,383	26,361,758	26,070,219
Effect of diluted stock options and restricted Common Stock	70,775	513,958	60,601	502,136

Weighted average number of shares of Common Stock outstanding — diluted	26,488,634	26,656,341	26,422,359	26,572,355

5. Common Stock and Stock-Based Compensation
     The Company’s Amended and Restated 2006 Stock Incentive Plan (the “Plan”) authorizes the Company to issue up to 2,500,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the Plan, as amended, generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code of 1986, as amended. The Plan was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. Certain options granted under the Company’s 2004 Common Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option granted under this plan may not be less than the fair market value of Common Stock on the option grant date.

     Option Grants
     Options granted during the six months ended June 30, 2008 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black Scholes		Dividend	Risk Free	Expected
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	Term (Years)
January 2, 2008	5,000	$9.35	$4.24	45.9%	0.0%	2.71%	5.50
March 4, 2008	100,000	$7.73	$3.83	47.0%	0.0%	3.00%	6.25
May 6, 2008	100,000	$9.54	$4.97	49.8%	0.0%	3.30%	6.25
June 13, 2008	120,000	$9.83	$5.15	50.2%	0.0%	3.30%	6.25

Total	325,000

     At June 30, 2008, the Company had 387,160 and 986,440 stock options outstanding under its 2004 Common Stock Option Plan and the Plan, respectively. The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to these plans was $235 and $456 for the three and six months ended June 30, 2008, respectively and $186 and $355 for the three and six months ended June 30, 2007, respectively.
     As of June 30, 2008, a total of $3,861 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.4 years.
     Restricted Stock Grants
     On June 13, 2008, the Company issued 25,000 shares of restricted Common Stock to employees. The fair value per share was $9.83, the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary date of the grant. The Company recognized compensation expense of $2 for the three and six months ended June 30, 2008.
Stock Repurchase Plan
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of June 30, 2008, the Company had not made any stock repurchases.
6. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: “New York Sports Clubs”, “Boston Sports Clubs”, “Washington Sports Clubs” and “Philadelphia Sports Clubs”, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     In each of the quarters ended March 31, 2008 and 2007, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2008 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The change in the carrying amount of goodwill from December 31, 2007 through June 30, 2008 is as follows:

Balance as of December 31, 2007	$50,165
Changes due to foreign currency exchange rate fluctuations	97

Balance as of June 30, 2008	$50,262

	As of June 30, 2008
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,267	$(11,051)	$216
Covenants-not-to-compete	1,687	(1,242)	445
Beneficial lease	223	(221)	2

	$13,177	$(12,514)	$663

	As of December 31, 2007
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,678	$(11,300)	$378
Covenants-not-to-compete	1,151	(1,059)	92
Beneficial lease	223	(216)	7

	$13,052	$(12,575)	$477

     The amortization expense of the above acquired intangible assets for each of the four years ending June 30, 2012 is as follows:

Aggregate Amortization Expense for the twelve months ending June 30, ($’000s)
2009	$514
2010	62
2011	62
2012	25

$663

     Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $353 and $251, respectively.
7. Income Taxes
          The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods had not changed significantly as of June 30, 2008 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.
     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of June 30, 2008, the amount accrued for interest was $66.

     The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Internal Revenue Service is currently examining the Company’s 2006 Federal income tax return. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2004 and prior.
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
9. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	($’000s)		($’000s)
	2008	2007	2008	2007
Revenue	$874	$931	$1,774	$1,831
Income from operations	353	406	732	779
Net income	315	374	661	722

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Introduction
          In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, and references to “TSI LLC” and “TSI, Inc.” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.), our wholly-owned operating subsidiary.
     We are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2008, we owned and operated 163 clubs that collectively served approximately 517,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000. We believe that the upper value segment that we serve is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
     Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of June 30, 2008, approximately 39% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 61% of our members participate in a gold membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.
     We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 40 locations (more than twice as many as our nearest competitor) and operated a total of 112 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2008. We operated 22 clubs in the Boston region under our “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2008. In addition, we operated three clubs in Switzerland as of June 30, 2008. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We consider that we have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These comprised 81.2% of our total revenue for the six months ended June 30, 2008. We recognize revenue from membership dues in the month when the services are rendered. Approximately 92.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the six months ended June 30, 2008, we generated 12.8% of our revenue from personal training and 4.8% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.2% of our revenue for the six months ended June 30, 2008) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

               Our revenues, operating income and net income for the three months ended June 30, 2008 were $129.4 million, $16.5 million and $6.8 million, respectively. Our revenues, operating income and net income for the six months ended June 30, 2008 were $255.7 million, $30.5 million and $11.6 million, respectively.
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
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2007 and the first six months of 2008.

	2007					2008
	Q1	Q2	Q3	Q4	Total	Q1	Q2
Wholly owned clubs operated at beginning of period	147	150	150	152	147	159	160
New clubs opened	3	1	2	8	14	2	3
Clubs acquired	—	—	—	1	1	—	—
Clubs closed, relocated or merged	—	(1)	—	(2)	(3)	(1)	(2)

Wholly owned clubs at end of period	150	150	152	159	159	160	161

Total clubs operated at end of period (1)	152	152	154	161	161	162	163

(1)	Includes wholly owned and partly owned clubs. In addition to the above, as of June 30, 2008 and December 31, 2007, we managed four and five university fitness clubs, respectively, in which we did not have an equity interest.
Comparable Club Revenue
               We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year. Comparable club revenue growth was 3.2% and 3.8% for the three and six months ended June 30, 2008, respectively.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	37.6	37.2	38.0	38.0
Club operating	32.1	31.7	33.0	32.9
General and administrative	6.9	7.6	6.7	7.2
Depreciation and amortization	10.7	9.8	10.4	9.7

	87.3	86.3	88.1	87.8

Operating income	12.7	13.7	12.0	12.2
Loss on extinguishment of debt	—	—	—	5.3
Interest expense	4.4	5.3	4.8	5.7
Interest income	(0.1)	(0.2)	(0.1)	(0.2)
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.4)	(0.4)

Income before provision for corporate income taxes	8.9	9.0	7.7	1.8
Provision for corporate income taxes	3.7	3.7	3.2	0.7

Net income	5.2%	5.3%	4.5%	1.1%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue (in $’000s) was comprised of the following:

	Three Months Ended June 30,
	2008		2007
	Revenue	% Revenue	Revenue	% Revenue	% Growth
Membership dues	$101,489	78.4%	$93,818	78.3%	8.2%
Initiation fees	3,486	2.7%	3,096	2.6%	12.6%

Membership revenue	104,975	81.1%	96,914	80.9%	8.3%

Personal training revenue	16,700	12.9%	15,482	12.9%	7.9%
Other ancillary club revenue	6,054	4.7%	5,732	4.8%	5.6%

Ancillary club revenue	22,754	17.6%	21,214	17.7%	7.3%
Fees and other revenue	1,664	1.3%	1,650	1.4%	0.8%

Total revenue	$129,393	100.0%	$119,778	100.0%	8.0%

          The increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the three months ended June 30, 2008, revenue increased $1.8 million, or 1.6%, compared to the three months ended June 30, 2007 at our clubs opened or acquired prior to June 30, 2006. For the three months ended June 30, 2008, revenue increased $9.9 million compared to the three months ended June 30, 2007 at the 26 clubs opened or acquired subsequent to June 30, 2006. These increases in revenue were offset by a $1.6 million revenue decrease related to the seven clubs that were closed and/or relocated subsequent to June 30, 2006.
          Comparable club revenue increased 3.2% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Of this 3.2% increase, 1.5% was due to an increase in membership, 1.0% was due to an increase in price and 0.7% was due to an increase in ancillary club revenue and fees and other revenue.

Operating expenses (in $’000s) were comprised of the following:

	Three Months Ended June 30,
	2008	2007	% Variance
Payroll and related	$48,653	$44,563	9.2%
Club operating	41,521	37,938	9.4%
General and administrative	8,895	9,122	(2.5%)
Depreciation and amortization	13,858	11,731	18.1%

Operating expenses	$112,927	$103,354	9.3%

          Operating expenses increased due to the following factors:
          Payroll and related. This increase was attributable to a 7.8% increase in the total months of club operation from 448 to 483 and promotion of our initiation fees. We have been discontinuing our new member initiation fees in an effort to drive sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $1.6 million in payroll expense. In addition, payroll costs directly related to our personal training, group fitness training, and programming for children increased $1.1 million or 11.5%, due to an increase in the number of clubs offering these programs.
          Club operating. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $2.4 million. Rent and occupancy costs increased $1.9 million at clubs that opened after April 1, 2007, or that are currently under construction and increased $736,000 at our clubs opened prior to April 1, 2007. Rent and occupancy expenses decreased $291,000 at our clubs closed and/or relocated after April 1, 2007.

•	Cleaning, laundry and towel expenses increased $968,000 due to new club openings, an increase in the number of clubs that used an outsourced laundry service as well as overall increased club usage of 12.2%.

•	Advertising and marketing expenses decreased $782,000 to $879,000 from $1.7 million, primarily due to a reduction in general awareness advertising in 2008.
          Depreciation and amortization. This increase was principally due to new and expanded clubs. In addition, during the three months ended June 30, 2008, we recorded an impairment loss of $755,000 on fixed assets of a remote club that did not benefit from being part of a regional cluster and therefore experienced a decline in asset fair value, and an impairment loss of $387,000 related to an agreement to close a club prior to its lease expiration. Offsetting these increases are insurance proceeds of approximately $600,000 received for fixed asset damages at two of our clubs.
Interest Expense
          Interest expense decreased $760,000 or 11.9% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease is a result of the February 27, 2007 refinancing of the 95/8% Senior Notes (the “Old Senior Notes”) with our Term Loan Facility at a variable rate. For the three months ended June 30, 2007, this variable rate was approximately 7.13%, while the average rate for the three months ended June 30, 2008 decreased to approximately 4.44%.
Interest Income
          Interest income decreased $205,000 to $74,000 for the three months ended June 30, 2008 from $279,000 for the three months ended June 30, 2007 due to a decrease in interest rates, as well as a decrease in the monthly average cash balance.
Provision for Corporate Income Taxes
          We recorded an income tax provision of $4.7 million for the three months ended June 30, 2008 compared to a provision of $4.4 million for the three months ended June 30, 2007, calculated using the Company’s effective tax rate.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue (in $’000s) was comprised of the following:

	Six Months Ended June 30,
	2008		2007
	Revenue	% Revenue	Revenue	% Revenue	% Growth
Membership dues	$200,672	78.5%	$184,802	78.6%	8.6%
Initiation fees	6,888	2.7%	5,979	2.5%	15.2%

Membership revenue	207,560	81.2%	190,781	81.1%	8.8%
Personal training revenue	32,841	12.8%	29,403	12.5%	11.7%
Other ancillary club revenue	12,236	4.8%	12,284	5.2%	(0.4)%

Ancillary club revenue	45,077	17.6%	41,687	17.7%	8.1%
Fees and other revenue	3,076	1.2%	2,687	1.2%	14.5%

Total revenue	$255,713	100.0%	$235,155	100.0%	8.7%

          Revenue increased $20.6 million, or 8.7%, to $255.7 million for the six months ended June 30, 2008 from $235.2 million for the six months ended June 30, 2007. This increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the six months ended June 30, 2008, revenues increased $5.0 million, or 2.2%, at our clubs opened or acquired prior to June 30, 2006. For the six months ended June 30, 2008, revenue increased $18.7 million at the 26 clubs opened or acquired subsequent to June 30, 2006. These increases in revenue were offset by a $2.5 million revenue decrease related to the seven clubs that were closed and/or relocated subsequent to June 30, 2006.
          Comparable club revenue increased 3.8% for the six months ended June 30, 2008. Of this 3.8% increase, 1.6% was due to an increase in membership, 1.2% was due to an increase in price and 1.0% was due to an increase in ancillary club revenue and fees and other revenue.
Operating expenses (in $’000s) were comprised of the following:

	Six Months Ended June 30,
	2008	2007	% Variance
Payroll and related	$97,057	$89,314	8.7%
Club operating	84,401	77,302	9.2%
General and administrative	17,201	16,880	1.9%
Depreciation and amortization	26,507	22,822	16.1%

Operating expenses	$225,166	$206,318	9.1%

          Operating expenses increased due to the following factors:
          Payroll and related. This increase was attributable to a 7.9% increase in the total months of club operation from 890 to 960 and promotion of our initiation fees. We have been discounting our new member initiation fees in an effort to drive sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase or approximately $2.4 million in payroll expenses. In addition, payroll costs directly related to our personal training, group fitness training, and programming for children increased $2.6 million, or 13.8%, due to an increase in the number of clubs offering these programs.
          Club operating. This increase was primarily due to the following:
•	Rent and occupancy expenses increased $4.7 million. Rent and occupancy costs increased $4.0 million at clubs that opened after April 1, 2007, or that are currently under construction and increased $928,000 at our clubs opened prior to April 1, 2007. Rent and occupancy expenses decreased $275,000 at our clubs closed and/or relocated after April 1, 2007.

•	Cleaning, laundry and towel expenses increased $1.3 million due to new club openings, an increase in the number of clubs that used an outsourced laundry service as well as overall increased club usage of 12.1%.

•	Advertising and marketing expenses decreased $1.1 million to $3.9 million from $5.0 million primarily due to a reduction in general awareness advertising in 2008.

          Depreciation and amortization. This increase was principally due to new and expanded clubs. In addition, during the six months ended June 30, 2008, we recorded an impairment loss of $755,000 on fixed assets of a remote club that did not benefit from being part of a regional cluster and therefore experienced a decline in asset fair value, and an impairment loss of $387,000 related to an agreement to close a club prior to its lease expiration. Offsetting these increases are insurance proceeds of approximately $600,000 received for fixed asset damages at two of our clubs.
Loss on Extinguishment of Debt
          For the six months ended June 30, 2007 loss on extinguishment of debt was $12.5 million. The proceeds from the New Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of the Old Senior Notes. We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the Old Senior Notes. Net deferred financing costs related to the Old Senior Notes and the related facility totaling approximately $3.2 million were expensed in the first quarter of 2007. There were no such costs in the six months ended June 30, 2008.
Interest Expense
          Interest expense decreased $1.3 million, or 9.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease is a result of the February 27, 2007 refinancing of the Old Senior Notes with our Term Loan Facility at a variable rate. For the six months ended June 30, 2007, the average variable interest rate was approximately 8.0%, while the average variable interest rate for the six months ended June 30, 2008 decreased to approximately 5.80%.
Interest Income
          Interest income decreased $323,000, or 60.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a decrease in interest rates, as well as a decrease in the monthly average cash balance.
Provision for Corporate Income Taxes
          We recorded an income tax provision of $8.1 million for the six months ended June 30, 2008 compared to a provision of $1.8 million for the six months ended June 30, 2007, calculated using the Company’s effective tax rate.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2008 was $57.3 million compared to $48.2 million for the six months ended June 30, 2007, for a $9.1 million increase. The net changes in certain operating assets and liabilities increased $4.5 million primarily due to decreases in pre-payments made to landlords and the timing of other vendor payments. Cash paid for interest decreased $4.3 million, while cash paid for taxes increased $5.0 million.
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

     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $43.5 million and $42.1 million for the six months ended June 30, 2008 and 2007, respectively. For the year ending December 31, 2008, we estimate we will invest between $90.0 million and $95.0 million in capital expenditures. This amount includes $21.0 million to continue to upgrade existing clubs, $9.0 million to support and enhance our management information systems and $6.0 million for the construction of a new regional laundry facility in our New York Sports Clubs market. The remainder of our 2008 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the Revolving Loan Facility. In addition, the Company received $1.1 million of insurance proceeds relating to the loss of property and equipment.
     Financing Activities. Net cash used in financing activities was $9.2 million for the six months ended June 30, 2008 compared to net cash provided by financing activities of $4.0 million for the same period in the prior year for a decrease in financing cash of $13.2 million. In February 2007, the net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the outstanding principal of the Old Senior Notes. In addition, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million decrease in cash related to financing activities. In addition, for the three months ended June 30, 2008 we repaid $9.0 million for amounts borrowed on the Revolving Loan Facility in December 2007.
     As of June 30, 2008, our total consolidated debt was $312.8 million. This substantial amount of debt could have significant consequences, including:
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
          As of June 30, 2008, TSI LLC had $182.7 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the New Senior Credit Facility. The interest rate on these borrowings was 4.31% as of June 30, 2008. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter beginning June 30, 2007. Total principal payments of $2.3 million have been made as of June 30, 2008.
          The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the New Senior Credit Facility. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the New Senior Credit Facility. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. There were no borrowings outstanding under the Revolving Loan Facility at June 30, 2008 and outstanding letters of credit issued totaled $11.5 million. The unutilized portion of the Revolving Loan Facility as of June 30, 2008 was $63.5 million.

     As of June 30, 2008, we were in compliance with the debt covenants in the New Senior Credit Facility and given our operating plans and expected performance for 2008, we expect we will continue to be in compliance during the remainder of 2008. These covenants may limit TSI LLC’s ability to incur additional debt. As of June 30, 2008, permitted borrowing capacity of $75.0 million was not restricted by the covenants.
     The terms of the indenture governing our 11% Senior Discount Notes and the New Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the New Senior Credit Facility and the indenture governing our 11% Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt.
     As of June 30, 2008, we had $130.1 million of the 11% Senior Discount Notes outstanding.
     As of June 30, 2008, we had $10.5 million of cash and cash equivalents.
     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7% and are generally non-collateralized. The notes are due on various dates through 2009.
     The aggregate long-term debt, and operating lease obligations as of June 30, 2008 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt(1)	$397,336	$1,902	$32,889	$34,159	$328,386
Operating Lease Obligations(2)	920,799	78,060	163,586	152,296	526,857

Total Contractual Cash Obligations	$1,318,135	$79,962	$196,475	$186,455	$855,243

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.
     As of June 30, 2008, we were operating at a working capital deficit of $63.1 million, of which $47.1 million is related to deferred revenue and does not need to be financed for the foreseeable future. In addition, we have lease commitments of $78.1 million for the next 12 months and expect to invest between $90.0 and $95.0 million in capital expenditures in 2008. We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through June 30, 2009. These expenditures will be funded by cash flow provided by operations, which amounted to $57.3 million for the first six months of 2008, available cash on hand of $10.5 million as of June 30, 2008, and, to the extent needed, available borrowings from the $75.0 million Revolving Loan Facility. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to June 30, 2009. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The Company does not hold any cash equivalents or investments that the Company believes will be impacted by the recent developments in the credit market.
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices, through privately negotiated transactions as conditions permit, or pursuant to a 10b5-1 plan adopted by the Company which permits the Company to repurchase its shares during periods in which the Company may be in possession of material non-public information. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of June 30, 2008, the Company had not made any stock repurchases.

Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements in this Form 10-Q.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
               Our debt consists of both fixed and variable debt facilities. As of June 30, 2008 and December 31, 2007, a total of $182.7 million and $183.6 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the six months ended June 30, 2008, our interest expense would have increased by approximately $927,000. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
          For additional information concerning the terms of our fixed-rate debt, see Note 7 to our financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
ITEM 4. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures: As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
          Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.
(a)	The Company held its 2008 Annual Meeting of Shareholders on May 15, 2008.

(b)	The following matters were voted upon at the annual meeting:
(i)	The first item considered was the election of nine directors of the Company to serve until the 2009 annual meeting of stockholders, and the results of such voting were as follows:

Nominee	For	Withheld
Alexander A. Alimanestianu	23,138,523	363,487
Keith E. Alessi	22,866,059	635,952
Paul N. Arnold	23,140,205	361,805
Bruce C. Bruckmann	23,102,856	399,154
J. Rice Edmonds	23,120,162	381,848
Jason M. Fish	23,075,824	426,186
Thomas J. Galligan III	23,142,601	359,409
Robert J. Giardina	23,138,473	363,537
Kevin McCall	23,142,551	359,459
(ii)	The second item was a proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2008, which was approved with 23,489,295 shares voted in favor of such proposal and 12,715 shares voted against such proposal.

(iii)	The third item was a proposal to approve the amendment and restatement of the Company’s 2006 Stock Incentive Plan and Section 162(m) performance goals thereunder, which was approved with 21,142,600 shares voted in favor of such proposal, 308,723 shares voted against such proposal and holders of 4,650 shares abstaining.
ITEM 5. Other Information.
          As described in the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2008, effective May 15, 2008, the Board of Directors of the Company amended and restated the Company’s by-laws (the “By-Laws”) in the form of Exhibit 3.1 to this Form 10-Q (the “Second Amended and Restated By-Laws”) to modify the advance notice provisions in Article II thereof.
          These modifications to the advance notice provisions clarify that the exclusive means for a stockholder to make nominations for a director or submit other business (other than matters properly brought under Rule 14a-8 under the Exchange Act) is the notice procedure set forth in Section 12 of Article II of the Second Amended and Restated By-Laws. This procedure includes timely notice to the Company’s Secretary of such proposal, specific requirements as to the content of such proposal and disclosure of all ownership interests, hedges and economic incentives of such stockholder with respect to the Company’s securities. For a stockholder’s notice to be timely in connection with an annual meeting of stockholders, it must be delivered to the Secretary of the Company not earlier than the close of business on the 150th day and not later than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary, then to be timely the notice must be delivered (a) not earlier than the close of business on the 120th day prior to the date of such annual meeting, and (b) not later than the close of business on the later of (i) the 90th day prior to the date of such annual meeting and (ii) if the first public announcement of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. The Second Amended and Restated By-Laws include a similar provision regarding special meetings at which directors are to be elected pursuant to the Company’s notice of meeting of stockholders.
          In addition, the Second Amended and Restated By-Laws contain a provision requiring a nominee for election or reelection as a director of the Company to deliver to the Secretary of the Company a written questionnaire with respect to such person’s background and qualification and a written representation and agreement regarding such person’s independence and compliance with publicly disclosed policies and guidelines of the Company.
          Prior to the amendment and restatement of the By-Laws, to be timely, a stockholder’s notice was required to be delivered to the Company’s Secretary not less than 60 days nor more than 90 days prior to the date of the annual meeting. If less than 70 days’ notice of the annual meeting was given to the Company’s stockholders, such notice to be timely was required not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was made.
          The foregoing descriptions of the Second Amended and Restated By-Laws and the By-Laws are qualified in their entirety by reference to the actual Second Amended and Restated By-Laws and the By-Laws, which are filed as Exhibits 3.1 and 99.1, respectively, to this Form 10-Q and hereby are incorporated by reference.
Item 6. Exhibits
          Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES
     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: July 31, 2008
	By:	/s/ Daniel Gallagher Daniel Gallagher
Chief Financial Officer
(principal financial, accounting officer)

INDEX TO EXHIBITS
     The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated By-Laws of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2008).

10.1	Amended and Restated 2006 Stock Incentive Plan (as amended and restated effective as of March 26, 2008) (the “2006 Stock Incentive Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2008).

10.2	Form of Restricted Stock Agreement pursuant to the 2006 Stock Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated By-Laws of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2008.)