Form 10-Q
period 2008-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2008-10-31
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of October 28, 2008 there were 26,449,607 shares of Common Stock of the Registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(All figures in $’000s, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,662	$5,463
Accounts receivable (less allowance for doubtful accounts of $3,505 and $2,797 as of September 30, 2008 and December 31, 2007, respectively)	13,107	8,815
Inventory	236	230
Prepaid income taxes	1,309	—
Prepaid expenses and other current assets	7,934	11,334

Total current assets	33,248	25,842
Fixed assets, net	349,820	337,152
Goodwill	50,176	50,165
Intangible assets, net	470	477
Deferred tax asset, net	46,745	44,345
Deferred membership costs	16,034	17,974
Other assets	11,901	12,808

Total assets	$508,394	$488,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,902	$10,898
Accounts payable	9,110	10,891
Accrued expenses	32,482	34,186
Accrued interest	414	738
Corporate income taxes payable	—	811
Deferred revenue	44,963	41,798

Total current liabilities	88,871	99,322
Long-term debt	314,013	305,124
Deferred lease liabilities	67,567	61,221
Deferred revenue	5,295	7,300
Other liabilities	14,752	15,613

Total liabilities	490,498	488,580
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 26,449,607 and 26,254,773 shares at September 30, 2008 and December 31, 2007, respectively	27	26
Paid-in capital	(14,733)	(16,977)
Accumulated other comprehensive income (currency translation adjustment)	830	814
Retained earnings	31,772	16,320

Total stockholders’ equity	17,896	183

Total liabilities and stockholders’ equity	$508,394	$488,763

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2008 and 2007
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Club operations	$126,682	$117,425	$379,318	$349,893
Fees and other	1,427	1,461	4,504	4,148

	128,109	118,886	383,822	354,041

Operating Expenses:
Payroll and related	49,171	43,331	146,228	132,645
Club operating	44,398	42,360	128,799	119,662
General and administrative	8,697	8,368	25,898	25,248
Depreciation and amortization	13,423	10,950	38,788	33,772
Impairment of fixed assets	839	—	1,981	—

	116,528	105,009	341,694	311,327

Operating income	11,581	13,877	42,128	42,714
Loss on extinguishment of debt	—	—	—	12,521
Interest expense	5,783	6,493	17,930	19,902
Interest income	(76)	(344)	(291)	(882)
Equity in the earnings of investees and rental income	(634)	(447)	(1,701)	(1,351)

Income before provision for corporate income taxes	6,508	8,175	26,190	12,524
Provision for corporate income taxes	2,668	3,100	10,738	4,884

Net income	$3,840	$5,075	$15,452	$7,640

Earnings per share:
Basic	$0.15	$0.19	$0.59	$0.29
Diluted	$0.14	$0.19	$0.58	$0.29
Weighted average number of shares used in calculating earnings per share:
Basic	26,445,288	26,225,449	26,389,804	26,122,531
Diluted	26,547,121	26,678,939	26,464,915	26,583,782

Statements of Comprehensive Income
Net income	$3,840	$5,075	$15,452	$7,640
Foreign currency translation adjustments	(441)	(171)	16	(183)

Comprehensive income	$3,399	$4,904	$15,468	$7,457

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(All figures in $’000s)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$15,452	$7,640

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,788	33,772
Impairment of fixed assets	1,981	—
Non-cash interest expense on Senior Discount Notes	10,328	9,268
Loss on extinguishment of debt	—	12,521
Amortization of debt issuance costs	583	630
Noncash rental expense, net of noncash rental income	(242)	495
Compensation expense incurred in connection with stock options and common stock grants	876	616
Net changes in certain operating assets and liabilities	3,770	3,168
Increase in deferred tax asset	(2,400)	(9,778)
Landlord contributions to tenant improvements	4,282	3,958
Change in reserve for self-insured liability claims	1,738	2,085
Decrease (increase) in deferred membership costs	1,940	(1,834)
Other	(190)	104

Total adjustments	61,454	55,005

Net cash provided by operating activities	76,906	62,645

Cash flows from investing activities:
Capital expenditures	(63,162)	(64,580)
Insurance proceeds	1,074	—
Acquisition of business	—	(4,450)

Net cash used in investing activities	(62,088)	(69,030)

Cash flows from financing activities:
Proceeds from New Credit Facility	—	185,000
Costs related to issuance of New Credit Facility	—	(2,634)
Repayment of Senior Notes	—	(169,999)
Premium paid on extinguishment of debt and related costs	—	(9,309)
Repayment of long term borrowings	(1,435)	(1,105)
Repayment of borrowings on Revolving Loan Facility	(9,000)	—
Change in book overdraft	(583)	2,122
Proceeds from exercise of stock options	1,194	1,997
Excess tax benefit from stock option exercises	174	1,061

Net cash (used in) provided by financing activities	(9,650)	7,133

Effect of exchange rate changes on cash	31	111

Net increase in cash and cash equivalents	5,199	859
Cash and cash equivalents at beginning of period	5,463	6,810

Cash and cash equivalents at end of period	$10,662	$7,669

Summary of change in certain operating assets and liabilities:
(Increase) in accounts receivable	$(3,611)	$(4,479)
(Increase) decrease in inventory	(4)	210
Decrease (increase) in prepaid expenses and other current assets	3,478	(1,219)
Increase in accounts payable, accrued expenses and accrued interest	4,884	2,509
Change in corporate income taxes	(2,120)	(456)
Increase in deferred revenue	1,143	6,603

Net changes in certain operating assets and liabilities	$3,770	$3,168

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,795	$13,517

Cash payments for income taxes	$15,233	$14,054

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All figures $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of September 30, 2008, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI LLC”), operated 164 fitness clubs (“clubs”) comprised of 112 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 23 clubs in the Boston market under the “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. The Company operates in a single segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on February 29, 2008 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.
          For the three and nine months ended September 30, 2008, the Company recorded impairment losses of $839 and $1,226, respectively, on fixed assets related to the decision to close clubs prior to their lease expiration dates. In addition, in the nine months ended September 30, 2008, the Company recorded an impairment loss of $755 on fixed assets of a remote club that did not benefit from being part of a regional cluster and did not sustain profitable membership levels given the competition in its market. This club therefore experienced a decline in asset fair value. The impairment losses are included as a separate line in operating income on the consolidated statement of operations.
     Certain reclassifications were made to the reported amounts for the nine months ended September 30, 2007 to conform to the presentation for the nine months ended September 30, 2008.
2. Recent Accounting Changes
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008 for the Company. On February 12, 2008 the FASB issued FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” delaying the effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s Consolidated Financial Statements. The Company is still evaluating the impact of SFAS 157 for non-financial assets and non-financial liabilities on its Consolidated Financial Statements.
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
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We do not expect the adoption of FAS 141(R) to have an impact on our Consolidated Financial Statements. A significant impact may, however, result from any future business acquisitions.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We currently do not have any noncontrolling interests in our subsidiaries.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in Staff Accounting Bulletin No. 107 (“SAB 107”), in developing an estimate of the expected term of plain-vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff states that it understands that such detailed information may not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.
3. Long-Term Debt

	September 30,	December 31,
	2008	2007
	($’000s)	($’000s)
Term Loan Facility	$182,225	$183,613
Revolving Loan Facility borrowings	—	9,000
11% Senior Discount Notes (Payment-in-Kind Notes)	133,638	123,310
Notes payable for acquired businesses	52	99

	315,915	316,022
Less current portion to be paid within one year	1,902	10,898

Long-term portion	$314,013	$305,124

     On February 27, 2007, TSI Holdings and TSI LLC entered into a $260,000 senior secured credit facility (the “New Senior Credit Facility”). The New Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”), a $75,000 revolving credit facility (the “Revolving Loan Facility”), and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowings are subject to compliance with certain conditions precedent by TSI LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI LLC.
     Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the New Senior Credit Facility. The Company was under the Eurodollar rate option and as of September 30, 2008, this rate was 4.31%. The base rate option would have been 5.75% as of September 30, 2008, if elected.
     The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined in the New Senior Credit Facility for which the definition excludes the 11% Senior Discount Notes from consolidated indebtedness, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis. As of September 30, 2008, the Company’s leverage ratio was 1.75:1.00. There were no borrowings outstanding under the Revolving Loan Facility as of September 30, 2008 and outstanding letters of credit issued totaled $11,879. The unutilized portion of the Revolving Loan Facility as of September 30, 2008 was $63,121.
4. Earnings Per Share
     Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average numbers of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to account for the assumed exercise of dilutive stock options and restricted stock using the treasury stock method.
     For the three and nine months ended September 30, 2008 and 2007, we did not include stock options to purchase 901,650 and 463,000 shares, respectively, of the Company’s Common Stock in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price over the respective periods and their inclusion would be anti-dilutive.
     The following table summarizes the weighted average number of shares of Common Stock for basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Weighted average number of shares of Common Stock outstanding — basic	26,445,288	26,225,449	26,389,804	26,122,531
Effect of diluted stock options and restricted Common Stock	101,833	453,490	75,111	461,251

Weighted average number of shares of Common Stock outstanding — diluted	26,547,121	26,678,939	26,464,915	26,583,782

5. Common Stock and Stock-Based Compensation
     The Company’s Amended and Restated 2006 Stock Incentive Plan (the “Plan”) authorizes the Company to issue up to 2,500,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the Plan, generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code of 1986, as amended. The Plan was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. Certain options granted under the Company’s 2004 Common Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option granted under this plan may not be less than the fair market value of Common Stock on the option grant date.

     Option Grants
     Options granted during the nine months ended September 30, 2008 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black Scholes		Dividend	Risk Free	Expected
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	Term (Years)
January 2, 2008	5,000	$9.35	$4.24	45.9%	0.0%	2.71%	5.50
March 4, 2008	100,000	$7.73	$3.83	47.0%	0.0%	3.00%	6.25
May 6, 2008	100,000	$9.54	$4.97	49.8%	0.0%	3.30%	6.25
June 13, 2008	120,000	$9.83	$5.15	50.2%	0.0%	3.30%	6.25

Total	325,000

     There were no option grants in the three months ended September 30, 2008.
     At September 30, 2008, the Company had 369,240 and 971,690 stock options outstanding under its 2004 Common Stock Option Plan and the Plan, respectively. The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to these plans was $341 and $797 for the three and nine months ended September 30, 2008, respectively and $258 and $613 for the three and nine months ended September 30, 2007, respectively.
     As of September 30, 2008, a total of $2,905 in unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.3 years.
     Restricted Stock Grants
     On June 13, 2008, the Company issued 25,000 shares of restricted Common Stock to employees. The fair value per share was $9.83, the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary date of the grant. The Company recognized compensation expense of $12 and $14 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, a total of $215 in unrecognized compensation expense is expected to be recognized through June 13, 2012.
     Stock Repurchase Plan
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of September 30, 2008, the Company had not made any stock repurchases.
6. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: “New York Sports Clubs”, “Boston Sports Clubs”, “Washington Sports Clubs” and “Philadelphia Sports Clubs”, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     In each of the quarters ended March 31, 2008 and 2007, the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2008 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. The Company has experienced declines in both its consolidated operating results and its stock price during the three months ended September 30, 2008 as compared to the prior quarter. The Company believes that this decline is reflective of the current macro-economic state of the US economy, the significant increase in trade float resulting from the distribution of the Common Stock by Bruckmann, Rosser, Sherrill and Co., L.P. on September 16, 2008, as described in the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2008 and a decrease in the market’s expectations of the Company’s future earnings. Stock prices have been at these historic lows for a very short period of time. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Management believes that these declines are temporary. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Management will continue to monitor factors affecting the valuation of intangible assets and determine if any further interim review of goodwill is needed.
The change in the carrying amount of goodwill from December 31, 2007 through September 30, 2008 is as follows:

Balance as of December 31, 2007	$50,165
Changes due to foreign currency exchange rate fluctuations	11

Balance as of September 30, 2008	$50,176

	As of September 30, 2008
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,211	$(11,076)	$135
Covenants-not-to-compete	1,687	(1,352)	335
Beneficial lease	223	(223)	—

	$13,121	$(12,651)	$470

	As of December 31, 2007
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$11,678	$(11,300)	$378
Covenants-not-to-compete	1,151	(1,059)	92
Beneficial lease	223	(216)	7

	$13,052	$(12,575)	$477

     The amortization expense of the above acquired intangible assets for each of the four years ending September 30, 2012 is as follows:

Aggregate Amortization Expense for the twelve months ending September 30, ($’000s)
2009	$332
2010	57
2011	57
2012	24

$470

     Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $544 and $348, respectively.

7. Income Taxes
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods had not changed significantly as of September 30, 2008 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.
     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of September 30, 2008, the amount accrued for interest was $78.
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

9. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	($’000s)		($’000s)
	2008	2007	2008	2007
Revenue	$813	$907	$2,587	$2,738
Income from operations	229	331	961	1,111
Net income	190	307	851	1,030

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
     We are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2008, we owned and operated 164 clubs that collectively served approximately 519,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000. We believe that the upper value segment that we serve is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.
     Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of September 30, 2008, approximately 38% of our members participated in our passport membership plan that allows unlimited access to all of our clubs in our clusters for a higher monthly membership fee. The remaining 62% of our members participate in a gold membership plan that allows unlimited access to a designated club and access to all other clubs in the chain during off-peak hours.
     We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our “New York Sports Clubs” brand name. We are the largest fitness club operator in Manhattan with 40 locations (more than twice as many as our nearest competitor) and operated a total of 112 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2008. We operated 23 clubs in the Boston region under our “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2008. In addition, we operated three clubs in Switzerland as of September 30, 2008. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We consider that we have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These comprised 81.3% of our total revenue for the nine months ended September 30, 2008. We recognize revenue from membership dues in the month when the services are rendered. Approximately 95% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the nine months ended September 30, 2008, we generated 12.4% of our revenue from personal training and 5.1% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.2% of our revenue for the nine months ended September 30, 2008) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

     Our revenues, operating income and net income for the three months ended September 30, 2008 were $128.1 million, $11.6 million and $3.8 million, respectively. Our revenues, operating income and net income for the nine months ended September 30, 2008 were $383.8 million, $42.1 million and $15.5 million, respectively.
          Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs, including certain elements of rent, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, certain facility repairs and club supplies.
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
     The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. The Company has experienced declines in both its consolidated operating results and its stock price during the three months ended September 30, 2008 as compared to the prior quarter. The Company believes that this decline is reflective of the current macro-economic state of the US economy, the significant increase in trade float resulting from the distribution of the Common Stock by Bruckmann, Rosser, Sherrill and Co., L.P. on September 16, 2008, as described in the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2008, and a decrease in the market’s expectations of the Company’s future earnings. Stock prices have been at these historic lows for a very short period of time. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Management believes that these declines are temporary. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Management will continue to monitor factors affecting the valuation of intangible assets and determine if any further interim review of goodwill is needed.
Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2007 and the first three quarters of 2008.

	2007					2008
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	147	150	150	152	147	159	160	161
New clubs opened	3	1	2	8	14	2	3	1
Clubs acquired	—	—	—	1	1	—	—	—
Clubs closed, relocated or merged	—	(1)	—	(2)	(3)	(1)	(2)	—

Wholly owned clubs at end of period	150	150	152	159	159	160	161	162

Total clubs operated at end of period (1)	152	152	154	161	161	162	163	164

(1)	Includes wholly owned and partly owned clubs. In addition to the above, as of September 30, 2008 and December 31, 2007, we managed four and five university fitness clubs, respectively, in which we did not have an equity interest.

Comparable Club Revenue
          We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period at the prior year. Comparable club revenue growth was 2.2% and 3.3% for the three and nine months ended September 30, 2008, respectively.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	38.3	36.5	38.1	37.5
Club operating	34.7	35.6	33.5	33.8
General and administrative	6.8	7.0	6.8	7.1
Depreciation and amortization	10.5	9.2	10.1	9.5
Impairment of fixed assets	0.7	—	0.5	—

	91.0	88.3	89.0	87.9

Operating income	9.0	11.7	11.0	12.1
Loss on extinguishment of debt	—	—	—	3.5
Interest expense	4.5	5.5	4.7	5.6
Interest income	(0.1)	(0.3)	(0.1)	(0.2)
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.4)	(0.4)

Income before provision for corporate income taxes	5.1	6.9	6.8	3.6
Provision for corporate income taxes	2.1	2.6	2.8	1.4

Net income	3.0%	4.3%	4.0%	2.2%

     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue (in $’000s) was comprised of the following:

	Three Months Ended September 30,
	2008		2007
	Revenue	% Revenue	Revenue	% Revenue	% Growth
Membership dues	$101,025	78.9%	$93,735	78.8%	7.8%
Initiation fees	3,505	2.7%	3,202	2.7%	9.5%

Membership revenue	104,530	81.6%	96,937	81.5%	7.8%

Personal training revenue	14,871	11.6%	13,243	11.2%	12.3%
Other ancillary club revenue	7,281	5.7%	7,245	6.1%	0.5%

Ancillary club revenue	22,152	17.3%	20,488	17.3%	8.1%
Fees and other revenue	1,427	1.1%	1,461	1.2%	(2.3)%

Total revenue	$128,109	100.0%	$118,886	100.0%	7.8%

     The increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the three months ended September 30, 2008, revenue increased $736,000, or 0.7%, compared to the three months ended September 30, 2007 at our clubs opened or acquired prior to September 30, 2006. For the three months ended September 30, 2008, revenue increased $10.5 million compared to the three months ended September 30, 2007 at the 24 clubs opened or acquired subsequent to September 30, 2006. These increases in revenue were offset by a $1.7 million revenue decrease related to the seven clubs that were closed subsequent to September 30, 2006.
     Comparable club revenue increased 2.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Of this 2.2% increase, 0.9% was due to an increase in membership, 0.9% was due to an increase in price and

0.4% was due to an increase in ancillary club revenue and fees and other revenue. Comparable club revenue has been slowly trending down during 2008. Comparable club revenue increased 4.5% for the three months ended March 31, 2008, 3.2% for the three months ended June 30, 2008 and 2.2% for the three months ended September 30, 2008 compared to the same respective periods in 2007. This downward trend could continue in future quarters.
Operating expenses (in $’000s) were comprised of the following:

	Three Months Ended
	September 30,
	2008	2007	% Variance
Payroll and related	$49,171	$43,331	13.5%
Club operating	44,398	42,360	4.8%
General and administrative	8,697	8,368	3.9%
Depreciation and amortization	13,423	10,950	22.6%
Impairment of fixed assets	839	—	100.0%

Operating expenses	$116,528	$105,009	11.0%

          Operating expenses increased from 2007 to 2008 due to the following factors:
          Payroll and related. This increase was attributable to a 7.8% increase in the total months of club operation from 451 to 486 and discounting of our membership initiation fees. We have been discounting our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase in payroll of approximately $2.1 million when compared to prior year. In addition, payroll costs directly related to our personal training, group fitness training, and programming for children increased $1.8 million or 17.9%, principally due to the increase in revenue related to these programs.
          Club operating. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $2.6 million. Rent and occupancy costs increased $2.8 million at clubs that opened after July 1, 2007 or that are currently under construction and increased $248,000 at our clubs opened prior to July 1, 2007. Rent and occupancy expenses decreased $347,000 at our clubs closed and/or relocated after July 1, 2007.

•	Advertising and marketing expenses decreased $1.5 million to $2.3 million from $3.8 million, primarily due to a reduction in general awareness advertising in 2008. We have decreased advertising expense as we discount our new member initiation fees in an effort to drive membership sales.
          Depreciation and amortization. This increase was principally due to expanded clubs and fifteen new clubs added subsequent to September 30, 2007.
          Impairment of fixed assets: For the three months ended September 30, 2008, the Company recorded an impairment loss of $839,000 on fixed assets related the planned closure of a club prior to its lease expiration. The impairment loss is included as a separate line in operating income on the consolidated statement of operations.
Interest Expense
          Interest expense decreased $710,000 or 10.9% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease is a result of the February 27, 2007 refinancing of the 9 5/8% Senior Notes (the “Old Senior Notes”) with our Term Loan Facility at a variable rate. For the three months ended September 30, 2007, the average variable interest rate was approximately 7.1%, while the average rate for the three months ended September 30, 2008 decreased to approximately 4.31%.
Interest Income
          Interest income decreased $268,000 to $76,000 for the three months ended September 30, 2008 from $344,000 for the three months ended September 30, 2007 due to a decrease in interest rates, as well as a decrease in the monthly average cash balance.

Provision for Corporate Income Taxes
          We recorded an income tax provision of $2.7 million for the three months ended September 30, 2008 compared to a provision of $3.1 million for the three months ended September 30, 2007, calculated using the Company’s effective tax rate.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue (in $’000s) was comprised of the following:

	Nine Months Ended September 30,
	2008		2007
	Revenue	% Revenue	Revenue	% Revenue
Membership dues	$301,696	78.6%	$278,537	78.7%	8.3%
Initiation fees	10,393	2.7%	9,181	2.6%	13.2%

Membership revenue	312,089	81.3%	287,718	81.3%	8.5%
Personal training revenue	47,712	12.4%	42,646	12.0%	11.9%
Other ancillary club revenue	19,517	5.1%	19,529	5.5%	0.0%

Ancillary club revenue	67,229	17.5%	62,175	17.5%	8.1%
Fees and other revenue	4,504	1.2%	4,148	1.2%	8.6%

Total revenue	$383,822	100.0%	$354,041	100.0%	8.4%

          Revenue increased $29.8 million, or 8.4%, to $383.8 million for the nine months ended September 30, 2008 from $354.0 million for the nine months ended September 30, 2007. This increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the nine months ended September 30, 2008, revenues increased $6.4 million, or 1.9%, at our clubs opened or acquired prior to September 30, 2006. For the nine months ended September 30, 2008, revenue increased $28.5 million at the 24 clubs opened or acquired subsequent to September 30, 2006. These increases in revenue were offset by a $4.2 million revenue decrease related to the seven clubs that were closed subsequent to September 30, 2006.
          Comparable club revenue increased 3.3% for the nine months ended September 30, 2008. Of this 3.3% increase, 1.4% was due to an increase in membership, 1.1% was due to an increase in price and 0.8% was due to an increase in ancillary club revenue and fees and other revenue.
Operating expenses (in $’000s) were comprised of the following:

	Nine Months Ended
	September 30,
	2008	2007	% Variance
Payroll and related	$146,228	$132,645	10.2%
Club operating	128,799	119,662	7.6%
General and administrative	25,898	25,248	2.6%
Depreciation and amortization	38,788	33,772	14.9%
Impairment of fixed assets	1,981	—	100.0%

Operating expenses	$341,694	$311,327	9.8%

          Operating expenses increased due to the following factors:
          Payroll and related. This increase was attributable to a 7.8% increase in the total months of club operation from 1,341 to 1,446 and discounting of our member initiation fees. We have been discounting our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase in payroll of approximately $4.6 million when compared to prior year. In addition, payroll costs directly related to our personal training, group fitness training, and programming for children increased $4.7 million, or 15.2%, principally due to the increase in revenue related to these programs.

          Club operating. This increase was primarily due to the following:
•	Rent and occupancy expenses increased $7.3 million. Rent and occupancy costs increased $6.7 million at clubs that opened after July 1, 2007, or that are currently under construction and increased $1.2 million at our clubs opened prior to July 1, 2007. Rent and occupancy expenses decreased $477,000 at our clubs closed and/or relocated after July 1, 2007.

•	Cleaning, laundry and towel expenses increased $1.6 million due to new club openings, an increase in the number of clubs that used an outsourced laundry service, as well as overall increase in member usage of 12.6%.

•	Advertising and marketing expenses decreased $2.6 million to $6.2 million from $8.8 million primarily due to a reduction in general awareness advertising in 2008.
          Depreciation and amortization. This increase was principally due to expanded clubs and fifteen new clubs added subsequent to September 30, 2007. Offsetting these increases are insurance proceeds of approximately $600,000 received for fixed asset damages at two of our clubs.
          Impairment of fixed assets: During the nine months ended September 30, 2008, we recorded an impairment loss of $755,000 on fixed assets of a remote club that did not benefit from being part of a regional cluster and did not sustain profitable membership levels given the competition in its market and $1.2 million related to the planned closures of two clubs prior to the lease expiration dates.
Loss on Extinguishment of Debt
          For the nine months ended September 30, 2007 loss on extinguishment of debt was $12.5 million. The proceeds from the New Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of the Old Senior Notes. We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the Old Senior Notes. Net deferred financing costs related to the Old Senior Notes and the related facility totaling approximately $3.2 million were expensed in the first quarter of 2007. There were no such costs in the nine months ended September 30, 2008.
Interest Expense
          Interest expense decreased $2.0 million, or 9.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease is a result of the February 27, 2007 refinancing of the Old Senior Notes with our Term Loan Facility at a variable rate. For the nine months ended September 30, 2007, the average variable interest rate was approximately 7.7%, while the average variable interest rate for the nine months ended September 30, 2008 decreased to approximately 5.3%.
Interest Income
          Interest income decreased $591,000, or 67.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a decrease in interest rates, as well as a decrease in the monthly average cash balance.
Provision for Corporate Income Taxes
          We recorded an income tax provision of $10.7 million for the nine months ended September 30, 2008 compared to $4.9 million for the nine months ended September 30, 2007, calculated using the Company’s effective tax rate.

Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2008 was $76.9 million compared to $62.6 million for the nine months ended September 30, 2007, for a $14.3 million increase. The net decrease in prepaid expenses and other current assets contributed to a $4.7 million increase in cash primarily due to decreases in pre-payments made to landlords and the timing of other vendor payments. Cash paid for interest decreased $5.7 million.
     Excluding the effects of cash and cash equivalent balances, we normally operate with a working capital deficit because we receive dues and program and services fees either (i) for the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 30-month period, which represents the approximate life of a member. At the time a member joins our club we incur enrollment costs which are deferred over 30 months. These costs typically offset the impact initiation fees have on working capital. We do not believe we will have to finance this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances that give rise to the majority of this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $62.1 million and $69.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the year ending December 31, 2008, we estimate we will invest between $90.0 million and $95.0 million in capital expenditures. This amount includes $22.0 million to continue to upgrade existing clubs, $9.0 million to support and enhance our management information systems and $5.0 million for the construction of a new regional laundry facility in our New York Sports Clubs market. The remainder of our 2008 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the Revolving Loan Facility. In addition, the Company received $1.1 million of insurance proceeds relating to the loss of property and equipment.
     Financing Activities. Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $7.1 million for the same period in the prior year for a decrease in financing cash of $16.8 million. In February 2007, the net proceeds after issuance costs from the New Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the outstanding principal of the Old Senior Notes. In addition, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million decrease in cash related to financing activities. In addition, for the three months ended September 30, 2008 we repaid $9.0 million for amounts borrowed on the Revolving Loan Facility in December 2007.

As of September 30, 2008, our total consolidated debt was $315.9 million. This substantial amount of debt could have significant consequences, including:
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
     As of September 30, 2008, TSI LLC had $182.2 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the New Senior Credit Facility. The Company was under the Eurodollar rate option and as of September 30, 2008, this rate was 4.31%. The base rate option would have been 5.75% as of September 30, 2008, if elected. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter beginning June 30, 2007. Total principal payments of $2.8 million have been made as of September 30, 2008.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the New Senior Credit Facility. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the New Senior Credit Facility. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. There were no borrowings outstanding under the Revolving Loan Facility at September 30, 2008 and outstanding letters of credit issued totaled $11.9 million. The unutilized portion of the Revolving Loan Facility as of September 30, 2008 was $63.1 million.
     As of September 30, 2008, we were in compliance with the debt covenants in the New Senior Credit Facility and given our operating plans and expected performance for 2008, we expect we will continue to be in compliance during the remainder of 2008. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of September 30, 2008, the Company’s leverage ratio, as defined was 1.75:1.00. Consolidated indebtedness as defined excludes the 11% Senior Discount Notes. These covenants may limit TSI LLC’s ability to incur additional debt. As of September 30, 2008, permitted borrowing capacity of $75.0 million was not restricted by the covenants.
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
     As of September 30, 2008, we had $133.6 million of the 11% Senior Discount Notes outstanding.
     As of September 30, 2008, we had $10.7 million of cash and cash equivalents.

     Notes payable were incurred upon the acquisition of various clubs and are subject to possible post acquisition reductions arising out of operations of the acquired clubs. These notes bear interest at rates between 6% and 7% and are generally non-collateralized. The notes are due on various dates through 2009.
     The aggregate long-term debt, and operating lease obligations as of September 30, 2008 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt(1)	$396,924	$1,902	$32,890	$345,633	$16,499
Operating Lease Obligations(2)	925,045	80,145	165,340	152,620	526,940

Total Contractual Cash Obligations	$1,321,969	$82,046	$198,230	$498,253	$543,439

Notes:

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.
     As of September 30, 2008, we were operating at a working capital deficit of $55.6 million, of which $45.0 million is related to deferred revenue and does not need to be financed for the foreseeable future. In addition, we have lease commitments of $80.1 million for the next 12 months and expect to invest between $90.0 and $95.0 million in capital expenditures in 2008 as planned. We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through September 30, 2009. These expenditures will be funded by cash flow provided by operations, which amounted to $76.9 million for the first nine months of 2008, available cash on hand of $10.7 million as of September 30, 2008, and, to the extent needed, available borrowings from the $75.0 million Revolving Loan Facility. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to September 30, 2009. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The Company does not hold any cash equivalents or investments that the Company believes will be impacted by the recent developments in the credit market.
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices, through privately negotiated transactions as conditions permit, or pursuant to a 10b5-1 plan adopted by the Company which permits the Company to repurchase its shares during periods in which the Company may be in possession of material non-public information. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of September 30, 2008, the Company had not made any stock repurchases.
     The current volatility in the capital and credit markets has reached extraordinary levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions could lead to reduced consumer spending in the foreseeable future and cause member cancellations and/or a decrease in new memberships. This could adversely affect our industry, business and results of operations.
     These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is the source of credit for our borrowing and liquidity. It is difficult to predict how long the current economic and capital and credit market conditions will continue, however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material on our business and therefore our results of operations. Based on information available to us, we do not expect that any of the financial institutions that are a party to our New Senior Credit Facility would be unable to fulfill their obligations thereunder as of the filing date of this Quarterly Report on Form 10-Q.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
          Our debt consists of both fixed and variable debt facilities. As of September 30, 2008 and December 31, 2007, a total of $182.2 million and $183.6 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the nine months ended September 30, 2008, our interest expense would have increased by approximately $1.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 7 to our financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
ITEM 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures: As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have not been any additional material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
DATE: October 30, 2008
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