Form 10-K
period 2008-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2009-03-05
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $115.1 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of February 26, 2009, there were 22,585,966 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

In this Form 10-K, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries and references to “TSI, LLC” and “TSI, Inc.” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.), our wholly-owned operating subsidiary.

General

Based on the number of clubs, we are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club owner and operator in the United States. As of December 31, 2008, the Company, through its subsidiaries, operated 166 fitness clubs under our four key brand names; “New York Sports Clubs,” “Boston Sports Clubs,” “Philadelphia Sports Clubs” and “Washington Sports Clubs”. These clubs collectively served approximately 510,000 members, excluding pre-sold, short-term and seasonal memberships, as of December 31, 2008. We are the largest fitness club owner and operator in Manhattan with 40 locations (more than twice as many as our nearest competitor) and owned and operated a total of 112 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2008. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2008. In addition, we owned and operated three clubs in Switzerland as of December 31, 2008. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 60 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.

We currently offer three types of memberships in our clubs, “Passport”, “Regional Passport” and “Gold”. The Regional Passport Membership was added in the fourth quarter of 2008 and allows a member access to all of our clubs within a single region, while the Passport Membership allows access to all clubs in all four regions. As of December 31, 2008, approximately 38% of our members participated in our Passport or Regional Passport Memberships and 62% of our members participate in a Gold Membership, which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Members can elect to commit to a predetermined minimum contract period of one or two years in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis.

Over our 35-year history, we have developed and refined our club formats that allow us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average 40,000 square feet. The aggregate average size of all of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting the quality exercise experience that we strive to make available to our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

Industry Overview

Total U.S. fitness club industry revenues increased at a compound annual growth rate of 7.7% from $9.6 billion in 1998 to $18.7 billion in 2007, according to the International Health, Racquet and Sportsclub Association, or IHRSA. Total U.S. fitness club memberships increased at a compound annual growth rate of 3.9% from 29.5 million in 1998 to 41.5 million in 2007, according to IHRSA.

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation and the coming of age of their offspring, the so-called “echo boomers” (the generation born between 1982 and 1994). With 66% of American adults and 32% of American children considered overweight or obese and healthcare entering a period of severe economic crisis, fitness may be a remedy for many physical and psychological difficulties. Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2001), have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations.

Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased significantly from 12.1% in 1998 to 15.6% in 2007 according to the IHRSA/American Sports Data Health Club Trend Report. The industry continues to attract new members and keep them, with 48% of members indicating that they were “first-time” members in 2007 and 52% having a membership life of three years or more, according to the IHRSA/American Sports Data Health Club Trend Report.

As a large operator with recognized brand names, leading regional market shares and an established operating history, we believe we are well positioned to benefit from these industry dynamics.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.  Based on the number of clubs, we are the fourth largest fitness club owner and operator in the United States and the second largest fitness club owner and operator in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York and Boston regions, the second largest owner and operator in the Washington, D.C. region and the third largest owner and operator in the Philadelphia region. We attribute our leadership positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy providing significant benefits to members.  By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs through our Passport or Regional Passport Memberships, which provide the convenience of having fitness clubs near a member’s workplace and home. Approximately 38% of our members have a Regional Passport or Passport Membership, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location.

Regional clustering strategy designed to maximize revenues and achieve economies of scale.  We believe our regional clustering strategy allows us to maximize revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis, which new entrants into the market will have difficulty achieving. Regional clustering is attractive to corporations seeking to promote a healthy lifestyle by providing group memberships to their employees at a discount. We also partner with many groups that serve our communities; including the New York City Police and Fire Departments in our New York Sports Clubs region, the Southeastern Pennsylvania Transportation Authority (SEPTA) transportation company in our Philadelphia Sports Clubs region and the District of Columbia Government, including all city agencies in our Washington Sports Clubs region. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to compete effectively with us. We believe that this would be difficult given the relative scarcity of suitable sites in our urban markets. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses and to reduce our capital spending needs. Regional clustering also provides the opportunity for members who relocate to remain members of our clubs, thus aiding in member retention.

Expertise in site selection and development process.  We believe that our expertise in site selection and development provides an advantage over our competitors given the complex real estate markets in the metropolitan areas in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a rigorous process involving demographic and competitive analysis, financial modeling, site selection and negotiation of lease and acquisition terms to ensure that a location meets our criteria for a model club. We believe our flexible club formats are well suited to the challenging real estate environments in our markets.

Business Strategy

In the long-term, we intend to maximize our revenues, earnings, cash flows and net member growth using the following strategies:

Enhance the quality of the member experience.  Our company’s mission is “Improving Lives Through Exercise.” We have commenced a program which we expect to inspire members to embrace regular exercise and achieve their fitness goals by securing their loyalty through customer service and providing state-of-the-art facilities, programs and services. We tailor the hours of each club to the needs of the specific member demographic utilizing each club; offer a variety of ancillary services, including group classes, small group training, personal training, Sports Clubs for Kids programs, and the XpressLine program (a supervised, high-intensity, efficient workout program); offer a variety of different sports facilities in each regional cluster of clubs; offer modern, varied and well-maintained exercise and fitness equipment; and offer an assortment of additional amenities including access to babysitting, sports massage and pro shops. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health and maintaining and expanding our programs and services, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership.

Drive comparable club revenue and profitability growth by implementing our business strategy.  Our future financial performance will depend, in part, on growth of revenue at clubs that we have operated for more than 12 months. Comparable club revenue growth is defined as revenues for the thirteenth month at a specified club and thereafter as compared to the same period at that club during the prior year. Historically, comparable club revenue growth has been a significant factor in our revenue growth, with comparable club revenue growth for each of the five years from 2004 to 2008, ranging between 2.2% to 7.9%. However, in part as a result of the current economic environment, we experienced higher member attrition and lower average revenue per member in 2008 than in 2007. As a result, for the year ended December 31, 2008, our comparable club revenue growth was 2.2%, a decrease compared to 5.2% for the year ended December 31, 2007. We experienced a comparable club revenue decrease of 1.4% in the fourth quarter of 2008, and we expect comparable club revenue to continue to decrease throughout 2009. Comparable club revenue growth is dependent upon the implementation of our strategic initiatives, including our “commit” membership plan and our focus on ancillary revenues. Our commit membership model encourages new members to commit to a one- or two-year membership at a discount to our month-to-month plan, which encourages member retention and loyalty. We are also focusing on ancillary services, which enhance the member experience and provide us with a means for increasing comparable club revenues without a similar increase in fixed costs. Despite current challenges, we continue to work to differentiate our brand through having expertise in fitness, group exercise and small group training, and an emphasis on operational excellence. We will continue to focus on reducing member attrition and increasing ancillary revenues by making improvements to our membership experience and expect to return to positive comparable revenue growth in the future.

Increase number of clubs by expanding within regional clusters.  We have increased the total clubs under operation from 129 as of January 1, 2004 to 166 as of December 31, 2008. Our plan for 2009 is to open four new clubs and close between four and seven clubs. We expect real estate and construction costs to decrease during 2009 and will monitor such trends before returning to an expansion mode. We intend to strengthen our market position and to increase revenues and earnings in our existing markets principally through the opening of new clubs any opportunistic acquisitions of existing clubs currently run by other operators that fill a market need for us. Our expertise in the site selection and development process combined with our established club-level economic model enables us to generate attractive returns from the opening of new clubs. We have currently identified over 173 fitness-only and multi-recreational locations in our existing and secondary markets that we believe possess the criteria for a model club.

Grow ancillary and other non-membership revenues.  We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $57.9 million, or 16.4% of revenues for the year ended December 31, 2004, to $92.1 million, or 18.2% of revenues for the year ended December 31, 2008. We intend to continue to expand the current range of value-added services and programs that we offer to our members, such as personal training and “Sports Clubs for Kids”. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Realize benefits from maturation of recently opened clubs.  From January 1, 2007 to December 31, 2008, we opened or acquired 24 clubs. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of this group of 24 clubs will improve as the clubs reach maturity.

Marketing

Our marketing strategy primarily focuses on growing our membership base, increasing profitability on a per customer basis and building and sustaining brand equity. In pursuit of these objectives, we have the combined advantages, relative to many of our competitors, of existing high levels of brand awareness and preference, leading market positions and the ability to derive economies of scale from a regional multi-club platform and a centralized marketing function. We are organized to enable close collaboration between our marketing, sales and operations staff, all under the direction of our chief operating officer. This helps align efforts around operational objectives and ensures a primary focus on customer experience.

Brand awareness and preference is aided by a number of factors, including the visibility of multiple retail locations and associated signage across each region, a membership base of 510,000 as of December 31, 2008, who generate word-of-mouth and referrals, a thirty-five year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.

Our regional concentration and clustering strategy create economies of scale in our marketing and advertising investments which increase their overall efficiency and effectiveness. Clustering enables broader reach and higher frequency for regional advertising campaigns that typically include a mix of traditional media including radio, newspapers, magazines, out-of-home (especially transit-based) and some television and geo-targeted and behaviorally targeted digital media, such as paid search, email blasts, online banners and video, as well as other emerging new media vehicles. These broader market efforts are bolstered by local marketing plans and tactics, which include direct mail, local sponsorships and co-promotions, community relations and outreach and street-level lead generation activities. Optimization of marketing mix through measurement and modeling of the effectiveness of various media investments and formats continues to be a priority.

We are positioned in the upper-value segment of the health club market and our advertising and marketing communications support and reinforce this positioning by consistently conveying high quality, market-leading convenience and a relevant and differentiated product offering. In contrast to most health club advertising, we generally forego depicting images of hard bodies, facilities and gym equipment. Instead, we favor messaging focused on the widely accepted and numerous benefits of exercise. In January 2009, we launched a new ad campaign, known as “Fit Facts,” that supports this positioning. We believe this approach has a universal appeal and makes our product more approachable for consumers who have little or no health club experience.

Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training. From time to time, we also offer reduced initiation fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs and other types of member appreciation activities and internal promotions to enhance loyalty and ancillary services.

We also engage in public relations, sponsorships and special events to promote our brand image regionally and in our local communities. As an example, we are a four-time sponsor of the JPMorgan Chase Corporate Challenge Series running event in both the New York and Boston metorpolitan regions. In 2008, this popular annual event attracted nearly 40,000 participants in New York and 14,000 in Boston. Boston Sports Clubs is also a two-time sponsor of the Tufts 10K for Women, an event that attracted 7,000 competitors in 2008. New York Sports Clubs’ sponsorship of the annual Commerce Bank Five Boro Bike Tour helps turn out a team of nearly 500 members and employees — all riding in New York Sports Clubs logo jerseys — who complete the 42-mile ride along with 30,000 other cyclists.

Our association with professional sports teams also enhances our brands and their status in the communities in which we operate. Boston Sports Clubs is the “official health club” of the Boston Red Sox and Washington Sports Clubs has the same designation with the Washington Nationals baseball team, as well as an association with the Washington Redskins Cheerleaders. The baseball sponsorships include interactive in-stadium promotions which energize the fans during home games.

Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Saints and Spinners, our 24-hour spin-a-thon and fundraiser for HealthCorps, an organization focused on stemming the crisis of childhood obesity, raised $250,000 in early 2008 to fund school-based programs to educate children about eating smart and exercising. Our club management teams and staff are also encouraged to organize and engage in charitable activities. Some recent events benefited organizations such as the American Cancer Society, the Muscular Dystrophy Association, Susan G. Komen Race for the Cure, Avon Walk for Breast Cancer, NYCares, Toys for Tots, as well as many smaller local charities.

We are committed to enhancing our online brand image and developing our online sales and service capability in 2009. Our principal web site, www.mysportsclubs.com, currently provides information about club locations, program offerings, exercise class schedules and sales promotions. The site also allows our members to give us direct feedback about our service levels and enables prospective members to sign-up for a paid two-week trial membership in our clubs. Prospective members can also initiate their membership enrollment process using our web site. In addition, job seekers can begin the employment application process through the site and investors can access financial information and resources.

Sales

Sales of new memberships are generally handled either at the club level or through our corporate and group sales division. We employ approximately 420 “in-club” membership consultants who are responsible for new membership sales. Each club generally has between two and four consultants. These consultants report directly to the club general manager, who in turn reports to a district manager. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete a two-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants attempt to match the needs to each prospective member by emphasizing:

•	the proximity of our clubs to concentrated commercial and residential areas convenient to where prospective members live and work;

•	the variety and selection of equipment and exercise classes;

•	the obligation on the part of the enrollee;

•	the price/value relationship of a Town Sports membership; and

•	access to value-added services.

Our corporate and group sales division consists of approximately 20 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and large groups. Corporate and group members account for approximately 11% of our total membership base as of December 31, 2008. We offer numerous programs to meet our corporate and group client’s needs including an online enrollment program as well as a fully operational call center for enrollment. We believe this focus on relationship building, providing the customer with options for enrollment and our clustering strategy will continue to lead to new group participation in the future.

In mid-December 2008, we launched the selling of individual memberships online for our standard membership types. This new sales channel links directly to our principal site and an existing web site, which is tailored to selling memberships for pre-established corporate and group programs. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Early indications are that the newly implemented online sales will continue to grow and offer leverage for our marketing investments.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2008, our existing members were enrolled under three principal types of memberships:

•	The Passport Membership, currently selling at prices ranging from $96 to $106 per month based on the market area of enrollment, is our higher priced membership and entitles members to use any of our clubs in any region at any time. This membership was held by approximately 36% of our members as of December 31, 2008. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, at prices ranging from $105 to $116 per month.

•	The Regional Passport Membership, currently selling at prices ranging from $72 to $96 per month based on the market area of enrollment, is our mid-priced membership and entitles members to use any of our clubs within one region at any time. We began selling the Regional Passport Membership in the fourth quarter of 2008 and it was held by approximately 2% of our members as of December 31, 2008. This percentage is expected to increase as it continues to gain acceptance in 2009.

•	The Gold Membership, currently selling at prices ranging from $39 to $89 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract, enables members to use a specific club at any time and any of our clubs during off-peak times. This membership was held by approximately 62% of our members as of December 31, 2008. During the third quarter of 2008, senior management performed an extensive club-by-club pricing review of its Gold Membership. In general, pricing at our suburban clubs were reduced while pricing at our urban clubs remained consistent or were increased.

By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs in a specific geographic area through the Regional Passport Membership or access to our clubs in all geographic regions through a Passport Membership. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. Approximately 38% of our members have the Regional Passport or Passport Membership and because these memberships offer broader privileges and greater convenience, they generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming, basketball, children’s programs, tennis and squash, without offering them at each location.

We sell both “month-to-month” and “commit” membership payment plans. Month-to-month memberships are cancellable by our members at any time with 30 days notice. The commit model encourages new members to commit to a one or two year membership, because these memberships are priced at a moderate discount to the month-to-month membership. During 2008, 97% of our newly enrolled members opted for a commit membership. As of December 31, 2008, approximately 14% of our members originated under a month-to-month non-commit membership and 86% originated under a commit membership. When a members’ commit period is over, they retain their membership as a month-to-month member until they choose to cancel. As of December 31, 2008, approximately 57% of our total members are month to month. We believe members prefer to have the flexibility to choose between committing for one or two years or to join under the month-to-month non-commit membership.

In joining a club, a new member signs a membership agreement that obligates the member to pay a one-time initiation fee, if applicable, and monthly dues on an ongoing basis. Monthly electronic funds transfer, or EFT, of individual membership dues on a per-member basis averaged approximately $70 per month for the year ended December 31, 2008. Together, initiation fees and processing fees collected for new EFT members averaged approximately $50 for the year ended December 31, 2008 compared to $72 for the year ended December 31, 2007. In the third quarter of 2008, we combined the one-time processing and initiation fees and have promoted new memberships by discounting these fees. We expect to continue to discount these fees in 2009 and that the average amount collected per member in 2009 will be less than in 2008. We collect approximately 95.0% of all monthly membership dues through EFT and EFT membership revenue constituted approximately 74.9% of consolidated revenue for the year ended December 31, 2008. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department. We typically increase our existing member dues annually by between 1% and 3% on average in line with increases in the cost of living.

Usage

Our suburban clubs are generally open 5:00 AM to 11:00 PM on weekdays and 7:00 AM to 8:00 PM on weekends while our urban clubs are generally open 5:00 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. Where membership demand is high, certain clubs are open 24 hours. We generally consider our peak usage times to be between 6:00 AM and 8:30 AM and 4:00 PM and 8:30 PM on weekdays. Our hours of business are based on usage at each individual club. Our total club usage was 28.0 million and 24.7 million member visits for the years ended December 31, 2008 and 2007, respectively. Total club usage increased 15.8% from the fourth quarter of 2007 to the fourth quarter of 2008. Usage per member has increased approximately 9.5% from the fourth quarter of 2007 to the fourth quarter of 2008 and 5.7% in the year ended December 31, 2008 compared to 2007. In the year-ended December 31, 2008, approximately 38% of total usage or club visits was to members’ non-home clubs.

Non-Membership Revenue

Over the past five years, we have expanded the level of ancillary club services provided to our members. Non-membership club revenue has increased by $34.2 million from $57.9 million in 2004 to $92.1 million in 2008. Increases in personal training revenue in particular have contributed $26.9 million of the increase in ancillary revenue during this period. In addition, we have added Sports Clubs for Kids and Small Group Training (both additional fee for service programs) at selected clubs. Non-membership club revenue as a percentage of total revenue has increased from 16.4% for the year ended December 31, 2004 to 18.2% for the year ended December 31, 2008. Personal training revenue as a percentage of total revenue increased from 9.9% of revenue in 2004 to 12.2% of total revenue in 2008. The growth of our non-membership revenue has slowed during 2008. Total non-membership revenue as a percent of total revenue was 18.2% for both years ended December 31, 2008 and 2007. Consumer confidence and consumer spending deteriorated in the second half of 2008 and as this trend is expected to continue in 2009, our non-membership revenue is expected to be under pressure and decreases in demand for these services is likely.

	For the Year Ended December 31, (in $000s)
	2008	%	2007	%	2006	%	2005	%	2004	%

Total revenue	$506,709	100.0%	$472,915	100.0%	$433,080	100.0%	$388,556	100.0%	$353,031	100.0%
Non-Membership Revenue:
Personal training revenue	61,752	12.2%	56,106	11.9%	49,511	11.4%	42,277	10.9%	34,821	9.9%
Other ancillary club revenue	24,329	4.8%	24,247	5.1%	22,863	5.3%	20,139	5.2%	18,199	5.1%
Fees and Other revenue	6,031	1.2%	5,616	1.2%	4,942	1.2%	4,413	1.1%	4,856	1.4%

Total non-membership revenue	$92,112	18.2%	$85,969	18.2%	$77,316	17.9%	$66,829	17.2%	$57,876	16.4%

Club Format and Locations

Our clubs are typically located in middle- or upper-income residential, commercial, urban and suburban neighborhoods within major metropolitan areas that are capable of supporting the development of a cluster of clubs. Our clubs generally have high visibility and are easily accessible. In the New York metropolitan, Boston, Washington, D.C. and Philadelphia markets, we have created clusters of clubs in urban areas and their commuter suburbs aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services.

Approximately 70% of the clubs we operate are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 25,000 square feet to 65,000 square feet, with one club being 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is between the ages of 21 and 60 and has an annual income of between $50,000 and $150,000.

We have experienced significant growth over the past five years primarily through developing and opening new club locations that we have constructed. In addition, we have acquired existing, privately owned single and multi-club businesses. From January 1, 2004 to December 31, 2008, we acquired seven existing clubs, constructed 43 new clubs and closed 13 clubs to increase our total clubs under operation from 129 to 166. For the year ended December 31, 2008, we opened nine new clubs and closed four clubs, to increase our total clubs under operation from 161 to 166.

We engage in detailed site analyses and selection processes based upon information provided by our development software to identify potential target areas for additional clubs based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. Since December 31, 2008, we have opened three clubs. In addition, we currently have four lease commitments and have identified approximately 173 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate.

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

We also offer our Xpressline strength workout at all of our clubs. Xpressline is an eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels. This service is provided for free to our members.

We have over 7,600 Sportsclub Network personal entertainment units installed in our clubs. The units are typically mounted on individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

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

Our business is divided into regional operating lines with each reporting to a regional vice president. Reporting to these officers are regional functional departments as well as district managers. Reporting to these district managers are the individual club general managers. General managers are responsible for the day-to-day management of each club. At each level of responsibility, compensation is structured to align our goals for profitability with those of each region, district or club.

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

Our club support group acts as the coordinator for all departments and ensures consistency of policies and procedures across the entire organization.

Personal Training.  All of our fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. We have implemented a comprehensive staff education curriculum, which progresses from basic knowledge and practical skills to advanced concepts and training techniques. Our education program provides professional standards to ensure that our personal trainers provide superior service and fitness expertise to our members. We believe the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members and a significant source of incremental revenue for us. There are four levels of professional competency for which different levels of compensation are paid, with mandatory requirements trainers must meet in order to achieve and maintain such status. In 2007, we implemented a revenue split pay structure for personal trainers, providing a compensation package based on a percentage of revenue earned from their sessions. We also offer introductory personal training sessions at discounted prices. We believe that members who participate in personal training programs typically have a longer membership life.

Group Fitness.  Our commitment to providing a quality workout experience to our members extends to the employment of program instructors, who teach many classes including: aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes, among others. All program instructors report directly into club management and are further supported by regional directors of group exercise who are responsible for ensuring class content, scheduling, high quality training techniques and instruction. We also provide small group training offerings to our members, which are fee-based programs that have smaller groups and provide more focused and typically more advanced classes. Some examples of these offerings include Pilates, boxing camps and cycling camps.

Sports Clubs for Kids.  We offer programs for children under the Sports Clubs for Kids brand. As of December 31, 2008, Sports Clubs for Kids was being offered in 30 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. In addition to extending fitness offerings to a demographic group not previously served by us, we expect that Sports Clubs for Kids programming will help position our multi-recreational clubs as family clubs, which we believe will provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance and birthday parties. It also can include sports performance-based programming such as our Ignite Program, which specializes in training young athletes ages eight to 17 years of age to improve their athletic skills and increase their speed, agility and strength and non-competitive “learn-to-play” sports programs.

Employee Compensation and Benefits

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

We currently utilize a club management system that incorporates functionality for member services, contract management, electronic billing, point of sale, scheduling resources and reservations. This club management system extends support for new business functionalities and new club models and integrates with other applications. During 2005, we developed a related application utilizing business intelligence tools and data warehousing capabilities to enable enhanced managerial and analytical reporting of sales and operations. Currently, we are developing a global information management system (“GIMS”) that we expect will be ready for pilot testing the second half of 2009 with a deployment to our clubs in the first half of 2010. We expect this system to incorporate sufficient functionality to support all club sales and operations, customer relationship management, document management, work flow management and additional executive information management capabilities. This system is intended to consolidate various internal legacy systems and internet systems to provide enhanced capabilities for managing the business, improving productivity and expanding and enriching the member experience and increasing revenues. The total estimated cost of this project is between $12.0 million and $15.0 million.

In 2007, we implemented a human resources management system that provides enhanced capabilities for talent management, including recruiting, employee and manager self-service and evaluations and financial planning for staffing. The system was merged with the existing timekeeping system and integrated with payroll and relevant financial applications for comprehensive automation of compensation processing and management for all employees.

In 2005, we re-launched our web site utilizing new architecture to allow for flexibility in product offerings, online corporate and group sales, promotion and contest presentations, member self-service, surveying and enhanced member options. The internet capabilities were expanded to include more member-focused features and sales of trial memberships. In 2008, we launched additional web capabilities for selling our suite of memberships for all clubs. We have built an intranet to provide a portal for the various browser-based applications that we utilize internally. Our intranet features support for corporate communications, human resources programs and training.

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site online. The disaster recovery facility utilizes replication tools to provide fail-over capabilities for supporting our club operations and company communications. During 2007, we deployed several advanced tools for enhanced management and monitoring of our infrastructure for compliance and improved security.

During 2007, we enhanced both internal and external reporting capabilities with the implementation of the Oracle suite of accounting programs throughout the organization. We replaced legacy general ledger and accounts payable and fixed asset accounting systems with Oracle systems that include a fully integrated suite of accounting applications as well as lease management and cash management capabilities. Migration of our current construction accounting system to the Oracle systems and expanded on-line procurement was completed in 2008.

Intellectual Property

We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including, NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, COMPANIESGETFIT.COM, SPORTS CLUBS FOR KIDS, “           BETTER.”, and TOWN SPORTS INTERNATIONAL. We continue to register other trademarks and service marks. We believe that our rights to these properties are adequately protected.

Competition

The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 14,001 in 1998 to 29,636 in January 2008. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.

We consider the following groups to be our primary competitors in the health and fitness industry:

•	health club operators, including Bally Total Fitness Holding Corporation, LA Fitness International, LLC, Equinox Holdings, Inc., Lifetime Fitness, Inc. and 24 Hour Fitness Worldwide, Inc.;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafes and businesses offering similar ancillary services;

•	exercise and small fitness clubs and studios;

•	racquet, tennis and other athletic clubs;

•	amenity gyms in apartments and condominiums;

•	weight-reducing salons;

•	country clubs; and

•	the home-use fitness equipment industry.

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

Competitive Position Measured by Number of Clubs

	Number of
Market	Clubs	Position

Boston metropolitan	25	Leading owner and operator
New York metropolitan	112	Leading owner and operator
Philadelphia metropolitan	7	# 3 owner and operator, leader in urban center
Washington, D.C. metropolitan	19	# 2 owner and operator, leader in urban center
Switzerland	3	Local owner and operator only

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

Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business and other states into which we may expand in the future have adopted or may adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing or in certain circumstances, such as for medical reasons or relocation to a certain distance from the nearest club, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may establish maximum prices for membership contracts and limitations on the term of contracts. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions, but in each instance, the canceling member is entitled to a refund of unused prepaid amounts Most recently, several states have proposed legislation that would prohibit the automatic rollover of membership once a member’s commitment period expires. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

The tax treatment of membership dues varies by state. In recent years, some states in which we operate (e.g., Connecticut and New Jersey) have passed legislation to require sales tax to be collected on membership dues and, in some cases on personal training sessions (e.g., Connecticut). In January 2009, New York State proposed legislation that would require members to pay sales tax on membership dues and personal training sessions. These taxes have the effect of increasing the payments by our members, which could impede our ability to attract new members or induce members to cancel their membership.

Changes in any statutes, rules or regulations could have a material adverse effect on our financial condition and results of operations.

Employees

At December 31, 2008, we had approximately 9,300 employees, of whom approximately 2,600 were employed full-time. Approximately 430 employees were non-club personnel. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

We make available through our web site at www.mysportsclubs.com in the “Investor Relations — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Occasionally, we may use our Web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://corporate.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alert” section at http://corporate.mysportsclubs.com/.

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

The performance of our clubs is dependent on our ability to attract and retain members and we may not be successful in these efforts. Many of our members can cancel their club membership at any time under certain circumstances. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions.

The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could further lead to reduced consumer spending in the foreseeable future. In the current depressed economic environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company’s services and products and such decline in demand may continue as the current recessionary period continues and disposable income declines. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. The current downturn and uncertain outlook in the global economy may materially adversely affect our business and our revenues and profits. As a result of these factors, membership levels might not be adequate to maintain our operations at current levels or permit the expansion of our operations.

In addition, to the extent our corporate clients are adversely affected by negative economic conditions, they may decide, as part of expense reduction strategies, to curtail or cancel club membership benefits provided to their respective employees. Any reductions in corporate memberships may lead to membership cancellations as we can not assure that employees of corporate customers will choose to continue their memberships without employer subsidies. A decline in membership levels may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2008, we operated 112 fitness clubs in the New York metropolitan market, 25 fitness clubs in the Boston market, 19 fitness clubs in the Washington, D.C. market, seven fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition, cash flows or results of operations in the future.

The level of competition in the fitness club industry could negatively impact our revenue growth rates and profits.

The fitness club industry is competitive and continues to become more competitive. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. We might not be able to compete effectively in the future in the markets in which we operate. Competitors include companies that are larger and have greater resources than us and they may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or newly constructed club locations, thereby increasing costs associated with expansion through both acquisitions and lease negotiation and real estate availability for newly constructed club locations.

Competitors offering lower pricing and a lower level of service compete against our facilities. Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for consumers. We also face competition from competitors offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, also compete against our suburban, fitness-only models.

In addition, large competitors could enter the urban markets in which we operate to attempt to open a chain of clubs in these markets through one, or a series of, acquisitions.

If we are unable to identify and acquire suitable sites for new clubs, our revenue growth rate and profits may be negatively impacted.

To successfully expand our business over the long term, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites that meet our criteria and as a result, we may lose those sites, our competitors could copy our format or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs on attractive terms, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new club.

We may experience prolonged periods of losses in our recently opened clubs.

We have opened a total of 24 new club locations that we have constructed in the 24-month period ended December 31, 2008. Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months (“mature club”). These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations.

We could be subject to claims related to health or safety risks at our clubs.

Use of our clubs poses some potential health or safety risks to members or guests through physical exertion and use of our services and facilities, including exercise equipment. Claims might be asserted against us for injury suffered by, or death of members or guests while exercising at a club. We might not be able to successfully defend such claims. As a result, we might not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims.

Depending upon the outcome, these matters may have a material effect on our consolidated financial position, results of operations or cash flows.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state law requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches and breaches of our customers’ privacy may occur, which could harm our business. For example, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to develop our business and enhance our financial performance.

We are dependent on the continued services of our senior management team, particularly Alexander A. Alimanestianu, our Chief Executive Officer. We believe the loss of Mr. Alimanestianu could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with any of our executive officers and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

Terrorism and the uncertainty of armed conflicts may have a material adverse effect on clubs and our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of violence or war may affect the markets in which we operate, our operating results or the market on which our common stock trades. Our geographic concentration in the major cities in the Northeast and Mid-Atlantic regions and, in particular, the New York and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members, the markets for our services and the market for our common stock are uncertain; however, their occurrence can be expected to further negatively affect the United States economy generally and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.

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

We use a fully-integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. Correcting any disruptions or failures that affected our proprietary system could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.

In 2008, we commenced the development of GIMS, which we expect to roll out to our clubs in the first half of 2010. We estimate that the total cost of creating and implementing GIMS to be approximately between $12.0 million and $15.0 million. Any failure of this new system to be operational in the expected time frame or to function as expected could adversely affect our business and results of operations.

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. In 2005, we brought our disaster recovery site online. The disaster recovery facility utilizes replication tools to provide failover capabilities for supporting our club operations and company communications. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage either our primary or back-up systems. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose members and adversely affect our business and results of operations.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue increases and our operating margins.

We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We opened nine clubs in 2008 and three clubs since December 31, 2008. In addition, we currently have four clubs for which we have signed lease commitments in existing markets. With respect to existing markets, it has been our experience that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

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

Our cash and cash equivalents are held, primarily, in a single commercial bank. These deposits are not collateralized. In the event the bank becomes insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the bank. Cash and cash equivalents held in a single commercial bank as of December 31, 2008 were $6.9 million.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the development of additional sites for new clubs and the construction of our clubs. If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to execute on current growth plans, take advantage of future opportunities or respond to competitive pressures. Any inability to raise additional capital when required could have an adverse effect on our business plans and operating results.

We may incur rising costs related to construction of new clubs and maintaining our existing clubs. If we are not able to pass these cost increases through to our members, our returns may be adversely affected.

Our clubs require significant upfront investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies; however, higher costs in certain regions where we are opening new clubs during any period of time may be difficult to offset in the short-term.

Risks Related to Our Leverage and Our Indebtedness

We may be negatively affected by the economic crisis in the United States and key international markets.

We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. If our current resources do not satisfy our liquidity requirements, we may have to seek additional financing. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents and borrowings under our $260.0 million senior secured credit facility (the “2007 Senior Credit Facility”).

The capital and credit markets have been experiencing extreme volatility and disruption during the past year. As a result, one or more of our current lenders could experience financial difficulty, and as a result fail to provide the required lending amounts under our 2007 Credit Agreement. If this should occur, we may need to seek additional financing from other sources. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of the prospects of our company or the fitness industry in general. We may not be able to successfully obtain any necessary additional financing on favorable terms, or financing altogether.

Economic conditions, both domestic and foreign, may affect our financial performance. Prevailing economic conditions, including unemployment levels, inflation, availability of credit, energy costs and other macro-economic factors, as well as uncertainty about future economic conditions, adversely affect consumer spending and, consequently, our business and results of operations.

Our leverage may impair our financial condition and we may incur significant additional debt.

We currently have a substantial amount of debt. As of December 31, 2008, our total consolidated debt was $338.0 million. Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, which is variable on our 2007 Senior Credit Facility and our Revolving Loan Facility, and reducing our ability to use our cash flow to fund working capital, capital expenditures and acquisitions of new clubs and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

The indenture governing our 11% Senior Discount Notes due in 2014 (“Senior Discount Notes”) will permit us and our subsidiaries to incur substantial additional debt, subject to compliance with provisions of the Indenture. In addition, as of December 31, 2008, we had $42.8 million of unutilized borrowings under our senior secured revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they currently face could intensify.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on our outstanding Indebtedness.

Our operations are conducted through our subsidiaries and our ability to make payments on our outstanding Senior Discount Notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us for payment on our outstanding Senior Discount Notes. In addition, the terms of the Credit Agreement dated as of February 27, 2007 (the “2007 Credit Agreement”) governing the 2007 Senior Credit Facility, significantly restrict TSI, LLC and its subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the 2007 Credit Agreement and other indebtedness (including under the Senior Discount Notes indenture) to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

We cannot assure that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide TSI, LLC with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 2007 Credit Agreement when due.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.

The indenture governing our Senior Discount Notes, 2007 Credit Agreement and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture governing our Senior Discount Notes, the 2007 Credit Agreement and certain of our other agreements regarding our indebtedness restrict, among other things, may impact our ability and the ability of our restricted subsidiaries to:

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

In addition, the 2007 Credit Agreement requires the Company, on a consolidated basis, to maintain a specified financial ratio and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The 2007 Credit Agreement requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.25:1.00 of consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Credit Agreement. As of December 31, 2008, we were in compliance with such ratio test, with a ratio of 2.35:1.00. In the year ended December 31, 2008, we recorded a goodwill impairment charge of $17.6 million primary related to our Boston Sports Clubs region. As of December 31, 2008, we had $32.6 million of goodwill remaining on our consolidated balance sheet. If we were to experience material additional goodwill impairment charges it would increase our total leverage ratio and depending upon the amount of goodwill impairment charges recorded, such an impairment could result in a failure to maintain the required minimum total leverage ratio of 4.25 to 1.00 and would result in a breach of our covenant under the 2007 Credit Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Senior Credit Facility” for further discussion of our covenants under our 2007 Senior Credit Facility.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the indenture governing our Senior Discount Notes and the 2007 Credit Agreement. If an event of default under the 2007 Credit Agreement occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the event of default under the indenture governing our Senior Discount Notes, the note holders could elect to declare due all amounts outstanding thereunder, together with accrued interest. If any such event should occur, we might not have sufficient assets to pay our indebtedness.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated $1.7 million of rental income for us for the year ended December 31, 2008. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years, or the period from January 1, 2009 through December 31, 2013, we have leases for six club locations that are due to expire without any renewal options and leases for 38 club locations which expire during this period but have renewal options. In each case, we will endeavor to extend the lease or relocate the club or its membership base if appropriate.

We lease approximately 47,000 square feet of office space in New York City and have smaller regional offices in Fairfax, VA and Boston, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Brooklyn, NY and Queens, NY for storage purposes and for the operation of a centralized laundry facility for certain of our clubs in the New York metropolitan area.

Beginning January 1, 2009, we lease approximately 82,000 square feet in Elmsford, NY for the operation of a centralized laundry facility for New York Sports Clubs offering towel service and for construction and equipment storage. This space will replace the laundry facility of 14,000 square feet currently in Queens, NY. The space will also serve as corporate office space and will replace approximately 10,800 square feet of corporate office space in Manhattan.

The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	50 West 34th Street	August 1992
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	1657 Broadway	July 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	102 North End Avenue	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007

Date Opened or Management
Location	Address	Assumed

Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd.	December 2007
Queens, NY	175-61 Hillside Avenue	Future Opening
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	Future Opening
Stamford, CT	6 Landmark Square	December 1997
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Norwalk, CT	250 Westport Avenue	March 1999
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
Greenwich, CT	1 Fawcett Place	February 2004
West Hartford, CT	65 Memorial Road	November 2007
East Brunswick, NJ	8 Cornwall Court	January 1990
Princeton, NJ	301 North Harrison Street	May 1997

Date Opened or Management
Location	Address	Assumed

Freehold, NJ	200 Daniels Way	April 1998
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Parsippany, NJ	2651 Route 10	August 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	221 Washington Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	Future Opening
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Natick, MA	Sherwood Plaza, 124 Worcester Rd	September 1998
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008

Date Opened or Management
Location	Address	Assumed

Woburn, MA	300 Presidential Way	December 2008
Providence, RI	131 Pittman Street	December 2008
Providence, RI	10 Dorrance Street	January 2009
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E.	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W .	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W.	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W.	July 2000
Washington, D.C.	1345 F Street, N.W.	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W.	February 2002
Washington, D.C.	1990 K Street, N.W.	February 2004
Washington, D.C.	783 Seventh Street, N.W.	October 2004
Washington, D.C.	3222 M Street, N.W.	February 2005
Washington, D.C.	14th Street, N.W.	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Alexandria, VA	3654 King Street	June 1999
Sterling, VA	21800 Town Center Plaza	October 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Cherry Hill, NJ	Route 70 and Kings Highway	April 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.	Legal Proceedings

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. We believe, however, that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, a new market tier created by The NASDAQ Stock Market that became effective on July 1, 2006 under the symbol CLUB. Our common stock commenced trading on The NASDAQ National Market under the symbol CLUB on June 2, 2006, the first trading day of our common stock following our initial public offering (“IPO”). The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low

Year ended December 31, 2008:
First Quarter	$10.60	$6.41
Second Quarter	$10.20	$6.10
Third Quarter	$10.74	$5.92
Fourth Quarter	$6.47	$1.97
Year ended December 31, 2007:
First Quarter	$22.41	$16.35
Second Quarter	$24.00	$18.33
Third Quarter	$20.02	$14.64
Fourth Quarter	$16.21	$9.09

Holders

As of February 26, 2009, there were approximately 93 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any. No dividends were paid by the Company in the fiscal years ended December 31, 2007 and 2008.

The terms of the indenture governing our Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the terms of the 2007 Senior Credit Facility (including under the indenture governing our Senior Discount Notes) to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt (see “Item 1A. Risk Factors”).

Issuer Purchases of Equity Securities

The Company’s share repurchase activity for each of the months during the three month period ended December 31, 2008 were as follows:

				Maximum Dollar Value
			Total Number of Shares	of Shares that may
			Purchased as Part of	yet be Purchased
	Total Number of Shares	Average Price Paid	Publicly Announced	under the Programs
	Purchased(1)	per Share	Programs(1)	(1)

October 1, 2008 — October 31, 2008	—	$—	—	$25,000,000
November 1, 2008 — November 30, 2008	1,011,016	$2.34	1,011,016	$22,594,278
December 1, 2008 — December 31, 2008	837,944	$2.63	837,944	$20,355,388

(1)	On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of Common Stock through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

COMPARISON OF 31 MONTH CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 6/2/06 in stock & 5/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	June 2,
	2006	2006	2007	2008

Town Sports International Holdings	$100.00	$124.38	$72.15	$24.08
NASDAQ	$100.00	$112.09	$122.39	$71.30
Russell 2000	$100.00	$110.09	$108.36	$71.75

Notes:

(1)	The graph covers the period from June 2, 2006, the first trading day of our common stock following our IPO, to December 31, 2008.

(2)	The graph assumes that $100 was invested at the market close on June 2, 2006 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested. The Russell 2000 Index has been chosen for comparative purposes because we do not have a readily definable peer group that is publicly traded. No cash dividends have been declared on our common stock in the period covered.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2008 and 2007 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues	$506,709	$472,915	$433,080	$388,556	$353,031

Operating expenses:
Payroll and related	193,580	177,357	162,709	151,920	138,302
Club operating	172,409	156,660	146,243	130,219	116,847
General and administrative	33,952	35,092	30,248	26,582	24,719
Depreciation and amortization	52,475	45,964	40,850	39,582	36,869
Impairment of fixed assets	3,867	—	—	—	—
Goodwill impairment(1)	17,609	—	—	—	2,002

Operating income	32,817	57,842	53,030	40,253	34,292
Loss on extinguishment of debt(2)	—	12,521	16,113	—	—
Interest expense, net of interest income	23,583	25,329	33,372	39,208	38,600
Equity in the earnings of investees and rental income	(2,307)	(1,799)	(1,817)	(1,744)	(1,493)

Net income (loss) before provision for corporate income taxes	11,541	21,791	5,362	2,789	(2,815)
Provision for corporate income taxes	9,204	8,145	715	1,020	1,090

Net income (loss)	2,337	13,646	4,647	1,769	(3,905)
Accreted dividends on preferred stock	—	—	—	—	(784)

Net income (loss) attributable to common stockholders	$2,337	$13,646	$4,647	$1,769	$(4,689)

Earnings (loss) per weighted average number of shares:
Basic	$0.09	$0.52	$0.20	$0.10	$(0.26)
Diluted	$0.09	$0.51	$0.20	$0.10	$(0.26)

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$10,399	$5,463	$6,810	$51,304	$57,506
Working capital (deficit)	(67,211)	(73,480)	(58,366)	(2,262)	7,039
Total assets	511,638	488,763	423,527	433,771	390,956
Long-term debt, including current installments	338,010	316,022	281,129	411,162	396,461
Total stockholders’ equity (deficit)(3)	772	183	(17,829)	(115,683)	(117,017)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Cash Flow Data:
Cash provided by (used in):
Operating activities	$95,622	$82,749	$75,120	$63,256	$57,125
Investing activities	(95,108)	(97,230)	(67,111)	(66,338)	(40,686)
Financing activities	4,196	12,931	(52,598)	(3,120)	265
Other Data:
Non-cash rental expense, net of non-cash rental income	(411)	508	1,768	1,461	525
Non-cash compensation expense incurred in connection with stock options and common stock grants	1,268	913	1,135	279	64

	Year Ended December 31,
	2008	2007	2006	2005	2004

Club and Membership Data:
New clubs opened	9	14	10	5	5
Clubs acquired	—	1	1	2	3
Clubs closed, relocated or sold	(4)	(3)	(3)	(3)	—
Wholly owned clubs operated at end of period	164	159	147	139	135
Total clubs operated at end of period(4)	166	161	149	141	137
Members at end of period(5)	510,000	486,000	453,000	409,000	383,000
Comparable club revenue increase(6)	2.2%	5.2%	7.9%	6.9%	2.5%
Revenue per weighted average club(7)	$3,142	$3,155	$3,021	$2,816	$2,680
Average revenue per member(8)	$990	$1,000	$982	$968	$960
Annual attrition(9)	40.2%	38.2%	36.1%	38.2%	37.3%

(1)	Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation.

(a)	As a result of our annual review as of March 31, 2004, we determined that the goodwill at one of our remote clubs was not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 was recorded in connection with this impairment. Since this club is remote from one of our clusters, it does not benefit from the competitive advantage that our clustered clubs have and as a result it is more susceptible to competition.

(b)	The Company performed an interim impairment test as of December 31, 2008. As a result of the test, it was determined that all of the goodwill in our Boston Sports Clubs region, amounting to $15,766, and goodwill of $1,843 at two of our outlier clubs that did not benefit from being part of a regional cluster was impaired. A deferred tax benefit of $1,755 was recorded in connection with these impairment charges.

(2)	The $16,113 loss on extinguishment of debt for the year ended December 31, 2006 consists of the following two transactions:

(a)	On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of the Company’s previously outstanding 9 5/8% Senior Notes (“2003 Senior Notes”), together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

(b)	On July 7, 2006, the Company paid $62,875 to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.

The $12,521 loss on extinguishment of debt recorded for the year ended December 31, 2007 resulted from the repayment of the $169,999 remaining outstanding principal of the 2003 Senior Notes with the proceeds from the 2007 Senior Credit Facility obtained on February 27, 2007. We incurred $8,759 of tender premium and $215 of call premium together with $335 of fees and expenses related to the tender of the Old Senior Notes. Net deferred financing costs related to the Company’s previous senior secured revolving credit facility entered into in 2003 (the “2003 Senior Credit Facility”) and the 2003 Senior Notes totaling approximately $3,212 were expensed in the first quarter of 2007.

(3)	In 2004, we paid a common stock distribution totaling $68,900, or $3.75 per share (adjusted for the 14 to one common stock split affected in 2006).

(4)	Includes wholly-owned and partly-owned clubs. In addition, during 2004 and 2008 we managed four university fitness clubs in which we did not have an equity interest. During 2005, 2006 and 2007 we managed five university fitness clubs in which we did not have an equity interest.

(5)	Represents members at wholly-owned and partly-owned clubs.

(6)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(7)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(8)	Average revenue per member is total revenue for the period divided by the average number of memberships for the period, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

(9)	Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year excluding pre-sold, short-term and seasonal members during each respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition & Results of Operations

You should read the following discussion and analysis of our financial condition and consolidated results of operations in conjunction with the “Selected Consolidated Financial and Other Data” section of this annual report and our consolidated financial statements and the related notes appearing at the end of this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions (see” FORWARD-LOOKING STATEMENTS” discussion). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” of this annual report.

Overview

We are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2008, we owned and operated 166 clubs that collectively served approximately 510,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our target member is between the age of 21 and 60 and has an annual income of between $50,000 and $150,000. We believe that this “upper-value” segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2008, approximately 38% of our members participated in our passport or regional passport memberships which allows unlimited access to all of our clubs in our clusters within one, or all of, our regions, respectively, for a higher monthly membership fee. The remaining 62% of our members participate in a gold membership which allows unlimited access to a designated club and access to all other clubs during off-peak hours.

We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 40 locations (more than twice as many as our nearest competitor) and operated a total of 112 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2008. We operated 25 clubs in the Boston region under our Boston Sports Clubs brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name and seven clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of December 31, 2008. In addition, we operated three clubs in Switzerland as of December 31, 2008. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We consider that we have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and fees comprised 81.8% of our total revenue for the year ended December 31, 2008. We recognize revenue from membership dues in the month when the services are rendered. Approximately 95.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the year ended December 31, 2008, we generated 12.2% of our revenue from personal training and 4.8% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.

In addition, we receive revenue (approximately 1.2% of our total revenue for the year ended December 31, 2008) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.

Revenue (in $’000s) is comprised of the following for the periods indicated:

	Year Ended December 31,
	2008		2007		2006

Membership dues	$400,874	79.1%	$374,631	79.2%	$346,201	79.9%
Initiation fees	13,723	2.7%	12,315	2.6%	9,563	2.2%

Membership revenue	414,597	81.8%	386,946	81.8%	355,764	82.1%

Personal training revenue	61,752	12.2%	56,106	11.9%	49,511	11.4%
Other ancillary club revenue	24,329	4.8%	24,247	5.1%	22,863	5.3%

Ancillary club revenue	86,081	17.0%	80,353	17.0%	72,374	16.7%
Fees and Other revenue	6,031	1.2%	5,616	1.2%	4,942	1.2%

Total revenue	$506,709	100%	$472,915	100.0%	$433,080	100.0%

Our revenues, operating income and net income for the year ended December 31, 2008 were $506.7 million, $32.8 million and $2.3 million, respectively. Our revenues, operating income and net income for the year ended December 31, 2007 were $472.9 million, $57.8 million and $13.6 million, respectively.

Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs, including most elements of rent, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, utilities, certain facility repairs and club supplies.

General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses.

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines at mature clubs our operating margins are negatively impacted. During 2008 membership at our clubs open over 24 months decreased approximately 2.5%. This decrease in membership was greatest in the fourth quarter of 2008. As consumer confidence and spending continues to be under pressure, these negative membership trends may continue. These membership base declines are expected to reduce our operating margins in 2009.

Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% to 4.5% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms and utilization and demand for the facility dictate. In this regard, facility remodeling is also considered where appropriate.

During the last several years, we have increased revenues and cash flows provided by operating activities by expanding our club base in New York, Boston, Washington, D.C. and Philadelphia. In 2008, operating income decreased $25.0 million from 2007 in large part due to goodwill and fixed asset impairment charges recorded in 2008. Our operating income has decreased from $53.0 million for the year ended December 31, 2006 to $32.8 million for the year ended December 31, 2008. Cash flows provided by operating activities increased from $57.1 million in 2004 to $95.6 million in 2008. Net income decreased to $2.3 million in 2008 from $4.6 million in 2006.

	2008	2007	2006

Operating income	$32,817	$57,842	$53,030
Increase (decrease) over prior period	(43.3)%	9.1%	31.7%
Net income (loss)	$2,337	$13,646	$4,647
Increase (decrease) over prior period	(82.9)%	193.7%	162.7%
Cash flows provided by operating activities	$95,622	$82,749	$75,215
Increase (decrease) over prior period	15.6%	10.0%	18.9%

We have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our historical experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our new club openings.

As of December 31, 2008, 164 of the existing fitness clubs were wholly owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were managed and partly owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Historical Club Growth

	Year Ended December 31,
	2008	2007	2006

Wholly owned clubs operated at beginning of period	159	147	139
New clubs opened	9	14	10
Clubs acquired	—	1	1
Clubs closed(1)	(4)	(3)	(3)

Wholly-owned clubs operated at end of period	164	159	147
Partly-owned clubs operated at end of period	2	2	2

Total clubs operated at end of period(2)	166	161	149

(1)	Includes a club we temporarily closed for a renovation and expansion in 2005 and reopened in February 2006.

(2)	Includes wholly-owned and partly-owned clubs. In addition, during 2008 we managed four university fitness clubs in which we did not have an equity interest. During 2006 and 2007, we managed five university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club
	Revenue Growth
	Quarter	Full Year

2006
Q1	7.6%
Q2	8.2%
Q3	7.8%
Q4	7.9%	7.9%
2007
Q1	7.8%
Q2	5.7%
Q3	4.1%
Q4	3.2%	5.2%
2008
Q1	4.5%
Q2	3.2%
Q3	2.2%
Q4	(1.4)%	2.2%

Key determinants of comparable club revenue growth are new memberships, member retention rates, pricing and ancillary revenue growth.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	38.2	37.5	37.6
Club operating	34.0	33.1	33.8
General and administrative	6.7	7.4	7.0
Depreciation and amortization	10.4	9.7	9.4
Impairment of fixed assets	0.8	—	—
Impairment of goodwill	3.5	—	—

Operating income	6.4	12.3	12.2
Loss on extinguishment of debt	—	2.7	3.7
Interest expense	4.7	5.6	8.2
Interest income	(0.1)	(0.2)	(0.5)
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.4)

Income before provision for corporate income taxes	2.3	4.6	1.2
Provision for corporate income taxes	1.8	1.7	0.2

Net income	0.5	2.9	1.0

YEAR ENDED DECEMBER 31, 2008 COMPARED TO
YEAR ENDED DECEMBER 31, 2007

Revenue (in $’000s) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2008		2007
	Revenue	% Revenue	Revenue	% Revenue	% Growth

Membership dues	$400,874	79.1%	$374,631	79.2%	7.0%
Initiation fees	13,723	2.7%	12,315	2.6%	11.4%

Membership revenue	414,597	81.8%	386,946	81.8%	7.1%

Personal training revenue	61,752	12.2%	56,106	11.9%	10.1%
Other ancillary club revenue	24,329	4.8%	24,247	5.1%	0.3%

Ancillary club revenue	86,081	17.0%	80,353	17.0%	7.1%

Fees and other revenue	6,031	1.2%	5,616	1.2%	7.4%

Total revenue	$506,709	100.0%	$472,915	100.0%	7.1%

Revenue increased $33.8 million, or 7.1%, to $506.7 million for the year ended December 31, 2008 from $472.9 million for the year ended December 31, 2007. This increase in revenue was driven primarily by growth in membership dues and personal training revenue. For the year ended December 31, 2008, revenues increased $3.6 million, or 0.8%, at our clubs opened or acquired prior to December 31, 2006 and increased $37.1 million at the 24 clubs opened or acquired subsequent to December 31, 2006. These increases in revenue were offset by a $6.1 million revenue decrease related to the seven clubs that were closed subsequent to December 31, 2006.

Comparable club revenue increased 2.2% for the year ended December 31, 2008. Of this 2.2% increase, 1.1% was due to an increase in membership, 0.6% was due to an increase in price and 0.5% was due to an increase in ancillary club revenue and fees and other revenue. However, in part as a result of the current economic environment, we experienced higher member attrition and lower average revenue per member in 2008 than in 2007. As a result, for the year ended December 31, 2008, our comparable club revenue growth was 2.2%, a decrease compared to 5.2% for the year ended December 31, 2007. We experienced a comparable club revenue decrease of 1.4% in the fourth quarter of 2008, and we expect comparable club revenue to continue to decrease throughout 2009.

Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2008	2007	% Variance

Payroll and related	$193,580	$177,357	9.1%
Club operating	172,409	156,660	10.1%
General and administrative	33,952	35,092	(3.2)%
Depreciation and amortization	52,475	45,964	14.2%
Impairment of fixed assets	3,867	—	N/A
Impairment of goodwill	17,609	—	N/A

Operating expenses	$473,892	$415,073	14.2%

Operating expenses increased in 2008 due to the following factors:

Payroll and related.  The increase in 2008 was attributable to a 7.6% increase in the total months of club operation from 1,799 to 1,935 and discounting of our member initiation fees. We discounted our new member initiation fees in 2008 in an effort to drive membership sales. Our deferred payroll costs related to new membership contracts are limited to the amount of these initiation fees, thus causing an increase in current payroll expense of approximately $6.0 million when compared to the prior year. In addition, payroll costs directly related to our personal training, group fitness training and programming for children increased $5.1 million, or 14.1%, principally due to the increase in revenue related to these programs.

Club operating.  The increase in 2008 was primarily due to the following:

•	Rent and occupancy expenses increased $11.5 million in 2008. Rent and occupancy costs increased $9.9 million at clubs that opened in 2008 and 2007 or that are currently under construction. Rent increased $2.3 million at our clubs opened prior to 2007. Rent and occupancy expenses decreased $939,000 at our clubs that were closed during 2007 and 2008.

•	Utilities, consisting of electric, gas, and oil expenses, increased $2.4 million in 2008 primarily due to five clubs added in 2008, net of closures and 12 clubs added in the fourth quarter of 2007, net of closures.

•	Cleaning, laundry and towel expenses increased $1.8 million in 2008 due to new club openings, an increase in the number of clubs that used an outsourced laundry service, as well as an overall increase in member club usage of 13.4%.

•	Advertising and marketing expenses decreased $2.4 million to $7.9 million in 2008 from $10.3 million in 2007 primarily due to a reduction in general awareness advertising in 2008.

Depreciation and amortization.  The increase in 2008 was principally due to costs related to expanded clubs and nine new clubs opened in the year ended December 31, 2008. Offsetting these increases are insurance proceeds of approximately $600,000 received for fixed asset damages at two of our clubs.

Impairment of fixed assets:  During the year ended December 31, 2008, we recorded fixed asset impairment charges of $3.9 million. There were charges of $2.7 million on fixed assets at six of our underperforming clubs and $1.2 million related to the planned closures of two clubs prior to the lease expiration dates. There were no such charges in the year ended December 31, 2007.

Impairment of goodwill:  During the year ended December 31, 2008, we recorded a goodwill impairment charge of $17.6 million. The Company performed an interim impairment test as of December 31, 2008 and concluded that goodwill of $15.8 million of goodwill associated with the Boston Sports Clubs reporting unit was impaired and $1.8 million of goodwill at two of the three outlier clubs that did not benefit from being part of regional clusters was impaired. The Company did not have a goodwill impairment charge in the New York Sports Clubs reporting unit given the profitability of this unit.

Loss on Extinguishment of Debt

For the year ended December 31, 2007, loss on extinguishment of debt was $12.5 million. The proceeds from the 2007 Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of the 2003 Senior Notes. We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the 2003 Senior Notes. Net deferred financing costs related to the 2003 Senior Notes and the related facility totaling approximately $3.2 million were expensed in the first quarter of 2007. There were no such costs in the year ended December 31, 2008.

Interest Expense

Interest expense decreased $2.5 million, or 9.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This decrease is a result of the February 27, 2007 refinancing of the 2003 Senior Notes with our $185.0 million term loan facility (the “Term Loan Facility”), at a variable rate. For the year ended December, 2007, the average variable interest rate was approximately 7.7%, while the average variable interest rate for the year ended December 31, 2008 decreased to approximately 4.8%.

Interest Income

Interest income decreased $752,000, or 70.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to a decrease in interest rates, as well as a decrease in the monthly average cash balance.

Provision for Corporate Income Taxes

We recorded an income tax provision of $9.2 million for the year ended December 31, 2008 compared to $8.1 million for the year ended December 31, 2007, calculated using the Company’s effective tax rate. For the year ended December 31, 2008 we recognized a $4.7 million charge for the non-deductible goodwill impairment of clubs that were acquired in stock-based transactions in our Boston Sports Clubs region. Also in 2008, we recognized tax benefits of $399,000 principally related to adjustments to our estimated 2007 tax positions, including adjustments that were made to our Net Operating Loss Carryforwards and we recognized a $150,000 tax benefit principally related to Federal employment credits and relief for federal surcharges on our communication expenses previously incurred. For the year ended December 31, 2007 we recognized a $251,000 tax benefit principally related to Federal employment credits and relief for federal surcharges on our communication expenses previously incurred. Also in 2007, we recognized state tax benefits of $538,000 principally related to adjustments to our estimated 2006 tax positions, including adjustments that were made to our Net Operating Loss Carryforwards.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO
YEAR ENDED DECEMBER 31, 2006

Revenue (in $’000s) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2007		2006
	Revenue	% Revenue	Revenue	% Revenue	% Growth

Membership dues	$374,631	79.2%	$346,201	79.9%	8.2%
Initiation fees	12,315	2.6%	9,563	2.2%	28.8%

Membership revenue	386,946	81.8%	355,764	82.1%	8.8%

Personal training revenue	56,106	11.9%	49,511	11.4%	13.3%
Other ancillary club revenue	24,247	5.1%	22,863	5.3%	6.1%

Ancillary club revenue	80,353	17.0%	72,374	16.7%	11.0%

Fees and other revenue	5,616	1.2%	4,942	1.2%	13.6%

Total revenue	$472,915	100.0%	$433,080	100.0%	9.2%

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

Operating expenses (in $’000s) were comprised of the following for the periods indicated:

Year Ended December 31,	2007	2006	% Variance

Payroll and related	$177,357	$162,709	9.0%
Club operating	156,660	146,243	7.1%
General and administrative	35,092	30,248	16.0%
Depreciation and amortization	45,964	40,850	12.5%

Operating expenses	$415,073	$380,050	9.2%

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

Payroll and related.  Payroll and related expenses increased $14.7 million, or 9.0%, to $177.4 million for the year ended December 31, 2007, from $162.7 million for the year ended December 31, 2006. This increase was attributable to a 4.6% increase in the total months of club operation from 1,720 to 1,799 as well as the following:

•	Payroll costs directly related to our personal training, group fitness training and programming for children increased $4.3 million or 11.9%, due to an increase in demand for these programs.

•	Payroll costs related to severance agreements decreased $1.0 million. For the year ended December 31, 2007, we incurred $639,000 of charges related to severance agreements with our former CEO and certain employees while for the year ended December 31, 2006, we incurred $1.6 million of charges relating to severance agreements with our former Chairman and certain employees.

Club operating.  Club operating expenses increased $10.4 million, or 7.1%, to $156.7 million for the year ended December 31, 2007, from $146.3 million for the year ended December 31, 2006. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $5.8 million. Rent and occupancy costs at clubs that opened after January 1, 2006, or that are currently under construction, increased $5.5 million. The remaining $300,000 increase in rent and occupancy expenses relates to rent at our clubs that were open prior to January 1, 2006.

•	As part of a customer service initiative, we had outsourced towel laundry service in 96 clubs as of December 31, 2007 as compared to 51 clubs as of December 31, 2006. As our clubs have become more intensely clustered in our markets and member cross usage becomes more prevalent, we have found it increasingly necessary to offer towel laundry services at more of our clubs. Accordingly, we have experienced a $2.3 million increase in laundry expenses for the year ended December 31, 2007 when compared to the year ended December 31, 2006.

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

Depreciation and amortization.  Depreciation and amortization increased $5.1 million, or 12.5%, to $46.0 million for the year ended December 31, 2007 from $40.9 million for the year ended December 31, 2006, principally due to costs related to new and expanded clubs.

Loss on Extinguishment of Debt

For the year ended December 31, 2007, loss on extinguishment of debt was $12.5 million compared to $16.1 million for the year ended December 31, 2006. The proceeds from the 2007 Senior Credit Facility obtained on February 27, 2007 were used to repay $170.0 million, representing the remaining outstanding principal of the 2003 Senior Notes. We incurred $8.8 million of tender premium and $215,000 of call premium together with $335,000 of fees and expenses related to the tender of the 2003 Senior Notes. Net deferred financing costs related to the 2003 Senior Credit Facility and the 2003 Senior Notes totaling approximately $3.2 million were expensed in the first quarter of 2007.

During the second quarter of 2006, we paid $93.0 million to redeem $85.0 million of the outstanding principal of the 2003 Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment of debt. During the third quarter of 2006, we paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment.

Interest Expense

Interest expense decreased $9.1 million to $26.4 million for the year ended December 31, 2007 from $35.5 million for the year ended December 31, 2006. This decrease was a result of the repayment of our debt in connection with the IPO completed on June 7, 2006 and the refinancing of a portion of our debt at a lower interest rate in February 2007. On June 8, 2006, we redeemed $85.0 million of the 2003 Senior Notes and on July 7, 2006 we redeemed $56.6 million of the Senior Discount Notes.

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

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2008 was $95.6 million compared to $82.7 million for the year ended December 31, 2007, for an increase of 15.6%. Total cash paid for interest decreased $7.1 million to $10.0 million. Cash paid for income taxes decreased $4.8 million to $15.9 million for the year ended December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2007 was $82.7 million compared to $75.1 million for the year ended December 31, 2006, an increase of 10.2%. Net cash flows from operations had increased due to the increase in operating income excluding the effects of accreted interest expense, depreciation and amortization. For the year ended December 31, 2006, the Company paid interest of $13.0 million on payment-in-kind notes related to the Senior Discount Notes. Total cash paid for interest decreased $18.2 million from $35.3 million to $17.1 million. Net changes in operating assets and liabilities, including smaller increases in accounts receivable and prepaid and other current assets further contributed to the overall increase in cash. The decrease in corporate income taxes payable offset the increase in cash flows from operations. Cash paid for income taxes increased $16.0 million to $20.7 million for the year ended December 31, 2007.

Investing Activities.  Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. Net cash used in investing activities was $95.1 million and $97.2 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we spent $23.6 million on upgrading existing clubs, $9.1 to enhance our management information systems, $5.7 million for the construction of a new regional laundry facility in our NYSC market and the remaining $57.8 million for the building of new clubs or the expansion of existing clubs. We also received $1.1 million in insurance proceeds during 2008.

For the year ending December 31, 2009, we estimate we will invest a total of $50.0 million to $53.0 million in capital expenditures. This amount includes $23.0 million to continue to upgrade existing clubs, $8.4 million to enhance our management information systems and $4.0 million for the construction of corporate offices and the completion of our new regional laundry facility in our NYSC market. The remainder of our 2009 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $75.0 million revolving credit facility (the “Revolving Loan Facility”).

Net cash used in investing activities was $97.2 million and $67.1 million for the years ended December 31, 2007 and 2006, respectively. Capital expenditures were $93.3 million and $66.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in capital expenditures was primarily due to the increase in the number of clubs under construction in 2007 compared to 2006. During the year ended December 31, 2007, we spent $18.5 million on upgrading existing clubs, $4.5 million for the relocation of our Manhattan corporate office, $3.8 million to enhance our management information systems, and the remaining $66.5 million for the building of new clubs or the expansion of existing clubs.

Financing Activities.  Net cash provided by financing activities was $4.2 million for the year ended December 31, 2008 compared to $12.9 million for the year ended December 31, 2007, a decrease of $8.7 million. For the year ended December 31, 2008, we paid $4.6 million related to repurchases of 1.8 million shares of our common stock. There were no common stock repurchases in the year ended December 31, 2007. For the year ended December 31, 2008, we increased the outstanding borrowings under our Revolving Credit Facility by $10.0 million, and made $1.9 million of principal payments on our outstanding Term Loans.

On February 1, 2009, our Senior Discount Notes will be fully accreted with an outstanding balance of $138.5 million. Semi-annual cash interest payments of $7.6 million will be required commencing August 1, 2009. From January 1, 2009 through February 26, 2009, we paid $5.4 million for an additional 2.0 million shares of common stock.

The decrease can also be attributed to the refinancing of our debt on February 27, 2007. The net proceeds after issuance costs from the 2007 Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the 2003 Senior Notes. In addition, in the year ended December 31, 2007, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.0 million increase in cash related to financing activities for the year ended December 31, 2007. There was a $0.9 million decrease in cash received upon the exercise of stock options in the year ended December 31, 2008 when compared to the year ended December 31, 2007.

Net cash provided by financing activities was $12.9 million for the year ended December 31, 2007 compared to cash used in financing activities of $52.6 million for the year ended December 31, 2006 for an increase in financing cash of $65.5 million.

In June 2006, we filed a registration statement with the SEC in connection with our Initial Public Offering (“IPO”). Our sale of 7,650,000 shares of Common Stock resulted in net proceeds of $91.8 million. The proceeds from the IPO were used for the redemption of 35% of the aggregate principal amount of our outstanding Senior Discount Notes, and the remainder of the proceeds together with cash on hand was used to consummate a tender offer for $85.0 million of the 2003 Senior Notes. These transactions, including premium and fees in connection with the extinguishment of debt of $13.3 million, totaled approximately $50.2 million.

This increase can also be attributed to the refinancing of our debt on February 27, 2007. The net proceeds after issuance costs from the 2007 Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the outstanding principal of the 2003 Senior Notes. In addition, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.1 million increase in cash related to financing activities for the year ended December 31, 2007. In addition, for the year ended December 31, 2007, there was a $2.1 million increase in cash received upon the exercise of stock options when compared to the year ended December 31, 2006 and a $9.0 million increase for borrowings on the Revolving Loan Facility in December 2007.

February 4, 2004 Offering of Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the Senior Discount Notes that will mature in February 2014. These Senior Discount Notes are publicly traded. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.4 million. No cash interest is required to be paid prior to August 2009. The accreted value of each discount note will increase from the date of issuance until February 1, 2009 at a rate of 11.0% per annum compounded semi-annually. Subsequent to February 1, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The discount notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, LLC. The debt of TSI Holdings is not guaranteed by TSI, LLC and TSI Holdings relies on the cash flows of TSI, LLC, subject to restrictions contained in the indenture governing the Senior Discount Notes, to service its debt.

On July 7, 2006, the Company paid $62.9 million to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56.6 million and early termination fees totaled $6.2 million. Deferred financing costs totaling $1.2 million were written off and fees totaling $24,000 were incurred in connection with this early extinguishment. On February 1, 2009, the accreted value equaled the principal maturity value of $138.5 million.

The indenture governing our Senior Discount Notes contains, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture governing our Senior Discount Notes restricts, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; pay dividends or make distributions; purchase or redeem stock; make investments and extend credit; engage in transactions with affiliates; engage in sale-leaseback transactions; consummate certain asset sales; effect consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and create liens on our assets.

The covenant contained in the indenture limiting the incurrence of additional indebtedness allows the Company to incur such indebtedness provided that the Company will continue to be in compliance with a “fixed charge coverage ratio” of greater than 2.00 to 1.00. The indenture does, however, allow the Company and its subsidiaries to incur certain “permitted indebtedness” without regard to the fixed charge coverage ratio. The fixed charge coverage ratio is defined as the ratio of consolidated earnings before interest, taxes, and depreciation and amortization to consolidated interest expense with certain adjustments to these items as specified in the indenture. Reference should be made to the indenture for the detailed definitions of the defined terms used for purposes of the fixed charge coverage ratio (see Exhibit 4.1 to this Report). At December 31, 2008, our fixed charge coverage ratio, as calculated for purposes of the indenture, was 4.55 to 1.00.

2003 Senior Credit Facility

On April 16, 2003 the Company completed a refinancing of its debt. This refinancing included an offering of $255.0 million of the 2003 Senior Notes that would have matured April 15, 2011 and the entering into of the 2003 Senior Credit Facility that would have expired on April 15, 2008. The transaction fees of approximately $9.6 million have been accounted for as deferred financing costs. The 2003 Senior Notes accrued interest at 9 5 / 8% per annum and interest was payable semiannually on April 15 and October 15. Effective July 7, 2006, the 2003 Senior Credit Facility was amended to increase permitted borrowings from $50.0 million to $75.0 million. Also, in July, the Company paid commitment fees totaling $125,000 related to this amendment. Loans under the 2003 Senior Credit Facility would have at the Company’s option, bore interest at either the administrative agent’s base rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined in the related credit agreement. TSI was required to pay a commitment fee of 0.75% per annum on the daily unutilized amount.

On May 18, 2006 the Senior Credit Facility was amended to consent to: (1) the use by TSI Holdings of the net cash proceeds received by TSI Holdings from an IPO to redeem the Senior Discount Notes in an aggregate amount not to exceed 35% of the original principal amount at maturity of such notes, and with the balance of such net cash proceeds not so used to be contributed as a common equity contribution to TSI; (2) the use by TSI of the cash proceeds received pursuant to clause (1) above and cash on hand to tender for a portion of the 2003 Senior Notes and (3) the amendments of, and the waivers with respect to, certain provisions of the Indenture governing the 2003 Senior Notes.

On June 8, 2006 the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the 2003 Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment.

2007 Senior Credit Facility

On February 27, 2007, TSI, LLC entered into the $260.0 million 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a Term Loan Facility, the $75.0 million Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI, LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI, LLC. The Revolving Loan Facility replaced the previously existing revolving credit facility of $75.0 million that was to mature on April 15, 2008.

A portion of the proceeds were used to purchase $165.5 million aggregate principal amount of the 2003 Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4.5 million, together with a call premium of $200,000, on April 15, 2007, the redemption date. Accrued interest on the 2003 Senior Notes totaling $6.0 million was also paid at closing. The Company incurred $8.8 million of tender premium and approximately $300,000 fees and expenses related to the tender of the 2003 Senior Notes.

Deferred financing costs related to the 2003 Senior Notes totaling approximately $3.2 million were expensed in the first quarter of 2007.

As of December 31, 2008, TSI, LLC had $181.8 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related 2007 Credit Agreement. The interest rate on these borrowings was 3.7% as of December 31, 2008. The Term Loan Facility matures on the earlier of (a) February 27, 2014 or (b) August 1, 2013 if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $462,500, per quarter beginning June 30, 2007. Total principal payments of $3.2 million have been paid as of December 31, 2008.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Credit Agreement. TSI, LLC’s applicable base rate and Eurodollar rate margins and commitment commission percentage vary with our consolidated secured leverage ratio, as defined in the related credit agreement. TSI, LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount.

TSI, LLC’s applicable base rate and Eurodollar rate margins and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company has been within the Level 3 range since entering into the Revolving Loan Facility in 2007 and expects to be in this range throughout 2009.

The 2007 Credit Agreement contains a covenant that requires us to comply with a “total leverage ratio” of not greater than 4:25 to 1:00 during any period in which borrowings or letters of credit are outstanding under the Revolving Loan Facility. The total leverage ratio is defined as the ratio of consolidated indebtedness (excluding the Senior Discount Notes and certain contingent obligations) to consolidated earnings before interest, taxes, and depreciation and amortization (with adjustments for transaction expenses relating to the repayment of the 2003 Senior Credit Facility and certain other debt, non-cash deferred compensation expense relating to issuance or repurchase of stock options and other equity interests, and deferred rent expense in addition to certain other items). Reference should be made to the 2007 Credit Agreement for the detailed definitions of the defined terms used for purposes of the total leverage ratio (see Exhibit 10.1 to this Report). At December 31, 2008, our total leverage ratio, as calculated for purposes of the 2007 Credit Agreement, was 2.35 to 1.00. In the year ended December 31, 2008, we recorded a goodwill impairment charge of $17.6 million primary related to our Boston Sports Clubs region. As of December 31, 2008, we had $32.6 million of goodwill remaining on our consolidated balance sheet. If we were to experience material additional goodwill impairment charges it would increase our total leverage ratio and depending upon the amount of goodwill impairment charges recorded, such an impairment could result in a failure to maintain the required minimum total leverage ratio of 4.25 to 1.00 and would result in a breach of our covenant under the 2007 Credit Agreement.

There were $19.0 million in borrowings outstanding under the Revolving Loan Facility at December 31, 2008, at an interest rate of 4.5% and outstanding letters of credit issued totaled $13.2 million. The unutilized portion of the Revolving Loan Facility as of December 31, 2008 was $42.8 million.

In addition, our operations are conducted through our subsidiaries and our ability to make payments on our outstanding Senior Discount Notes is dependent on the earnings and distribution of funds from our subsidiaries; however, our subsidiaries are not obligated to make funds available to us for payment on the outstanding Senior Discount Notes. The terms of the indenture governing our Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the terms of the 2007 Senior Credit Facility and the indenture governing our Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt (see “Item 1A. Risk Factors”).

The 2007 Credit Agreement contains covenants including, among others, limitations on the Company’s and each of its subsidiaries’ ability to: create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions);

create, incur or allow any lien on any of its property (except for certain permitted liens); make investments (other than certain types of investments); or pay dividends or make distributions (each subject to certain limitations). In addition, the 2007 Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and the occurrence of a change of control.

As of December 31, 2008, we were in compliance with our debt covenants in the 2007 Credit Agreement and given our operating plans and expected performance for 2009, we expect we will continue to be in compliance during 2009. These covenants may limit TSI, LLC’s ability to incur additional debt. As of December 31, 2008, permitted borrowing capacity of $75.0 million was not restricted by the covenants.

As of December 31, 2008 we had $137.2 million of Senior Discount Notes outstanding.

As of December 31, 2008, we had $10.4 million of cash and cash equivalents.

Consolidated Debt

As of December 31, 2008, our total consolidated debt was $338.0 million. This substantial amount of debt could have significant consequences, including:

•	Making it more difficult to satisfy our obligations;

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	Requiring cash flow from operations for the payment of interest and/or principal on our credit facility and Senior Discount Notes and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Notes payable were incurred upon the acquisition of various clubs and are subject to possible post-acquisition reductions arising out of operations of the acquired clubs. As of December 31, 2008, all notes were fully paid.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2008 were as follows:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt(1)	$415,410	$28,465	$34,159	$206,671	$146,115
Operating lease obligations(2)	909,081	82,065	164,801	151,151	511,064

Total contractual cash obligations	$1,324,491	$110,530	$198,960	$357,822	$657,179

(1)	The long-term debt contractual cash obligations include principal and interest payment requirements.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.

The current volatility in the capital and credit markets has reached extraordinary levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions could lead to reduced consumer spending in the foreseeable future and cause member cancellations and/or a decrease in new memberships. This could adversely affect our industry, financial position, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is the source of credit for our borrowing and liquidity. It is difficult to predict how long the current economic and capital and credit market conditions will continue, however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material on our business and therefore our results of operations. Based on information available to us, we do not expect that any of the financial institutions that are a party to our 2007 Senior Credit Facility would be unable to fulfill their obligations thereunder as of the filing date of this Annual Report on Form 10-K.

In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $67.2 million at December 31, 2008, as compared with $73.5 million at December 31, 2007. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $40.3 million at December 31, 2008. Initiation fees received are deferred and amortized over a 30-month period, which represents the approximate club membership life of a member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to six months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue does not constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs which are deferred over 30 months. These costs are recorded as a long-term asset and as such, do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.

Recent Changes in or Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Accounting Financial Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the expected impact of SFAS 157 on its Consolidated Financial Statements, however, does not believe it will have a material impact.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the expected impact of SFAS 141R on its Consolidated Financial Statements, however, does not believe it will have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 effective January 1, 2008 for the Company. The Company has evaluated the impact of SFAS 159 on its Consolidated Financial Statements and concluded that it will not elect the fair value option.

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

Our most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, self-insurance reserves, valuation of and expense incurred in connection with, stock options, legal contingencies and the estimated membership life.

Our one-time member initiation fees and related direct expenses are deferred and recognized on a straight-line basis in operations over the estimated membership life. This estimated membership life has been derived from actual membership retention experienced by us. This estimated life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease in similar proportion.

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures, flooring and computer equipment and three to seven years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to fair value. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. During the year ended December 31, 2008, we recorded impairment charges of $3.9 million. There were charges of $2.7 million on fixed assets at six of our underperforming clubs and $1.2 million related to the planned closures of two clubs prior to the lease expiration dates. There were no such charges in the year ended December 31, 2007.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and

Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The Company has three Outlier Clubs with goodwill. The WSC and PSC regions do not have any goodwill. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

In each of the quarters ended March 31, 2008 and 2007, the Company performed its annual impairment test. The March 31, 2008 and 2007 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

In accordance with SFAS No. 142, the Company completed an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event as of December 31, 2008. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Company’s analysis indicated that there would be no remaining implied value attributable to the Boston Sports Clubs reporting unit. Accordingly, in December 2008, the Company wrote off all $15.8 million of goodwill associated with this reporting unit and $1.8 million at two of the three Outlier Clubs that did not benefit from being part of regional clusters. The Company did not have a goodwill impairment charge in the NYSC region as a result of the interim test given the profitability of this unit. There is one remaining Outlier Club with goodwill totaling $137,000.

Fair value was determined by using a weighted combination of two market-based approaches (weighted 25% each) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed a financial forecast through 2013 for all reporting units with the exception of BSC, which was extended through 2016. The BSC reporting unit has a larger proportion of less mature clubs than the other reporting units. The Company used discount rates ranging between 12.1% and 18.2%, compounded annual revenue growth ranging from (0.7%) to 5.4% and terminal growth rates ranging between 1% and 3%. These assumptions are calculated separately for each reporting unit. The control premium used on all reporting units was 15%, calculated as annual costs associated with the Company’s public listing and operating synergies that would be considered by a market participant in deriving fair value in a hypothetical transaction. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the Company’s stock price) plus the estimated control premium.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ended March 31, 2009 or subsequent to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Effective January 1, 2006, we adopted Statement of Accounting Financial Standard (“SFAS”) No. 123 (revised 2004) Share Based Payment (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rate and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

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

As of December 31, 2008, our net deferred tax assets totaled $42.3 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. We believe that as our club base continues to expand, we will improve our profitability in years going forward and realize our deferred tax assets. For 2008 and 2007, we generated pre-tax profit of $11.5 million and $21.8 million, respectively, and Federal taxable income of approximately $16.9 million and $39.5 million, respectively. Given our profitability in past years and expected future profitability, the weight of available evidence indicates we will, more likely than not, be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of or the entire net deferred tax assets, the write-down of this asset could have a significant impact on our financial statements.

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 , clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had and is not likely in the foreseeable future to have, a material impact on our results of operations.

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

Our debt consists of both fixed and variable rate debt facilities. As of December 31, 2008 and December 31, 2007, a total of $181.8 million and $183.6 million of our debt, respectively, consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the year ended December 31, 2008, our interest expense would have increased by approximately $1.9 million. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.

For additional information concerning the terms of our fixed-rate debt, see Note 7 to our financial statements in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements appear following the signature page hereto, are incorporated herein by reference and are listed in the index appearing under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued its written attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report included following the signature page hereto, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting:  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND RELATED INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2008 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Deadline for Receipt of Stockholder Proposals.”

The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:

Alexander A. Alimanestianu	Chief Executive Officer and President, Town Sports International Holdings, Inc.
Keith E. Alessi	Chairman and Chief Executive Officer, Westmoreland Coal Company
Paul N. Arnold	Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.
Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP
J. Rice Edmonds	Managing Director, Edmonds Capital, LLC
Jason M. Fish	Former President, CapitalSource Inc.
Thomas J. Galligan, III	Chairman of the Board and Chief Executive Officer, Papa Gino’s Holdings Corp.
Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC

Executive Officers:

Alexander Alimanestianu	Chief Executive Officer and President
Martin Annese	Chief Operations Officer
Daniel Gallagher	Chief Financial Officer
David M. Kastin	Senior Vice President — General Counsel and Corporate Secretary
Jennifer H. Prue	Chief Information Officer
James Rizzo	Senior Vice President — Human Resources

Item 11.	Executive Compensation

The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation” and “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation.”

The information with respect to compensation of directors is incorporated herein by reference to the following sections of the Proxy Statement.: “Corporate Governance and Board Matters — Directors’ Compensation for the 2008 Fiscal Year.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2008:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,881,560	$8.38	1,016,969
Equity compensation plans not approved by security holders	—	—	—

Total	1,881,560	$8.38	1,016,969

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to the following section of the Proxy Statement.: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is incorporated herein by reference to the following section of the Proxy Statement: “Matters to be Considered at Annual Meeting — Proposal Two — Ratification of Independent Registered Public Accounting Firm.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2009.

Town Sports International Holdings, Inc.

By:	/s/ Alexander Alimanestianu
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Alexander Alimanestianu Alex Alimanestianu	Chief Executive Officer (principal executive officer), President and Director	March 3, 2009

By:	/s/ Daniel Gallagher Daniel Gallagher	Chief Financial Officer (principal financial and accounting officer)	March 3, 2009

By:	/s/ Keith Alessi Keith Alessi	Director	March 3, 2009

By:	/s/ Paul Arnold Paul Arnold	Director	March 3, 2009

By:	/s/ Bruce Bruckmann Bruce Bruckmann	Director	March 3, 2009

By:	/s/ Rice Edmonds Rice Edmonds	Director	March 3, 2009

By:	/s/ Jason Fish Jason Fish	Director and Chairman of the Board	March 3, 2009

By:	/s/ Thomas J. Galligan III Thomas J. Galligan III	Director	March 3, 2009

By:	/s/ Kevin McCall Kevin McCall	Director	March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
March 3, 2009

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(All figures in $000’s except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,399	$5,463
Accounts receivable (less allowance for doubtful accounts of $3,001 and $2,797 in 2008 and 2007, respectively)	4,508	5,382
Inventory	143	230
Prepaid expenses and other current assets	14,154	14,767
Prepaid corporate income taxes	8,116	—

Total current assets	37,320	25,842
Fixed assets, net	373,120	337,152
Goodwill	32,610	50,165
Intangible assets, net	281	477
Deferred tax assets, net	42,266	44,345
Deferred membership costs	14,462	17,974
Other assets	11,579	12,808

Total assets	$511,638	$488,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,850	$10,898
Accounts payable	7,267	10,891
Accrued expenses	35,565	34,186
Accrued interest	523	738
Corporate income taxes payable	—	811
Deferred revenue	40,326	41,798

Total current liabilities	104,531	99,322
Long-term debt	317,160	305,124
Deferred lease liabilities	69,719	61,221
Deferred revenue	4,554	7,300
Other liabilities	14,902	15,613

Total liabilities	510,866	488,580
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 24,627,779 and 26,254,773 shares at December 31, 2008 and 2007, respectively	25	26
Paid-in capital	(18,980)	(16,977)
Accumulated other comprehensive income (currency translation adjustment)	1,070	814
Retained earnings	18,657	16,320

Total stockholders’ equity	772	183

Total liabilities and stockholders’ equity	$511,638	$488,763

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(All figures in $000’s except share and per share data)

Revenues:
Club operations	$500,678	$467,299	$428,138
Fees and other	6,031	5,616	4,942

	506,709	472,915	433,080

Operating Expenses:
Payroll and related	193,580	177,357	162,709
Club operating	172,409	156,660	146,243
General and administrative	33,952	35,092	30,248
Depreciation and amortization	52,475	45,964	40,850
Impairment of fixed assets	3,867	—	—
Impairment of goodwill	17,609	—	—

	473,892	415,073	380,050

Operating Income	32,817	57,842	53,030
Loss on extinguishment of debt	—	12,521	16,113
Interest expense	23,902	26,400	35,496
Interest income	(319)	(1,071)	(2,124)
Equity in the earnings of investees and rental income	(2,307)	(1,799)	(1,817)

Income before provision for corporate income taxes	11,541	21,791	5,362
Provision for corporate income taxes	9,204	8,145	715

Net income	$2,337	$13,646	$4,647

Earnings per share:
Basic	$0.09	$0.52	$0.20
Diluted	$0.09	$0.51	$0.20
Weighted average number of shares used in calculating earnings per share:
Basic	26,247,398	26,153,543	22,749,470
Diluted	26,314,950	26,611,226	23,154,812

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

					Accumulated
	Common Stock		Additional		Other	Accumulated	Total
	($.001 par)		Paid in	Unearned	Comprehensive	Retained	Stockholder
	Shares	Amount	Capital	Compensation	Income	Equity (Deficit)	Equity (Deficit)
	(All figures in $000’s except share and per share data)

Balance at January 1, 2006	18,327,722	$18	$(113,605)	$(509)	$386	$(1,973)	$(115,683)
Repurchase of common stock	(60,160)	—	(433)	—	—	—	(433)
Common stock issued upon initial public offering	7,650,000	8	91,742	—	—	—	91,750
Stock option exercises	58,386	—	439	—	—	—	439
Elimination of unearned compensation under SFAS 123R	—	—	(509)	509	—	—	—
Compensation related to stock options	—	—	1,135	—	—	—	1,135
Tax benefit from stock option exercises	—	—	163	—	—	—	163
Other comprehensive income:
Net income	—	—		—	—	4,647	4,647
Foreign currency translation adjustment	—	—	—	—	153	—	153

Total comprehensive income	—	—	—	—	—	—	4,800

Balance at December 31, 2006	25,975,948	26	(21,068)	—	539	2,674	(17,829)
Stock option exercises	278,825	—	2,096	—	—	—	2,096
Compensation related to stock options	—	—	913	—	—	—	913
Tax benefit from stock option exercises	—	—	1,082	—	—	—	1,082
Other comprehensive income:
Net income	—	—	—	—	—	13,646	13,646
Foreign currency translation adjustment	—	—	—	—	275	—	275

Total comprehensive income	—	—	—	—		—	13,921

Balance at December 31, 2007	26,254,773	$26	$(16,977)	$—	$814	$16,320	$183
Repurchase of common stock	(1,838,960)	(2)	(4,643)				(4,645)
Stock option exercises	195,700	1	1,195	—	—	—	1,196
Common stock grants	16,266	—	87				87
Compensation related to stock options	—	—	1,181	—	—	—	1,181
Tax benefit from stock option exercises	—	—	177	—	—	—	177
Other comprehensive income:
Net income	—	—	—	—	—	2,337	2,337
Foreign currency translation adjustment	—	—	—	—	256	—	256

Total comprehensive income	—	—	—	—		—	2,593

Balance at December 31, 2008	24,627,779	$25	$(18,980)	$—	$1,070	$18,657	$772

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(All figures in $000’s)

Cash flows from operating activities:
Net income	$2,337	$13,646	$4,647
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52,475	45,964	40,850
Impairment of fixed assets	3,867	—	—
Impairment of goodwill	17,609	—	—
Non cash interest expense on Senior Discount Notes	13,937	12,460	14,417
Loss on extinguishment of debt	—	12,521	16,113
Payment of interest on Payment-in-Kind Notes	—	—	(12,961)
Amortization of debt issuance costs	781	815	1,438
Noncash rental expense, net of noncash rental income	(411)	508	1,768
Compensation expense incurred in connection with stock options and common stock grants	1,268	913	1,135
Net change in certain working capital components	(10,258)	1,765	11,169
Decrease (increase) in deferred tax asset	2,079	(11,908)	(8,059)
Decrease (increase) in deferred membership costs	3,512	(2,271)	(4,181)
Landlord contributions to tenant improvements	6,597	5,439	6,413
Increase in insurance reserves	2,038	2,795	2,564
Other	(209)	102	(3)

Total adjustments	93,285	69,103	70,473

Net cash provided by operating activities	95,622	82,749	75,120

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(96,182)	(93,280)	(66,253)
Insurance proceeds received	1,074	500	—
Acquisition of businesses, net of cash acquired	—	(4,450)	(858)

Net cash used in investing activities	(95,108)	(97,230)	(67,111)

Cash flows from financing activities:
Proceeds from 2007 Credit Facility	—	185,000	—
Costs related to issuance of 2007 Credit Facility	—	(2,724)	—
Proceeds from Initial Public Offering, net of underwriting and other costs	—	—	91,750
Repayment of Senior Notes	—	(169,999)	(128,684)
Proceeds from borrowings on Revolving Loan Facility	19,000	9,000	—
Repayment of borrowings on Revolving Loan Facility	(9,000)	—	—
Premium paid on extinguishment of debt and related costs	—	(9,309)	(13,273)
Repayment of long term borrowings	(1,949)	(1,568)	(2,805)
Change in book overdraft.	(583)	(647)	245
Repurchase of common stock	(4,645)	—	(433)
Tax benefit from stock option exercises	177	1,082	163
Proceeds from stock option exercises	1,196	2,096	439

Net cash provided by (used in) financing activities	4,196	12,931	(52,598)

Effect of exchange rate changes on cash	226	203	95

Net increase (decrease) in cash and cash equivalents	4,936	(1,347)	(44,494)
Cash and cash equivalents beginning of period	5,463	6,810	51,304

Cash and cash equivalents end of period	$10,399	$5,463	$6,810

Summary of the change in certain working capital components, net of effects of acquired businesses
Increase in accounts receivable	$1,786	$(549)	$(3,168)
Decrease (increase) in inventory	89	205	(13)
Decrease (increase) in prepaid expenses and other current assets	197	1,965	(4,085)
Increase (decrease) in accounts payable, accrued expenses and accrued interest	778	(2,435)	2,662
Change in prepaid corporate income taxes and corporate income taxes payable	(8,874)	(1,726)	7,095
(Decrease) increase in deferred revenue	(4,234)	4,305	8,678

Net change in certain working capital components	$(10,258)	$1,765	$11,169

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(In $000s, except share data)

1.	Basis of Presentation

As of December 31, 2008, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 166 fitness clubs (“clubs”) comprised of 112 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company operates in a single segment.

Effective June 30, 2006, Town Sports International, Inc., a wholly-owned subsidiary of TSI Holdings, merged with and into TSI Club, LLC, a New York limited liability company (the “Merger”). TSI Club, LLC was the surviving entity in the Merger and changed its name to Town Sports International, LLC (“TSI, LLC”). TSI Holdings is the sole member of TSI, LLC.

The Company completed its Initial Public Offering (“IPO”) on June 7, 2006. In connection with the IPO, the Board of Directors approved a 14 for one common stock split. The Company’s position is that it was required by the relevant agreements to adjust the options to purchase common stock for the stock split. All share and per share data have been adjusted to reflect this stock split. The Company’s sale of 7,650,000 shares of common stock resulted in net proceeds of $91,750. These proceeds are net of underwriting discounts and commissions and offering costs payable by the Company totaling $7,700. The IPO proceeds were used for the redemption of 35% of the aggregate principal amount of its outstanding 11% Senior Discount Notes due 2014 and the remainder of the proceeds together with cash on hand was used to consummate the tender offer for $85,001 of 9 5 / 8% Senior Notes due 2011.

Certain reclassifications were made to the reported amounts for the years ended December 31, 2007 and 2006 to conform to the presentation for the year ended December 31, 2008.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Town Sports International Holdings, Inc. and all wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The share and per share amounts prior to June 1, 2006 have been adjusted for the 14 for one common stock split on June 2, 2006.

Revenue Recognition

The Company generally receives a one-time non-refundable initiation fee and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one or two year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily sales commissions and a percentage of salaries payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of 30 months. Deferred membership costs were $14,462 and $17,974 at December 31, 2008 and 2007, respectively. The decrease of $3,512 is related to the discounting of new member initiation fees in an effort to drive membership sales. The amount of costs deferred does not exceed the related deferred revenue for the periods presented. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services are recognized as services are performed. Management fees earned for services rendered are recognized at the time the related services are performed.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes revenue from merchandise sales upon delivery to the member.

In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,598 and $3,625 as of December 31, 2008 and 2007, respectively, pursuant to various state consumer protection laws.

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2008, 2007 and 2006 totaled $7,868, $10,302 and $10,971, respectively and are included in club operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2008 and 2007, $271 and $269, respectively, of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.

Deferred Lease Liabilities, Non-cash Rental Expense and Additional Rent

The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease beginning upon the commencement date of the lease.

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent to cover common area maintenance (“CAM”) charges incurred and to pass along increases in real estate taxes. The Company accrues for any unpaid CAM charges and real estate taxes on a club-by-club basis.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the Company’s membership base and is $7,509 and $8,179 at December 31, 2008 and 2007, respectively before allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect our members’ ability to pay.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the changes in the allowance for doubtful accounts for the years December 31, 2008, 2007 and 2006:

	Balance Beginning		Write-offs Net of	Balance at
	of the Year	Additions	Recoveries	End of Year

December 31, 2008	$2,797	$8,430	$(8,226)	$3,001
December 31, 2007	$2,026	$8,168	$(7,397)	$2,797
December 31, 2006	$1,984	$5,129	$(5,087)	$2,026

Inventory

Inventory consists of supplies, headsets for the club entertainment system and clothing for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to seven years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

Intangible Assets, Goodwill and Debt Issuance Costs

Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over 30 months and covenants-not-to-compete are amortized over the contractual life, generally one to five years. The beneficial lease is being amortized over the remaining life of the underlying club lease.

In accordance with the Statement on Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill has not been amortized subsequent to December 31, 2001.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $781, $815 and $1,438, for the years ended December 31, 2008, 2007 and 2006, respectively.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset’s carrying value would be reduced to fair value.

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated based on claims experience, an estimate of claims incurred but not yet reported

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $7,900 as of December 31, 2008.

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

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2008	2007	2006

Cash paid
Interest (net of amounts capitalized)(a)	$10,032	$17,073	$35,252
Income taxes	15,932	20,732	4,699
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	11,132	15,781	12,737
See Notes 7, 10 and 11 for additional non-cash investing and financing activities

(a)	The December 31, 2006 amount includes a $12,961 cash payment of interest on payment-in-kind notes, related to the Senior Discount Notes, as later defined.

Foreign Currency

At December 31, 2008, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translation adjustment in stockholders’ equity (deficit). The difference between the Company’s net income and comprehensive income is the effect of foreign exchange translation adjustments, which was $256, $275 and $153 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ equity.

Investments in Affiliated Companies

The Company has investments in two partly-owned clubs, Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the CHSCA and the Company’s pro rata share of the CHSCA’s net assets and operating results were not material for all periods presented. The KSMA balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006

Revenue	$3,345	$3,622	$3,554
Operating expenses	2,206	2,150	1,929
Operating income	1,139	1,472	1,625
Net income	1,045	1,362	1,513

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments. Cash and cash equivalents held in a single commercial bank as of December 31, 2008 were $6,929. During any given month, this amount can be as high as $30,000.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2008	2007	2006

Weighted average number of common share outstanding — basic	26,247,398	26,153,543	22,749,470
Effect of diluted stock options	67,552	457,683	405,342

Weighted average number of common shares outstanding — diluted	26,314,950	26,611,226	23,154,812

Earnings per share:
Basic	$0.09	$0.52	$0.20
Diluted	$0.09	$0.51	$0.20

At December 31, 2008, 2007 and 2006, we did not include stock options to purchase 957,928, 433,540 and 195,166 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Also, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. In December 2007, the SEC issued SAB No. 110 (“SAB 110”) regarding the use of a “simplified” method, as discussed SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Common	Rate	Life	Volatility	Yield	of Grant

1999 Grants	5.7%	5 years	60%	—	$30.10
2000 Grants	6.6%	5 years	69%	—	$47.11
2001 Grants	4.6%	5 years	72%	—	$111.89
2003 Grants	3.8%	6 years	55%	—	$14.50
2005 Grants	4.1%	6 years	49%	—	$8.00
2006 Grants	4.8%	6 years	50%	—	$12.14
2007 Grants	4.5%	6 years	33%	—	$17.63
2008 Grants	2.3%	6 years	60%	—	$4.83

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for the Company. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the expected impact of SFAS 157 on its Consolidated Financial Statements, however, does not believe it will have a material impact.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the expected impact of SFAS 141R on its Consolidated Financial Statements, however, does not believe it will have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities separately. SFAS 159 is

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective January 1, 2008 for the Company. The Company has evaluated the impact of SFAS 159 on its Consolidated Financial Statements and concluded that it will not elect the fair value option.

4.	Fixed Assets

Fixed assets as of December 31, 2008 and 2007 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2008	2007

Leasehold improvements	$458,941	$413,557
Club equipment	87,833	80,924
Furniture, fixtures and computer equipment	66,747	60,347
Computer software	18,200	16,110
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	36,416	18,938

	674,118	595,857
Less: Accumulated depreciation and amortization	(300,998)	(258,705)

	$373,120	$337,152

Depreciation and leasehold amortization expense for the years ended December 31, 2008, 2007 and 2006, was $51,743, $45,519 and $40,220, respectively.

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable from its undiscounted cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge is recognized equal to the difference between the carrying value of such asset and its fair value. In the year ended December 31, 2008, the Company tested 13 underperforming clubs and recorded impairment charges of $2,641 on fixed assets at seven of these clubs. The seven clubs with impairment charges have approximately $917 of net fixed assets remaining or an average of $131 per club. The six clubs that did not have impairment charges have $4,786 of net fixed assets remaining or an average of $798 per club. In addition, the Company recorded an impairment charge of $1,226 on fixed assets related to the decision to two close clubs prior to their lease expiration dates.

5.	Goodwill and Intangible Assets

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The Company has three Outlier Clubs with goodwill. The WSC and PSC regions do not have any goodwill. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

In each of the quarters ended March 31, 2008 and 2007, the Company performed its annual impairment test. The March 31, 2008 and 2007 impairment tests supported the recorded goodwill balances and as such no

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

In accordance with SFAS No. 142, the Company completed an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event as of December 31, 2008. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Company’s analysis indicated that there would be no remaining implied value attributable to the Boston Sports Clubs reporting unit. Accordingly, in December 2008, the Company wrote off all $15,766 of goodwill associated with this reporting unit and $1,843 at two of the three Outlier Clubs that did not benefit from being part of regional clusters. The Company did not have a goodwill impairment charge in the NYSC region as a result of the interim test given the profitability of this unit. There is one remaining Outlier Club with goodwill totaling $137.

Fair value was determined by using a weighted combination of two market-based approaches (weighted 25% each) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed a financial forecast through 2013 for all reporting units with the exception of BSC, which was extended through 2016. The BSC reporting unit has a larger proportion of less mature clubs than the other reporting units. The Company used discount rates ranging between 12.1% and 18.2%, compounded annual revenue growth ranging from (0.7%) to 5.4% and terminal growth rates ranging between 1% and 3%. These assumptions are calculated separately for each reporting unit. The control premium used on all reporting units was 15%, calculated as annual costs associated with the Company’s public listing and operating synergies that would be considered by a market participant in deriving fair value in a hypothetical transaction. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the Company’s stock price) plus the estimated control premium.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. If the Company’s

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ended March 31, 2009 or subsequent to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The change in the carrying amount of goodwill from January 1, 2007 through December 31, 2008 are detailed in the chart below.

				Outlier
	NYSC	BSC	SSC	Clubs	Total

Balance as of January 1, 2007	$31,403	$15,766	$963	$1,980	$50,112
Changes due to foreign currency exchange rate fluctuations	—	—	53	—	53

Balance as of December 31, 2007	31,403	15,766	1,016	1,980	50,165
Changes due to foreign currency exchange rate fluctuations	—	—	54	—	54
Impairment of goodwill	—	(15,766)	—	(1,843)	(17,609)

Balance as of December 31, 2008	$31,403	$—	$1,070	$137	$32,610

Intangible assets as of December 31, 2008 and 2007 are as follows:

	As of December 31, 2008
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Membership lists	$10,890	$(10,836)	$54
Covenants-not-to-compete	1,687	(1,460)	227
Beneficial lease	223	(223)	—

	$12,800	$(12,519)	$281

	As of December 31, 2007
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Membership lists	$11,678	$(11,300)	$378
Covenants-not-to-compete	1,151	(1,059)	92
Beneficial lease	223	(216)	7

	$13,052	$(12,575)	$477

The amortization expense of the above acquired intangible assets for each of the three years ending December 31, 2009, 2010 and 2011 is as follows:

Aggregate Amortization Expense for the Years Ending December 31,

2009	$170
2010	67
2011	44

$281

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $732, $445 and $630, respectively.

6.	Accrued Expenses

Accrued expenses as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007

Accrued payroll	$6,899	$8,145
Accrued construction in progress and equipment	10,996	9,759
Accrued occupancy costs	7,239	7,479
Accrued insurance claims	3,938	2,557
Accrued other	6,493	6,246

	$35,565	$34,186

7.	Long-Term Debt

Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007

Term Loan	$181,763	$183,613
Revolving credit borrowings	19,000	9,000
11% Senior Discount Notes	137,247	123,310
Notes payable for acquired businesses	—	99

	338,010	316,022
Less: Current portion due within one year	20,850	10,898

Long-term portion	$317,160	$305,124

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due

Year Ending December 31,
2009	$20,850
2010	1,850
2011	1,850
2012	1,850
2013	174,363
Thereafter	137,247

$338,010

Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post-acquisition adjustments arising out of operations of the acquired clubs. As of December 31, 2008 there were no such notes outstanding.

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

On July 7, 2006, the Company paid $62,875 to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment. As of December 31, 2008 the accreted value of the Senior Discount Notes totaled $137,247 and on February 1, 2009, the accreted value equaled its principal maturity value of $138,450.

2003 Senior Credit Facility

On April 16, 2003, the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of the 9 5 / 8% Senior Notes (the “2003 Senior Notes”) that would have matured April 15, 2011 and the entering into of a senior secured revolving credit facility (the “2003 Senior Credit Facility”) that would have expired on April 15, 2008. The transaction fees of approximately $9,600 have been accounted for as deferred financing costs. The 2003 Senior Notes accrued interest at 9 5/8% per annum and interest was payable semiannually on April 15 and October 15. Effective July 7, 2006, the 2003 Senior Credit Facility was amended to increase permitted borrowings from $50,000 to $75,000. Also, in July, the Company paid commitment fees totaling $125 related to this amendment. Loans under the 2003 Senior Credit Facility would have at TSI’s option, born interest at either the administrative agent’s base rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined in the related credit agreement. TSI was required to pay a commitment fee of 0.75% per annum on the daily unutilized amount.

On May 18, 2006, the 2003 Senior Credit Facility was amended to consent to: (1) the use by TSI Holdings of the net cash proceeds received by TSI Holdings from an IPO to redeem the Senior Discount Notes in an aggregate amount not to exceed 35% of the original principal amount at maturity of such notes and with the balance of such net cash proceeds not so used to be contributed as a common equity contribution to TSI; (2) the use by TSI of the cash proceeds received pursuant to clause (1) above and cash on hand to tender for a portion of the 2003 Senior Notes and (3) the amendments of and the waivers with respect to, certain provisions of the Indenture governing the 2003 Senior Notes.

On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of the 2003 Senior Notes, together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

2007 Senior Credit Facility

On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”) and the $75,000 revolving credit facility (the “Revolving Loan Facility”) and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI and agreement upon certain terms and conditions thereof between the

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating lenders and TSI. The 2007 Senior Credit Facility replaced the 2003 Senior Credit Facility. Fees and expenses associated with this transaction were approximately $335.

A portion of the proceeds were used to purchase $165,540 aggregate principal amount of the 2003 Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4,459, together with call premium of $215, on April 15, 2007, the redemption date. Accrued interest on the 2003 Senior Notes totaling $6,013 was also paid at closing. The Company incurred $8,759 of tender premium and approximately $300 in fees and expenses related to the tender of the 2003 Senior Notes.

Net deferred financing costs related to the 2003 Credit Facility and the 2003 Senior Notes totaling approximately $3,209 were expensed in the first quarter of 2007.

Borrowings under the Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the related credit agreement. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter beginning on June 30, 2007. As of December 31, 2008, the Company has paid $3,238 of outstanding principal.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25% as defined in the related credit agreement. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of December 31, 2008, the Company’s leverage ratio was 2.35:1.00. As of December 31, 2008, there were $19,000 of borrowings outstanding, at an interest rate of 4.5% and outstanding letters of credit issued totaled $13,192. The unutilized portion of the Revolving Loan Facility as of December 31, 2008 was $42,808.

TSI, LLC’s applicable base rate and Eurodollar rate margins and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company’s secured leverage ratio as of December 31, 2008 was within the Level 3 range at 2.35:1.00. The Company has been within the Level 3 range since entering into the Revolving Loan Facility in 2007 and expects to be in this range throughout 2009

Fair Market Value

Based on quoted market prices, the Senior Discount Notes had a fair value of approximately $83,070 and $130,835 at December 31, 2008 and December 31, 2007 respectively. The Term Loan Facility had fair values of approximately $126,034 and $168,924 at December 31, 2008 and December 31, 2007, respectively. The Term Loan Facility had very limited trading volume during the three month period ended December 31, 2008 and therefore, this fair value was based on trading activity in the third quarter of 2008 and adjusted downward reflecting the relative trend in the Loan Credit Default Swap Index (LCDX). The Company had short-term debt of $19,000 outstanding on the Revolving Loan Facility, which approximates fair value.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006

Interest costs expensed	$24,465	$26,400	$35,496
Interest costs capitalized	632	1,224	867

Total interest expense and amounts capitalized	$25,097	$27,624	$36,363

The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. As of December 31, 2007, BRS owned 26.9% of the Company’s outstanding common stock. Fees for such services, which are included in general and administrative expenses, were $250 per annum. On September 16, 2008, BRS liquidated its ownership in the Company. As a result, immediately following the distribution, BRS held no shares of the Company’s common stock and thus the professional service agreement was terminated. No amounts were due BRS at December 31, 2008 and 2007.

9.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,354 as of December 31, 2008.

The leases expire at various times through October 31, 2029 and certain leases may be extended at the Company’s option.

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2009	$82,065
2010	82,699
2011	82,102
2012	77,516
2013	73,635
Aggregate thereafter	511,064

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2008, 2007 and 2006 was $98,763, $87,738 and $79,677, respectively. Such amounts include additional rent of $18,102, $16,786 and $15,119, respectively.

The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through March 31, 2028. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2009	$4,472
2010	4,356
2011	4,018
2012	3,669
2013	2,991
Aggregate thereafter	35,918

Rental income, including non-cash rental income, for the years ended December 31, 2008, 2007 and 2006 was $4,452, $3,325 and $2,990, respectively. Such amounts include additional rental charges above the base rent of $735, $102 and $90, respectively. We own the building at one of our club locations which houses a rental tenant that generated $1,739, $1,059 and $1,041 of rental income for the years ended December 31, 2008, 2007 and 2006, respectively.

10.	Stockholders’ Equity

a.	Capitalization

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

The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).

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

b.	Common Stock Options

Grants vest in full at various dates between December 31, 2008 and December 4, 2018. The vesting of certain grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each grant is generally ten years.

In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the stock option grants in 2001. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation is amortized as compensation expense over the vesting period. For the year ended December 31, 2005, amortization of unearned compensation totaled $509. Effective January 1, 2006, the Company adopted SFAS 123R for the calculation of stock-based

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense (See Note 2, Summary of Significant Accounting Policies — Stock-Based Compensation) and eliminated the unearned compensation.

As of December 31, 2008, 2007 and 2006, a total of 426,384, 503,870 and 624,080 Common Stock options were exercisable, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2006 and 2007 include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 and 2007, respectively, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 (See Note 2, Summary of Significant Accounting Policies — Stock-Based Compensation for further information).

At December 31, 2008, the Company had 354,120 and 1,527,440 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Option Plan, respectively. The total compensation expense, classified within payroll and related on the consolidated statements of income, related to these plans was $1,155, $913 and $1,135 for the years ended December 31, 2008, 2007 and 2006, respectively.

On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees upon the exercise of Options Rights, Stock Appreciation Rights, Restricted Stock, in payment of Performance Shares or other stock-based awards. Under the 2006 Stock Option Plan, stock options may be granted at a price based on the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing and no stock option will be exercisable more than ten years after the date of grant. In March 2008, the Board of Directors adopted the Amended and Restated 2006 Stock Incentive Plan, which, among other things, increased the aggregate number of shares of Common Stock issuable under the plan by 1,200,000 shares to a total of 2,500,000 shares. The 2006 Option Plan, as amended, was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. As of December 31, 2008, there were 1,016,969 shares available to be issued under the Plan.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the years ended December 31, 2006, 2007 and 2008:

		Weighted
		Average
		Exercise
	Common	Price

Balance at January 1, 2006	1,237,124	6.16
Granted	545,860	11.56
Exercised	(58,386)	7.50
Cancelled	(68,600)	6.00
Forfeited	(221,038)	5.42

Balance at December 31, 2006	1,434,960	8.28
Granted	464,500	17.63
Exercised	(275,085)	7.50
Cancelled	(5,925)	11.22
Forfeited	(121,420)	12.04

Balance at December 31, 2007	1,497,030	11.01
Granted	903,375	4.83
Exercised	(195,700)	6.10
Cancelled	(83,070)	10.45
Forfeited	(240,075)	12.55

Balance at December 31, 2008	1,881,560	8.38

The following table summarizes stock option information as of December 31, 2008:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Common
1999 grants	—	—	$—	—	$—
2000 grants	12,800	12 months	5.36	12,800	5.36
2003 grants	29,960	48 months	10.29	29,960	10.29
2004 amended and repriced 1999 grants	—	—	—	—	—
2004 amended and repriced 2000 grants	39,200	12 months	1.61	39,200	1.61
2004 amended and repriced 2001 grants	44,800	41 months	3.39	—	—
2004 amended and repriced 2003 grants	137,760	48 months	6.54	94,080	6.54
2005 grants	72,800	72 months	6.54	25,760	6.54
2006 grants	327,740	86 months	11.87	142,750	12.05
2007 grants	313,125	103 months	17.72	81,833	17.87
2008 grants	903,375	117 months	4.83	—	—

Total Grants	1,881,560		8.38	426,383	10.33

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted during the year ended December 31, 2008 to employees of the Company and members of the Company’s Board of Directors were as follows:

									Expected
	Number of	Exercise	Black Scholes	Grant Date	Amount		Dividend	Risk Free	Term
Date	Options	Price	Valuation	Fair Value	Expensed	Volatility	Yield	Interest Rate	(Years)

January 2, 2008	5,000	$9.35	$4.24	$47	$20	45.9%	0.0%	2.71%	5.50
March 4, 2008	100,000	$7.73	$3.83	$773	$60	47.0%	0.0%	3.00%	6.25
May 6, 2008	100,000	$9.54	$4.97	$954	$65	49.8%	0.0%	3.30%	6.25
June 13, 2008	120,000	$9.83	$5.15	$1,180	$67	50.2%	0.0%	3.30%	6.25
December 4, 2008	578,375	$2.44	$1.50	$3,152	$14	66.1%	0.0%	1.70%	6.25

Total	903,375

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	($’000s)

Outstanding at December 31, 2008	1,881,560	$8.38	8.0	$496
Vested at December 31, 2008	426,383	$10.33	5.8	$62
Exercisable at December 31, 2008	426,383	$10.33	5.8	$62

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $430 for the year ended December 31, 2008.

As of December 31, 2008, a total of $3,389 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.5 years.

c.	Common Stock Grants

Restricted Stock Grants

The following restricted stock grants were issued to employees of the Company in the year ended December 31, 2008. The shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				2008
	Number of	Exercise	Grant Date	Amount	Unrecognized
Date	Shares	Price	Fair Value	Expensed	Compensation

June 13, 2008	25,000	$9.83	$246	$27	$200
December 4, 2008	6,000	$2.44	$15	—	14

Total	31,000			$27	$214

The exercise price and fair value per share of the restricted stock grants was the closing stock price on the date of grant. The total unrecognized compensation expense of $214 is expected to be recognized through December 4, 2012.

Non-Restricted Stock Grants

For each of the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, the Company issued non-restricted common stock grants to the Company’s Board of Directors. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Exercise	Grant Date
Date	Shares	Price	Fair Value

March 31, 2008	3,120	$6.41	$20
June 30, 2008	2,408	$9.34	22
September 30, 2008	3,686	$6.10	22
December 31, 2008	7,052	$3.19	22

Total	16,266		$86

d.	Common Stock Repurchases

On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

During 2008, the company repurchased 1,848,960 shares of common stock at a cost of $4,645. As of December 31, 2008, $20,335 remained available for repurchase under the existing repurchase authorization.

Subsequent to December 31, 2008 and through February 26, 2009, the Company repurchased 2,041,843 shares of common stock at a total cost of $5,273.

11.	Asset Acquisitions

For the year ended December 31, 2007 the Company completed the acquisition of assets of a fitness club. The acquisition was not material to the financial position, results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired for the year ended December 31, 2007:

Number of clubs acquired	1

Purchase prices payable in cash at closing	$4,450

Total purchase prices	$4,450

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of purchase prices:
Fixed assets	$4,626
Other net liabilities acquired	(176)

Total allocation of purchase prices	$4,450

For financial reporting purposes, this acquisition was accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The results of operations of the clubs have been included in the Company’s consolidated financial statements from the acquisition date.

12.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Years Ended December 31,
	2008	2007	2006

Membership dues	$400,874	$374,631	$346,201
Initiation fees	13,723	12,315	9,563
Personal training revenue	61,752	56,106	49,511
Other club ancillary revenue	24,329	24,247	22,863

Total club revenue	500,678	467,299	428,138
Fees and Other revenue	6,031	5,616	4,942

Total revenue	$506,709	$472,915	$433,080

13.	Corporate Income Taxes

Income before taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006

United States	$10,497	$20,994	$4,325
Foreign	1,044	797	1,037

	$11,541	$21,791	$5,362

The provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31, 2008
			State and
	Federal	Foreign	Local	Total

Current	$4,711	$269	$2,145	$7,125
Deferred	3,236	—	(1,157)	2,079

	$7,947	$269	$988	$9,204

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
			State and
	Federal	Foreign	Local	Total

Current	$15,887	$182	$3,983	$20,052
Deferred	(9,377)	—	(2,530)	(11,907)

	$(6,510)	$182	$1,453	$8,145

	Year Ended December 31, 2006
			State and
	Federal	Foreign	Local	Total

Current	$7,181	$184	$1,409	$8,774
Deferred	(5,141)	—	(2,918)	(8,059)

	$2,040	$184	$(1,509)	$715

The components of deferred tax assets consist of the following items:

	December 31,
	2008	2007

Deferred tax assets
Deferred lease liabilities	$14,479	$14,030
Deferred revenue	10,233	11,477
Deferred compensation expense incurred in connection with stock options	1,262	806
State net operating loss carry-forwards	1,018	1,579
Interest accretion	22,816	17,814
Accruals, reserves and other	7,845	4,781

	57,653	50,487

Deferred tax liabilities
Fixed assets and intangible assets	9,449	(1,531)
Deferred costs	5,938	7,673

	15,387	6,142

Net deferred tax assets	42,266	44,345

As of December 31, 2008, the Company has pre-apportioned state net operating loss (“NOL”) carry-forwards of approximately $1,465 and post-apportioned state NOL carry-forwards of $15,622. Such amounts expire between December 31, 2021 and December 31, 2026. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2008 will be realized.

The Company’s foreign pre-tax earnings related to the Swiss entity were $1,044, $797 and $1,037 for the years ended December 31, 2008, 2007 and 2006, respectively and the related current tax provision were $269, $182 and $184, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Federal statutory tax rate	35%	35%	35%
Goodwill impairment	41%	—	—
State and local income taxes, net of federal tax benefit	16	6	12
Change in state effective income tax rate	(1)	—	(5)
State tax benefit related to self insurance	(11)	(4)	(13)
Foreign rate differential	(1)	(1)	(1)
Valuation allowance	—	—	(32)
Discrete state income tax charge related to IPO proceeds	—	—	14
Other permanent differences	1	1	3

	80%	37%	13%

The 2008 effective tax rate of 80% was higher than the U.S. statutory tax rate primarily due to the goodwill impairment of clubs that were acquired in stock-based transactions in our Boston Sports club region.

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

In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company adopted FIN 48 effective January 1, 2007 and did not have a change to the liability for unrecognized tax benefits as a result of the adoption. At January 1, 2007 and December 31, 2008, the Company had $1,155 of unrecognized tax benefits. As of December 31, 2008, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. As of December 31, 2007 and 2008, interest on unrecognized tax benefits was $39 and $92, respectively. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. This policy was upon adoption of FIN 48. The Company had no accruals for interest or penalties as of January 1, 2007.

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

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, dba New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $180 and $176 were made in March 2008 and March 2007, respectively, for the Plan years ended December 31, 2007 and 2006, respectively. The Company expects to make an employer matching contribution of approximately $209 in March 2009 for the Plan year ended December 31, 2008.

16.	Quarterly Financial Data (Unaudited)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				(b)

Net revenue	$126,320	$129,393	$128,109	$122,887
Operating income (loss)	14,081	16,466	11,581	(9,311)
Net income	4,811	6,801	3,840	(13,115)
Earnings (loss) per share(a)
Basic	$0.18	$0.26	$0.15	$(0.51)
Diluted	$0.18	$0.26	$0.14	$(0.51)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(c)			(d)

Net revenue	$115,377	$119,778	$118,886	$118,874
Operating income	12,413	16,424	13,877	15,128
Net income (loss)	(3,801)	6,366	5,075	6,006
Earnings (loss) per share(a)
Basic	$(0.15)	$0.24	$0.19	$0.23
Diluted	$(0.15)	$0.24	$0.19	$0.23

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)	Net income and loss per share for the fourth quarter of 2008 include $16,925 and ($0.66), respectively for the effect of impairments of fixed assets and goodwill, net of tax.

(c)	Net income and earnings per share for the first quarter of 2007 include $7,387 and $0.28, respectively for the effect of loss on early extinguishment of debt, net of tax.

(d)	Net income and earnings per share for the fourth quarter of 2007 include $538 and $0.02, respectively for the effect of favorable tax adjustments.

17.	Subsequent Events

Reduction in Force

On January 7, 2009, the Company terminated 27 of its non-club staff and recorded approximately $464 in related one-time severance expenses. The terminations are accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The expense will be recorded in Payroll and related expenses on the consolidated statement of income in the three months ended March 31, 2009.

Common Stock Repurchases

Subsequent to December 31, 2008 and through February 26, 2009, the Company has repurchased 2,041,843 shares of common stock at a total cost of $5,273.

Exhibit Index

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2008).
4.1	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc, and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-114210 (the “S-4 Registration Statement”)).
4.2	Registration Rights Agreement, dated as of February 4, 2004, by and between Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the S-4 Registration Statement).
4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).
10.1	Credit Agreement dated as of February 27, 2007, by and among Town Sports International Holdings, Inc. and Town Sports International, LLC, and Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities, Inc., as sole lead arranger and book manager, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.2	Subsidiaries Guaranty dated as of February 27, 2007, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.7	Borrower/Sub Pledge Agreement, dated as of February 27, 2007, among each of the pledgors named therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.8	Security Agreement, dated as of February 27, 2007, made by each of the assignors named therein in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.9	Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement).
10.10	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).
10.11	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).
10.12	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).
10.13	Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto (incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement).

Exhibit
No.		Description of Exhibit

10.14		Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement).
10.15		Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.9 of the S-4 Registration Statement).
10.16		Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 10.10 of the S-4 Registration Statement).
10.18		Professional Services Agreement, dated as of December 10, 1996, by and among TSI, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P. (‘BRS’) (incorporated by reference to Exhibit 10.11 of the S-4 Registration Statement).
10.19		First Amendment to Professional Services Agreement, dated June 1, 2004, by and between Town Sports International Inc., and Bruckmann, Rosser, Sherrill and Co. (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*10	.20	2003 Executive Stock Agreement, dated July 23, 2003, among TSI, Inc., BRS, the Farallon Entities and Randy Stephen (incorporated by reference to Exhibit 10.12 of the S-4 Registration Statement).
*10	.21	Form of Executive Stock Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc., BRS, the Farallon Entities and each of Mark Smith, Robert Giardina, Richard Pyle, Alex Alimanestianu, and Randall Stephen, respectively (incorporated by reference to Exhibit 10.17 of the 2005 Form 10-K).
*10	.22	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).
*10	.23	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.24	Amended and Restated 2006 Stock Incentive Plan (the “2006 Incentive Plan”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2008).
*10	.25	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.26	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.27	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 28, 2007).
*10	.28	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.29	Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
*10	.30	2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 of the S-1 Registration Statement)
*10	.31	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 28, 2007).
*10	.34	Offer Letter to David M. Kastin, Senior Vice President — General Counsel, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.35	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (filed herewith).
*10	.36	Letter Agreement, dated October 4, 2007, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit
No.		Description of Exhibit

*10	.37	Letter Agreement, dated January 22, 2008, between the Registrant and Richard Pyle (incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.38	Form of Executive Severance Agreement between the Registrant and each Executive Officer of the Registrant (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.39	Form of Amendment to Executive Severance Agreement between the Registrant and each Executive Officer of the Registrant (filed herewith).
*10	.40	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement)
*10	.41	Letter Agreement, dated March 14, 2008, between the Registrant and Randall Stephen (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on March 19, 2008).
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.