Form 10-Q
period 2009-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2009-04-30
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 24, 2009, there were 22,569,018 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(In $’000s, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,611	$10,399
Accounts receivable (less allowance for doubtful accounts of $2,715 and $3,001 as of March 31, 2009 and December 31, 2008, respectively)	5,447	4,508
Inventory	320	143
Prepaid income taxes	7,570	8,116
Prepaid expenses and other current assets	11,753	14,154

Total current assets	32,701	37,320
Fixed assets, net	371,584	373,120
Goodwill	32,550	32,610
Intangible assets, net	184	281
Deferred tax asset, net	43,266	42,266
Deferred membership costs	12,504	14,462
Other assets	10,185	11,579

Total assets	$502,974	$511,638

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$19,850	$20,850
Accounts payable	5,781	7,267
Accrued expenses	30,828	35,565
Accrued interest	2,899	523
Deferred revenue	41,960	40,326

Total current liabilities	101,318	104,531
Long-term debt	317,900	317,160
Deferred lease liabilities	70,091	69,719
Deferred revenue	3,410	4,554
Other liabilities	14,104	14,902

Total liabilities	506,823	510,866
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; issued and outstanding 22,569,018 and 24,627,779 shares at March 31, 2009 and December 31, 2008, respectively	23	25
Paid-in capital	(23,918)	(18,980)
Accumulated other comprehensive income (currency translation adjustment)	750	1,070
Retained earnings	19,296	18,657

Total stockholders’ (deficit) equity	(3,849)	772

Total liabilities and stockholders’ (deficit) equity	$502,974	$511,638

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(In $’000s except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Club operations	$125,468	$124,907
Fees and other	1,241	1,413

	126,709	126,320

Operating Expenses:
Payroll and related	50,747	48,404
Club operating	46,610	42,880
General and administrative	8,347	8,306
Depreciation and amortization	14,296	12,649
Impairment of fixed assets	1,131	—

	121,131	112,239

Operating income	5,578	14,081
Interest expense	5,277	6,514
Interest income	(1)	(140)
Equity in the earnings of investees and rental income	(611)	(447)

Income before provision for corporate income taxes	913	8,154

Provision for corporate income taxes	274	3,343

Net income	$639	$4,811

Earnings per share:
Basic	$0.03	$0.18
Diluted	$0.03	$0.18
Weighted average number of shares used in calculating earnings per share:
Basic	23,207,417	26,305,828
Diluted	23,245,843	26,386,554

Statements of Comprehensive Income
Net income	$639	$4,811
Foreign currency translation adjustments	(320)	702

Comprehensive income	$319	$5,513

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(In $’000s)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$639	$4,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,296	12,649
Impairment of fixed assets	1,131	—
Non-cash interest expense on Senior Discount Notes	1,203	3,361
Amortization of debt issuance costs	200	196
Noncash rental expense, net of noncash rental income	(245)	347
Compensation expense incurred in connection with stock options and common stock grants	415	221
Net changes in certain operating assets and liabilities	2,042	15,753
Increase in deferred tax asset	(1,000)	(1,800)
Landlord contributions to tenant improvements	1,958	1,804
Change in reserve for self-insured liability claims	1,512	542
Decrease (increase) in deferred membership costs	469	(40)
Other	(41)	(60)

Total adjustments	21,940	32,973

Net cash provided by operating activities	22,579	37,784

Cash flows from investing activities:
Capital expenditures	(18,460)	(22,524)

Net cash used in investing activities	(18,460)	(22,524)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	41,000	—
Repayment of borrowings on Revolving Loan Facility	(42,000)	(9,000)
Repayment of long term borrowings	(463)	(510)
Change in book overdraft	174	(583)
Repurchase of common stock	(5,355)	—
Proceeds from exercise of stock options	—	824
Tax benefit from stock option exercises	—	102

Net cash (used in) provided by financing activities	(6,644)	(9,167)

Effect of exchange rate changes on cash	(263)	544

Net (decrease) increase in cash and cash equivalents	(2,788)	6,637
Cash and cash equivalents at beginning of period	10,399	5,463

Cash and cash equivalents at end of period	$7,611	$12,100

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(958)	$(1,106)
(Increase) decrease in inventory	(179)	71
Decrease in prepaid expenses and other current assets	1,148	5,757
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(1,550)	2,849
Increase in accrued interest on Senior Discount Notes	2,538	—
Change in corporate income taxes	546	3,331
Increase in deferred revenue	497	4,851

Net changes in certain operating assets and liabilities	$2,042	$15,753

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,723	$3,309

Cash payments for income taxes	$690	$1,722

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of March 31, 2009, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI LLC”), operated 167 fitness clubs (“clubs”) comprised of 112 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 26 clubs in the Boston market under the “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. The Company operates in a single segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on March 5, 2009 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.
     Certain reclassifications were made to the reported amounts for the three months ended March 31, 2008 to conform to the presentation for the three months ended March 31, 2009.
2. Recent Accounting Changes
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008 for the Company. On February 12, 2008 the FASB issued FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), delaying the effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provisions of FSP 157-2 and it did not have a material impact on its Consolidated Financial Statements as of March 31, 2009.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The adoption of FAS 141(R) did not have an impact on our Consolidated Financial Statements as of March 31, 2009. A significant impact may, however, result from any future business acquisitions.

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
3. Long-Term Debt

	March 31,	December 31,
	2009	2008
	($’000s)	($’000s)
Term Loan Facility	$181,300	$181,763
Revolving Loan Facility borrowings	18,000	19,000
11% Senior Discount Notes (Payment-in-Kind Notes)	138,450	137,247

	337,750	338,010
Less current portion to be paid within one year	19,850	20,850

Long-term portion	$317,900	$317,160

     On February 27, 2007, TSI Holdings and TSI LLC entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of a $185,000 term loan facility (the “Term Loan Facility”) and a $75,000 revolving credit facility (the “Revolving Loan Facility”).
     Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of March 31, 2009, the Company had elected the Eurodollar rate option, equal to 2.4% as of March 31, 2009. Interest calculated under the base rate option would have equaled 4.0% as of March 31, 2009, if the Company had elected this option.
     The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined in the 2007 Senior Credit Facility, of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of March 31, 2009, the Company’s leverage ratio was 2.54:1.00. As of March 31, 2009, the Company had $8,000 in borrowings outstanding at the base interest rate option rate of approximately 4.5% and $10,000 outstanding under the Eurodollar interest rate option of 2.9%. There were outstanding letters of credit issued of $14,505. The unutilized portion of the Revolving Loan Facility as of March 31, 2009 was $42,495.
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
     For the three months ended March 31, 2009 and 2008, we did not include stock options to purchase 1,841,955 and 758,650 shares, respectively, of the Company’s Common Stock in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price over the respective periods and their inclusion would have been anti-dilutive.
     The following table summarizes the weighted average number of shares of Common Stock for basic and diluted earnings per share computations.

	Three Months Ended
	March 31,
	2009	2008
Weighted average number of shares of Common Stock outstanding — basic	23,207,417	26,305,828
Effect of diluted stock options and restricted Common Stock	38,426	80,726

Weighted average number of shares of Common Stock outstanding — diluted	23,245,843	26,386,554

5. Common Stock and Stock-Based Compensation
     The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 2,500,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code of 1986, as amended. The 2006 Plan was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended, (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option granted under this plan may not be less than the fair market value of Common Stock on the option grant date.
     At March 31, 2009, the Company had 350,340 and 1,561,815 shares of restricted stock and stock options outstanding under its 2004 Plan and the 2006 Plan, respectively.
     Option Grants
     Options granted during the three months ended March 31, 2009 to employees of the Company and members of the Company’s Board of Directors were as follows:

			Black-Scholes			Risk Free	Expected Term
Date	Number of Options	Exercise Price	Valuation	Volatility	Dividend Yield	Interest Rate	(Years)
January 2, 2009.	7,000	$3.21	$1.94	69.2%	0.0%	1,81%	5.50
January 20, 2009	12,750	$2.51	$1.63	71.8%	0.0%	1.71%	6.25

Total	19,750

     The total compensation expense, classified within Payroll and related on the condensed statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $385 and $221 for the three months ended March 31, 2009 and March 31, 2008, respectively.
     As of March 31, 2009, a total of $2,993 in unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.3 years.
     Restricted Stock Grants
     On December 4, 2008, the Company issued 6,000 shares of restricted Common Stock to employees. The fair value per share was $2.44, the closing stock price on the date of grant. These shares will vest 25% per year over four years commencing on the first anniversary date of the grant. The Company recognized compensation expense of $13 for the three months ended March 31, 2009 related to restricted stock grants. As of March 31, 2009, a total of $197 in unrecognized compensation expense related to the restricted stock grants is expected to be recognized through December 4, 2012.

     Stock Repurchase Plan
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program is expected to continue through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company repurchased 2,085,613 shares at a total cost of $5,355 in the three months ended March 31, 2009.
6. Fixed Asset Impairment and Club Closures
      SFAS 157 defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.
     Fixed assets are evaluated for impairment periodically when events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge is recognized equal to the difference between the carrying value of such asset and its fair value. In the three months ended March 31, 2009, the Company tested 10 underperforming clubs and recorded impairment losses of $1,131 on fixed assets at four of these clubs that did not sustain profitable membership levels given competition in their market and were therefore written down to their fair values. These four clubs are older suburban fitness only clubs that are more susceptible to the recession and lower price competitors. Of these four clubs, one club has remaining net fixed assets of approximately $67 and another has $75 and two clubs have no remaining net fixed assets as of March 31, 2009. The six clubs tested that did not have impairment charges have $4,290 of fixed assets remaining as of March 31, 2009.
     The impairment losses are included as a separate line in operating income on the consolidated statement of operations. The Company expects to record early lease termination costs of $400 to $500 related to a club closure prior to its lease expiration date expected to occur in June 2009.
      The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flow. The Company’s non-financial assets and liabilities that are reported at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet, as of March 31, 2009, were as follows:

Basis of Fair Value Measurements
	Fair Value of	Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Assets	Identical Items	Observable Inputs	Inputs
	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Fixed assets	$142	$—	$—	$142
7. Goodwill and Other Intangibles
      The Company’s goodwill was allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Club (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the three clubs located in Switzerland (“SSC”). The Company has one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have any goodwill after the BSC goodwill was fully impaired at December 31, 2008.
     In the three months ended March 31, 2009, the Company performed its annual impairment test. The Company had last performed an impairment test as of December 31, 2008 due to the deteriorating market conditions at the end of 2008. The annual impairment test in the current quarter was performed as a roll-forward of the December 31, 2008 test. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information on the specific assumptions used. The assumptions used did not change as there were no significant changes in the business since the test performed as of December 31, 2008. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2009 impairment test supported the recorded goodwill balances at the NYSC reporting unit, the SSC reporting unit, and outlier clubs and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2009 will prove to be accurate predictions of the future. All other assumptions remaining constant, if the Company’s assumptions regarding forecasted revenue or margin growth rates of the NYSC reporting unit not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ending March 31, 2010 or prior to that period, if any such change constitutes a triggering event outside of the quarter from the date of the annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
     Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill. Except for $1,010 and $137 of goodwill allocated to our SSC reporting unit and outlier clubs, respectively, the remaining balance of goodwill is allocated to the NYSC reporting unit. The calculated fair value of the NYSC reporting unit exceeded its carrying value by a significant margin as of the measurement date.

The change in the carrying amount of goodwill from December 31, 2008 through March 31, 2009 was as follows:

Balance as of December 31, 2008	$32,610
Changes due to foreign currency exchange rate fluctuations	(60)

Balance as of March 31, 2009	$32,550

	As of March 31, 2009
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Covenants-not-to-compete	1,378	(1,194)	184

	As of December 31, 2008
	($’000s)
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$10,890	$(10,836)	$54
Covenants-not-to-compete	1,687	(1,460)	227

	$12,577	$(12,296)	$281

     The amortization expense of the above acquired intangible assets for each of the three years ending March 31, 2012 is as follows:

Aggregate Amortization Expense for the twelve months ending March 31, ($’000s)
2010	$89
2011	67
2012	28

$184

     Amortization expense for the three months ended March 31, 2009 and 2008 was $97 and $159, respectively.
8. Income Taxes
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods had not changed significantly as of March 31, 2009 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.
     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of March 31, 2009, the amount accrued for interest was $105.
     The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2007, 2006 or 2004 and prior.
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
10. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	($’000s)
	2009	2008
Revenue	$750	$900
Income from operations	98	378
Net income	78	346
11. Subsequent Event
     On April 2, 2009, the Company signed a severance letter with Jennifer Prue, the Company’s Chief Information Officer. Pursuant to this letter, Ms. Prue’s employment with the Company will terminate effective as of May 4, 2009. Ms. Prue will receive a separation payment of $160 plus a $60 bonus and a payment in respect of accrued but unused vacation days. These amounts will be recorded under Payroll and related expenses on the consolidated statement of operations as of April 2, 2009. Ms. Prue’s vested options to purchase the Company’s Common Stock will remain outstanding for the post-termination exercise period specified in the applicable option plan and agreements and her options to purchase the Company’s Common Stock that are unvested on the termination date will be forfeited on the termination date without any payment.

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
     Based on the number of clubs, we are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club owner and operator in the United States. As of December 31, 2008, the Company, through its subsidiaries, operated 167 fitness clubs under our four key brand names; “New York Sports Clubs,” “Boston Sports Clubs,” “Philadelphia Sports Clubs” and “Washington Sports Clubs”. These clubs collectively served approximately 518,000 members, excluding pre-sold, short-term and seasonal memberships, as of March 31, 2009. We are the largest fitness club owner and operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and owned and operated a total of 112 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2009. We owned and operated 26 clubs in the Boston region under our “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2009. In addition, we owned and operated three clubs in Switzerland as of March 31, 2009. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 60 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then expanding from these urban centers to suburbs and neighboring communities.
     We currently offer three types of memberships in our clubs, “Passport,” “Regional Passport” and “Gold”. The Regional Passport Membership was added in the fourth quarter of 2008 and allows a member access to all of our clubs within a single region, while the Passport Membership allows access to all clubs in all four regions. As of March 31, 2009, approximately 38% of our members participated in our Passport or Regional Passport Memberships and 62% of our members participated in our Gold Membership, which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Members can elect to commit to a predetermined minimum contract period of one or two years in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis.
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and initiation fees comprised 82.0% of our total revenue for the three months ended March 31, 2009. We recognize revenue from membership dues in the month when the services are rendered. Approximately 95% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the three months ended March 31, 2009, we generated 11.8% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     We also receive revenue (approximately 1.0% of our revenue for the three months ended March 31, 2009) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly-own. We refer to this as Fees and Other revenue.

     Our revenues, operating income and net income for the three months ended March 31, 2009 were $126.7 million, $5.6 million and $639,000, respectively and $126.3 million, $14.1 million and $4.8 million, respectively for the three months ended March 31, 2008.
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
     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of labor, materials and the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% to 5.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms, and utilization and demand for the facility dictate. In this connection, facility remodeling is also considered where appropriate.
     In the three months ended March 31, 2009, we performed annual impairment test. We had last performed an interim impairment test as of December 31, 2008 due to the deteriorating market conditions at the end of 2008. The annual impairment test in the current quarter was performed as a roll-forward of the December 31, 2008 test. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information on the specific assumptions used. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2009 impairment test supported the recorded goodwill balances at the NYSC reporting unit, the SSC reporting unit, and outlier clubs and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of March 31, 2009 will prove to be accurate predictions of the future. All other assumptions remaining constant, if the Company’s assumptions regarding forecasted revenue or margin growth rates of the NYSC reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the three months ending March 31, 2010 or prior to that period, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
     Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill. Except for $1.0 million and $137,000 of goodwill allocated to our SSC reporting unit and outlier clubs, respectively, the remaining balance of goodwill is allocated to the NYSC reporting unit. The calculated fair value of the NYSC reporting unit exceeded its carrying value by a significant margin as of the measurement date.

Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2008 and the first quarter of 2009.

	2008					2009
	Q1	Q2	Q3	Q4	Total	Q1
Wholly owned clubs operated at beginning of period	159	160	161	162	159	164
New clubs opened	2	3	1	3	9	4
Clubs acquired	—	—	—	—	—	—
Clubs closed, relocated or merged	(1)	(2)	—	(1)	(4)	(3)

Wholly owned clubs at end of period	160	161	162	164	164	165

Total clubs operated at end of period (1)	162	163	164	166	166	167

(1)	Includes wholly owned and partly owned clubs. In addition to the above, as of March 31, 2009 and December 31, 2008, we managed four university fitness clubs in which we did not have an equity interest.
Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period in the prior year. Comparable club revenue has decreased sequentially for each of the three month periods ended in 2008 and the three months ended March 31, 2009. The increase (decrease) in comparable revenue was as follows:

2008:
Three months ended March 31, 2008	4.5%
Three months ended June 30, 2008	3.2%
Three months ended September 30, 2008	2.2%
Three months ended December 31, 2008	(1.4)%
2009:
Three months ended March 31, 2009	(2.1)%
     As of March 31, 2009, we had 1.7% less members at our comparable clubs when compared to March 31, 2008. This drop in membership coupled with expected decreases in personal training revenue are expected to result in a further decline in comparable club revenue and therefore reduced operating margins when compared to the prior year.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
Revenue	100.0%	100.0%

Operating expenses:
Payroll and related	40.0	38.3
Club operating	36.8	33.9
General and administrative	6.6	6.6
Depreciation and amortization	11.3	10.0
Impairment of fixed assets	0.9	—

	95.6	88.8

Operating income	4.4	11.2
Interest expense	4.2	5.2
Interest income	—	(0.1)
Equity in the earnings of investees and rental income	(0.5)	(0.4)
Income before provision for corporate income taxes	0.7	6.5

Provision for corporate income taxes	0.2	2.7

Net income	0.5%	3.8%

     When our revenue at our clubs opened more than 24 months declines, the total fixed costs related to the club base are absorbed over a lower revenue amount, pressuring our operating margins. Total revenue for the three months ended March 31, 2009 decreased $5.9 million, or 5.1%, at our clubs open more than 24 months when compared to the same period last year. This contributed to the decrease in our overall operating margin from 11.2% in the three months ended March 31, 2008 to 4.4% in the three months ended March 31, 2009.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue (in $’000s) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	% Growth
Membership dues	$100,708	79.5%	$99,182	78.5%	1.5%
Initiation fees	3,164	2.5%	3,402	2.7%	(7.0)%

Membership revenue	103,872	82.0%	102,584	81.2%	1.3%

Personal training revenue	15,001	11.8%	16,141	12.8%	(7.1)%
Other ancillary club revenue	6,595	5.2%	6,182	4.9%	6.7%

Ancillary club revenue	21,596	17.0%	22,323	17.7%	(3.3)%
Fees and other revenue	1,241	1.0%	1,413	1.1%	(12.2)%

Total revenue	$126,709	100.0%	$126,320	100.0%	0.3%

     For the three months ended March 31, 2009, revenue increased $7.9 million compared to the three months ended March 31, 2008 at the 25 clubs opened or acquired subsequent to March 31, 2007. This increase in revenue was partially offset by a 5.1%, or $5.9 million decrease in revenue at our clubs opened or acquired prior to March 31, 2007 and $1.5 million related to the seven clubs that were closed subsequent to March 31, 2007.
     Comparable club revenue decreased 2.1% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Of this 2.1% decrease, 0.1% was due to a decrease in membership, 0.5% was due to a decrease in price and 1.5% was due to an decrease in ancillary club revenue and fees and other revenue. Comparable club revenue has been slowly trending downward during 2008 and the three months ended March 31, 2009. This downward trend could continue in future quarters.

Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008	% Variance
Payroll and related	$50,747	$48,404	4.8%
Club operating	46,610	42,880	8.7%
General and administrative	8,347	8,306	0.5%
Depreciation and amortization	14,296	12,649	13.0%
Impairment of fixed assets	1,131	—	N/A

Operating expenses	$121,131	$112,239	7.9%

     Operating expenses increased due to the following factors:
     Payroll and related. This increase was attributable to a 4.6% increase in the total months of club operation from 477 to 499 and discounting of our membership initiation fees. We have been discounting our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase in payroll of approximately $2.0 million in the three months ended March 31, 2009, when compared to the same period in 2008. During the quarter we recorded $496,000 of severance charges. The effect of these severance charges was offset by a $565,000 reduction in personal training revenue.
     Club operating. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $2.5 million. Rent and occupancy costs increased $1.7 million at clubs that opened after January 1, 2008 or that are currently under construction and increased $565,000 at our clubs opened prior to January 1, 2008. In addition, we recorded early lease termination costs of $400,000 in the three months ended March 31, 2009, at clubs that were closed prior to the lease expiration dates. Rent and occupancy expenses decreased $304,000, before early lease termination costs, at our clubs that were closed after January 1, 2008.

•	Repairs and maintenance, cleaning and laundry, and other service related expenses increased $1.4 million primarily due to an increase in club member usage of 13.6% and the increase in club months of operation of 4.6% in the three months ended March 31, 2009 compared to the same period in 2008. In addition, there was an increase in repairs of equipment, overall club maintenance, and renovations from the Company’s enhanced focus on the member experience in 2009 as compared to 2008. The increase in snow storms in 2009 compared to 2008 caused on increase in snow removal expense.
     Depreciation and amortization. This increase was principally due to the 13 new clubs added after January 1, 2008.
     Impairment of fixed assets. In the three months ended March 31, 2009, the Company tested 10 underperforming clubs and recorded impairment losses of $1.1 million on fixed assets at four of these clubs that did not sustain profitable membership levels given. These four clubs are older suburban fitness only clubs that are more susceptible to the recession and lower price competitors. Of these four clubs, one club has remaining net fixed assets of approximately $67,000 and another has $75,000 and two clubs have no remaining net fixed assets remaining as of March 31, 2009. The six clubs tested that did not have impairment charges have $4.3 million of fixed assets remaining as of March 31, 2009. The impairment losses are included as a separate line in operating income on the consolidated statement of operations. The Company expects to record early lease termination costs of between $400,000 and $500,000 related to a club closure prior to its lease expiration date expected to occur in June 2009.
Interest Expense
     Interest expense decreased $1.2 million, or 19.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease is a result of the lower variable rate of interest on our Term Loan Facility during the 2009 period. For the three months ended March 31, 2009, the average variable interest rate was approximately 2.4%, while the average rate for the three months ended March 31, 2008 was approximately 6.5%.
Interest Income
     Interest income decreased $139,000 to $1,000 for the three months ended March 31, 2009 from $140,000 for the three months ended March 31, 2008 due to a decrease in interest rates as well as a decrease in monthly average cash balances.

Provision for Corporate Income Taxes
     We recorded an income tax provision of $274,000 for the three months ended March 31, 2009 compared to a provision of $3.3 million for the three months ended March 31, 2008 calculated using the Company’s effective tax rate. The Company’s effective tax rate decreased from 41% in the three months ended March 31, 2008 to 30% in the three months ended March 31, 2009. The reduction in income before provision for corporate income taxes has increased the effect of permanent differences on our effective tax rate. The reduction in tax rate is principally due to the state tax benefit related to self-insurance as a percentage of pre-tax income.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Our principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2009 was $22.6 million compared to $37.8 million for the three months ended March 31, 2008. This $15.2 million decrease is primarily related to the decrease in cash flows generated from changes in operating assets and liabilities as well as a decrease in overall earnings. The net changes in prepaid expenses and other current assets decreased $4.6 million primarily due to 2008 decreases in pre-payments made to landlords and the timing of other vendor payments. In the three months ended March 31, 2009, deferred revenue increased $497,000, while in the three months ended March 31, 2008, the increase was $4.9 million This decrease in cash generated by deferred revenue was driven by the movement in deferred personal training and deferred initiation fees. Cash paid for interest decreased $1.6 million and cash paid for taxes decreased $1.0 million.
     Investing Activities. Investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $18.5 million and $22.5 million for the three months ended March 31, 2009 and 2008, respectively. For the year ending December 31, 2009, we estimate that we will invest a total of $50.0 million to $53.0 million in capital expenditures. This amount includes $23.0 million to continue to upgrade existing clubs, $8.4 million to enhance our management information systems and $4.0 million for the construction of corporate offices and the completion of our new regional laundry facility in our New York Sports Clubs market. The remainder of our 2009 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $75.0 million Revolving Loan Facility.
     Financing Activities. Net cash used in financing activities decreased $2.6 million to $6.6 million for the three months ended March 31, 2009 from $9.2 million for the same period in the prior year. In the three months ended March 31, 2009, we repurchased 2.1 million shares of common stock at a cost of $5.4 million. In addition, we had net repayments on the Revolving Loan Facility of $1.0 million compared with $9.0 million in the three months ended March 31, 2008.
As of March 31, 2009, our total consolidated debt was $337.8 million. This substantial amount of debt could have significant consequences, including:
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

     On February 27, 2007, TSI Holdings and TSI LLC entered into the 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of the Term Loan Facility and the Revolving Loan Facility.
     As of March 31, 2009, TSI LLC had $181.3 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of March 31, 2009, the Company had elected the Eurodollar rate option, equal to 2.4% as of March 31, 2009. Interest calculated under the base rate option would have equaled 4.0% as of March 31, 2009, if the Company had elected this option.
     The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter. Total principal payments of $3.7 million have been made as of March 31, 2009.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Senior Credit Facility. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the 2007 Senior Credit Facility. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. As of March 31, 2009, we had $8.0 million of borrowings outstanding at the base interest rate option rate of approximately 4.5% and $10.0 million outstanding under the Eurodollar interest rate option of 2.9%. There were outstanding letters of credit issued of $14.5 million. The unutilized portion of the Revolving Loan Facility as of March 31, 2009 was $42.5 million.
     As of March 31, 2009, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2009, we expect we will continue to be in compliance during the remainder of 2009. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of March 31, 2009, the Company’s leverage ratio was 2.54:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of March 31, 2009, permitted borrowing capacity of $75.0 million was not restricted by the covenants.
     We do not have plans to repurchase our debt. The terms of our 2007 Senior Credit Facility significantly restrict our ability to repurchase our 11% Senior Discount Notes or repurchase a portion of the Term Loan.
     The terms of the indenture governing our 11% Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the 2007 Senior Credit Facility and the indenture governing our 11% Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt. As of February 1, 2009, the principal amount of the 11% Senior Discount Notes was fully accredited at $138.5 million. Interest will be payable at a rate of 11% per annum compounded semi-annually beginning August 1, 2009 in the amount of $7.6 million. For further information regarding our 11% Senior Discount Notes and our 2007 Senior Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     As of March 31, 2009, we had an aggregate principal amount of $138.5 million of 11% Senior Discount Notes outstanding.
     As of March 31, 2009, we had $7.6 million of cash and cash equivalents.

     The aggregate long-term debt, and operating lease obligations as of March 31, 2009 were as follows:

	Payments Due by Period (in $’000s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt	$337,750	$19,850	$3,700	$314,200	$—
Operating Lease Obligations(1)	888,970	82,599	164,093	148,923	493,355

Total Contractual Cash Obligations	$1,226,720	$102,449	$167,793	$463,123	$493,355

Notes:

(1)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.
     Throughout the three months ended March 31, 2009, the ongoing U.S. and global economic crisis has resulted in additional significant recessionary pressures and declines in consumer confidence and economic growth. These economic conditions have led to reduced consumer spending and have caused member cancellations and decreases in new memberships. This economic conditions could continue to adversely affect our industry, business and results of operations.
     These economic conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is the source of credit for our borrowing and a source of our liquidity. It is difficult to predict the duration of the current economic and capital and credit market conditions will continue; however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience further adverse impact, which may be material to our business and therefore our results of operations.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $68.6 million at March 31, 2009, as compared with $67.2 million at March 31, 2008. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $42.0 million and $40.3 million at March 31, 2009 and December 31 2008, respectively. Initiation fees received are deferred and amortized over a 30-month period, which represents the approximate club membership life of a member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to six months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The Company’s club growth plans have slowed from five net club openings in 2008 to two net club closures in 2009. This decrease in club growth is expected to result in a decrease in working capital deficit. In addition, there has been a decrease in the amount of initiation fees collected , which has contributed to decreased deferred revenue. There has also been a decrease in demand for personal training services, which could result in a further reduction of the working capital deficit. In either case, a significant portion of the deferred revenue does not constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs which are deferred over 30 months. These costs are recorded as a long-term asset and as such, do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases will be made from time to time in the open market at prevailing market prices, through privately negotiated transactions as conditions permit, or pursuant to a 10b5-1 plan adopted by the Company which permits the Company to repurchase its shares during periods in which the Company may be in possession of material non-public information. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company repurchased 2.1 million shares at a total cost of $5.4 million in the three months ended March 31, 2009 and as of March 31, 2009, the Company has repurchased a total of 3.9 million shares at a total cost of $10.0 million.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in our Annual Report on Form 10-K and in our other reports and documents filed with the SEC. These statements are subject to various risks, and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breached involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Form 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of March 31, 2009 and December 31, 2008, a total of $181.3 million and $181.8 million, respectively, of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the three months ended March 31, 2009, our interest expense would have increased by approximately $459,000. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 7 to our financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.
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
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors
     There have not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s share repurchase activity for each of the months during the three months ended March 31, 2009 were as follows:

			Total Number of	Maximum Dollar Value
	Total Number of		Shares Purchased as	of Shares that may
	Shares		Part of Publicly	yet be Purchased
	Purchased	Average Price Paid	Announced	under the
	(1)	per Share	Programs(1)	Programs(1)
January 1, 2009 — January 31, 2009	1,026,211	$2.93	1,026,211	$17,248,741
February 1, 2009 — February 28, 2009	1,020,602	$2.15	1,020,602	$15,015,625
March 1, 2009 — March 31, 2009	38,800	$1.83	38,800	$15,000,000

(1)	On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of Common Stock through December 31, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.
     We did not sell any securities during the three months ended March 31, 2009 that were not registered under the Securities Act of 1933, as amended.
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.
ITEM 5. Other Information.
     Not applicable.
Item 6. Exhibits
     Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.
     From time to time we may use our Web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://corporate.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alert” section at http://corporate.mysportsclubs.com/.

SIGNATURES
     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: April 30, 2009
	By:	/s/ Dan Gallagher
Dan Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
     The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	Employment Agreement, dated August 29, 2000 between Town Sports International, Inc. and Jennifer Prue.

10.2	Letter to Jennifer Prue from Town Sports International, LLC, dated April 2, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.