Form 10-Q
period 2009-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2009-07-30
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 24, 2009, there were 22,596,084 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(In $’000s, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,759	$10,399
Accounts receivable (less allowance for doubtful accounts of $3,246 and $3,001 as of June 30, 2009 and December 31, 2008, respectively)	5,537	4,508
Inventory	246	143
Prepaid income taxes	2,453	8,116
Prepaid expenses and other current assets	13,028	14,154

Total current assets	34,023	37,320
Fixed assets, net	368,452	373,120
Goodwill	32,593	32,610
Intangible assets, net	257	281
Deferred tax asset, net	44,740	42,266
Deferred membership costs	9,802	14,462
Other assets	9,897	11,579

Total assets	$499,764	$511,638

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$6,850	$20,850
Accounts payable	7,697	7,267
Accrued expenses	32,983	35,565
Accrued interest	6,674	523
Deferred revenue	40,341	40,326

Total current liabilities	94,545	104,531
Long-term debt	317,438	317,160
Deferred lease liabilities	72,878	69,719
Deferred revenue	2,593	4,554
Other liabilities	12,910	14,902

Total liabilities	500,364	510,866
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; issued and outstanding 22,596,084 and 24,627,779 shares at June 30, 2009 and December 31, 2008, respectively	23	25
Paid-in capital	(23,436)	(18,980)
Accumulated other comprehensive income (currency translation adjustment)	993	1,070
Retained earnings	21,820	18,657

Total stockholders’ (deficit) equity	(600)	772

Total liabilities and stockholders’ (deficit) equity	$499,764	$511,638

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008
(In $’000s except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Club operations	$122,620	$127,729	$248,088	$252,636
Fees and other	1,292	1,664	2,533	3,077

	123,912	129,393	250,621	255,713

Operating Expenses:
Payroll and related	48,246	48,653	98,993	97,057
Club operating	45,054	41,521	91,664	84,401
General and administrative	7,488	8,895	15,835	17,201
Depreciation and amortization	14,346	12,716	28,642	25,365
Impairment of fixed assets	—	1,142	1,131	1,142

	115,134	112,927	236,265	225,166

Operating income	8,778	16,466	14,356	30,547
Interest expense	5,289	5,633	10,566	12,147
Interest income	—	(74)	(1)	(215)
Equity in the earnings of investees and rental income	(398)	(620)	(1,009)	(1,067)

Income before provision for corporate income taxes	3,887	11,527	4,800	19,682
Provision for corporate income taxes	1,363	4,726	1,637	8,070

Net income	$2,524	$6,801	$3,163	$11,612

Earnings per share:
Basic	$0.11	$0.26	$0.14	$0.44
Diluted	$0.11	$0.26	$0.14	$0.44
Weighted average number of shares used in calculating earnings per share:
Basic	22,546,449	26,417,859	22,875,107	26,361,758
Diluted	22,592,436	26,488,634	22,924,421	26,422,359

Statements of Comprehensive Income
Net income	$2,524	$6,801	$3,163	$11,612
Foreign currency translation adjustments	243	(245)	(77)	457

Comprehensive income	$2,767	$6,556	$3,086	$12,069

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(In $’000s)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,163	$11,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,642	25,365
Impairment of fixed assets	1,131	1,142
Non-cash interest expense on Senior Discount Notes	1,203	6,782
Amortization of debt issuance costs	406	387
Noncash rental expense, net of noncash rental income	(667)	741
Compensation expense incurred in connection with stock options and common stock grants	841	500
Net changes in certain operating assets and liabilities	10,945	9,363
Increase in deferred tax asset	(2,474)	(3,600)
Landlord contributions to tenant improvements	2,993	3,338
Change in reserve for self-insured liability claims	301	1,056
Decrease in deferred membership costs	4,660	724
Other	(134)	(97)

Total adjustments	47,847	45,701

Net cash provided by operating activities	51,010	57,313

Cash flows from investing activities:
Capital expenditures	(28,485)	(44,542)
Insurance Proceeds	—	1,074

Net cash used in investing activities	(28,485)	(43,468)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	5,000	—
Repayment of borrowings on Revolving Loan Facility	(19,000)	(9,000)
Repayment of long-term borrowings	(925)	(973)
Change in book overdraft	126	(583)
Repurchase of common stock	(5,355)	—
Proceeds from exercise of stock options	36	1,187
Tax benefit from stock option exercises	21	173

Net cash used in financing activities	(20,097)	(9,196)

Effect of exchange rate changes on cash	(68)	394

Net increase in cash and cash equivalents	2,360	5,043
Cash and cash equivalents at beginning of period	10,399	5,463

Cash and cash equivalents at end of period	$12,759	$10,506

Summary of change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(1,035)	$1,394
Increase in inventory	(103)	(68)
Decrease (increase) in prepaid expenses and other current assets	1,581	(840)
Increase in accounts payable, accrued expenses and accrued interest	452	4,026
Increase in accrued interest on Senior Discount Notes	6,346	—
Change in corporate income taxes	5,648	699
(Decrease) increase in deferred revenue	(1,944)	4,152

Net changes in certain operating assets and liabilities	$10,945	$9,363

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,046	$5,587

Cash payments for income taxes	$880	$10,809

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of June 30, 2009, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI LLC”), operated 166 fitness clubs (“clubs”) comprised of 111 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 26 clubs in the Boston market under the “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, seven clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. The Company operates in a single segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on March 5, 2009 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.
     Certain reclassifications were made to the reported amounts for the three and six months ended June 30, 2008 to conform to the presentation for the three and six months ended June 30, 2009.
     Initiation fees and related direct expenses, primarily sales commissions and a percentage at salaries payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over the estimated membership life. As of April 1, 2009, we changed our estimated membership life from 30 months to 28 months. The change in estimated membership life is principally due to an unfavorable trend in membership retention rates. If the estimated membership life had remained at 30 months for the three months ended June 30, 2009, the impact would have been a decrease in net income of approximately $23.
2. Recent Accounting Changes
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB No. 162, (the “Codification”). The Codification will become the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental agencies. The Codification will supersede then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions and Emerging Task Force Abstracts. The Codification is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Codification will only impact our financial statement reference disclosures in future filings and does not change the application of GAAP.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the second quarter of 2009 for the Company and did not have a material impact on its Consolidated Financial Statements. In that regard, the Company performed an evaluation of subsequent events through July 30, 2009, the date the financial statements were issued. The required disclosures are included in Note 11-Subsequent Event.
     On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board “APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement requires disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The required disclosures are included in Note 3-Long-Term Debt to the consolidated financial statements in this Form 10-Q.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008 for the Company. On February 12, 2008, the FASB issued FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”) delaying the effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS 157 for financial assets and financial liabilities did not impact the Company’s Consolidated Financial Statements and did not have an impact on the Company’s non-financial assets and non-financial liabilities on its Consolidated Financial Statements as of June 30, 2009.
3. Long-Term Debt

	June 30,	December 31,
	2009	2008
Term Loan Facility	$180,838	$181,763
Revolving Loan Facility borrowings	5,000	19,000
11% Senior Discount Notes	138,450	137,247

	324,288	338,010
Less current portion to be paid within one year	6,850	20,850

Long-term portion	$317,438	$317,160

     On February 27, 2007, TSI Holdings and TSI LLC entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consisted of a $185,000 term loan facility (the “Term Loan Facility”) and a $75,000 revolving credit facility (the “Revolving Loan Facility”).
     On July 15, 2009, the Company and TSI LLC entered into the First Amendment to the 2007 Senior Credit Facility (the “Amendment”), which amends the definition of “Consolidated EBITDA”, as defined in the 2007 Senior Credit Facility to permit TSI LLC (as Borrower), solely for purposes of determining compliance with the maximum total leverage ratio covenant, to add back the amount of non-cash charges relating to the impairment or write-down of fixed assets, intangible assets and goodwill. The Amendment also reduced the total Revolving Loan Facility by 15%, from $75,000 to $63,750. Additionally, the Company incurred an aggregate of approximately $615 in fees and expenses related to the Amendment.
     Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of June 30, 2009, TSI LLC had elected the Eurodollar rate option, equal to 2.1% as of June 30, 2009. Interest calculated under the base rate option would have equaled 4.0% as of June 30, 2009, if TSI LLC had elected this option. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date.
     The Revolving Loan Facility contains a maximum total leverage covenant ratio, as defined in the 2007 Senior Credit Facility, of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of June 30, 2009, the leverage ratio, as defined under the Amendment, was 2.05:1.00. Borrowings under the Revolving Loan Facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Senior Credit Facility. As of June 30, 2009, there were $5,000 in borrowings outstanding at the base interest rate option of 4.5%. There were outstanding letters of credit issued of $13,284. The unutilized portion of the Revolving Loan Facility as of June 30, 2009 was $56,716 and would have been $45,466 after giving effect to the reduction of the Revolving Loan Facility under the Amendment. The Revolving Loan Facility expires on February 27, 2012.

     Fair Market Value
     Based on quoted market prices, the Senior Discount Notes had a fair value of approximately $70,956 and $83,070 at June 30, 2009 and December 31, 2008 respectively. The Term Loan Facility had fair values of approximately $144,670 and $126,034 at June 30, 2009 and December 31, 2008, respectively. The Company had short-term debt of $5,000 and $19,000 outstanding under the Revolving Loan Facility at June 30, 2009 and December 31, 2008, respectively, which approximates fair value as of such dates.
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
     The Company did not include stock options to purchase 1,077,365 and 804,432 shares for the three months ended June 30, 2009 and 2008, respectively and 1,129,165 and 933,200 shares for the six months ended June 30, 2009 and 2008, respectively, of the Company’s Common Stock in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price over the respective periods and their inclusion would be anti-dilutive.
     The following table summarizes the weighted average number of shares of Common Stock for basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of shares of Common Stock outstanding — basic	22,546,449	26,417,859	22,875,106	26,361,758
Effect of diluted stock options and restricted Common Stock	45,987	70,775	49,315	60,601

Weighted average number of shares of Common Stock outstanding — diluted	22,592,436	26,488,634	22,924,421	26,422,359

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
     At June 30, 2009, the Company had 312,400 and 1,411,940 shares of restricted stock and stock options outstanding under its 2004 Plan and the 2006 Plan, respectively.

     Option Grants
     Options granted during the six months ended June 30, 2009 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black-Scholes		Dividend	Risk Free	Expected
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	Term (Years)
January 2, 2009	7,000	$3.21	$1.94	69.2%	0.0%	1,81%	5.50
January 20, 2009	12,750	$2.51	$1.63	71.8%	0.0%	1.71%	6.25

Total	19,750

     There were no options granted during the three months ended June 30, 2009.
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $393 and $778 for the three and six months ended June 30, 2009, respectively, and $235 and $456 for the three and six months ended June 30, 2008, respectively.
     As of June 30, 2009, a total of $2,255 in unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.1 years.
     Restricted Stock Grants
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock granted under the 2006 Plan and the 2004 Plan was $14 and $27 for the three and six months ended June 30, 2009, respectively, and $2 for the three and six months ended June 30, 2008.
     As of June 30, 2009, a total of $139 in unrecognized compensation expense related to restricted stock grants is expected to be recognized through December 4, 2012. There were no restricted stock granted during the six months ended June 30, 2009.
6. Fixed Asset Impairment and Club Closures
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended March 31, 2009, the Company recorded $1,131 of impairment charges. In the three months ended June 30, 2009, the Company tested 13 underperforming clubs, which passed the SFAS 144 impairment test. These 13 clubs have $16,335 of fixed assets remaining as of June 30, 2009.
     The impairment losses are included as a separate line in operating income on the consolidated statement of operations. In June 2009, the Company recorded early lease termination costs of $411 related to a club closure prior to its lease expiration date.
7. Goodwill and Other Intangibles
     The Company’s goodwill is related to the “New York Sports Clubs” trade name and other certain remote clubs that do not benefit from being part of a regional cluster and are therefore considered single reporting units.
     In the three months ended March 31, 2009, the Company performed its annual impairment test. The test was performed as a roll-forward of the December 31, 2008 test. Please refer to Note 5 - Goodwill and Intangible Assets to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information on the specific assumptions used. The assumptions used did not change as there were no significant changes in the business since the test performed as of December 31, 2008. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2009 impairment test supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ending March 31, 2010 or prior to that period, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. If an impairment were to occur, it would likely result in a write-off of most of the remaining goodwill.
The change in the carrying amount of goodwill from December 31, 2008 through June 30, 2009 was as follows:

Balance as of December 31, 2008	$32,610
Changes due to foreign currency exchange rate fluctuations	(17)

Balance as of June 30, 2009	$32,593

	As of June 30, 2009
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Covenants-not-to-compete	$1,508	$(1,251)	$257

	As of December 31, 2008
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$10,890	$(10,836)	$54
Covenants-not-to-compete	1,687	(1,460)	227

	$12,577	$(12,296)	$281

The amortization expense of the above acquired intangible assets for each of the three years ending June 30, 2012 is as follows:

Aggregate Amortization Expense for the twelve months ending June 30,
2010			$179
2011			67
2012			11

			$257

     Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $155 and $353, respectively.
8. Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. FIN 48 requires that a Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company did not have a change to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods had not changed significantly as of June 30, 2009 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.

     Effective upon the adoption of FIN 48, the Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of June 30, 2009, the amount accrued for interest was $118.
     The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is subject to examinations of its federal income tax returns by the Internal Revenue Service (IRS) for years 2005 through 2008. IRS examined the Company’s 2006 and 2007 federal income tax returns and concluded those audits with no findings.
     In accordance with Financial Accounting Standards Board Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), we have determined our income tax provision for the six months ended June 30, 2009 on a discrete basis. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. This is a change from the prior quarter when we used an annual estimate of our pre-tax results to estimate our annual effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the six months ended June 30, 2009.
     We recorded a provision for corporate income taxes of $1.6 million for the six months ended June 30, 2009 compared to a provision of $8.1 million for the six months ended June 30, 2008, calculated, as described in the preceding paragraph, using the Company’s effective tax rate. The Company’s effective tax rate decreased from 41% in the six months ended June 30, 2008 to 34.1% in the six months ended June 30, 2009. The reduction in income before provision for corporate income taxes has increased the effect of permanent differences on our effective tax rate, thereby giving rise to the reduction in the tax rate.
     New York City enacted legislation [S.B. 5898] on July 11, 2009 that impacts the apportionment factor and phases in a single sales factor between 2009 and 2017. The effect of this legislation on our tax provision and our effective tax rate will be reflected in our third quarter results.
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
     The landlord of one of TSI LLC’s former health clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club and taking additional space in another facility nearby. Recently, the court granted the landlord damages in the amount of approximately $700, including interest and costs. We expect this judgment to be entered in the third quarter 2009. TSI LLC is party to an agreement with a third-party developer, which by its terms indemnifies TSI LLC for the full amount of this liability.
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

10. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three months ended June 30, 2009 and 2008, respectively, and for the six months ended June 30, 2009 and 2008, respectively, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$729	$874	$1,480	$1,774
Income from operations	(6)	353	92	732
Net income	(87)	315	(9)	661
11. Subsequent Event
     The Company has performed an evaluation of subsequent events through July 30, 2009, the date the financial statements were issued.
New York City Tax Legislation
     On July 11, 2009, New York City enacted legislation [S.B. 5898] that impacts the apportionment factor and phases in a single sales factor between 2009 and 2017. The effect of this legislation on our tax provision and our effective tax rate will be reflected in our third quarter results.
Amendment to the 2007 Senior Credit Facility
     On July 15, 2009, the Company and TSI LLC entered into the Amendment, which amends the definition of “Consolidated EBITDA”, as defined in the 2007 Senior Credit Facility to permit TSI LLC (as Borrower), solely for purposes of determining compliance with the maximum total leverage ratio covenant, to add back the amount of non-cash charges relating to the impairment or write-down of fixed assets, intangible assets and goodwill. The Amendment also reduced the total Revolving Loan Facility by 15%, from $75,000 to $63,750. Additionally, the Company incurred an aggregate of approximately $615 in fees and expenses related to the Amendment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Introduction
     In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, and references to “TSI LLC” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.), our wholly-owned operating subsidiary.
     Based on the number of clubs, we are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club owner and operator in the United States. As of June 30, 2009, the Company, through its subsidiaries, operated 166 fitness clubs under our four key brand names: “New York Sports Clubs;” “Boston Sports Clubs;” “Philadelphia Sports Clubs;” and “Washington Sports Clubs”. These clubs collectively served approximately 503,000 members, excluding approximately 14,000 pre-sold, short-term and seasonal members. We are the largest fitness club owner and operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and owned and operated a total of 111 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2009. We owned and operated 26 clubs in the Boston region under our “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and seven clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2009. In addition, we owned and operated three clubs in Switzerland as of June 30, 2009. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. Our club model targets the “upper value” market segment, comprising individuals aged between 21 and 60 with income levels between $50,000 and $150,000 per year. We believe that the upper value segment is not only the broadest segment of the market but also the segment with the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
     We currently offer three types of memberships in our clubs: “Passport,” “Regional Passport” and “Gold.” The Regional Passport Membership was added in the fourth quarter of 2008 and allows a member access to all of our clubs within a single region, while the Passport Membership allows access to all clubs in all four regions. As of June 30, 2009, approximately 38% of our members participated in our Passport or Regional Passport Memberships and 62% of our members participate in a Gold Membership, which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Members can elect to commit to a predetermined minimum contract period of one or two years in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis.
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and initiation fees comprised 82.0% of our total revenue for the six months ended June 30, 2009. We recognize revenue from membership dues in the month when the services are rendered. Approximately 93% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the estimated life of the membership. Prior to April 1, 2009, the estimated life of a membership was 30 months. Effective April 1, 2009, we changed our estimated membership life to 28 months. See Note 1 – Basis of Presentation to the consolidated financial statements in this Form 10-Q.
•	Ancillary club revenue: For the six months ended June 30, 2009, we generated 12.1% of our revenue from personal training and 4.9% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     We also receive revenue (approximately 1.0% of our revenue for the six months ended June 30, 2009) from the rental of space in our facilities to operators who offer wellness-related services, such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.
     Our revenues, operating income and net income for the three months ended June 30, 2009 were $123.9 million, $8.8 million and $2.5 million, respectively, and $129.4 million, $16.5 million and $6.8 million, respectively, for the three months ended June 30, 2008. Our revenues, operating income and net income for the six months ended June 30, 2009 were $250.6 million, $14.4 million and $3.2 million, respectively.
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
     General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information systems, purchasing, member relations, legal and consulting fees and real estate development and management expenses.
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.
     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding of our existing clubs. The construction and equipment costs vary based on the costs of labor, materials and the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% to 5.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms, and utilization and demand for the facility dictate. In this connection, facility remodeling is also considered where appropriate.
     In the three months ended March 31, 2009, the Company performed its annual goodwill impairment test. The test was performed as a roll-forward of the December 31, 2008 test. Please refer to Note 5 – Goodwill and Intangible Assets to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information on the specific assumptions used. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2009 impairment test supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ending March 31, 2010 or prior to that period, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. If an impairment were to occur, it would likely result in a write-off of most of the remaining goodwill.

Historical Club Growth
     The following table sets forth our club growth during each of the quarters in 2008 and the first six months of 2009.

	2008					2009
	Q1	Q2	Q3	Q4	Total	Q1	Q2
Wholly owned clubs operated at beginning of period	159	160	161	162	159	164	165
New clubs opened	2	3	1	3	9	4	—
Clubs acquired	—	—	—	—	—	—	—
Clubs closed, relocated or merged	(1)	(2)	—	(1)	(4)	(3)	(1)

Wholly owned clubs at end of period	160	161	162	164	164	165	164

Total clubs operated at end of period (1)	162	163	164	166	166	167	166

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, as of June 30, 2009 and December 31, 2008, we managed four university fitness clubs in which we did not have an equity interest.
Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period in the prior year. Growth in comparable club revenue as compared to the same period in the prior fiscal year has decreased sequentially for each of the three month periods ended in 2008 and in each of the three months ended March 31, 2009 and June 30, 2009. The increase (decrease) in comparable revenue as compared to the same period in the prior fiscal year was as follows:

2008:
Three months ended March 31, 2008	4.5%
Three months ended June 30, 2008	3.2%
Three months ended September 30, 2008	2.2%
Three months ended December 31, 2008	(1.4)%
2009:
Three months ended March 31, 2009	(2.1)%
Three months ended June 30, 2009	(6.3)%
     Comparable club revenue has been trending downward during 2008 and the first half of 2009. This downward trend is expected to continue in the third quarter of 2009.
     As of June 30, 2009, membership at our comparable clubs decreased 4.2% as compared to June 30, 2008. This drop in membership coupled with expected decreases in personal training revenue are expected to result in a further decline in comparable club revenue and therefore operating margins over the near term.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	38.9	37.6	39.5	38.0
Club operating	36.4	32.1	36.6	33.0
General and administrative	6.0	6.9	6.3	6.7
Depreciation and amortization	11.6	9.8	11.4	9.9
Impairment of fixed assets	—	0.9	0.5	0.5

	92.9	87.3	94.3	88.1

Operating income	7.1	12.7	5.7	11.9
Interest expense	4.3	4.4	4.2	4.8
Interest income	—	(0.1)	—	(0.1)
Equity in the earnings of investees and rental income	(0.3)	(0.5)	(0.4)	(0.4)

Income before provision for corporate income taxes	3.1	8.9	1.9	7.7
Provision for corporate income taxes	1.1	3.7	0.7	3.2

Net income	2.0%	5.2%	1.2%	4.5%

     When our revenue at a club opened for more than 24 months declines, the total fixed costs related to the club base are spread over a lower revenue amount. Total revenue for the three months ended June 30, 2009 decreased $10.2 million, or 8.6%, at our clubs opened for more than 24 months when compared to the same period last year. Our operating margins decreased to 7.1% in the three months ended June 30, 2009 from 12.7% in the same period last year.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue was comprised of the following for the periods indicated:

		Three Months Ended June 30,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	%Variance
Membership dues	$98,357	79.4%	$101,489	78.4%	(3.1)%
Initiation fees	3,343	2.7%	3,486	2.7%	(4.1)%

Membership revenue	101,700	82.1%	104,975	81.1%	(3.1)%

Personal training revenue	15,169	12.2%	16,700	12.9%	(9.2)%
Other ancillary club revenue	5,750	4.7%	6,054	4.7%	(5.0)%

Ancillary club revenue	20,919	16.9%	22,754	17.6%	(8.1)%
Fees and other revenue	1,293	1.0%	1,664	1.3%	(22.3)%

Total revenue	$123,912	100.0%	$129,393	100.0%	(4.2)%

     For the three months ended June 30, 2009, revenue increased $6.6 million at the 24 clubs opened or acquired subsequent to June 30, 2007. This increase in revenue was offset by decreases in revenue of 8.6%, or $10.2 million, at our clubs opened or acquired prior to June 30, 2007 and $1.9 million related to the 10 clubs that were closed subsequent to June 30, 2007.
     Comparable club revenue decreased 6.3% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Of this 6.3% decrease, 1.9% was due to a decrease in membership, 1.9% was due to a decrease in price and 2.5% was due to a decrease in ancillary club revenue and fees and other revenue.
     Effective April 1, 2009, we changed the estimated membership life from 30 months to 28 months. The change in estimated membership life is principally due to an unfavorable trend in membership retention rates and has the effect of increasing initiation fee revenue recognized because a shorter amortization period is being applied. This resulted in a $581,000 increase in initiation fee revenue recognized when compared to the same period in the prior year. Comparable club revenue increased $576,000 as a result of the change.
     Fees and other revenue decreased 22.3% primarily due to a decrease in marketing revenue as we had less demand for our in-club advertising programs.
Operating expenses were comprised of the following for the periods indicated:

	Three months ended June 30,
	2009	2008	%Variance
Payroll and related	$48,246	48,653	(0.8)%
Club operating	45,054	41,521	8.5%
General and administrative	7,488	8,895	(15.8)%
Depreciation and amortization	14,346	12,716	12.8%
Impairment of fixed assets	—	1,142	100.0%

Operating expenses	$115,134	$112,927	2.0%

     Operating expenses increased due to a 2.5% increase in the total months of club operation from 483 to 495 as well as the following factors:
     Payroll and related. This decrease was primarily due to a decrease in management incentive bonuses of $690,000 in the three months ended June 30, 2009. We are currently trending at 50% of our management incentive bonus target compared to 100% in the same period in 2008. In addition, there was a decrease in personal training payroll of $650,000 directly related to the decrease in personal training revenue and a decrease of $751,000 in club commissions and bonuses related to the decrease in the number of memberships sold.
     These decreases were offset by increases resulting from the discounting of our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $1.3 million in payroll expense. Adding to this increase was the change in estimated membership life from 30 months to 28 months, effective April 1, 2009, which resulted in an increase in payroll expense of $539,000.
     Club operating. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $2.9 million. Rent and occupancy costs increased $1.6 million at clubs that opened after April 1, 2008 and increased $930,000 at our clubs that opened prior to April 1, 2008. In addition, we recorded early lease termination costs of $411,000 in the three months ended June 30, 2009, at a club that was closed prior to the lease expiration date. Adding to this was $700,000 of damages recorded in June 2009 granted to a landlord of one of TSI LLC’s former health clubs, resulting from a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club and taking space in another facility nearby. See Note 9 “Commitments and Contingencies” to the consolidated financial statements in this Form 10-Q. Rent and occupancy expenses decreased $607,000, before rent penalties, at our clubs that were closed after January 1, 2008.

•	Electric, gas and oil expenses increased $558,000 primarily due to the 11 clubs opened after April 1, 2008 as well as the new laundry facility in Elmsford, NY.

•	Advertising and marketing expense increased $669,000 to $1.5 million in the three months ended June 30, 2009 compared to the same period in 2008 as a result in the change in timing and strategy of advertising campaigns. For the six months ended June 30, 2009, advertising and marketing expenses are in line with the six months ended June 30, 2008.
     General and administrative. This decrease was principally attributable to an $886,000 decrease in liability insurance expense. Our claims activity has been decreasing as a percentage of our revenue, causing a decreased loss trend rate. In addition, we reduced our insurance claims reserves because we have lower claim exposure as a result of a decrease in the number of memberships.
     Depreciation and amortization. The increase in depreciation and amortization expenses was principally due to the 11 clubs that opened after April 1, 2008 as well as the new laundry facility and corporate office in Elmsford, NY.
     Impairment of fixed assets. In the three months ended June 30, 2008, an impairment loss of $755,000 was recorded on fixed assets of a remote club that did not benefit from being part of a regional cluster and therefore experienced a decline in asset fair value, and an impairment loss of $387,000 related to the agreement to close a club prior to the lease expiration, for total impairment charges of $1.1 million. There was no impairment loss recorded in the three months ended June 30, 2009.

Interest Expense
     Interest expense decreased $344,000, or 6.1%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease is a result of the lower variable rate of interest on our Term Loan Facility during the three months ended June 30, 2009. For the three months ended June 30, 2009, the average variable interest rate was 2.2% as compared to 4.4% for the three months ended June 30, 2008.
Provision for Corporate Income Taxes
     In accordance with Financial Accounting Standards Board Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), we have determined our income tax provision for June 30, 2009 on a discrete basis based on the results for the first six months of 2009. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. This is a change from the prior quarter when we used an annual estimate of our pre-tax results to estimate our annual effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the six months ended June 30, 2009.
     We recorded a provision for corporate income taxes of $1.4 million for the three months ended June 30, 2009 compared to a provision of $4.7 million for the three months ended June 30, 2008 calculated, as described in the preceding paragraph, using the Company’s effective tax rate. The Company’s effective tax rate decreased from 41% in the six months ended June 30, 2008 to 34.1% in the six months ended June 30, 2009. The reduction in income before provision for corporate income taxes has increased the effect of permanent differences on our effective tax rate thereby giving rise to the reduction in tax rate.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue was comprised of the following:

	Six Months Ended June 30,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$199,065	79.4%	$200,672	78.5%	(0.8)%
Initiation fees	6,507	2.6%	6,888	2.7%	(5.5)%

Membership revenue	205,572	82.0%	207,560	81.2%	(1.0)%
Personal training revenue	30,170	12.1%	32,841	12.8%	(8.1)%
Other ancillary club revenue	12,344	4.9%	12,236	4.8%	0.9%

Ancillary club revenue	42,514	17.0%	45,077	17.6%	(5.7)%
Fees and other revenue	2,533	1.0%	3,076	1.2%	(17.7)%

Total revenue	$250,621	100.0%	$255,713	100.0%	(2.0)%

     Revenue decreased $5.1 million, or 2.0%, to $250.6 million for the six months ended June 30, 2009 from $255.7 million for the six months ended June 30, 2008. This decrease in revenue was driven primarily by a decline in membership revenue and ancillary club revenue. For the six months ended June 30, 2009, revenues increased $14.5 million as compared to the six months ended June 30, 2008 at the 24 clubs opened or acquired subsequent to June 30, 2007. For the six months ended June 30, 2009, revenue decreased 6.8% or $16.0 million at our clubs opened or acquired prior to June 30, 2007 and $3.5 million at the 10 clubs that were closed subsequent to June 30, 2007.
     Comparable club revenue decreased 4.2% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Of this 4.2% decrease, 0.9% was due to a decrease in membership, 1.2% was due to a decrease in price and 2.1% was due to a decrease in ancillary club revenue and fees and other revenue.
     Effective April 1, 2009, we changed the estimated life of our memberships from 30 months to 28 months. The change in estimated membership life is principally due to an unfavorable trend in membership retention rates, and it has the effect of increasing initiation fees revenue recognized in the current period because a shorter amortization period is being applied resulting in a $581,000 increase in initiation fee revenue recognized when compared to the same period in the prior year. Comparable club revenue increased approximately $575,000 as a result of the change.

Fees and other revenue decreased 17.7% primarily due to a decrease in marketing revenue as we had less demand for our in-club advertising programs.
Operating expenses (in $’000s) were comprised of the following:

	Six Months Ended June 30,
	2009	2008	%Variance
Payroll and related	98,993	97,057	2.0%
Club operating	91,664	84,401	8.6%
General and administrative	15,835	17,201	(7.9)%
Depreciation and amortization	28,642	25,365	12.9%
Impairment of fixed assets	1,131	1,142	(1.0)%

Operating expenses	236,265	225,166	4.9%

     Operating expenses increased due to a 3.5% increase in the total months of club operation from 960 to 994 as well as the following factors:
     Payroll and related. This increase was primarily due to the discounting of our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $3.4 million in payroll expense. Adding to this increase was the change in estimated membership life from 30 months to 28 months, effective April 1, 2009, which resulted in an increase in payroll expense of $539,000. Also adding to this was an increase in severance charges of $503,000 principally related to a reduction in force in January 2009.
     These increases were offset by a decrease in management incentive bonuses of $886,000 in the six months ended June 30, 2009. We are trending at 50% of our bonus target compared to 100% in the same period in 2008. In addition, there was a decrease in personal training payroll of $1.2 million directly related to the decrease in personal training revenue and a decrease of $1.2 million in club commissions and bonuses related to the decrease in the number of memberships sold.
     Club operating. This increase was primarily due to the following:
•	Rent and occupancy expenses increased $4.5 million. Rent and occupancy costs increased $3.3 million at clubs that opened after April 1, 2008 and increased $1.5 million at our clubs that opened prior to April 1, 2008. In addition, we recorded early lease termination costs of $811,000 in the six months ended June 30, 2009, at three clubs that were closed prior to their lease expiration dates. Adding to this was $700,000 of damages recorded in June 2009 granted to a landlord of one of TSI LLC’s former health clubs, resulting from a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club and taking additional space in another facility nearby. See Note 9 “Commitments and Contingencies” to the consolidated financial statements in this Form 10-Q. Rent and occupancy expenses decreased $1.1 million, before rent penalties, at our clubs that were closed after January 1, 2008.

•	Electric, gas and oil expenses increased $779,000 primarily due to the 11 clubs that opened after April 1, 2008 as well as the new laundry facility in Elmsford, NY.
     General and administrative. This decrease was principally attributable to an $910,000 decrease in liability insurance expense. Our claim activity has been decreasing as a percentage of our revenue, causing a decreased loss trend rate. In addition, we reduced our insurance reserves because we have lower claim exposure as a result of a decrease in the number of memberships.
     Depreciation and amortization. The increase in depreciation and amortization expenses was principally due to the 11 clubs that opened after April 1, 2008 as well as the new laundry facility and corporate office in Elmsford, NY.

     Impairment of fixed assets. In the six months ended June 30, 2009, we recorded fixed asset impairment charges totaling $1.1 million, which represented the write-offs of fixed assets at four underperforming clubs. In the six months ended June 30, 2008, we recorded an impairment loss of $755,000 on fixed assets of a remote club that did not benefit from being part of a regional cluster and therefore experienced a decline in asset fair value, and an impairment loss of $387,000 related to the agreement to close a club prior to the lease expiration, for total impairment charges of $1.1 million.
Interest Expense
     Interest expense decreased $1.6 million, or 13.0%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease is a result of the lower variable rate of interest on our Term Loan Facility during the three months ended June 30, 2009 period. For the six months ended June 30, 2008, the average variable interest rate was approximately 5.5%, while the average variable interest rate for the six months ended June 30, 2009 decreased to approximately 2.3%.
Provision for Corporate Income Taxes
     In accordance with FIN 18, we have determined our income tax provision for the six months ended June 30, 2009 on a discrete basis. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. This is a change from the prior quarter when we used an annual estimate of our pre-tax results to estimate our annual effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the six months ended June 30, 2009.
     We recorded a provision for corporate income taxes of $1.6 million for the six months ended June 30, 2009 compared to a provision of $8.1 million for the six months ended June 30, 2008, calculated, as described in the preceding paragraph, using the Company’s effective tax rate. The Company’s effective tax rate decreased from 41% in the six months ended June 30, 2008 to 34.1% in the six months ended June 30, 2009. The reduction in income before provision for corporate income taxes has increased the effect of permanent differences on our effective tax rate, thereby giving rise to the reduction in tax rate.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2009 was $51.0 million compared to $57.3 million for the six months ended June 30, 2008. This $6.3 million decrease is primarily related to the decrease in earnings. In the six months ended June 30, 2009, deferred revenue decreased $1.9 million, while in the six months ended June 30, 2008, there was an increase was $4.2 million. This decrease in cash generated by deferred revenue was driven by the movement in deferred personal training and deferred initiation fees. Cash paid for interest decreased $2.5 million and cash paid for taxes decreased $9.9 million.
     In August 2009, the first semi-annual payment of interest on the 11% Senior Discount Notes of $7.6 million will become due at the stated annual rate of 11% of principal. As of June 30, 2009 the related accrued amount was $6.3 million compared to $0 as of June 30, 2008.
     Investing Activities. Our investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $28.5 million and $43.5 million for the six months ended June 30, 2009 and 2008, respectively. For the year ending December 31, 2009, we estimate that we will invest a total of $50.0 million to $53.0 million in capital expenditures. This amount includes $23.5 million to continue to upgrade existing clubs, $8.6 million to enhance our management information systems and $4.4 million for the construction of corporate offices and the completion of our new regional laundry facility in our New York Sports Clubs market. The remainder of our 2009 capital expenditures will be committed to building, acquiring or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.

     Financing Activities. Net cash used in financing activities increased $10.9 million to $20.1 million for the six months ended June 30, 2009 from $9.2 million for the same period in the prior year. In the first quarter of 2009, we repurchased 2.1 million shares of common stock at a cost of $5.4 million. In addition, we had net repayments on the Revolving Loan Facility of $14.0 million compared with $9.0 million in the six months ended June 30, 2008.
     As of June 30, 2009, our total consolidated debt was $324.3 million. This substantial amount of debt could have significant consequences, including:
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
     As of June 30, 2009, TSI LLC had $180.8 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of June 30, 2009, TSI LLC had elected the Eurodollar rate option, equal to 2.1% as of June 30, 2009. Interest calculated under the base rate option would have equaled 4.0% as of June 30, 2009, if TSI LLC had elected this option.
     The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter. Total principal payments of $4.2 million have been made as of June 30, 2009.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Senior Credit Facility. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the 2007 Senior Credit Facility. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. As of June 30, 2009, there were $5.0 million of borrowings outstanding at the base interest rate option of 4.5%. There were outstanding letters of credit issued of $13.3 million. The unutilized portion of the Revolving Loan Facility as of June 30, 2009 was $56.7 million As a result of an amendment to the 2007 Senior Credit Facility on July 15, 2009 (the “Amendment”), the total amount of borrowings under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million. This would have resulted in an unutilized portion of the Revolving Loan Facility of $45.5 million as of June 30, 2009. Additionally, the Company incurred an aggregate of approximately $615,000 in fees and expenses related to the Amendment.
     As of June 30, 2009, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2009, we expect we will continue to be in compliance during the remainder of 2009. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of June 30, 2009, the Company’s leverage ratio as defined under the Amendment was 2.05:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of June 30, 2009, permitted borrowing capacity of $75.0 million was not restricted by the covenants.

     We do not have plans to repurchase our debt. The terms of our 2007 Senior Credit Facility significantly restrict our ability to repurchase our 11% Senior Discount Notes or repurchase a portion of the outstanding Term Loan.
     The terms of the indenture governing our 11% Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict, or prohibit the payment of dividends by us. Our subsidiaries are permitted under the 2007 Senior Credit Facility and the indenture governing our 11% Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt. For further information regarding our 11% Senior Discount Notes and our 2007 Senior Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     As of June 30, 2009, we had an aggregate principal amount of $138.45 million of 11% Senior Discount Notes outstanding.
     As of June 30, 2009, we had $12.8 million of cash and cash equivalents.
     The aggregate long-term debt, and operating lease obligations as of June 30, 2009 were as follows:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt	$324,288	$6,850	$3,700	$313,738	$—
Operating Lease Obligations(1)	861,999	81,932	161,670	145,805	472,592

Total Contractual Cash Obligations	$1,186,287	$88,782	$165,370	$459,543	$472,592

Notes:

(1)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.
     Our Term Loan Facility and Revolving Loan Facility will mature in 2014 (or earlier in certain circumstances) and 2012, respectively, as described above, and our 11% Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of our company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms or at all. In that event, our business and financial condition may be materially adversely affected.
     Throughout the six months ended June 30, 2009, the ongoing U.S. and global economic crisis has resulted in additional significant recessionary pressures and declines in consumer confidence and economic growth. These economic conditions have led to reduced consumer spending and have caused an increase in member cancellations, decreases in new memberships and reductions in revenue from ancillary services and marketing. These economic conditions could continue to adversely affect our industry, business and results of operations.
     These economic conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is the source of credit for our borrowing and a source of our liquidity. It is difficult to predict how long the current economic and capital and credit market conditions will continue; however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience further adverse impact, which may be material to our business and therefore our results of operations and liquidity, including our ability to borrow under the Revolving Loan Facility. An affiliate of CIT Group Inc., The CIT Group Equipment Finance Inc., is one of the lenders under the Revolving Credit Facility, having provided a commitment of $4.3 million of the $63.8 million. On July 20, 2009, CIT Group Inc. filed a current report on Form 8-K with the SEC, reporting that it may need to seek relief under the U.S. Bankruptcy Code unless certain events occur. It is not certain whether CIT will honor its commitment to make loans under the Revolving Credit Facility or whether another lender under the Revolving Credit Facility might assume CIT’s commitment. Consequently, our ability to borrow under the Revolving Loan Facility may be adversely impacted.

     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $60.5 million at June 30, 2009, as compared with $63.1 million at June 30, 2008. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $40.3 million at both June 30, 2009 and December 31 2008. Initiation fees received are deferred and amortized over a 28-month period, which represents the estimated membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to six months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The Company’s club growth plans have slowed from net club openings of five in 2008 to net club closures of two in 2009. This decrease in club growth is expected to result in a decrease in working capital deficit. In addition, there has been a decrease in both personal training and initiation fees, which has also contributed to decreased deferred revenue. In either case, a significant portion of the deferred revenue does not constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs which are deferred over 28 months. These costs are recorded as a long-term asset and as such, do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases will be made from time to time in the open market at prevailing market prices, through privately negotiated transactions as conditions permit, or pursuant to a 10b5-1 plan adopted by the Company which permits the Company to repurchase its shares during periods in which the Company may be in possession of material non-public information. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of March 31, 2009, the Company had repurchased a total of 3.9 million shares at a total cost of $10.0 million. There were no repurchases made in the three months ended June 30, 2009.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains ”forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breached involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Form 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of June 30, 2009 and December 31, 2008, a total of $180.8 million and $181.8 million, respectively, of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the three and six months ended June 30, 2009, our interest expense would have increased by approximately $458,000 and $917,000, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 7 to our financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.
ITEM 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
     As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. See e.g., Note 9 - Commitments and Contingencies to the consolidated financial statements in this Form 10-Q. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. We believe, however, that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.
Item 1A. Risk Factors
     There have not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its 2009 Annual Meeting of Stockholders on May 14, 2009.

(b)	The following matters were voted upon at the annual meeting:
(i)	The first item considered was the election of eight directors of the Company to serve until the 2010 annual meeting of stockholders, and the results of such voting were as follows:

Nominee	For	Withheld
Alexander A. Alimanestianu	15,257,788	174,133
Keith E. Alessi	13,912,003	1,519,918
Paul N. Arnold	14,869,989	561,932
Bruce C. Bruckmann	14,814,182	617,739
J. Rice Edmonds	15,228,441	203,480
Jason M. Fish	15,289,729	142,192
Thomas J. Galligan III	15,284,348	147,573
Kevin McCall	15,289,729	142,192
(ii)	The second item was a proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2009, which was approved with 15,402,554 shares voted in favor of such proposal and 7,277 shares voted against and 22,090 shares abstained from voting on, such proposal.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: July 30, 2009	By:	/s/ Dan Gallagher
Dan Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.3	First Amendment to Credit Agreement, dated as of July 15, 2009, among Town Sports International Holdings, Inc., Town Sports International, LLC, as the borrower, the lenders from time to time party to the Credit Agreement, dated as of February 27, 2007, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2009).

10.4	Amended Non-Employee Director Compensation Plan Summary (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.