Form 10-Q
period 2009-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2009-10-29
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2009, there were 22,603,437 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(In $’000s, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,021	$10,399
Accounts receivable (less allowance for doubtful accounts of $3,037 and $3,001 as of September 30, 2009 and December 31, 2008, respectively)	6,130	4,508
Inventory	138	143
Prepaid income taxes	3,571	8,116
Prepaid expenses and other current assets	11,779	14,154

Total current assets	33,639	37,320
Fixed assets, net	360,678	373,120
Goodwill	32,636	32,610
Intangible assets, net	198	281
Deferred tax asset, net	45,740	42,266
Deferred membership costs	10,117	14,462
Other assets	9,682	11,579

Total assets	$492,690	$511,638

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Current portion of long-term debt	$10,650	$20,850
Accounts payable	7,223	7,267
Accrued expenses	31,693	35,565
Accrued interest	2,917	523
Deferred revenue	38,298	40,326

Total current liabilities	90,781	104,531
Long-term debt	316,975	317,160
Deferred lease liabilities	72,088	69,719
Deferred revenue	1,602	4,554
Other liabilities	12,654	14,902

Total liabilities	494,100	510,866
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; issued and outstanding 22,603,437 and 24,627,779 shares at September 30, 2009 and December 31, 2008, respectively	23	25
Paid-in capital	(23,020)	(18,980)
Accumulated other comprehensive income (currency translation adjustment)	1,252	1,070
Retained earnings	20,335	18,657

Total stockholders’ (deficit) equity	(1,410)	772

Total liabilities and stockholders’ (deficit) equity	$492,690	$511,638

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2009 and 2008
(In $’000s except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Club operations	$119,282	$126,682	$367,370	$379,318
Fees and other	1,167	1,427	3,700	4,504

	120,449	128,109	371,070	383,822

Operating Expenses:
Payroll and related	47,487	49,171	146,480	146,228
Club operating	45,589	44,398	137,499	128,799
General and administrative	8,103	8,697	23,938	25,898
Depreciation and amortization	14,353	13,423	42,995	38,788
Impairment of fixed assets	3,473	839	4,604	1,981

	119,005	116,528	355,516	341,694

Operating income	1,444	11,581	15,554	42,128
Interest expense	5,378	5,783	15,944	17,930
Interest income	(1)	(76)	(2)	(291)
Equity in the earnings of investees and rental income	(444)	(634)	(1,452)	(1,701)

Income (loss) before provision (benefit) for corporate income taxes	(3,489)	6,508	1,064	26,190
Provision (benefit) for corporate income taxes	(2,004)	2,668	(614)	10,738

Net income (loss)	$(1,485)	$3,840	$1,678	$15,452

Earnings per share:
Basic	$(0.07)	$0.15	$0.07	$0.59
Diluted	$(0.07)	$0.14	$0.07	$0.58
Weighted average number of shares used in calculating earnings per share:
Basic	22,565,564	26,445,288	22,770,792	26,389,804
Diluted	22,565,564	26,547,121	22,790,102	26,464,915

Statements of Comprehensive Income (Loss)
Net income (loss)	$(1,485)	$3,840	$1,678	$15,452
Foreign currency translation adjustments	259	(441)	182	16

Comprehensive income (loss)	$(1,226)	$3,399	$1,860	$15,468

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(In $’000s)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,678	$15,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,995	38,788
Impairment of fixed assets	4,604	1,981
Write-off of deferred financing costs	100	—
Non-cash interest expense on Senior Discount Notes	1,203	10,328
Amortization of debt issuance costs	643	583
Noncash rental expense, net of noncash rental income	(1,686)	(242)
Compensation expense incurred in connection with stock options and common stock grants	1,257	876
Net changes in certain operating assets and liabilities	2,156	3,187
Increase in deferred tax asset	(3,474)	(2,400)
Landlord contributions to tenant improvements	4,664	4,282
Change in reserve for self-insured liability claims	430	1,738
Decrease in deferred membership costs	4,345	1,940
Other	(133)	(190)

Total adjustments	57,104	60,871

Net cash provided by operating activities	58,782	76,323

Cash flows from investing activities:
Capital expenditures	(39,805)	(63,162)
Insurance Proceeds	—	1,074

Net cash used in investing activities	(39,805)	(62,088)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	82,800	—
Repayment of borrowings on Revolving Loan Facility	(93,000)	(9,000)
Repayment of long-term borrowings	(1,388)	(1,435)
Costs related to deferred financing	(615)	—
Repurchase of common stock	(5,355)	—
Proceeds from exercise of stock options	36	1,194
Tax benefit from stock option exercises	21	174

Net cash used in financing activities	(17,501)	(9,067)

Effect of exchange rate changes on cash	146	31

Net increase in cash and cash equivalents	1,622	5,199
Cash and cash equivalents at beginning of period	10,399	5,463

Cash and cash equivalents at end of period	$12,021	$10,662

Summary of change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,618)	$(3,611)
Decrease (increase)in inventory	6	(4)
Decrease in prepaid expenses and other current assets	1,018	3,478
Increase in accounts payable, accrued expenses and accrued interest	651	4,301
Increase in accrued interest on Senior Discount Notes	2,538	—
Change in prepaid corporate income taxes	4,545	(2,120)
(Decrease) increase in deferred revenue	(4,984)	1,143

Net changes in certain operating assets and liabilities	$2,156	$3,187

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of September 30, 2009, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI LLC”), operated 165 fitness clubs (“clubs”) comprised of 111 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 26 clubs in the Boston market under the “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. The Company operates in a single segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as filed on March 5, 2009 with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.
     The Company has determined our income tax provision for the nine months ended September 30, 2009 on a discrete basis. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the nine months ended September 30, 2009.
     Certain reclassifications were made to the reported amounts for the three and nine months ended September 30, 2008 to conform to the presentation for the three and nine months ended September 30, 2009.
2. Recent Accounting Changes
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, the Company adopted ASC 105-10 for the reporting in the 2009 third quarter. The adoption did not have an impact on the reporting of the Company’s financial position, results of operations or cash flows.
     In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events,” (“ASC 855-10”), which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. ACS 855-10 was effective for the Company at the beginning of the 2009 second quarter. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in our consolidated financial statements.
     On April 9, 2009, the FASB issued ASC 825-10 (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This statement requires disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. This also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The required disclosures are included in Note 3-Long-Term Debt to the consolidated financial statements in this Form 10-Q.
3. Long-Term Debt

	September 30,	December 31,
	2009	2008
Term Loan Facility	$180,375	$181,763
Revolving Loan Facility borrowings	8,800	19,000
11% Senior Discount Notes	138,450	137,247

	327,625	338,010
Less current portion to be paid within one year	10,650	20,850

Long-term portion	$316,975	$317,160

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
     Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of September 30, 2009, TSI LLC had elected the Eurodollar rate option, equal to 2.1% as of September 30, 2009. Interest calculated under the base rate option would have equaled 4.0% as of September 30, 2009, if TSI LLC had elected this option. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date.
     The Revolving Loan Facility contains a maximum total leverage ratio covenant, as defined in the 2007 Senior Credit Facility, of 4.25:1.00. The covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of September 30, 2009, the leverage ratio, as defined under the Amendment, was 2.25:1.00. Borrowings under the Revolving Loan Facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Senior Credit Facility. As of September 30, 2009, there was $8,800 in borrowings outstanding at the base interest rate option of 4.5%. There were outstanding letters of credit issued of $14,226. The unutilized portion of the Revolving Loan Facility as of September 30, 2009 was $40,724. The Revolving Loan Facility expires on February 27, 2012.
     Fair Market Value
     Based on quoted market prices, the 11% Senior Discount Notes had a fair value of approximately $71,994 and $83,070 at September 30, 2009 and December 31, 2008, respectively. The Term Loan Facility had fair values of approximately $166,847 and $126,034 at September 30, 2009 and December 31, 2008, respectively based on quoted market prices. The Company had short-term debt of $8,800 and $19,000 outstanding under the Revolving Loan Facility at September 30, 2009 and December 31, 2008, respectively, which approximates fair value as of such dates.

4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average numbers of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) outstanding during the period. Diluted earnings per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased to account for the assumed exercise of dilutive stock options and restricted stock using the treasury stock method.
     The Company did not include stock options to purchase 993,680 shares for the three months ended September 30, 2008 and 1,147,915 and 849,469 shares for the nine months ended September 30, 2009 and 2008, respectively, of the Company’s Common Stock in the calculations of diluted earnings (loss) per share because the exercise prices of those options were greater than the average market price over the respective periods and their inclusion would be anti-dilutive.
     For the three months ended September 30, 2009, there was no effect of diluted stock options and restricted common stock on the calculation of diluted earnings (loss) per share as the Company had a net loss for this period.
     The following table summarizes the weighted average number of shares of Common Stock for basic and diluted earnings (loss) per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of shares of Common Stock outstanding — basic	22,565,564	26,445,288	22,770,792	26,389,804
Effect of dilutive stock options and restricted Common Stock	—	101,833	19,310	75,111

Weighted average number of shares of Common Stock outstanding — diluted	22,565,564	26,547,121	22,790,102	26,464,915

5. Common Stock and Stock-Based Compensation
     The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 2,500,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code of 1986, as amended. The 2006 Plan was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option granted under this plan may not be less than the fair market value of Common Stock on the option grant date.
     At September 30, 2009, the Company had 297,080 and 1,371,065 shares of restricted stock and stock options outstanding under the 2004 Plan and the 2006 Plan, respectively.
     Option Grants
     Options granted during the nine months ended September 30, 2009 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black-Scholes		Dividend	Risk Free	Expected
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	Term (Years)
January 2, 2009	7,000	$3.21	$1.94	69.2%	0.0%	1,81%	5.50
January 20, 2009	12,750	$2.51	$1.63	71.8%	0.0%	1.71%	6.25

Total	19,750

     There were no options granted during the three months ended September 30, 2009.
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $385 and $1,163 for the three and nine months ended September 30, 2009, respectively, and $341 and $797 for the three and nine months ended September 30, 2008, respectively.
     As of September 30, 2009, a total of $1,705 in unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.0 years.
     Restricted Stock Grants
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock granted under the 2006 Plan and the 2004 Plan was $14 and $41 for the three and nine months ended September 30, 2009, respectively, and $12 and $14 for the three and nine months ended September 30, 2008.
     As of September 30, 2009, a total of $126 in unrecognized compensation expense related to restricted stock grants is expected to be recognized over a weighted-average period of 2.8 years. There was no restricted stock granted during the nine months ended September 30, 2009.
6. Fixed Asset Impairment and Club Closures
     ASC 820-10 (formerly SFAS No.157) defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended September 30, 2009, the Company tested 10 underperforming clubs and recorded impairment losses of $3,473 on fixed assets at two of these clubs that experienced decreased profitability and sales levels below expectations and were therefore written down to their fair values. As of September 30, 2009, these two clubs had approximately $778 and $864, respectively, in remaining net leasehold improvements. The eight clubs tested that did not have impairment charges had an aggregate of $7,339 of net leasehold improvements remaining as of September 30, 2009.
     The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flow. The Company’s non-financial assets and liabilities that are reported at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet, as of September 30, 2009, were as follows:

Basis of Fair Value Measurements
	Fair Value of	Quoted Prices in Active	Significant Other
	Assets	markets for Identical	Observable Inputs	Significant Unobservable
Date	(Liabilities)	Items (Level 1)	(Level 2)	Inputs (Level 3)
Fixed assets	$1,642	$—	$—	$1,642
     In the three months ended March 31, 2009, the Company tested 10 underperforming clubs and recorded impairment losses of $1,131 on fixed assets at four of these clubs. Total impairment charges in the nine months ended September 30, 2009 were $4,604. Impairment charges for the three and nine months ended September 30, 2008 were $839 and $1,981, respectively.
     The impairment losses are included as a separate line in operating income on the consolidated statement of operations.

     The Company expects to record early lease termination costs of $500 to $600 related to two club closures prior to their lease expiration dates, which are expected to occur in November 2009.
7. Goodwill and Other Intangibles
     The Company’s goodwill is related to the “New York Sports Clubs” trade name and other certain remote clubs that do not benefit from being part of a regional cluster and are therefore considered single reporting units.
     In the three months ended March 31, 2009, the Company performed its annual impairment test. The test was performed as a roll-forward of the December 31, 2008 test. Please refer to Note 5 - Goodwill and Intangible Assets to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information on the specific assumptions used. The assumptions used during 2009 did not change from those used during 2008 as there were no significant changes in the business since the test was performed as of December 31, 2008.
     Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2009 impairment test supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2009, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ending March 31, 2010 or prior to that period, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no events triggering a review of goodwill for the three months ended September 30, 2009.
The change in the carrying amount of goodwill from December 31, 2008 through September 30, 2009 was as follows:

Balance as of December 31, 2008	$32,610
Changes due to foreign currency exchange rate fluctuations	26

Balance as of September 30, 2009	$32,636

	As of September 30, 2009
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Covenants-not-to-compete	$1,508	$(1,310)	$198

	As of December 31, 2008
	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization	Net Intangibles
Membership lists	$10,890	$(10,836)	$54
Covenants-not-to-compete	1,687	(1,460)	227

	$12,577	$(12,296)	$281

     The amortization expense of the above-acquired intangible assets for each of the twelve month periods ending September 30, 2010 and September 30, 2011 is as follows:

Aggregate Amortization Expense for the twelve months ending September 30,
2010	$137
2011	61

$198

     Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $213 and $544, respectively.
8. Income Taxes
     The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods had not changed significantly as of September 30, 2009 and the Company does not anticipate that the total amount of unrecognized benefits will significantly change in the next 12 months.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of September 30, 2009, the amount accrued for interest was $131.
     The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 through 2008. The IRS examined the Company’s 2006 and 2007 federal income tax returns and concluded those audits with no findings.
     The Company has determined our income tax provision for the nine months ended September 30, 2009 on a discrete basis. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the nine months ended September 30, 2009.
     The Company recorded a benefit for corporate income taxes of $614 for the nine months ended September 30, 2009 compared to a provision of $10,700 for the nine months ended September 30, 2008. The Company’s effective tax rate decreased from 41% in the nine months ended September 30, 2008 to (57.7)% in the nine months ended September 30, 2009. Because of the reduction in pre-tax book income, the expected benefits from our Captive Insurance arrangement are giving rise to a tax benefit and negative effective tax rate.
     New York City enacted legislation on July 11, 2009 that impacts the apportionment factor and phases in a single sales factor between 2009 and 2017. The Company recorded a benefit of $291 to recognize the impact of this legislation on our deferred tax asset position.
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
          On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon Solutions Professional Staffing LLC (“Ajilon”) for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI LLC a new sports club enterprise management system known as “GIMS,” including failing to provide copies of the computer source code, related documentation, properly identified requirements documents and other property owned and licensed by TSI LLC. On October 2, 2009, TSI LLC moved for injunctive relief, demanding that Ajilon turn over the materials and work product needed for the project so that TSI LLC can evaluate the status of the project and plan for its completion. On October 15, 2009, the court ruled on the TSI LLC’s motion for injunctive relief and ordered Ajilon to provide certain materials created in connection with the project and reserved judgment on other aspects of TSI LLC’s request. On October 14, 2009, Ajilon brought a counterclaim against TSI LLC for breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900 plus other damages. The Company intends to vigorously defend these allegations and claims. To date, the Company has paid Ajilon $9,600 and has accrued $2,900 in accrued expenses on the Company’s consolidated balance sheet based on invoices relating to the GIMS project received to date. The Company currently is in the process of assessing the scope of the work on GIMS completed by Ajilon, the amounts as well as the time frame and other resources required to complete GIMS, and the extent, if any, to which work on GIMS may have to be remediated. The Company cannot yet determine the extent of any potential negative effect on its operations if it fails to complete GIMS or if, once completed, GIMS fails to operate as expected.
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
10. Investments in Affiliated Companies
     The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Managements Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of CHSCA’s profits as defined in the partnership agreement. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of KSMA’s profits as defined in the partnership agreement. The Affiliates have operations that are similar, and related, to those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of CHSCA and the Company’s pro rata share of CHSCA’s net assets and operating results were not material for all periods presented. KSMA’s balance sheets for the periods presented are not material to the Company’s balance sheets for these respective periods. Total revenue, income from operations and net income of KSMA for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$739	$813	$2,219	$2,587
Income from operations	(61)	229	30	961
Net income	(82)	190	(91)	851
11. Subsequent Event
     The Company has performed an evaluation of subsequent events through October 28, 2009, the date the financial statements were issued. No material subsequent events were noted.

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
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2009, the Company, through its subsidiaries, operated 165 fitness clubs under our four key brand names: “New York Sports Clubs;” “Boston Sports Clubs;” “Philadelphia Sports Clubs;” and “Washington Sports Clubs”. These clubs collectively served approximately 494,000 members, excluding short-term and seasonal members. We are the largest fitness club owner and operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and owned and operated a total of 111 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2009. We owned and operated 26 clubs in the Boston region under our “Boston Sports Clubs” brand name, 19 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2009. In addition, we owned and operated three clubs in Switzerland as of September 30, 2009. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
     We currently offer three types of memberships in our clubs: “Passport,” “Regional Passport” and “Gold.” The Regional Passport Membership was added in the fourth quarter of 2008 and allows a member access to all of our clubs within a single region, while the Passport Membership allows access to all clubs in all four regions. As of September 30, 2009, approximately 39% of our members participated in our Passport or Regional Passport Memberships and 61% of our members participate in a Gold Membership, which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Members can elect to commit to a predetermined minimum contract period of one or two years in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis.
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and initiation fees comprised 82.0% of our total revenue for the nine months ended September 30, 2009. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected life of the membership. Prior to April 1, 2009, the expected life of a membership was 30 months. Effective April 1, 2009, we changed our estimated membership life to 28 months. See Note 1 — Basis of Presentation to the consolidated financial statements in this
Form 10-Q.

•	Ancillary club revenue: For the nine months ended September 30, 2009, we generated 11.7% of our revenue from personal training and 5.1% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     We also receive revenue (approximately 1.0% of our revenue for the nine months ended September 30, 2009) from the rental of space in our facilities to operators who offer wellness-related services such as physical therapy. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this as Fees and Other revenue.
     Our revenues, operating income and net income (loss) for the three months ended September 30, 2009 were $120.4 million, $1.4 million and ($1.5) million, respectively, and $128.1 million, $11.6 million and $3.8 million, respectively, for the three months ended September 30, 2008. Our revenues, operating income and net income for the nine months ended September 30, 2009 were $371.1 million, $15.6 million and $1.7 million, respectively, and $383.8 million, $42.1 million and $15.5 million, respectively, for the nine months ended September 30, 2008.
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
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Similarly, as clubs mature and the member base decreases at these clubs, total fixed costs related to the base are spread over a lower revenue amount.
     Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding of our existing clubs. The construction and equipment costs vary based on the costs of labor, materials and the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we budget approximately 4.0% to 5.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms, and utilization and demand for the facility dictate. As we renew and extend leases on older clubs, we often consider committing to upgrades or remodeling at these clubs where we deem it to be appropriate.
     In the three months ended March 31, 2009, the Company performed its annual goodwill impairment test. The test was performed as a roll-forward of the December 31, 2008 test. Please refer to Note 5 — Goodwill and Intangible Assets to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information on the specific assumptions used.
     Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. The 2009 impairment test supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a material non-cash impairment charge in the future. Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ending March 31, 2010 or prior to that period, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no events triggering a review of goodwill for the three months ended September 30, 2009.

Historical Club Count
     The following table sets forth the changes in our club count during each of the quarters in 2008 and the first three quarters of 2009.

	2008					2009
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	159	160	161	162	159	164	165	164
New clubs opened	2	3	1	3	9	4	—	—
Clubs acquired	—	—	—	—	—	—	—	—
Clubs closed, relocated or merged	(1)	(2)	—	(1)	(4)	(3)	(1)	(1)

Wholly owned clubs at end of period	160	161	162	164	164	165	164	163

Total clubs operated at end of period (1)	162	163	164	166	166	167	166	165

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, as of September 30, 2009 and December 31, 2008, we managed four university fitness clubs in which we did not have an equity interest.
Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as applicable as compared to the same period in the prior year. Growth in comparable club revenue as compared to the same period in the prior fiscal year has decreased sequentially for each of the three-month periods ended in 2008 and in each of the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009. The increase (decrease) in comparable revenue as compared to the same period in the prior fiscal year was as follows:

2008:
Three months ended March 31, 2008	4.5%
Three months ended June 30, 2008	3.2%
Three months ended September 30, 2008	2.2%
Three months ended December 31, 2008	(1.4)%
2009:
Three months ended March 31, 2009	(2.1)%
Three months ended June 30, 2009	(6.3)%
Three months ended September 30, 2009	(7.0)%
     As shown above, comparable club revenue has been trending downward during 2008 and throughout 2009. This downward trend is expected to continue in the fourth quarter of 2009.
     In the three months ended September 30, 2009, membership at our comparable clubs decreased 5.5% as compared to the same period in the prior year. This drop in membership coupled with expected decreases in personal training revenue are expected to result in a further decline in comparable club revenue and therefore operating margins.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30 ,		Ended September 30 ,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	39.4	38.3	39.5	38.1
Club operating	37.9	34.7	37.1	33.5
General and administrative	6.7	6.8	6.4	6.8
Depreciation and amortization	11.9	10.5	11.6	10.1
Impairment of fixed assets	2.9	0.7	1.2	0.5

	98.8	91.0	95.8	89.0

Operating income	1.2	9.0	4.2	11.0
Interest expense	4.5	4.5	4.3	4.7
Interest income	—	(0.1)	—	(0.1)
Equity in the earnings of investees and rental income	(0.4)	(0.5)	(0.4)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	(2.9)	5.1	0.3	6.8
Provision (benefit) for corporate income taxes	(1.7)	2.1	(0.2)	2.8

Net income (loss)	(1.2)%	3.0%	0.5%	4.0%

     Total revenue for the three months ended September 30, 2009 decreased $10.8 million, or 9.1%, at clubs opened for more than 24 months when compared to the same period last year. Total revenue for the nine months ended September 30, 2009 decreased $26.9 million, or 7.4%, at clubs opened for more than 24 months when compared to the same period last year. Our operating margins decreased to 1.2% and 4.2% in the three and nine months ended September 30, 2009, respectively, from 9.0% and 11%, respectively, in the same periods in the prior year.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue was comprised of the following for the periods indicated (in 000’s):

	Three Months Ended September 30,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$95,400	79.2%	$101,025	78.9%	(5.6)%
Initiation fees	3,113	2.6%	3,505	2.7%	(11.2)%

Membership revenue	98,513	81.8%	104,530	81.6%	(5.8)%

Personal training revenue	13,526	11.2%	14,871	11.6%	(9.0)%
Other ancillary club revenue	7,243	6.0%	7,281	5.7%	(0.5)%

Ancillary club revenue	20,769	17.2%	22,152	17.3%	(6.2)%
Fees and other revenue	1,167	1.0%	1,427	1.1%	(18.3)%

Total revenue	$120,449	100.0%	$128,109	100.0%	(6.0)%

     For the three months ended September 30, 2009, revenue increased $5.1 million at the 22 clubs opened or acquired subsequent to September 30, 2007. This increase in revenue was offset by decreases in revenue of 9.1%, or $10.8 million, at clubs opened or acquired prior to September 30, 2007 and $2.0 million related to the 11 clubs that were closed subsequent to September 30, 2007.
     Comparable club revenue decreased 7.0% for the three months ended September 30, 2009 compared to the same period in the prior year. Of this 7.0% decrease, 3.7% was due to a decrease in membership, 1.3% was due to a decrease in price and 2.0% was due to a decrease in ancillary club revenue and fees and other revenue.

     Fees and other revenue decreased 18.3% for the three months ended September 30, 2009 compared to the same period in the prior year primarily due to a decrease in marketing revenue as we had less demand for our in-club advertising programs.
Operating expenses were comprised of the following for the periods indicated (in 000’s):

	Three Months Ended
	September 30,
	2009	2008	% Variance
Payroll and related	$47,487	$49,171	(3.4)%
Club operating	45,589	44,398	2.7%
General and administrative	8,103	8,697	(6.8)%
Depreciation and amortization	14,353	13,423	6.9%
Impairment of fixed assets	3,473	839	313.9%

Operating expenses	$119,005	$116,528	2.1%

     Operating expenses for the three months ended September 30, 2009 were impacted by a 0.8% increase in the total months of club operation from 486 to 490 and a 5.7% increase in club member usage as well as the following factors:
     Payroll and related. This decrease for the three months ended September 30, 2009 compared to the same period in the prior year was primarily due to a decrease in ancillary club payroll of $1.2 million directly related to the decrease in ancillary club revenue and a decrease of $674,000 in club commissions and bonuses related to the decrease in the number of memberships sold.
     These decreases were partially offset by increases resulting from the discounting of our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $431,000 in payroll expense.
     Club operating. This increase was principally attributable to the following:
•	Rent and occupancy expenses increased $1.6 million for the three months ended September 30, 2009 compared to the same period in the prior year. Rent and occupancy costs increased $718,000 at clubs that opened after July 1, 2008 and increased $1.5 million at our clubs that opened prior to July 1, 2008. Rent and occupancy expenses decreased $661,000 at our clubs that were closed after July 1, 2008.

•	Expenses relating to laundry and towels decreased $695,000 for the three months ended September 30, 2009 compared to the same period in the prior year primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.
     General and administrative. This $594,000 decrease for the three months ended September 30, 2009 compared to the same period in the prior year was principally attributable to a $430,000 decrease in general liability insurance expense. Our claims activity has been decreasing as a percentage of our revenue, causing a decreased loss trend rate. In addition, we reduced our insurance claims reserves because we have lower claims exposure as a result of a decrease in the number of memberships. The remainder of the expense decrease was due to cost reduction efforts realized within various general and administrative expenses.
     Depreciation and amortization. The increase in depreciation and amortization expenses was principally due to the eight clubs that opened after July 1, 2008 as well as the new laundry facility and corporate office in Elmsford, NY, which opened in January 2009.
     Impairment of fixed assets. In the three months ended September 30, 2009, we recorded fixed asset impairment charges totaling $3.5 million, which represented the write-offs of fixed assets at two underperforming clubs. In the nine months ended September 30, 2008, we recorded an impairment loss of $839,000 on fixed assets related to the planned closure of a club prior to its lease expiration. The impairment loss is included as a separate line in operating income on the consolidated statement of operations.

Interest Expense
          Interest expense decreased $405,000, or 7.0%, for the three months ended September 30, 2009 compared to the same period in the prior year. This decrease is primarily a result of the lower variable rate of interest on our Term Loan Facility during the three months ended September 30, 2009. For the three months ended September 30, 2009, the average variable interest rate was 2.1% as compared to 4.3% for the three months ended September 30, 2008.
Provision for Corporate Income Taxes
          We have determined our income tax provision for September 30, 2009 on a discrete basis based on the results for the first nine months of 2009. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the nine months ended September 30, 2009.
We recorded a benefit for corporate income taxes of $2.0 million for the three months ended September 30, 2009 compared to a provision of $2.7 million for the three months ended September 30, 2008. The Company’s effective tax rate decreased from 41% in the nine months ended September 30, 2008 to (57.7)% in the nine months ended September 30, 2009. Because of the reduction in pre-tax book income, the expected benefits from our Captive Insurance arrangement are giving rise to a tax benefit and negative effective tax rate.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue was comprised of the following for the periods indicated (in 000’s):

	Nine Months Ended September 30,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$294,465	79.4%	$301,696	78.6%	(2.4)%
Initiation fees	9,622	2.6%	10,393	2.7%	(7.4)%

Membership revenue	304,087	82.0%	312,089	81.3%	(2.6)%
Personal training revenue	43,696	11.7%	47,712	12.4%	(8.4)%
Other ancillary club revenue	19,587	5.3%	19,517	5.1%	0.4%

Ancillary club revenue	63,283	17.0%	67,229	17.5%	(5.9)%
Fees and other revenue	3,700	1.0%	4,504	1.2%	(17.9)%

Total revenue	$371,070	100.0%	$383,822	100.0%	(3.3)%

          Revenue decreased 3.3%, to $371.1 million for the nine months ended September 30, 2009 from $383.8 million for the nine months ended September 30, 2008. This decrease in revenue was driven primarily by a decline in membership revenue and ancillary club revenue. For the nine months ended September 30, 2009, revenues increased $19.4 million as compared to the nine months ended September 30, 2008 at the 22 clubs opened or acquired subsequent to September 30, 2007. For the nine months ended September 30, 2009, revenue decreased 7.4% or $26.5 million at our clubs opened or acquired prior to September 30, 2007 and $5.6 million at the 11 clubs that were closed subsequent to September 30, 2007.
          Comparable club revenue decreased 5.1% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Of this 5.1% decrease, 1.8% was due to a decrease in membership, 1.3% was due to a decrease in price and 2.0% was due to a decrease in ancillary club revenue and fees and other revenue.
          Effective April 1, 2009, we changed the estimated life of our memberships from 30 months to 28 months. The change in estimated membership life is principally due to an unfavorable trend in membership retention rates, and it has the effect of increasing initiation fees revenue recognized in the current period because a shorter amortization period is being applied resulting in a $758,000 increase in initiation fee revenue recognized when compared to the same period in the prior year.
          Fees and other revenue decreased 17.9% in the nine months ended September 30, 2009 compared to the same period in the prior year primarily due to a decrease in marketing revenue from less demand for our in-club advertising programs.

Operating expenses were comprised of the following for the periods indicated (in 000’s):

	Nine Months Ended September 30,
	2009	2008	% Variance
Payroll and related	$146,480	$146,228	0.2%
Club operating	137,499	128,799	6.8%
General and administrative	23,938	25,898	(7.6)%
Depreciation and amortization	42,995	38,788	10.8%
Impairment of fixed assets	4,604	1,981	132.4%

Operating expenses	$355,516	$341,694	4.0%

     Operating expenses for the nine months ended September 30, 2009 were impacted by a 2.6% increase in the total months of club operation from 1,446 to 1,484 and a 9.9% increase in club member usage as well as the following factors:
     Payroll and related. This slight increase was primarily due to the discounting of our new member initiation fees in an effort to drive membership sales. Our payroll costs that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $4.3 million in payroll expense. Adding to this increase was the change in estimated membership life from 30 months to 28 months, effective April 1, 2009, which resulted in an increase in payroll expense of $715,000. Also adding to this was an increase in severance charges of $503,000 principally related to a reduction in force in January 2009.
     These increases were partially offset by a decrease in management incentive bonuses of $888,000 in the nine months ended September 30, 2009. In addition, there was a decrease in ancillary club payroll of $2.7 million directly related to the decrease in ancillary club revenue and a decrease of $2.3 million in club commissions and bonuses related to the decrease in the number of memberships sold.
     Club operating. This change was primarily impacted by the following:
•	Rent and occupancy expenses increased $6.9 million. Rent and occupancy costs increased $4.3 million at clubs that opened after January 1, 2008 and increased $2.3 million at our clubs that opened prior to January 1, 2008. In addition, we recorded early lease termination costs of $811,000 in the nine months ended September 30, 2009, at three clubs that were closed prior to their lease expiration dates. Adding to this was $700,000 of damages recorded in June 2009 granted to a landlord of one of TSI LLC’s former health clubs, resulting from a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club and leasing space in another facility nearby. See Note 9 — Commitments and Contingencies to the consolidated financial statements in this Form 10-Q. Rent and occupancy expenses decreased $1.0 million, before rent penalties, at our clubs that were closed after January 1, 2008.

•	Electric, gas and oil expenses increased $756,000 primarily due to the 13 clubs that opened after January 1, 2008 as well as the new laundry facility in Elmsford, NY.

•	Expenses relating to laundry and towels decreased $630,000 primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.
     General and administrative. This decrease was principally attributable to a $1.3 million decrease in general liability insurance expense. Our claims activity has been decreasing as a percentage of our revenue, causing a decreased loss trend rate. In addition, we reduced our insurance reserves because we have lower claims exposure as a result of a decrease in the number of memberships. The remainder of the expense decrease was due to cost reduction efforts realized within various general and administrative expenses.
     Depreciation and amortization. The increase in depreciation and amortization expenses was principally due to the 13 clubs that opened after January 1, 2008 as well as the new laundry facility and corporate office in Elmsford, NY, which opened in January 2009.
     Impairment of fixed assets. In the nine months ended September 30, 2009, we recorded fixed asset impairment charges totaling $4.6 million, which represented the write-offs of fixed assets at six underperforming clubs. During the nine months ended

September 30, 2008, we recorded an impairment loss of $755,000 on fixed assets of a remote club that did not benefit from being part of a regional cluster and did not sustain profitable membership levels given the competition in its market and $1.2 million related to the planned closures of two clubs prior to their lease expiration dates.
Interest Expense
     Interest expense decreased $2.0 million, or 11.1%, for the nine months ended September 30, 2009 compared to the same period in the prior year. This decrease is a result of the lower variable rate of interest on our Term Loan Facility during the nine months ended September 30, 2009 period. For the nine months ended September 30, 2008, the average variable interest rate was approximately 5.5%, while the average variable interest rate for the nine months ended September 30, 2009 decreased to approximately 2.2%.
Provision for Corporate Income Taxes
     We have determined our income tax provision for the nine months ended September 30, 2009 on a discrete basis. We could not reliably estimate our 2009 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the nine months ended September 30, 2009.
     We recorded a benefit for corporate income taxes of $614,000 for the nine months ended September 30, 2009 compared to a provision of $10.7 million for the nine months ended September 30, 2008. The Company’s effective tax rate decreased from 41% in the nine months ended September 30, 2008 to (57.7)% in the nine months ended September 30, 2009. Because of the reduction in pre-tax book income, the expected benefits from our Captive Insurance arrangement are giving rise to a tax benefit and negative effective tax rate.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2009 was $58.8 million compared to $76.3 million for the nine months ended September 30, 2008. This $17.5 million decrease is primarily related to the decrease in overall earnings.
     In the nine months ended September 30, 2009, deferred revenue decreased $5.0 million, while in the nine months ended September 30, 2008, there was an increase of $1.1 million. This decrease in cash generated by deferred revenue was driven by the movement in deferred personal training and deferred initiation fees. Changes in timing differences related to vendor payments resulted in a decrease in operating cash flow of approximately $3.7 million when comparing the nine months ended September 30, 2009 compared to the same period in the prior year. Cash paid for taxes, net of refunds, decreased $16.4 million.
     On August 1, 2009, the first semi-annual payment of interest on the 11% Senior Discount Notes of $7.6 million was paid at the stated annual rate of 11% of principal. Payments are due semi-annually on February 1 and August 1. As of September 30, 2009 the related accrued amount was $2.5 million compared to $0 as of September 30, 2008. Total cash paid for interest increased $4.6 million for the nine months ended September 30, 2009 compared to the same period in the prior year.
     Investing Activities. Our investing activities consist primarily of construction of new clubs and the purchase of new fitness equipment. In addition, we make capital expenditures to expand and remodel our existing clubs. We finance construction and the purchase of equipment by using cash generated by operations and various borrowing arrangements. Net cash used in investing activities was $39.8 million and $62.1 million for the nine months ended September 30, 2009 and 2008, respectively. For the year ending December 31, 2009, we estimate that we will invest approximately $53.0 million in capital expenditures. This amount includes $16.3 million of growth capital expenditures primarily related to clubs added in 2008 and 2009, $23.4 million to continue to upgrade existing clubs, $8.8 million to enhance our management information systems and $4.5 million for the construction of corporate offices and the completion of our new regional laundry facility in our New York Sports Clubs market. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the Revolving Loan Facility.

     Financing Activities. Net cash used in financing activities increased $8.4 million to $17.5 million for the nine months ended September 30, 2009 from $9.1 million for the same period in the prior year. In the first quarter of 2009, we repurchased 2.1 million shares of common stock at a cost of $5.4 million. In addition, we had net repayments on the Revolving Loan Facility of $10.2 million compared with $9.0 million in the nine months ended September 30, 2008 and proceeds from the exercise of stock options decreased $1.2 million.
     As of September 30, 2009, our total consolidated debt was $327.6 million. This substantial amount of debt could have significant consequences, including:
•	making it more difficult to satisfy our obligations;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	requiring cash flow from operations for the payment of interest on our credit facility and our 11% Senior Discount Notes and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.
     On February 27, 2007, TSI Holdings and TSI LLC entered into the 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of the Term Loan Facility and the Revolving Loan Facility.
     As of September 30, 2009, TSI LLC had $180.4 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of September 30, 2009, TSI LLC had elected the Eurodollar rate option, equal to 2.1% as of September 30, 2009. Interest calculated under the base rate option would have equaled 4.0% as of September 30, 2009, if TSI LLC had elected this option.
     The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter. Total principal payments of $4.6 million have been made as of September 30, 2009.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Senior Credit Facility. TSI LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the 2007 Senior Credit Facility. TSI LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount. As of September 30, 2009, there were $8.8 million of borrowings outstanding at the base interest rate option of 4.5%. There were outstanding letters of credit issued at that date of $14.2 million. The unutilized portion of the Revolving Loan Facility as of September 30, 2009 was $40.7 million. As a result of an amendment to the 2007 Senior Credit Facility on July 15, 2009 (the “Amendment”), the total amount of borrowings under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million. Additionally, the Company incurred an aggregate of approximately $615,000 in fees and expenses related to the Amendment. See Note 3 — Long-Term Debt to the Company’s consolidated financial statements in this Form 10-Q for further details.
     As of September 30, 2009, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2009, we expect we will continue to be in compliance during the remainder of 2009. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of September 30, 2009, the Company’s leverage ratio, as defined under the Amendment, was 2.25:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of September 30, 2009, permitted aggregate borrowing capacity of $63.8 million was not restricted by the covenants.

     We do not have plans to repurchase our debt. The terms of our 2007 Senior Credit Facility significantly restrict our ability to repurchase our 11% Senior Discount Notes or repurchase a portion of the outstanding Term Loan.
     The terms of the indenture governing our 11% Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict, or prohibit, the payment of dividends by us. Our subsidiaries are permitted under the 2007 Senior Credit Facility and the indenture governing our 11% Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt. For further information regarding our 11% Senior Discount Notes and our 2007 Senior Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     As of September 30, 2009, we had an aggregate principal amount of $138.45 million of 11% Senior Discount Notes outstanding.
     As of September 30, 2009, we had $12.0 million of cash and cash equivalents.
     The aggregate long-term debt and operating lease obligations as of September 30, 2009 were as follows:

	Payments Due by Period (in (000’s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt	$327,625	$10,650	$3,700	$313,275	$—
Operating Lease Obligations(1)	833,156	81,347	159,127	143,395	449,287

Total Contractual Cash Obligations	$1,160,781	$91,997	$162,827	$456,670	$449,287

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
     Throughout the nine months ended September 30, 2009, the ongoing U.S. and global economic recession has resulted in additional significant pressures and declines in consumer confidence and economic growth. These economic conditions have led to reduced consumer spending and have contributed to an increase in member cancellations, decreases in new memberships and reductions in revenue from ancillary services and marketing. These economic conditions could continue to adversely affect our industry, business and results of operations.
     These economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which are the source of credit for our borrowing and a source of our liquidity. It is difficult to predict how long the current economic and capital and credit market conditions will continue; however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience further adverse impact, which may be material to our business and therefore our results of operations and liquidity, including our ability to borrow under the Revolving Loan Facility. An affiliate of CIT Group Inc., The CIT Group Equipment Finance Inc., is one of the lenders under the Revolving Credit Facility, having provided a commitment of $4.3 million of the $63.8 million. On October 2, 2009, CIT Group Inc. filed a current report on Form 8-K with the SEC, reporting that it was soliciting bondholders and other holders of CIT debt to approve a prepackaged plan of reorganization. According to CIT, in this process, CIT Bank and CIT’s operating entities would not file for bankruptcy, which would allow CIT to continue to service its customers. It is not certain whether CIT will honor its commitment to make loans under the Revolving Credit Facility or whether another lender under the Revolving Credit Facility might assume CIT’s commitment. Consequently, our ability to borrow under the Revolving Loan Facility may be adversely impacted.
     Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date and the Revolving Loan will mature in 2012. Our 11% Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of our company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms or at all. In that event, our business and financial condition may be materially adversely affected.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $57.1 million at September 30, 2009, as compared with $55.6 million at September 30, 2008. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $38.3 million and $40.3 million at September 30, 2009 and December 31 2008, respectively. Initiation fees received are deferred and amortized over a 28-month period, which represents the estimated membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The Company’s club growth plans have slowed from net club openings of five in 2008 to net club closures of two in 2009. This decrease in number of clubs is expected to result in a decrease in the working capital deficit. In addition, there has been a decrease in both personal training and initiation fees, which has also contributed to decreased deferred revenue. In either case, a significant portion of the deferred revenue does not constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs which are deferred over 28 months. These costs are recorded as a long-term asset and as such, do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
     On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25.0 million of the Company’s common stock through December 31, 2009. The repurchases will be made from time to time in the open market at prevailing market prices, through privately negotiated transactions as conditions permit, or pursuant to a 10b5-1 plan adopted by the Company which permits the Company to repurchase its shares during periods in which the Company may be in possession of material non-public information. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of March 31, 2009, the Company had repurchased a total of 3.9 million shares at a total cost of $10.0 million. There were no repurchases made in the three months ended September 30, 2009 or June 30, 2009.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 — Recent Accounting Changes to the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breached involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Form 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of September 30, 2009 and December 31, 2008, a total of $180.4 million and $181.8 million, respectively, of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or nine months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the three and nine months ended September 30, 2009, our interest expense would have increased by approximately $462,000 and $1.4 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 7 — Long-Term Debt to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.

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
     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about November 2, 2005, the complaint and the lawsuit were stayed upon agreement of the parties pending mediation. On or about November 28, 2006, the plaintiffs gave notice that they wished to lift the stay. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     On September 14, 2009, the staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company has been providing documents and testimony on a voluntary basis in response to an informal inquiry by the staff of the SEC, which primarily relates to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. The Company intends to continue to cooperate fully with the staff of the SEC. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon Solutions Professional Staffing LLC (“Ajilon”) for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI LLC a new sports club enterprise management system known as “GIMS,” including failing to provide copies of the computer source code, related documentation, properly identified requirements documents and other property owned and licensed by TSI LLC. On October 2, 2009, TSI LLC moved for injunctive relief, demanding that Ajilon turn over the materials and work product needed for the project so that TSI LLC can evaluate the status of the project and plan for its completion. On October 15, 2009, the court ruled on the TSI LLC’s motion for injunctive relief and ordered Ajilon to provide certain materials created in connection with the project and reserved judgment on other aspects of TSI LLC’s request. On October 14, 2009, Ajilon brought a counterclaim against TSI LLC for breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million plus other damages. The Company intends to vigorously defend these allegations and claims. To date, the Company has paid Ajilon $9.6 million and has accrued $2.9 million in accrued expenses on the Company’s consolidated balance sheet based on invoices relating to the GIMS project received to date. The Company currently is in the process of assessing the scope of the work on GIMS completed by Ajilon, the amounts as well as the time frame and other resources required to complete GIMS, and the extent, if any, to which work on GIMS may have to be remediated. The Company cannot yet determine the extent of any potential negative effect on its operations if it fails to complete GIMS or if, once completed, GIMS fails to operate as expected.
     In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. See, e.g., Note 9 - Commitments and Contingencies to the consolidated financial statements in this Form 10-Q. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. We believe, however, that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: October 28, 2009	By:	/s/ Dan Gallagher
Dan Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.3	First Amendment to Credit Agreement, dated as of July 15, 2009, among Town Sports International Holdings, Inc., Town Sports International, LLC, as the borrower, the lenders from time to time party to the Credit Agreement, dated as of February 27, 2007, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.