Form 10-K
period 2009-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2010-03-16
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $64.3 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of March 10, 2010, there were 22,610,699 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission (“SEC”). You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of these words or other comparable words. These statements are subject to various risks, and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate club acquisitions, environmental initiatives, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other SEC filings by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

Item 1.	Business

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings”, “Town Sports”, “TSI”, “the Company”, “we”, “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries and references to “TSI, LLC” and “TSI, Inc.” refer to Town Sports International, LLC (formerly known as Town Sports International, Inc.), our wholly-owned operating subsidiary.

General

Based on number of clubs, we are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fifth largest fitness club owner and operator in the United States. As of December 31, 2009, the Company, through its subsidiaries, operated 161 fitness clubs under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). These clubs collectively served approximately 486,000 members, excluding short-term and seasonal memberships, as of December 31, 2009. We owned and operated a total of 109 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2009, including 39 locations in Manhattan where we are the largest fitness club owner and operator (more than twice as many as our nearest competitor). We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2009. In addition, we owned and operated three clubs in Switzerland as of December 31, 2009. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. We target all individuals within each of our regions who aspire to a healthy lifestyle. We believe that the majority of our members have household income levels between $50,000 and $150,000. We believe this is not only the broadest sector of the market, but also provides the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then expanding our market coverage from these urban centers to suburbs and neighboring communities.

We currently offer three types of memberships in our clubs: “Passport”, “Regional Passport” and “Gold”. The Regional Passport Membership was added in the fourth quarter of 2008 and allows a member access to all of our clubs within a single region, while the Passport Membership allows access to all clubs in all four regions. As of December 31, 2009, approximately 40% of our members held a Passport or Regional Passport Membership and 60% of our members held a Gold Membership, which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Gold members may also pay a per visit fee of $7.50 to use non-home clubs during peak hours. Members can elect to commit to a predetermined minimum contract period of one or two years in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis.

Over our 36-year history, we have developed and refined our club formats that allow us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average 40,000 square feet. The aggregate average size of all of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting the quality exercise experience that we strive to make available to our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

Throughout 2009, the ongoing U.S. and global economic recession has resulted in additional significant pressures and declines in consumer confidence and economic growth. These economic conditions have led to reduced consumer spending and have contributed to an increase in member cancellations, a decrease in new memberships and reductions in revenue from ancillary services and marketing. These economic conditions could continue to adversely affect our business and results of operations.

Industry Overview

Total U.S. fitness club industry revenues increased at a compound annual growth rate of 6.8% from $10.6 billion in 1999 to $19.1 billion in 2008, according to the most recent information released by the International Health, Racquet and Sportsclub Association, or IHRSA. Total U.S. fitness club memberships increased at a compound annual growth rate of 4.5% from 30.6 million in 1999 to 45.5 million in 2008, and total number of fitness clubs increased at a compound annual growth rate of 7.7% from 15,372 in 1999 to 30,022 in 2008, according to IHRSA. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased from 12.9% in 1999 to 16.0% in 2008 according to IHRSA.

In 2008, health club members attended clubs an average of 101 days, with 40% visiting their clubs at least 100 times during the year, according to IHRSA. During the economic recession of the last two years, attendance at health clubs has increased nearly 7%.

Obesity continues to be a growing problem in the United States. The Center for Disease Control and Prevention found that 68% of U.S. adults were considered overweight or obese in 2007-2008, an increase from 64.5% in 1999-2000. As healthcare costs rise in the United States, some of the focus in combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs.

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness.

As the focus on exercise and overall healthy lifestyles continue to fuel the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.  Based on number of clubs, we are the fifth largest fitness club owner and operator in the United States and the second largest fitness club owner and operator in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York and Boston regions, the second largest owner and operator in the Washington, D.C. region and the fifth largest owner and operator in the Philadelphia region. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy provides significant benefits to members.  By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. Approximately 40% of our members have a Regional Passport or Passport Membership, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than Gold Memberships. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2009, 36% of all club usage was by members visiting clubs other than their home clubs.

Regional clustering strategy designed to enhance revenues and achieve economies of scale.  We believe our regional clustering strategy allows us to enhance revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis. Regional clustering is attractive to corporations seeking to promote a healthy lifestyle by providing discounted group memberships to their employees. We also partner with many groups that serve our communities, including the New York City Police and Fire Departments in our New York Sports Clubs region, the Southeastern Pennsylvania Transportation Authority (SEPTA) in our Philadelphia Sports Clubs region, and the District of Columbia Government, including all city agencies in our Washington Sports Clubs region. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to compete effectively with us. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses and reduces our capital spending needs. Regional clustering also provides the opportunity for members who relocate within a region to remain members of our clubs, thus aiding in member retention.

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

Focus on the member experience through innovative programs and initiatives.  We offer various innovative fitness programming, creating diverse ways for our members to reach their fitness goals, such as:

•	Catwalk Confidence: NYSC’s Dr. Emily Splichal created this exclusive class that focuses on body alignment, core strengthening, and stabilization techniques to help women walk confidently by building proper posture and balance;

•	Pilates Together: Originally launched in BSC with the help of a Boston Celtics star’s wife, Shannon Allen, to provide an opportunity for women to bond with their new baby, while reclaiming their pre-pregnancy energy and fitness through postnatal Pilates with their infants providing additional resistance;

•	NY Jets Flight Crew: Partnered with the New York Jets Cheerleaders (“NY Jets Flight Crew”) to offer exclusive newly created cardio dance classes led by members of the NY Jets Flight Crew and;

•	Black Diamond Workout: Fifty-minute high intensity snow sports conditioning class designed to prepare skiers for the slopes through leg and core strengthening, balance and agility training.

Business Strategy

In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:

Retain members through our focus on the member experience.  Our company’s mission is “Improving Lives Through Exercise.” We enact our mission through our “Engage and Inspire” operational excellence platform which is designed to inspire members to embrace regular exercise and achieve their fitness goals by securing their loyalty through customer service and providing state-of-the-art facilities, programs and services. We tailor the hours of each club to the needs of the specific member demographic utilizing each club; offer a variety of ancillary services, including personal training, group classes, small group training, Sports Clubs for Kids programs, and the XpressLine program (a supervised, high-intensity, efficient workout program). We offer a variety of different sports facilities in each regional cluster of clubs; offer modern, varied and well-maintained exercise and fitness equipment; and offer an assortment of additional amenities including access to babysitting, sports massage and pro shops. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; and continually increasing our attention to individual member needs, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership.

Drive comparable club revenue and profitability growth by implementing our business strategy.  Our near-term financial performance will depend largely on the growth of revenue at clubs that we have operated for more than 12 months. We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as compared to the same period in the prior year. Historically, comparable club revenue growth has been a contributing factor in our revenue growth, with comparable club revenue growth for each of the four years from 2005 to 2008, ranging between 2.2% to 7.9%. However, in part as a result of the ongoing economic recession and the impact on consumer spending, we experienced higher member attrition and lower average revenue per member in 2009. As a result, for the year ended December 31, 2009, our comparable club revenue declined 5.6% compared to growth of 2.2% for the year ended December 31, 2008. We experienced a comparable club revenue decrease of 7.1% in the fourth quarter of 2009, and we expect comparable club revenue to continue to be negative throughout 2010, however at lesser levels. Comparable club revenue growth is dependent in part upon the success of our strategic initiatives, including our “Engage and Inspire” operating initiative and our focus on ancillary revenues. Our “Engage and Inspire” initiative is expected to continue to enhance the member experience and therefore increase member loyalty, new member referrals and retention. Improved ancillary services will both enhance the member experience and provide us with a means for increasing comparable club revenues without a similar increase in fixed costs. Despite current challenges, we continue to emphasize operational excellence and invest in the training programs which differentiate our brand exhibiting expertise in fitness, group exercise and small group training. By making sustainable improvements to our membership experience, we expect to return to positive comparable revenue growth as we begin to benefit from our initiatives.

Provide state-of-the-art fitness equipment and services.  To help members develop and maintain a healthy lifestyle, train for athletic events or lose weight, each of our clubs has a large array of cardiovascular machines and resistance training equipment and free weights. Exercise equipment is arranged to allow for easy movement from machine to machine, facilitating a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, which allows members to conveniently customize their exercise programs and reduce downtime during their workouts. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment and have plans to expand the features of these screens in 2010. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We offer a large variety of group fitness classes at each club and these classes generally are at no additional cost to our members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes.

Grow ancillary and other non-membership revenues.  We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $66.8 million, or 17.2% of revenues for the year ended December 31, 2005, to $86.2 million, or 17.8% of revenues for the year ended December 31, 2009. We intend to continue to enhance and expand the current range of programs and quality of value-added services that we offer to our members, such as personal and small group training. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Realize benefits from maturation of recently opened clubs.  From January 1, 2008 to December 31, 2009, we opened 13 clubs. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of this group of 13 clubs will improve as the clubs reach maturity.

Marketing

Our marketing strategy primarily focuses on growing our membership base, increasing profitability on a per customer basis and building and sustaining brand equity. In pursuit of these objectives, we have the combined advantages, relative to many of our competitors, of existing high levels of brand awareness and preference, leading market positions and the ability to derive economies of scale from a regional multi-club platform and a centralized marketing function. We are organized to enable close collaboration between our marketing, sales, fitness and operations staff, all under the direction of our Chief Operating Officer. This helps align efforts around operational objectives and new product development while ensuring a primary focus on the member experience.

Brand awareness and preference is aided by a number of factors, including the visibility of multiple retail locations and associated signage across each region, a membership base of 486,000 as of December 31, 2009, who generate word-of-mouth and referrals, a 36-year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.

Our regional concentration and clustering strategy creates economies of scale in our marketing and advertising investments which increase their overall efficiency and effectiveness. Clustering enables broader reach and higher frequency for regional advertising campaigns that typically include a mix of traditional media including radio, newspapers, magazines, out-of-home (especially transit-based) and some television and geo-targeted and behaviorally targeted digital media, such as paid search, email blasts, online banners and video, as well as other emerging new media vehicles. These broader market efforts are bolstered by local marketing plans and tactics, which include direct mail, local sponsorships and co-promotions, community relations and outreach and street-level lead generation activities. Optimization of marketing mix through measurement and modeling of the effectiveness of various media investments and formats continues to be a priority.

We are positioned in the upper-value segment of the health club market and our advertising and marketing communications support and reinforce our position by consistently conveying high quality, market-leading convenience and a relevant and differentiated product offering. In contrast to most health club advertising, we generally forego depicting images of hard bodies, facilities and gym equipment. Instead, we favor messaging focused on linking the current promotional offering to a relevant message supporting the widely accepted and numerous benefits of exercise. We believe this approach is easily communicated and understood and makes our product more approachable for all consumers regardless of their health club experience.

Promotional marketing campaigns will typically feature opportunities to participate in a variety of value-added services such as personal training, small group training and youth centered sports activities. We also may offer reduced joining fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs and other types of member appreciation, acquisition activities and internal promotions to enhance loyalty and to encourage more members to take advantage of our ancillary services.

We also engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities. We have created custom programming garnering media interest, such as Pilates Together and Catwalk Confidence, among others. We have been featured in national broadcast television shows, such as Regis and Kelly, Good Morning America, Entertainment Tonight, and the CBS Early Show; major newspapers, such as New York Times, Washington Post, Boston Globe, and the Wall Street Journal; and seen in magazines, such as: Fitness, Self and Shape. Additionally, in 2009, we were named “Best Gym for People on the Go” as part of Improper Bostonian magazine’s “Boston’s Best” issue and “Best Health Club” by the Washington Post Express.

In addition, we participate in and sponsor events in each of our regions. We are a five-time sponsor of the JPMorgan Chase Corporate Challenge Series running event in both the New York and Boston metropolitan regions. In 2009, this popular annual event attracted nearly 40,000 participants in New York and 14,000 in Boston. Boston Sports Clubs is also a two-time sponsor of the Tufts 10K for Women, an event that attracted 7,400 competitors in 2009. New York Sports Clubs’ sponsorship of the annual TD Bank Five Boro Bike Tour helped to turn out a TSI team of nearly 650 members and employees — all riding in logo jerseys — who completed the 42-mile ride along with 37,000 other cyclists.

Our association with professional sports teams also enhances our brands and their status in the communities in which we operate. Boston Sports Clubs is the official health club of the Boston Red Sox and Washington Sports Clubs has the same designation with the Washington Nationals baseball team, as well as an association with the Washington Redskins Cheerleaders. The baseball sponsorships include interactive in-stadium promotions which energize the fans during home games. Additionally, New York Sports Clubs is the official health club of the NY Jets Flight Crew. This sponsorship includes programming in our clubs with appearances by the Flight Crew, as well as, signage in Giants stadium.

Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Developed in 2009 and launched in early January 2010, we partnered with the City of New York and the Fire Department of New York (FDNY) to develop and deliver easier access to cardiopulmonary resuscitation (“CPR”) training. Called “CPR to Go”, the graduates of this 40 minute class headed by FDNY EMS trainers, will become certified and therefore will be able to assist in providing CPR. Our club management teams and staff are also encouraged to organize and engage in charitable activities. Some recent events benefited organizations such as the Michael J Fox Foundation for Parkinson’s, Tower of Hope, Family Research Foundation, Muscular Dystrophy Association, American Cancer Society, the Muscular Dystrophy Association, Susan G. Komen Race for the Cure, Avon Walk for Breast Cancer, NYCares, Toys for Tots, as well as many smaller local and specific charities including Augie’s Quest, a fund raising effort named after a health and fitness club pioneer stricken with Amyotrophic Lateral Sclerosis commonly referred to as Lou Gehrig’s Disease.

In 2009, we revamped our principal web site, www.mysportsclubs.com. We improved the site to facilitate its navigation, functionality and usability and to enhance the member experience. The site provides information about club locations, program offerings, exercise class schedules and sales promotions. The web site also allows our members to give us direct feedback about our service levels and enables prospective members to sign-up for a paid two-week trial membership in our clubs. Prospective members can also initiate their membership enrollment process using our web site. In addition, job seekers can begin the employment application process through the site and investors can access financial information and resources. Similar enhancements were made to our ancillary business sites, such as Sports Clubs for Kids and there are plans to improve access to personal training information on our web site. Additionally, we are planning for the addition of community functions such as social networks, polling features and discussion boards.

Sales

We sell our memberships through three channels; at the club level, through our corporate and group sales division or online through our web site. We employ approximately 360 “in-club” membership consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has between two and four consultants. These consultants report directly to the club general manager, who in turn reports to a district manager. We provide additional incentive-based compensation in the form of commissions and bonuses, contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete a two-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants attempt to match the needs to each prospective member by emphasizing all the aspects of our clubs’ selection of equipment, classes and multi-recreational offerings, if available, and the quality of our staff.

In mid-December 2008, we launched the selling of individual memberships online for our standard membership types. This sales channel links directly to our principal web site and an existing web site, which is tailored to selling memberships for pre-established corporate and group programs. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Members who joined online accounted for approximately 4.4% of memberships sold in 2009.

Our corporate and group sales division consists of approximately 20 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and large groups. Corporate and group members accounted for approximately 13% of our total membership base as of December 31, 2009. We offer numerous programs to meet our corporate and group clients’ needs including an online enrollment program as well as a fully operational call center for enrollment. We believe this focus on relationship building, providing the corporate customer with options for enrollment and our clustering strategy will continue to lead to new group participation in the future. Corporate and group sales are typically sold at a discount to our standard rates. Corporations frequently subsidize the costs of memberships provided to their employees.

In 2010, we will emphasize new products and enhanced purchasing flexibility for our corporate and group partners and new types of membership packages, such as the senior and couples memberships added in the second half of 2009.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2009, our existing members were enrolled under three principal types of memberships:

•	The Passport Membership is our higher priced membership and entitles members to use any of our clubs in any region at any time. The current list price of a commit Passport Membership is $96 per month, excluding corporate and group members. A majority of our corporate and group memberships are sold as Passport Memberships and averaged approximately $65 per month for memberships sold in the year ended December 31, 2009. This membership, including our corporate and group members, was held by approximately 30.6% of our members as of December 31, 2009. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, at prices ranging from $105 to $116 per month.

•	The Regional Passport Membership is our mid-priced membership and entitles members to use any of our clubs within one of our four regions at any time. The current list price of a commit Regional Passport Membership ranges from $72 to $86 per month, based on the market area of enrollment. We began selling the Regional Passport Membership in the fourth quarter of 2008 and it was held by approximately 9.4% of our members as of December 31, 2009.

•	The Gold Membership enables members to use a specific club at any time and any of our clubs during off-peak times. The current list price of a commit Gold Membership ranges from $39 to $79 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract. Gold members can also elect to pay a per visit fee of $7.50 to use non-home clubs during peak hours. This membership was held by approximately 60.0% of our members as of December 31, 2009.

We have also developed special membership packages for key segments of our consumer and member base. Examples of such specialized memberships are those designed for senior citizens, TSI alumni, students or couples memberships. We periodically emphasize these specialized membership packages in accordance with our marketing and sales strategic plan.

By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs in a specific geographic area through the Regional Passport Membership or access to our clubs in all geographic regions through a Passport Membership. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. Approximately 40% of our members have the Regional Passport or Passport Membership and because these memberships offer broader privileges and greater convenience, they typically generate higher monthly dues than single club memberships. Regional clustering also allows us to provide special facilities within a local area, such as swimming, basketball, children’s programs, tennis and squash, without offering them at every location. In the year ended December 31, 2009, 36% of all club usage was by members visiting clubs other than their home clubs.

We offer both “month-to-month” and “commit” membership payment plans. Month-to-month memberships may be cancelled by our members at any time with 30 days notice. Under the commit model, new members commit to a one- or two-year membership. These memberships are priced at a moderate discount to the month-to-month membership. In 2009, 85% of our newly enrolled members opted for a commit membership, down from 97% in 2008. We decreased the price gap between the commit membership and the month-to- month membership in 2009 as we saw the month-to-month membership gain popularity due to its flexibility in a time of decreased consumer confidence. As of December 31, 2009, approximately 14% of our members had originated under a month-to-month non-commit membership and 86% had originated under a commit membership. When a members’ commit period is over, they retain their membership as a month-to-month member until they choose to cancel. As of December 31, 2009, approximately 67% of our total members were on a month-to-month basis. We believe members prefer to have the flexibility to choose between committing for one or two years or to join under the month-to-month non-commit membership.

In joining a club, a new member signs a membership agreement that typically obligates the member to pay a one-time joining fee, if applicable, and monthly dues on an ongoing basis. Monthly electronic funds transfer, or EFT, of individual membership dues on a per-member basis including the effect of promotions and memberships with reduced dues averaged approximately $64 and $66 per month for the years ended December 31, 2009 and 2008, respectively. Throughout 2009, we ran various sales promotions for new members to receive free months of membership and sold discounted membership types, including our couples and friends and family memberships. In July and August 2009 we also decreased dues for our gold memberships approximately five to ten dollars per month at a select 24 clubs. As a result, per-member average dues decreased in 2009. Joining fees collected for new EFT members averaged approximately $20 per member for the year ended December 31, 2009 compared to $45 per member for the year ended December 31, 2008. In the third quarter of 2008, we combined the one-time processing and initiation fees. We promoted new memberships by discounting these fees in 2008 and further discounting these fees in 2009. We collect approximately 96.0% of all monthly membership dues through EFT and EFT membership revenue constituted approximately 76.0% of consolidated revenue for the year ended December 31, 2009. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department. We typically increase our existing member dues annually by between 1% and 3% on average, in line with increases in the cost of living. Due to the ongoing economic recession and the impact on consumer spending, in 2009 the total membership dues increase was applied to less than 10.0% of our membership base resulting in an overall dues increase of less than 1%.

Usage

Our suburban clubs are generally open 5:00 AM to 10:00 PM on weekdays and 7:00 AM to 8:00 PM on weekends while our urban clubs are generally open 5:00 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. Where member demand is high, certain clubs are open 24 hours. We generally consider our peak usage times to be between 6:00 AM and 8:30 AM and 4:00 PM and 8:30 PM on weekdays. Our hours of business are based on usage patterns at each individual club. Our total club usage was 30.3 million and 28.0 million member visits for the years ended December 31, 2009 and 2008, respectively representing an 8.2% increase in total club usage year over year. Usage per member has increased approximately 9.5% in the year ended December 31, 2009 compared to 2008. In the year-ended December 31, 2009, approximately 36% of total usage or club visits was to members’ non-home clubs.

Non-Membership Revenue

Over the past five years, we have expanded the level of ancillary club services provided to our members. Non-membership club revenue has increased by 29.0% from 2005 to 2009 and has increased as a percentage of total revenue from 17.2% in 2005 to 17.8% in 2009, reaching as high as 18.2% in both years ended December 31, 2007 and 2008. Personal training revenue in particular has increased 34.8% over this five year period and increased as a percentage of total revenue from 10.9% in 2005 to 11.7% in 2009. In addition, we offer Sports Clubs for Kids and Small Group Training (both additional fee for service programs) at select clubs. Consumer confidence and consumer spending deteriorated in the second half of 2008 and throughout 2009 resulting in a non-membership revenue decrease in these periods.

The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2005 through 2009.

	For the Years Ended December 31, (in $000s)
	2009	%	2008	%	2007	%	2006	%	2005	%

Total revenue	$485,392	100.0%	$506,709	100.0%	$472,915	100.0%	$433,080	100.0%	$388,556	100.0%
Non-Membership Revenue:
Personal training revenue	56,971	11.7%	61,752	12.2%	56,106	11.9%	49,511	11.4%	42,277	10.9%
Other ancillary club revenue	24,589	5.1%	24,329	4.8%	24,247	5.1%	22,863	5.3%	20,139	5.2%
Fees and Other revenue	4,661	1.0%	6,031	1.2%	5,616	1.2%	4,942	1.2%	4,413	1.1%

Total non-membership revenue	$86,221	17.8%	$92,112	18.2%	$85,969	18.2%	$77,316	17.9%	$66,829	17.2%

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

Approximately 69% of the clubs we operate are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 25,000 square feet to 65,000 square feet, with one club being 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity.

We have experienced overall growth over the past five years primarily through developing and opening new club locations that we have constructed, despite the reduction in club openings in 2009. In addition, we have acquired existing, privately owned single and multi-club businesses. From January 1, 2005 to December 31, 2009, we acquired four existing clubs, constructed 42 new clubs and closed or relocated 22 clubs to increase our total clubs under operation from 137 to 161. For the year ended December 31, 2009, we opened four new clubs and closed or relocated nine clubs, decreasing our total clubs under operation from 166 to 161, enabling us to improve the quality and brand strength of the overall portfolio. The clubs we closed were those that were operating at a net loss and collectively had little or no operating cash flow. The average remaining lease term of the nine clubs when closed was 2.3 years and three of the clubs had less than one year remaining. In 2010, we plan to upgrade certain of our existing clubs. We have signed leases for two clubs that we plan to open in 2011.

We engage in detailed site analyses and selection processes based, in part, upon information provided by our development software, to identify potential target areas for additional clubs. Target areas are identified based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. We currently have two lease commitments and have identified over 170 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate.

Our facilities include a mix of state-of-the-art cardiovascular equipment, including AMT ellipticals, E Spinners & Arc Trainers along with bikes, steppers, treadmills and elliptical motion machines; free weight and strength equipment, including Cybex, Nautilus, Techno Gym, Strive, Precor, Star Trac and Hammer Strength equipment; group exercise and cycling studios; the entertainment system network; locker rooms, including shower facilities, towel service and other amenities, such as saunas, babysitting, and a pro-shop. Each of our clubs is equipped with automated external defibrillators (AEDs) for use in cardiac arrest emergencies. Personal training services are offered at all locations for an additional charge. At certain locations, additional facilities are also offered, including swimming pools and racquet and basketball courts. Also, we have fee-based programming at many of our clubs, including Small Group Training, children’s programs, and other programs targeting adult members.

We also offer our Xpressline strength workout at all of our clubs. Xpressline is an eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels. This service is provided for free to our members.

We have over 8,400 personal entertainment units installed in our clubs. The units are typically mounted on or near individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout. The entertainment system network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

In the near future we intend to expand the features of the personal viewing screens at select clubs with a new entertainment system network. These additional features include on demand television and music, iPod/iPhone compatibility and a club information channel. We are planning to begin the roll-out of this system in our Manhattan clubs in 2010.

Club Services and Operations

Our clubs are structured to provide an enhanced member experience through effective execution of our operating plan. Our club and support team members are the key to delivering a valued member experience and our operations are organized to maximize their overall effectiveness. Our club operations include:

Management.  We believe that our success is largely dependent on the selection and development of our team members. Our management structure is designed to strike the right balance between consistent execution of operational excellence and nurturing a leader’s capacity for entrepreneurial decision making. Our learning and development system allows for all club positions to receive training on the key elements of their role as well as development training for growth. We believe a critical component to our growth is our ability to leverage internally developed management talent.

Our business is divided into regional operating lines with each reporting to a regional vice president. Reporting to the regional vice presidents are regionally based functional support teams as well as district managers who are responsible for executing the Company’s operating plan within a group of clubs. Reporting to the district managers are the individual club general managers who are responsible for the day-to-day management of each club. At each level of responsibility, compensation is structured to incent driving the member experience and profitability.

Functional Support.  Functional teams provide technical expertise and support designed to drive the member experience and revenue growth in specific areas of our clubs’ services, including sales and marketing, fitness and ancillary programming, learning and development as well as facility management and member service.

Regional marketing provides locally relevant expertise to support the region in building brand awareness and driving membership sales. Team members work closely with regional leadership and local club management to build and consistently execute sales, brand awareness and community outreach programming across each region.

Driving excellence in fitness and ancillary programming is critical to our success. All of our fitness clubs offer one-on-one personal training, which is sold in single session and multi-session packages. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members and a significant source of incremental revenue for us. Our personal trainers are grouped by professional certification and advanced specialty education. A trainer’s compensation is based on their professional designation and the number of training sessions they perform. We believe that members who participate in personal training programs typically have a longer membership life.

Our commitment to providing a quality exercise experience to our members extends beyond just personal training and includes group exercise programming. Our instructors teach a variety of classes including: aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes. Instructors report through local club management and are further supported by regional directors responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide small group training offerings to our members, which are fee-based programs that have smaller groups and provide more focused and typically more advanced classes. Some examples of these offerings include Pilates, boxing camps and cycling camps.

In addition to group exercise, we also offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2009, Sports Clubs for Kids was being offered in 31 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance and birthday parties. It also can include sports performance-based programming such as our Ignite Program, which specializes in training young athletes ages eight to 17 years of age to improve their athletic skills and increase their speed, agility and strength and non-competitive “learn-to-play” sports programs.

Functional and leadership skill development plays a critical role in enabling our success. Team member development occurs at both the club level and in the classroom. Managers play a vital role in the development of their teams and partner closely with our learning and development team to advance team member skill for future growth. Our learning programs are consistently designed and focused on building strong functional and leadership skills across the organization. This also includes specialized fitness and group exercise training curriculum.

Our facilities and equipment management teams are dedicated to ensuring our clubs and fitness equipment are operating at the highest standard of performance for our members. Local teams are deployed to provide on-site support to clubs as needed.

Our club support and member services groups act as a coordinating point for all departments, supporting excellence in program execution and ensuring consistency of policies and procedures across the entire organization that support the member experience.

Employee Compensation and Benefits

We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, district managers and general managers can achieve bonuses tied to financial and member retention targets. We offer our employees various benefits including health, dental and disability insurance; pre-tax healthcare, commuting and dependent care accounts; and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher-quality workout experience for those members who utilize such services.

Centralized Information Systems

We use an integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-

added services and demographic profiles by member, which enables us to develop targeted direct marketing programs and to modify our broadcast and print advertising to improve consumer response. This system also assists us in evaluating staffing needs and program offerings. In addition, we rely on certain data gathered through our information systems to assist in the identification of new markets for clubs and site selection within those markets.

Information System Developments

We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to best support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems and to optimize their performance.

We currently utilize a club management system that incorporates functionality for member services, contract management, electronic billing, point of sale, scheduling personal training resources and reservations. This club management system extends support for new business functionalities and new club models and integrates with other applications. We have an application utilizing business intelligence tools and data warehousing capabilities enabling enhanced managerial and analytical reporting of sales and operations.

In 2008, we entered into an agreement with Ajilon Solutions, a division of Ajilon Professional Staffing LLC (“Ajilon”), to develop a new enterprise management system for us, which we refer to as our Global Management System (“GIMS”). We expected to begin to deploy GIMS in 2009. In September 2009, we commenced litigation against Ajilon alleging, among other things, breach of contract. See Item 3 — Legal Proceedings. Based on the status of the litigation and a partial assessment of the project, we determined that it was not probable that the Company would continue to develop the system along the lines that we originally anticipated. As a result, the Company has recognized an impairment charge of $10.2 million as of December 31, 2009. We expect to use our existing enterprise management enterprise system for a period of one to two years while we explore other options.

In 2007, we implemented a human resources management system and merged it with an existing timekeeping system which was integrated with payroll and relevant financial applications for comprehensive automation of compensation processing and management for all employees. This system has the capability of expanding our talent management, recruiting and performance management processes and will be leveraged as we align it with our new learning and development strategy to train our club team members. The human resources management system allows us to effectively and efficiently serve our team members by providing meaningful information to support their individual growth and development.

Our web site utilizes new architectures that allow for flexibility in product offerings, online corporate and group sales, promotion and contest presentations, member self-service, surveying and enhanced member options. The internet capabilities were recently expanded to include more member-focused features. In 2008, we launched additional web capabilities for selling our suite of memberships for all clubs. We have built an intranet to provide a portal for the various browser-based applications that we utilize internally. Our intranet features support corporate communications, human resources programs and training. In 2009, we launched a re-design of our web site, making it easier for our members to navigate through the features.

We continuously implement infrastructure changes to accommodate growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture, including disaster recovery. The disaster recovery facility utilizes replication tools to provide fail-over capabilities for supporting our critical club operations and company communications. Since 2007, we have used advanced tools for enhanced management and monitoring of our infrastructure for compliance and improved security.

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

Competition

The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 26,830 in 2004 to 30,022 in 2008, based on the most recent information available. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.

We consider the following groups to be our primary competitors in the health and fitness industry:

•	commercial, multi-recreational and fitness-only chains, including Equinox Holdings, Inc., Lifetime Fitness, Inc., Crunch, New York Health and Racquet, LA Fitness International LLC, 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Gold’s Gym International, Inc., Retro Fitness, Snap Fitness and Planet Fitness;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs and studios;

•	racquet, tennis and other athletic clubs;

•	amenity gyms in apartments and condominiums;

•	weight-reducing salons;

•	country clubs; and

•	the home-use fitness equipment industry.

The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.

We consider our service offerings to be in the mid-range of the value/service proposition and designed to appeal to a large portion of the population who utilize fitness facilities. The number of competitor clubs that offer lower pricing and a lower level of service has been growing in our markets recently. These clubs have and may continue to attract members away from both our fitness-only clubs and our multi-recreational clubs, particularly in this recessionary consumer environment.

We also face competition from club operators offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban formats.

Competitive Position Measured by Number of Clubs

	Number of
Market	Clubs	Position

Boston metropolitan	25	Leading owner and operator
New York metropolitan	109	Leading owner and operator
Philadelphia metropolitan	6	# 5 owner and operator, tied for #1 in urban center
Washington, D.C. metropolitan	18	# 2 owner and operator, leader in urban center
Switzerland	3	Local owner and operator only

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

We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are barriers to entry in our metropolitan areas, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one, or a series of, acquisitions. These barriers of entry are significant in our four metropolitan regions, however they not as challenging in our surrounding suburban locations.

Government Regulation

Our operations and business practices are subject to Federal, state and local government regulation in the various jurisdictions in which our clubs are located, including (1) general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships and (2) state and local health regulations.

Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business and other states into which we may expand in the future have adopted or may adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing or in certain circumstances, such as for medical reasons or relocation to a certain distance from the nearest club, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may establish maximum prices for membership contracts and limitations on the term of contracts. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions, but in each instance, the canceling member is entitled to a refund of unused prepaid amounts. Most recently, several states have proposed legislation that would prohibit the automatic rollover of membership once a member’s commitment period expires. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

The tax treatment of membership dues varies by state. In recent years, some states in which we operate have passed legislation to require sales tax to be collected on membership dues and/or personal training sessions. These taxes have the effect of increasing the payments by our members, which could impede our ability to attract new members or induce members to cancel their membership.

Changes in any statutes, rules or regulations could have a material adverse effect on our financial condition and results of operations.

Employees

At December 31, 2009, we had approximately 8,500 employees, of whom approximately 2,100 were employed full-time. Approximately 375 of those employees were corporate and other club support personnel. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

We make available through our web site at www.mysportsclubs.com in the “Investor Relations — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Occasionally, we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “E-mail Alerts” section at http://investor.mysportsclubs.com/.

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

The performance of our clubs is dependent on our ability to attract and retain members and we may not be successful in these efforts. Most of our members can cancel their club membership at any time under certain circumstances. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions.

Current negative economic conditions, including increased unemployment levels, have resulted in significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could further lead to reduced consumer spending in the foreseeable future. In the current depressed economic and consumer environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our services and products and such decline in demand may continue as the current recessionary period continues and disposable income declines. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. The current downturn and uncertain outlook in the global economy may materially adversely affect our business and our revenues and profits. As a result of these factors, membership levels might not be adequate to maintain our operations at current levels or permit the expansion of our operations.

In addition, to the extent our corporate clients are adversely affected by negative economic conditions, they may decide, as part of expense reduction strategies, to curtail or cancel club membership benefits provided to their respective employees. Any reductions in corporate memberships may lead to membership cancellations as we can not assure that employees of corporate customers will choose to continue their memberships without employer subsidies. A decline in membership levels may have a material adverse effect on our business, financial condition, results of operations or cash flows. We ended 2009 with 24,000 fewer members compared to the end of 2008, a decline that we attribute, in large part, to negative economic conditions during the year.

Low consumer confidence levels and decreased spending could negatively impact our financial position and result in further club closures and fixed asset and goodwill impairments.

In the years ended December 31, 2009 and 2008, we closed nine and four clubs, respectively, and recognized $6.7 million and $3.9 million of fixed asset impairments, respectively. In addition, in the year ended December 31, 2008, we recorded goodwill impairment charges of $17.6 million related to our Boston Sports Clubs region. Some of these closures and impairments were due, in large part, to the current economic and consumer environment. If the economic and consumer environment were to continue to deteriorate or if we are unable to improve the overall competitive position of our clubs, our operating performance may continue to decline and we may need to recognize additional impairments of our long-lived assets and goodwill and may be compelled to close additional clubs. In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed clubs from our other clubs.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2009, we operated 109 fitness clubs in the New York metropolitan market, 25 fitness clubs in the Boston market, 18 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition, cash flows or results of operations in the future.

The level of competition in the fitness club industry could negatively impact our revenue growth and profitability.

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

The number of competitor clubs that offer lower pricing and a lower level of service have been growing in our markets recently. These clubs have and may continue to attract members away from both our fitness-only clubs and our multi-recreational clubs, particularly in this recessionary consumer environment.

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

Our trademarks and trade names may be infringed, misappropriated or challenged by others.

We believe our brand names and related intellectual property are important to our continued success. We seek to protect our trademarks, trade names and other intellectual property by exercising our rights under applicable trademark and copyright laws. If we were to fail to successfully protect our intellectual property rights for any reason, it could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline and make it more difficult to attract new members.

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

We have opened a total of 13 new club locations in the 24-month period ended December 31, 2009. Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months (“mature club”). These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations.

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

Federal and state law requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures and protocol, including credit card industry compliance procedures, to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches and breaches of our customers’ privacy may occur, which could harm our business. For example, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to develop our business and enhance our financial performance.

We are dependent on the continued services of our senior management team, particularly Alexander A. Alimanestianu, Chief Executive Officer; Daniel G. Gallagher, Chief Financial Officer; and Martin Annese, Chief Operating Officer. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

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

Disruptions and failures involving our information systems could cause customer dissatisfaction and adversely affect our billing and other administrative functions and development of new systems have been and could continue to be costly and has, and in the future may, divert management resources.

The continuing and uninterrupted performance of our information systems is critical to our success. Our members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services to them. Disruptions or failures that affect our billing and other administrative functions could have an adverse affect on our operating results.

We use a fully-integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. Correcting any disruptions or failures that affected our proprietary system could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system. We believe that, without investing in enhancements, this system is approaching the end of its life cycle. Any failure of our current system could cause us to lose members and adversely affect our business and results of operations.

In 2008, we entered into an agreement with Ajilon, to develop for us a new enterprise management system, GIMS. We expected to begin to deploy GIMS in 2009. In September 2009, we commenced litigation against Ajilon alleging, among other things, breach of contract. See Item 3 - Legal Proceedings. Based on the status of the litigation and a partial assessment of the project, we determined that it was not probable that the Company would continue to develop the system along the lines that we originally anticipated. As a result, the Company has recognized an impairment charge of $10.2 million as of December 31, 2009. We expect to use our existing enterprise management enterprise system for a period of one to two years while we explore other options.

Changes to any of our software implementation strategies could result in further impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs.

We have implemented numerous infrastructure changes to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. Our disaster recovery facility utilizes replication tools to provide fail over capabilities for supporting our club operations and company communications. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage either our primary or back-up systems. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose members, damage our reputation, and adversely affect our business and results of operations.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue increases and our operating margins.

We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We opened four clubs in 2009. In addition, we currently have two clubs for which we have signed lease commitments in existing markets. With respect to existing markets, it has been our experience that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

Another result of opening new clubs is that our club operating margins may be lower than they have been historically while the clubs build a membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly — opened clubs to affect our club operating margins at these new clubs.

Our growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Over the past five years, we have experienced growth in our business activities and operations, including an increase in the number of our clubs. Future expansion will place increased demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to improve management information systems and our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.

Our cash and cash equivalents are concentrated in one bank.

Our cash and cash equivalents are held, primarily, in a single commercial bank. These deposits are not collateralized. In the event the bank becomes insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the bank. Cash and cash equivalents held in a single commercial bank as of December 31, 2009 were $6.9 million. During any month, this amount may be as high as $30.0 million.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the development of additional sites for new clubs and the construction of our clubs. If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to execute our current growth plans, take advantage of future opportunities or respond to competitive pressures. Any inability to raise additional capital when required could have an adverse effect on our business plans and operating results.

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

We may be required to remit unclaimed property to states for unused, expired personal training sessions.

We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase. Recently, the State of New York has informed us that it is currently considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. We currently have between $10.0 million and $15.0 million of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any state, including the State of New York. However, in the event that a state, including the State of New York, does not agree with our position, we ultimately may be forced to remit all or a portion of these amounts to such state. In that event, our financial condition may be materially adversely affected.

Risks Related to Our Leverage and Our Indebtedness

We may be negatively affected by the economic crisis in the United States and key international markets.

We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. If our current resources do not satisfy our liquidity requirements, we may have to seek additional financing. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents and borrowings under our $248.8 million senior secured credit facility (the “2007 Senior Credit Facility”), as amended.

The capital and credit markets have been experiencing volatility and disruption in the recent past. As a result, one or more of our current lenders could experience financial difficulty, and as a result fail to provide the required lending amounts under our 2007 Credit Agreement. If this should occur, we may need to seek additional financing from other sources. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of the prospects of our company or the fitness industry in general. We may not be able to successfully obtain any necessary additional financing on favorable terms, or financing altogether.

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

We currently have a substantial amount of debt. As of December 31, 2009, our total consolidated debt was $318.4 million. Our substantial debt could have important consequences, including:

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

The indenture governing our 11% Senior Discount Notes due in 2014 (“Senior Discount Notes”) will permit us and our subsidiaries to incur substantial additional debt, subject to compliance with provisions of the Indenture. In addition, as of December 31, 2009, we had $49.5 million of unutilized borrowings under our senior secured revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they currently face could intensify.

We may not be able to re-finance our debt at current levels and interest rates.

Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date. In addition, our Revolving Loan will mature in 2012. Our 11% Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of our company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on our outstanding Indebtedness.

Our operations are conducted through our subsidiaries and our ability to make payments on our outstanding Senior Discount Notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us for payment on our outstanding Senior Discount Notes. In addition, the terms of the 2007 Credit Agreement governing the 2007 Senior Credit Facility, significantly restrict TSI, LLC and its subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the 2007 Credit Agreement and the indenture governing our Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

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

The indenture governing our Senior Discount Notes, the 2007 Credit Agreement and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities and that may impact our ability and the ability of our restricted subsidiaries to:

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

In addition, the 2007 Credit Agreement requires the Company, on a consolidated basis, to maintain a specified financial ratio and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The 2007 Credit Agreement requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.25:1.00 of consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Credit Agreement. As of December 31, 2009, we were in compliance with such ratio test, with a ratio of 2.31:1.00.

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

We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated approximately $2.0 million of rental income for us for the year ended December 31, 2009. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years, or the period from January 1, 2010 through December 31, 2014, we have leases for six club locations that are due to expire without any renewal options. In each case, we will endeavor to extend the lease or relocate the club or its membership base if appropriate.

We lease approximately 36,400 square feet of office space in New York City and have smaller regional offices in Fairfax, VA and Boston, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Brooklyn, NY for storage purposes.

Beginning January 1, 2009, we lease approximately 82,000 square feet in Elmsford, NY for the operation of a centralized laundry facility for New York Sports Clubs offering towel service, and for construction and equipment storage. This space replaced a laundry facility of 14,000 square feet in Queens, NY. As of June 2009, this space also serves as corporate office space and replaced approximately 10,800 square feet of corporate office space in

Manhattan. Total square footage related to the laundry facility is 42,000 and total square footage related to the corporate office and warehouse space is 40,000.

The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	1657 Broadway	July 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	102 North End Avenue	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Queens, NY	69-33 Austin Street	April 1997

Date Opened or Management
Location	Address	Assumed

Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	Future Opening
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
Greenwich, CT	1 Fawcett Place	February 2004
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	221 Washington Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002

Date Opened or Management
Location	Address	Assumed

Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	Future Opening
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Providence, RI	131 Pittman Street	December 2008
Providence, RI	10 Dorrance Street	January 2009
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W .	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W	February 2002
Washington, D.C.	1990 K Street, N.W	February 2004
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007

Date Opened or Management
Location	Address	Assumed

Alexandria, VA	3654 King Street	June 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.	Legal Proceedings

On March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On September 14, 2009, the staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company has been providing documents and testimony on a voluntary basis in response to an informal inquiry by the staff of the SEC, which primarily relates to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. The Company continues to discuss these issues with the SEC Staff and to cooperate fully with the Staff’s investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. On October 2, 2009, TSI, LLC moved for preliminary injunctive relief, demanding that Ajilon immediately turn over the completed work product and licenses needed for the project so that TSI, LLC could evaluate the status of the project and plan for its completion. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On October 15, 2009, the court issued its first ruling on TSI, LLC’s motion for preliminary injunctive relief and ordered Ajilon to provide certain materials created in connection with the project, including the computer source code written for GIMS, and reserved judgment on other aspects of TSI, LLC’s request. On December 10, 2009, the Court denied TSI, LLC’s application for a preliminary injunction requiring Ajilon to provide certain licenses for software used to run GIMS. TSI, LLC’s claim for permanent relief remains pending. The litigation is currently in the discovery phase, and the Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. See Note 14 — Contingencies to the consolidated financial statements in this Annual Report. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low

Year ended December 31, 2009:
First Quarter	$3.40	$1.40
Second Quarter	$4.99	$1.97
Third Quarter	$4.46	$2.36
Fourth Quarter	$3.97	$1.99
Year ended December 31, 2008:
First Quarter	$10.60	$6.41
Second Quarter	$10.20	$6.10
Third Quarter	$10.74	$5.92
Fourth Quarter	$6.47	$1.97

Holders

As of March 10, 2010, there were approximately 95 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any. No dividends were paid by the Company in the fiscal years ended December 31, 2009 and 2008.

The terms of the indenture governing our Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict the payment of dividends by us. Our subsidiaries are permitted under the terms of the 2007 Senior Credit Facility (and under the indenture governing our Senior Discount Notes) to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt (see “Item 1A. Risk Factors”).

Issuer Purchases of Equity Securities

We had a repurchase program that continued through December 31, 2009, but there were no repurchases during the quarter ended December 31, 2009. During the years ended December 31, 2009 and 2008, the Company repurchased 2,095,613 and 1,838,960 shares of common stock, respectively, at a cost of $5.4 million and $4.6 million, respectively.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

COMPARISON OF 43 MONTH CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 6/2/06 in stock or 5/31/06 in index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	June 2,
	2006	2006	2007	2008	2009

Town Sports International Holdings	$100.00	$124.38	$72.15	$24.08	$17.58
NASDAQ	$100.00	$112.68	$122.27	$71.26	$104.38
Russell 2000	$100.00	$110.09	$108.36	$71.75	$91.24

Notes:

(1)	The graph covers the period from June 2, 2006, the first trading day of our common stock following our Initial Public Offering, to December 31, 2009.

(2)	The graph assumes that $100 was invested at the market close on June 2, 2006 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested. The Russell 2000 Index has been chosen for comparative purposes because we do not have a readily definable peer group that is publicly traded. No cash dividends have been declared on our common stock in the period covered.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(4)	We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2009 and 2008 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenues	$485,392	$506,709	$472,915	$433,080	$388,556

Operating expenses:
Payroll and related(1)	193,891	193,580	177,357	162,709	151,920
Club operating	178,854	172,409	156,660	146,243	130,219
General and administrative	31,587	33,952	35,092	30,248	26,582
Depreciation and amortization	56,533	52,475	45,964	40,850	39,582
Impairment of fixed assets	6,708	3,867	—	—	—
Impairment of internal-use software	10,194	—	—	—	—
Goodwill impairment(2)	—	17,609	—	—	—

Operating income	7,625	32,817	57,842	53,030	40,253
Loss on extinguishment of debt(3)	—	—	12,521	16,113	—
Interest expense, net of interest income	20,969	23,583	25,329	33,372	39,208
Equity in the earnings of investees and rental income	(1,876)	(2,307)	(1,799)	(1,817)	(1,744)

Net (loss) income before provision for corporate income taxes	(11,468)	11,541	21,791	5,362	2,789
(Benefit) provision for corporate income taxes	(5,800)	9,204	8,145	715	1,020

Net (loss) income	$(5,668)	$2,337	$13,646	$4,647	$1,769

(Loss) earnings per weighted average number of shares:
Basic	$(0.25)	$0.09	$0.52	$0.20	$0.10
Diluted	$(0.25)	$0.09	$0.51	$0.20	$0.10

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$10,758	$10,399	$5,463	$6,810	$51,304
Working capital deficit	(46,621)	(67,211)	(73,480)	(58,366)	(2,262)
Total assets	467,466	511,638	488,763	423,527	433,771
Long-term debt, including current installments	318,363	338,010	316,022	281,129	411,162
Total stockholders’ (deficit) equity	(8,233)	772	183	(17,829)	(115,683)

	Year Ended December 31,
	2009	2008	2007	2006	2005

Cash Flow Data:
Cash provided by (used in):
Operating activities	$76,241	$95,622	$82,749	$75,120	$63,256
Investing activities	(49,277)	(95,108)	(97,230)	(67,111)	(66,338)
Financing activities	(26,763)	4,196	12,931	(52,598)	(3,120)
Other Data:
Non-cash rental expense, net of non-cash rental income	(2,494)	(411)	508	1,768	1,461
Non-cash compensation expense incurred in connection with stock options and common stock grants	1,704	1,268	913	1,135	279

	Year Ended December 31,
	2009	2008	2007	2006	2005

Club and Membership Data:
New clubs opened	4	9	14	10	5
Clubs acquired	—	—	1	1	2
Clubs closed or relocated	(9)	(4)	(3)	(3)	(3)
Wholly-owned clubs operated at end of period	159	164	159	147	139
Total clubs operated at end of period(4)	161	166	161	149	141
Members at end of period(5)	486,000	510,000	486,000	453,000	409,000
Comparable club revenue increase (decrease)(6)	(5.6)%	2.2%	5.2%	7.9%	6.9%
Revenue per weighted average club(7)	$2,957	$3,142	$3,155	$3,021	$2,816
Average revenue per member(8)	$969	$990	$1,000	$982	$968
Annual attrition(9)	45.2%	40.2%	38.2%	36.1%	38.2%

(1)	In the year ended December 31, 2009, Payroll and related includes a correction of an accounting error of $751 related to deferred membership costs. See Note 2 — Correction of an Accounting Error to the Company’s consolidated financial statements in this Annual Report for further details.

(2)	Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation.

(a)	The Company performed an interim impairment test as of December 31, 2008. As a result of the test, it was determined that all of the goodwill in our Boston Sports Clubs region, amounting to $15,766, and goodwill of $1,843 at two of our outlier clubs that did not benefit from being part of a regional cluster was impaired. A deferred tax benefit of $1,755 was recorded in connection with these impairment charges.

(3)	The $16,113 loss on extinguishment of debt for the year ended December 31, 2006 consists of the following two transactions:

(a)	On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of the Company’s previously outstanding 9 5/8% Senior Notes (“2003 Senior Notes”), together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

(b)	On July 7, 2006, the Company paid $62,875 to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.

The $12,521 loss on extinguishment of debt recorded for the year ended December 31, 2007 resulted from the repayment of the $169,999 remaining outstanding principal of the 2003 Senior Notes with the proceeds from the 2007 Senior Credit Facility obtained on February 27, 2007. We incurred $8,759 of tender premium and $215 of call premium together with $335 of fees and expenses related to the tender of the 2003 Senior Notes. Net deferred financing costs related to the Company’s previous senior secured revolving credit facility entered into in 2003 (the “2003 Senior Credit Facility”) and the 2003 Senior Notes totaling approximately $3,212 were expensed in the first quarter of 2007.

(4)	Includes wholly-owned and partly-owned clubs. In addition, during 2008 and 2009 we managed four university fitness clubs in which we did not have an equity interest. During 2005, 2006 and 2007 we managed five university fitness clubs in which we did not have an equity interest.

(5)	Represents members at wholly-owned and partly-owned clubs.

(6)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(7)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(8)	Average revenue per member is total revenue for the period divided by the average number of memberships for the period, including student and summer pool memberships, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

(9)	Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year excluding pre-sold, student and summer pool memberships during each respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition & Results of Operations

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

Overview

Based on number of clubs, we are the second largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2009, we owned and operated 161 clubs that collectively served approximately 486,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our target member is between the age of 21 and 60 and has an annual income of between $50,000 and $150,000. We believe that this “upper-value” segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2009, approximately 40% of our members participated in our passport or regional passport memberships which allows unlimited access to all of our clubs in our clusters within one, or all of, our regions, respectively, for a higher monthly membership fee. The remaining 60% of our members participate in a gold membership which allows unlimited access to a designated club and access to all other clubs during off-peak hours.

We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and operated a total of 109 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2009. We operated 25 clubs in the Boston region under our Boston Sports Clubs brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name and six clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of December 31, 2009. In addition, we operated three clubs in Switzerland as of December 31, 2009. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

Throughout the year ended December 31, 2009, the ongoing U.S. and global economic recession has resulted in declines in consumer confidence and economic growth and has led to reduced consumer spending. In addition, both the number of competitors and the number of existing competitor clubs offering lower pricing and reduced levels of service have been growing in our markets. The effect of the economic recession and the growing competition contributed to an increase in member cancellations, decreases in new memberships and reductions in revenue from ancillary services and marketing. During the year ended December 31, 2009 our member base decreased by approximately 24,000 net members. While we do not believe our membership base will continue to decrease at these rates, these factors have and could continue to have an adverse effect on our business and financial performance.

In the year ended December 31, 2009, we recorded impairment charges of $10.2 million related to the development of GIMS, an internal-use software project. In September 2009, the Company commenced litigation against the vendor, Ajilon, which was developing this software, alleging, among other things, breach of contract. In connection with this litigation, development of this software project ceased during the third quarter of 2009. It was determined that it was not probable that the Company would continue with the development of this software and the Company is currently exploring other options. See Note 5 — Fixed Assets and Note 14 — Contingencies to the Company’s consolidated financial statements in this Annual Report for further details.

The results for the year ended December 31, 2009 include the correction of an accounting error that resulted in a cumulative pre-tax charge of $751,000 to payroll and related expense and a related decrease in deferred membership costs on our consolidated statement of operations and consolidated balance sheet, respectively. Historically, we applied an accounting policy of capitalizing and then amortizing membership consultants’ commissions, bonuses and a portion of their base salaries, and related taxes and benefits, as direct costs of obtaining new members. Company policy limited the costs that could be capitalized to the amount of initiation fee revenue deferred for new memberships. The application of this policy required us to make certain estimates. In connection with a review of the accounting treatment for membership consultant salaries, including the application of the accounting policy and appropriateness of its estimate methodology, we determined that our previous estimates were incorrect. We concluded that it was not clear whether any portion of the consultants’ base salaries and the taxes and benefits related to those base salaries should have been capitalized. While we are no longer deferring a portion of membership consultants’ salaries and related taxes and benefits, we will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses. See Note 2 — Correction of an Accounting Error to the consolidated financial statements in this Annual Report for further details.

We are in the process of executing a number of key initiatives identified in an environmental sustainability master plan in the areas of energy efficiency, water consumption, recycling and greenhouse gas reduction. While many of the programs are still in the planning stage, we have already begun implementing recycling and lighting retro-fit projects and are preparing for a more aggressive roll-out in the months ahead. We believe these initiatives are helpful to enhancing the member and employee experience while reducing our environmental impacts and certain operating expenses.

Revenue and operating expenses

We consider that we have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and fees comprised 82.2% of our total revenue for the year ended December 31, 2009. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the year ended December 31, 2009, we generated 11.7% of our revenue from personal training and 5.1% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.

In addition, we receive revenue (approximately 1.0% of our total revenue for the year ended December 31, 2009) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the years ended December 31 2009 and 2008, our attrition rate was 45.2% and 40.2%, respectively. We expect attrition to move closer to 2008 levels in 2010 due to an improved member experience, a more stabilized economy and increased retention programs.

Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory and other salary and related expenses, occupancy costs, including most elements of rent, utilities, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, certain facility repairs and club supplies.

General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the consolidated statement of (loss) income and are not included in general and administrative expenses.

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines our operating margins are negatively impacted. During 2009, membership at our clubs open over 24 months decreased approximately 6.3%. As consumer confidence and spending continues to be under pressure and the growth in the number of competitors providing lower cost memberships with lower dues in our markets continues continues, these negative membership trends may continue. These membership base declines have reduced our operating margins in 2009.

Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 4.0% to 5.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms and utilization and demand for the facility dictate. In this regard, facility remodeling is also considered where appropriate.

In the last two years, our operating income and cash flows provided by operations have decreased. In 2009, operating income decreased 76.8% from 2008 primarily due to an overall decrease of earnings and impairment charges related to our internal-use software project and on fixed assets at nine of our clubs. In 2008, operating income decreased 43.3%from 2007 in large part due to goodwill and fixed asset impairment charges recorded in 2008.

	2009	2008	2007

Operating income	$7,625	$32,817	$57,842
(Decrease) increase over prior period	(76.8)%	(43.3)%	9.1%
Net (loss) income	$(5,668)	$2,337	$13,646
Increase (decrease) over prior period	(342.5)%	(82.9)%	193.7%
Cash flows provided by operating activities	$76,241	$95,622	$82,749
(Decrease) increase over prior period	(20.3)%	15.6%	10.0%

Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our new club openings. In 2009, we closed nine clubs with collectively marginal to no operating cash flow that, in many cases, were at or near the end of their leases. In several cases, we were able to transfer many of the members of those clubs to other clubs thereby enhancing overall profitability. While we do not intend to close clubs in 2010 at this time, we will continue to opportunistically pursue closing underperforming clubs.

As of December 31, 2009, 159 of the existing fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue
	Increase (Decrease)
	Quarter	Full-Year

2007
Q1	7.8%
Q2	5.7%
Q3	4.1%
Q4	3.2%	5.2%
2008
Q1	4.5%
Q2	3.2%
Q3	2.2%
Q4	(1.4)%	2.2%
2009
Q1	(2.1)%
Q2	(6.3)%
Q3	(7.0)%
Q4	(7.1)%	(5.6)%

Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

As shown above, comparable club revenue has generally been trending downward since the first quarter of 2007.

In the year ended December 31, 2009, membership at our comparable clubs decreased 5.2% as compared to the prior year. This decline in membership coupled with expected decreases in personal training revenue is expected to be a contributing factor to decreases in comparable club revenue and therefore operating margins in 2010. We expect the decreases in comparable club revenue to moderate in 2010.

Historical Club Count

	Year Ended December 31,
	2009	2008	2007

Wholly-owned clubs operated at beginning of period	164	159	147
New clubs opened	4	9	14
Clubs acquired	—	—	1
Clubs closed or relocated	(9)	(4)	(3)

Wholly-owned clubs operated at end of period	159	164	159
Partly-owned clubs operated at end of period	2	2	2

Total clubs operated at end of period(1)	161	166	161

(1)	Includes wholly-owned and partly-owned clubs. In addition, during 2008 and 2009 we managed four university fitness clubs in which we did not have an equity interest. During 2007, we managed five university fitness clubs in which we did not have an equity interest.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	39.9	38.2	37.5
Club operating	36.9	34.0	33.1
General and administrative	6.5	6.7	7.4
Depreciation and amortization	11.7	10.4	9.7
Impairment of fixed assets	1.4	0.8	—
Impairment of internal-use software	2.1	—
Impairment of goodwill	—	3.5	—

Operating income	1.5	6.4	12.3
Loss on extinguishment of debt	—	—	2.7
Interest expense	4.3	4.7	5.6
Interest income	(0.0)	(0.1)	(0.2)
Equity in the earnings of investees and rental income	(0.4)	(0.5)	(0.4)

(Loss) income before provision for corporate income taxes	(2.4)	2.3	4.6
(Benefit) provision for corporate income taxes	(1.2)	1.8	1.7

Net income	(1.2)	0.5	2.9

YEAR ENDED DECEMBER 31, 2009 COMPARED TO
YEAR ENDED DECEMBER 31, 2008

Revenue (in $’000s) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	% Change

Membership dues	$387,123	79.7%	$400,874	79.1%	(3.4)%
Initiation fees	12,048	2.5%	13,723	2.7%	(12.2)%

Membership revenue	399,171	82.2%	414,597	81.8%	(3.7)%

Personal training revenue	56,971	11.7%	61,752	12.2%	(7.7)%
Other ancillary club revenue	24,589	5.1%	24,329	4.8%	1.1%

Ancillary club revenue	81,560	16.8%	86,081	17.0%	(5.2)%
Fees and other revenue	4,661	1.0%	6,031	1.2%	(22.7)%

Total revenue	$485,392	100.0%	$506,709	100.0%	(4.2)%

Revenue decreased 4.2% in the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease in revenue was driven primarily by a decline in membership revenue and ancillary club revenue. For the year ended December 31, 2009, revenues increased $19.6 million as compared to the year ended December 31, 2008 at the 13 clubs opened or acquired subsequent to December 31, 2007. For the year ended December 31, 2009, revenue decreased 6.8% or $32.7 million at our clubs opened or acquired prior to December 31, 2007 and $8.2 million at the 13 clubs that were closed subsequent to December 31, 2007.

Comparable club revenue decreased 5.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Of this 5.6% decrease, 2.5% was due to a decrease in membership, 1.2% was due to a decrease in price and 1.9% was due to a decrease in ancillary club revenue and fees and other revenue.

Our one-time member initiation fees and a portion of related direct expenses, up to the amount of those initiation fees, are deferred and recognized on a straight-line basis in operations over the estimated membership life. See Note 3 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report. Effective April 1, 2009, we changed the estimated life of our memberships from 30 months to 28 months. The change in estimated membership life is principally due to an unfavorable trend in membership retention rates, and it has the effect of increasing initiation fees revenue recognized in the current period because a shorter amortization period is being applied resulting in an $800,000 increase in initiation fee revenue recognized in the year ended December 31, 2009 when compared to the prior year.

Personal training revenue decreased 7.7% for the year ended December 31, 2009 compared to the prior year. We attribute this decrease primarily to reduced consumer spending.

Fees and other revenue decreased 22.7% in the year ended December 31, 2009 compared to the prior year primarily due to a decrease in marketing revenue generated by our in-club advertising programs.

Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2009	2008	$ Variance	% Variance

Payroll and related	$193,891	$193,580	$311	0.2%
Club operating	178,854	172,409	6,445	3.7%
General and administrative	31,587	33,952	(2,365)	(7.0)%
Depreciation and amortization	56,533	52,475	4,058	7.7%
Impairment of fixed assets	6,708	3,867	2,841	73.5%
Impairment of internally developed software	10,194	—	10,194	NA
Impairment of goodwill	—	17,609	(17,609)	NA

Operating expenses	$477,767	$473,892	$3,875	0.8%

Operating expenses for the year ended December 31, 2009 were impacted by an 8.2% increase in total club usage year over year and a 1.8% increase in the total months of club operation from 1,935 to 1,970, the effects of which are included in the additional descriptions of changes in operating expenses below.

Payroll and related.  This change was primarily impacted by the following:

•	In 2008, we began discounting our member initiation fees in an effort to drive membership sales. Our payroll costs related to new membership contracts that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $1.8 million in current payroll expense, net of club commissions and bonuses, in the year ended December 31, 2009. See Note 3 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report.

•	In December 2009, we made an adjustment to correct an accounting error related to deferred membership costs. The correction of the error, which increased payroll expense by $751,000 in the three month-period ended December 31, 2009, represented the net cumulative adjustment for the years ended December 31, 2005 through December 31, 2009. See Note 2 — Correction of an Accounting Error to our consolidated financial statements in this Annual Report for further details.

•	Effective April 1, 2009, we changed the estimated membership life from 30 months to 28 months. This change resulted in an increase in payroll expense of $753,000 when compared to the same period in the prior year.

•	Severance charges increased $781,000 principally related to a reduction in force in January 2009.

These increases were partially offset by a decrease in ancillary club payroll of $2.9 million directly related to the decrease in ancillary club revenue.

As a percentage of total revenue, payroll and related expenses increased to 39.9% in the year ended December 31, 2009 from 38.2% in the prior year.

Club operating.  This change was primarily impacted by the following:

•	Rent and occupancy expenses increased $7.8 million. Rent and occupancy costs increased $4.9 million at clubs that opened after December 31, 2007, $3.3 million at our clubs that opened prior to December 31, 2007 and $441,000 at our laundry facility in Elmsford, NY. In addition, in the year ended December 31, 2009 we recorded early lease termination costs of $1.3 million at five clubs which were closed prior to their lease expiration dates. Rent and occupancy expenses decreased $2.5 million, excluding rent penalties, at our clubs that were closed after December 31, 2007.

•	Operating expenses relating to laundry and towels decreased $1.2 million primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.

As a percentage of total revenue, club operating expenses increased to 36.9% in the year ended December 31, 2009 from 34.0% in the prior year.

General and administrative.  This decrease was principally attributable to a $2.0 million decrease in general liability insurance expense. Our claims experience activity has been decreasing as a percentage of our revenue, resulting in a decreased loss trend rate, and reductions in related claims reserves requirements. In addition, we reduced our insurance reserves because we have lower claims exposure as a result of a decrease in the number of memberships. The remainder of the expense decrease was due to cost reduction efforts realized within various general and administrative expense accounts, including data and phone lines, office supplies and travel. As a percentage of total revenue, general and administrative expenses decreased slightly to 6.5% in 2009 from 6.7% in the prior year.

Depreciation and amortization.  The increase in depreciation and amortization expenses was principally due to the acceleration of depreciation related to clubs closed prior to their lease expiration dates in 2009 and to the 13 clubs that opened after December 31, 2007. We also began depreciating the new laundry facility and corporate office in Elmsford, NY, which opened in January 2009.

Impairment of fixed assets.  In the year ended December 31, 2009, we recorded fixed asset impairment charges totaling $6.7 million, which represented the write-offs of fixed assets at nine underperforming clubs. During the year ended December 31, 2008, we recorded an impairment loss of $755,000 on fixed assets of a remote club that did not benefit from being part of a regional cluster and did not sustain profitable membership levels given the competition in its market and $1.2 million related to the planned closures of two clubs prior to their lease expiration dates.

Impairment of internal-use software.  In the year ended December 31, 2009, we recorded impairment charges of $10.2 million related to an internal-use software project. Although the software project was not yet completed, we determined that it is not probable that we will continue in the development of this project due to pending litigation. See Note 5 — Fixed Assets and Note 14 — Contingencies to the Company’s consolidated financial statements in this Annual Report for further details.

Interest Expense

Interest expense decreased $2.9 million or 12.3%, from $23.9 million to $21.0 million for the year ended December 31, 2009 compared to the same period in the prior year. This decrease is a result of the lower variable rate of interest on our Term Loan Facility during the year ended December 31, 2009 period. For the year ended December 31, 2008, the average variable interest rate on the Term Loan Facility was approximately 4.9%, while the average variable interest rate for the year ended December 31, 2009 was approximately 2.2%.

Provision (Benefit) for Corporate Income Taxes

We recorded a benefit for corporate income taxes of $5.8 million for the year ended December 31, 2009 compared to a provision of $9.2 million for the year ended December 31, 2008, calculated using the Company’s effective tax rate. For the year ended December 31, 2009 we recognized a $637,000 charge for the undistributed earnings of our non-U.S. subsidiaries since we may choose to reinvest those earnings in the U.S. Also in 2009, we recognized state tax benefits of $1.2 million related to self-insurance.

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

Comparable club revenue increased 2.2% for the year ended December 31, 2008. Of this 2.2% increase, 1.1% was due to an increase in membership, 0.6% was due to an increase in price and 0.5% was due to an increase in ancillary club revenue and fees and other revenue. However, in part as a result of the current economic and consumer environment, we experienced higher member attrition and lower average revenue per member in 2008 than in 2007. As a result, for the year ended December 31, 2008, our comparable club revenue growth was 2.2%, a decrease compared to 5.2% for the year ended December 31, 2007. We experienced a comparable club revenue decrease of 1.4% in the fourth quarter of 2008, and we expect comparable club revenue to continue to decrease throughout 2009.

Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Year Ended
	December 31,
	2008	2007	$ Variance	% Variance

Payroll and related	$193,580	$177,357	$16,223	9.1%
Club operating	172,409	156,660	15,749	10.1%
General and administrative	33,952	35,092	(1,140)	(3.2)%
Depreciation and amortization	52,475	45,964	6,511	14.2%
Impairment of fixed assets	3,867	—	3,867	N/A
Impairment of goodwill	17,609	—	17,609	N/A

Operating expenses	$473,892	$415,073	$58,819	14.2%

Operating expenses increased in 2008 due to the following factors:

Payroll and related.  The increase in 2008 was attributable to a 7.6% increase in the total months of club operation from 1,799 to 1,935 and discounting of our member initiation fees. We discounted our new member initiation fees in 2008 in an effort to drive membership sales. Our deferred payroll costs related to new membership contracts are limited to the amount of these initiation fees, thus causing an increase in current payroll expense of approximately $6.0 million when compared to the prior year. In addition, payroll costs directly related to our personal training, group fitness training and programming for children increased $5.1 million, or 14.1%, principally due to the increase in revenue related to these programs. As a percentage of total revenue, payroll and related expenses increased to 38.2% in the year ended December 31, 2008 from 37.5% in the prior year.

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

As a percentage of total revenue, club operating expenses increased to 34.0% in the year ended December 31, 2008 from 33.1% in the prior year.

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

Provision for Corporate Income Taxes

We recorded an income tax provision of $9.2 million for the year ended December 31, 2008 compared to $8.1 million for the year ended December 31, 2007, calculated using the Company’s effective tax rate. For the year ended December 31, 2008 we recognized a $4.7 million charge for the non-deductible goodwill impairment of clubs that were acquired in stock-based transactions in our Boston Sports Clubs region. Also in 2008, we recognized state tax benefits of $1.3 million related to self-insurance. For the year ended December 31, 2007, we recognized a $251,000 tax benefit principally related to Federal employment credits and relief for federal surcharges on our communication expenses previously incurred. Also in 2007, we recognized state tax benefits of $941,000 related to self-insurance.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2009 was $76.2 million compared to $95.6 million for the year ended December 31, 2008, a decrease of 20.3%. This decrease was primarily related to a decrease in overall earnings. Also contributing to the decrease were the effects of an increase in cash paid for interest and reductions in deferred revenue. Total cash paid for interest increased $3.8 million to $13.8 million. Deferred revenue decreased $8.2 million in the year ended December 31, 2009 and $4.2 million in the prior year. In 2009, we had tax refunds, net of tax payments, of $3.9 million while in 2008 we had tax payments, net of refunds, of $15.9 million for an increase in cash of $19.8 million.

Net cash provided by operating activities for the year ended December 31, 2008 increased 15.6% from $82.7 million for the year ended December 31, 2007. Total cash paid for interest decreased $7.1 million to $10.0 million. Cash paid for income taxes decreased $4.8 million to $15.9 million for the year ended December 31, 2008.

Investing Activities.  Investing activities in the year ended December 31, 2009 consisted primarily of expanding and remodeling existing clubs and the purchase of new fitness equipment. Net cash used in investing activities decreased 48.2% or $45.8 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009, we spent $23.4 million to upgrade existing clubs, $16.6 million for growth capital expenditures primarily related to clubs added in 2008 and 2009, $4.6 million to enhance our management information systems and $4.7 million for the construction of corporate offices and the completion of our new regional laundry facility in our New York Sports Clubs market. These expenditures were funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the Revolving Loan Facility.

For the year ending December 31, 2010, we currently plan to invest $34.0 million to $37.0 million in capital expenditures. We expect that this 2010 amount will include $25.0 million to continue to upgrade existing clubs and $7.0 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We expect to invest $3.0 million related to enhance our management information systems. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.

Net cash used in investing activities was $95.1 million and $97.2 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we spent $23.6 million on upgrading existing clubs, $9.1 million to enhance our management information systems, $5.7 million for the construction of a new regional laundry facility in our New York Sports Clubs market and the remaining $57.8 million for the building of new clubs or the expansion of existing clubs. We also received $1.1 million in insurance proceeds during the year ended December 31, 2008.

Financing Activities.  Net cash related to financing activities decreased $31.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. In the year ended December 31, 2009, we repaid the outstanding borrowings under our Revolving Credit Facility of $19.0 million compared to net borrowings in the year ended December 31, 2008 of $10.0 million. In 2009 we paid $5.4 million related to repurchases of 2.1 million shares of our common stock compared to $4.6 million for the year ended December 31, 2008. Proceeds related to the exercise of stock options decreased $1.2 million in 2009 compared to 2008. In both years ended December 31, 2009 and 2008, we made $1.9 million of principal payments on our outstanding Term Loans.

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

On February 1, 2009, our Senior Discount Notes became fully accreted with an outstanding balance of $138.5 million. Semi-annual cash interest payments of $7.6 million commenced on August 1, 2009. In the year ended December 31, 2009, the August 1, 2009 interest payment of $7.6 million represented a single semi-annual payment. In the year ending December 31, 2010, there are two semi-annual payments scheduled, which will result in an increase in cash paid for interest of $7.6 million on our Senior Discount Notes.

We refinanced our debt on February 27, 2007. The net proceeds after issuance costs from the 2007 Senior Credit Facility of $182.4 million were used to repay the remaining principal of $170.0 million of the 2003 Senior Notes. In addition, in the year ended December 31, 2007, we paid a premium and fees in connection with the extinguishment of debt of $9.3 million. These transactions accounted for a $3.0 million increase in cash related to financing activities for the year ended December 31, 2007. There was a $0.9 million decrease in cash received upon the exercise of stock options in the year ended December 31, 2008 when compared to the year ended December 31, 2007.

February 4, 2004 Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the Senior Discount Notes that will mature in February 2014. These Senior Discount Notes are publicly traded. No cash interest was required to be paid prior to August 2009. The accreted value of each discount note increased from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually and is currently at the fully accreted principal value. Since February 1, 2009, interest on the Senior Discount Notes is being accrued and is payable semi-annually in arrears February 1 and August 1 of each year, and commenced August 1, 2009. The discount notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, LLC. The debt of TSI Holdings is not guaranteed by TSI, LLC and TSI Holdings relies on the cash flows of TSI, LLC, subject to restrictions contained in the indenture governing the Senior Discount Notes, to service its debt.

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

The covenant contained in the indenture limiting the incurrence of additional indebtedness allows the Company to incur such indebtedness provided that the Company will continue to be in compliance with a “fixed charge coverage ratio” of greater than 2.00 to 1.00. The indenture does, however, allow the Company and its subsidiaries to incur certain “permitted indebtedness” without regard to the fixed charge coverage ratio. The fixed charge coverage ratio is defined as the ratio of consolidated earnings before interest, taxes, and depreciation and amortization to consolidated interest expense with certain adjustments to these items as specified in the indenture. Reference should be made to the indenture for the detailed definitions of the defined terms used for purposes of the fixed charge coverage ratio (see Exhibit 4.1 to this Report). At December 31, 2009, our fixed charge coverage ratio, as calculated for purposes of the indenture, was 3.93 to 1.00.

2003 Senior Credit Facility

On April 16, 2003, the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255.0 million of the 9 5 / 8% Senior Notes (the “2003 Senior Notes”) that would have matured April 15, 2011 and the entering into of a senior secured revolving credit facility (the “2003 Senior Credit Facility”) that would have expired on April 15, 2008. Effective July 7, 2006, the 2003 Senior Credit Facility was amended to increase permitted borrowings from $50.0 million to $75.0 million.

On June 8, 2006, the Company paid $93.0 million to redeem $85.0 million of the outstanding principal of the 2003 Senior Notes, together with $6.8 million of early termination fees and $1.2 million of accrued interest. Deferred financing costs totaling $1.6 million were written off and fees totaling $222,000 were incurred in connection with this early extinguishment.

2007 Senior Credit Facility

On February 27, 2007, TSI, LLC entered into the $260.0 million 2007 Senior Credit Facility. The 2007 Senior Credit Facility consisted of a Term Loan Facility, the $75.0 million Revolving Loan Facility and an incremental term loan commitment facility in the maximum amount of $100.0 million, under which borrowing is subject to compliance with certain conditions precedent by TSI, LLC and agreement upon certain terms and conditions thereof between the participating lenders and TSI, LLC. The Revolving Loan Facility replaced the previously existing revolving credit facility of $75.0 million that was to mature on April 15, 2008.

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

As a result of an amendment to the 2007 Senior Credit Facility on July 15, 2009 (the “Amendment”), the total amount of borrowings under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million. Additionally, the Company incurred an aggregate of approximately $615,000 in fees and expenses related to the Amendment. See Note 8 — Long-Term Debt to the Company’s consolidated financial statements in this Annual Report for further details.

As of December 31, 2009, TSI, LLC had $179.9 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of December 31, 2009, TSI, LLC had elected the Eurodollar rate option, equal to 2.1% as of December 31, 2009. Interest calculated under the base rate option would have equaled 4.0% as of December 31, 2009, if TSI, LLC had elected this option. The Term Loan Facility matures on the earlier of (a) February 27, 2014 or (b) August 1, 2013 if the Senior Discount

Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $462,500, per quarter. Quarterly principal payments began on June 30, 2007 and $5.1 million has been paid as of December 31, 2009.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or its Eurodollar rate plus 2.25%, each as defined in the 2007 Senior Credit Facility. TSI, LLC’s applicable base rate and Eurodollar rate margins, and commitment commission percentage, vary with our consolidated secured leverage ratio, as defined in the 2007 Senior Credit Facility. TSI, LLC is required to pay a commitment fee of 0.50% per annum on the daily unutilized amount.

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

The Company has been within the Level 3 range since entering into the Revolving Loan Facility in 2007 and expects to be in this range throughout 2010.

The 2007 Credit Agreement contains a covenant that requires us to comply with a “total leverage ratio” of not greater than 4:25 to 1:00 during any period in which borrowings or letters of credit are outstanding under the Revolving Loan Facility. The total leverage ratio is defined as the ratio of consolidated indebtedness (excluding the Senior Discount Notes and certain contingent obligations) to consolidated earnings before interest, taxes, and depreciation and amortization (with adjustments for transaction expenses relating to the repayment of the 2003 Senior Credit Facility and certain other debt, non-cash deferred compensation expense relating to issuance or repurchase of stock options and other equity interests, and deferred rent expense in addition to certain other items). Reference should be made to the 2007 Credit Agreement for the detailed definitions of the defined terms used for purposes of the total leverage ratio (see Exhibit 10.1 to this Annual Report). At December 31, 2009, our total leverage ratio, as calculated for purposes of the 2007 Credit Agreement, was 2.31 to 1.00.

There were no borrowings outstanding under the Revolving Loan Facility at December 31, 2009. The applicable interest rate at December 31, 2009 was 4.5% and outstanding letters of credit issued totaled $14.2 million. The unutilized portion of the Revolving Loan Facility as of December 31, 2009 was $49.5 million.

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

As of December 31, 2009, we were in compliance with our debt covenants in the 2007 Credit Agreement and given our operating plans and expected performance for 2010, we expect we will continue to be in compliance during 2010. These covenants may limit TSI, LLC’s ability to incur additional debt. As of December 31, 2009, permitted borrowing capacity of $63.8 million was not restricted by the covenants.

As of December 31, 2009, we had $138.5 million of Senior Discount Notes outstanding.

As of December 31, 2009, we had $10.8 million of cash and cash equivalents.

We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase. Recently, the State of New York has informed us that it is currently considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. We currently have between $10.0 million and $15.0 million of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any state, including the State of New York. However, in the event that a state, including the State of New York, does not agree with our position, we ultimately may be forced to remit all or a portion of these amounts to such state.

Consolidated Debt

As of December 31, 2009, our total consolidated debt was $318.4 million. This substantial amount of debt could have significant consequences, including:

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

We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2010. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2010. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2009 were as follows:

	Payments Due by Period (in (000’s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$318,363	$1,850	$3,700	$312,813	$—
Interest payments on long-term debt(1)	78,590	18,921	37,729	21,940	—
Operating lease obligations(2)	844,911	82,028	159,747	146,209	456,927

Total contractual cash obligations	$1,241,864	$102,799	$201,176	$480,962	$456,927

Notes:

(1)	Includes 11% annual interest on the Senior Discount Notes and variable interest on the 2007 Term Loan Facility using the rate of as of December 31, 2009 of 2.1%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.

Throughout 2009, the ongoing U.S. and global economic recession has resulted in additional significant pressures and declines in consumer confidence and economic growth. These economic conditions have led to reduced consumer spending and have contributed to an increase in member cancellations, decreases in new memberships and reductions in revenue from ancillary services and marketing. These economic conditions could continue to adversely affect our industry, business and results of operations.

These economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which are the source of credit for our borrowing and a source of our liquidity. It is difficult to predict how long the current economic and capital and credit market conditions will continue; however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience further adverse impact, which may be material to our business and therefore our results of operations and liquidity, including our ability to borrow under the Revolving Loan Facility. An affiliate of CIT Group Inc., The CIT Group Equipment Finance Inc., is one of the lenders under the Revolving Credit Facility, having provided a commitment of $4.3 million of the $63.8 million. On November 1, 2009, CIT Group Inc. (“CIT”), filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A CIT subsidiary, The CIT Group Equipment Finance, Inc. (“CIT Financing”) is one of the lenders under our Revolving Credit Facility, having provided a commitment of $4.3 million, of which no amounts were outstanding as of December 31, 2009. Although we have made no request for funding under the Revolving Credit Facility since the filing of the bankruptcy petition by CIT, it is uncertain whether CIT Financing will participate in any future requests for funding or whether another lender might assume its commitments. Consequently, our ability to borrow under the Revolving Loan Facility may be adversely impacted. Based on information available to us, we do not expect that any of the other financial institutions that are a party to our 2007 Senior Credit Facility would be unable to fulfill their obligations thereunder as of the filing date of this Annual Report.

Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date and the Revolving Loan will mature in 2012. Our 11% Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of our company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.

In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $46.6 million at December 31, 2009, as compared with $67.2 million at December 31, 2008. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $35.3 million and $40.3 million at December 31, 2009 and December 31 2008, respectively. Initiation fees received are deferred and amortized over a 28-month period, which represents the estimated membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The Company’s club growth plans have slowed from net club openings of five in 2008 to net club closures of five in 2009. This decrease in number of clubs is expected to result in a decrease in the working capital deficit. In addition, there has been a decrease in both personal training and initiation fees, which has also contributed to decreased deferred revenue. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 28 months. These costs are recorded as a long-term asset and as such, do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.

Recent Changes in or Recently Issued Accounting Standards

For details of applicable new accounting standards, please, see Note 4 — Recent Accounting Pronouncements to our consolidated financial statements in this Annual Report.

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

Our most significant assumptions and estimates relate to estimated membership life, the allocation and fair value ascribed to fixed and intangible assets, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, valuation of and expense incurred in connection with stock options, legal contingencies, estimated self-insurance reserves, and valuation of deferred income taxes.

Estimated membership life.  Our one-time member initiation fees and a portion of related direct expenses, up to the amount of deferred initiation fees, are deferred and recognized on a straight-line basis in operations over the estimated membership life of 28 months. This membership life estimate was the result of decreases in actual membership retention experienced by us and was adjusted from 30 months in April 2009. This estimated life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease accordingly.

Fixed and intangible assets.  Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures, flooring and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation, or amortization of assets retired or sold, are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated using discounted cash flows. Projected cash flows are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. During the year ended December 31, 2009, we recorded impairment charges of $6.7 million at nine underperforming clubs out of a total of 19 tested. The leasehold improvements at these clubs were written down to their fair values of zero at eight of these clubs, due to negative projected cash flows, and one club was written down to fair value of leasehold improvements, net of accumulated depreciation, of $859,000 as of December 31, 2009. A change in the discount rate would not have had a significant impact on the impairment charge. The 10 clubs tested that did not have impairment charges had an aggregate of $9.4 million of net leasehold improvements remaining as of December 31, 2009. We also recorded a $10.2 million impairment of construction in progress related the development costs of an internal-use software project. It was determined that it was not probable that the Company would continue with the project as of December 31, 2009. During the year ended December 31, 2008, we recorded impairment charges of $3.9 million of which $2.7 million related to fixed assets at six underperforming clubs and $1.2 million related to the planned closures of two clubs prior to the lease expiration dates. See Note 5 — Fixed Assets to our consolidated financial statements in this Annual Report.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The Company has one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have any goodwill as of December 31, 2009. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to FASB guidance.

In each of the quarters ended March 31, 2009 and 2008, the Company performed its annual impairment test of goodwill. The March 31, 2009 and 2008 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. The Company may decide to complete an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years or longer) for all reporting units. The Company used discount rates ranging between 12.1% and 18.2%, compounded annual revenue growth ranging from (0.7%) to 5.4% and terminal growth rates ranging between 1% and 3%. These assumptions are calculated separately for each reporting unit. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008 and recorded $17.6 million of impairment at the BSC reporting unit and one outlier club as a result. For a detailed description of the impairment test as well as the assumptions used, please see Note 6 — Goodwill and Intangible Assets to our consolidated financial statements in this Annual Report. In the year ended December 31, 2009, our market capitalization has been stable compared to the year ended December 31, 2008 and management believes our recent financial results combined with our current business outlook do not indicate a need to perform interim impairment testing. As of March 31, 2009, the implied fair value of NYSC goodwill was 41% greater than book value and the estimated fair value of SSC goodwill was 92% greater than book value.

Valuation of and expense incurred in connection with stock options.  In accordance with FASB guidance effective January 1, 2006, we recognize all share-based payments to employees to be in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rate and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

Legal contingencies.  In accordance with FASB guidance, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. Our assessment is developed in consultation with our outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.

Self-insurance reserves.  We limit our exposure to casualty losses on insurance claims by maintaining liability coverage subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon a number of factors including sales estimates for each insurance year, claim amounts, claim settlements and number of claims. our historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, our insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods. In the past year, our actual loss experience has been better than expected overall.

Deferred income taxes.  As of December 31, 2009, our net deferred tax assets totaled $50.6 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. For 2009 and 2008, we generated Federal Taxable Income of approximately $17.6 million and $7.2 million, respectively. Given our profitability in past years and expected future profitability, the weight of available evidence indicates we will, more likely than not, be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of or the entire net deferred tax assets, the write-down of this asset could have a significant impact on our financial statements.

FASB guidance effective on January 1, 2007 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had and is not likely in the foreseeable future to have, a material impact on our results of operations.

Seasonality of Business

Seasonal trends have a limited effect on our overall business. Generally, we experience greater membership growth at the beginning of each year and experience an increased rate of membership attrition during the summer months. In addition, during the summer months, we experience a slight increase in operating expenses due to our outdoor pool and summer camp operations, generally matched by seasonal revenue recognition from season pool memberships and camp revenue.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our debt consists of both fixed and variable rate debt facilities. As of December 31, 2009 a total of $179.9 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the year ended December 31, 2009, our interest expense would have increased by approximately $1.8 million. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.

For additional information concerning the terms of our fixed-rate debt, see Note 8 — Long-Term Debt to our consolidated financial statements in this Annual Report.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued its written attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report included following the signature page hereto, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting:  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND RELATED INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2009 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Deadline for Receipt of Stockholder Proposals.”

The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:

Alexander A. Alimanestianu	Chief Executive Officer and President, Town Sports International Holdings, Inc.
Keith E. Alessi	Chairman and Chief Executive Officer, Westmoreland Coal Company
Paul N. Arnold	Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.
Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP
J. Rice Edmonds	Managing Director, Edmonds Capital, LLC
Jason M. Fish	Former President, CapitalSource Inc.
Thomas J. Galligan, III	Chairman of the Board and Chief Executive Officer, Papa Gino’s Holdings Corp.
Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC

Executive Officers:

Alexander Alimanestianu	Chief Executive Officer and President
Martin Annese	Chief Operations Officer
Daniel Gallagher	Chief Financial Officer
David M. Kastin	Senior Vice President — General Counsel and Corporate Secretary
Scott Milford	Senior Vice President — Human Resources

Item 11.	Executive Compensation

The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation” and “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation.”

The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement.: “Corporate Governance and Board Matters — Directors’ Compensation for the 2009 Fiscal Year.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2009:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,283,673	$6.23	567,323
Equity compensation plans not approved by security holders	—	—	—

Total	2,283,673	$6.23	567,323

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the following section of the Proxy Statement: “Ownership of Securities”.

Item 13.	Certain Relationships and Related Party

On January 8, 2010, we received a notice from several entities owned or controlled, directly or indirectly, by Farallon Partners, L.L.C., demanding that the Company register for resale, pursuant to a February 2004 registration rights agreement, as amended, an aggregate 4,383,823 shares of the Company’s Common Stock.

The information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to the following sections of the Proxy Statement.: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence.”

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

(a) Financial Statements

(1) Financial statements filed as part of this report:

Page
Number

Consolidated Annual Financial Statements of Town Sports International Holdings, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets at December 31, 2009 and December 31, 2008	F-3
Consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated statements of stockholders’ (deficit) equity for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated statements of cash flows for the years December 31, 2009, 2008 and 2007	F-6
Notes to consolidated financial statements	F-7

(2) Financial Statements Schedules:

To the extent applicable, required information has been included in the financial statements.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-39 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2010.

Town Sports International Holdings, Inc.

By:	/s/ Alexander Alimanestianu
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Alexander Alimanestianu Alex Alimanestianu	Chief Executive Officer (principal executive officer), President and Director	March 15, 2010

By:	/s/ Daniel Gallagher Daniel Gallagher	Chief Financial Officer (principal financial and accounting officer)	March 15, 2010

By:	/s/ Keith Alessi Keith Alessi	Director	March 15, 2010

By:	/s/ Paul Arnold Paul Arnold	Director	March 15, 2010

By:	Bruce Bruckmann	Director

By:	/s/ Rice Edmonds Rice Edmonds	Director	March 15, 2010

By:	/s/ Jason Fish Jason Fish	Director and Chairman of the Board	March 15, 2010

By:	/s/ Thomas J. Galligan III Thomas J. Galligan III	Director	March 15, 2010

By:	/s/ Kevin McCall Kevin McCall	Director	March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
March 15, 2010

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 As of December 31, 2009 and 2008

	2009	2008
	(All figures in $000’s except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,758	$10,399
Accounts receivable (less allowance for doubtful accounts of $2,410 and $3,001 in 2009 and 2008, respectively)	4,295	4,508
Inventory	224	143
Prepaid corporate income taxes	1,274	8,116
Prepaid expenses and other current assets	10,264	14,154

Total current assets	26,815	37,320
Fixed assets, net	340,277	373,120
Goodwill	32,636	32,610
Intangible assets, net	149	281
Deferred tax assets, net	50,581	42,266
Deferred membership costs	7,736	14,462
Other assets	9,272	11,579

Total assets	$467,466	$511,638

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$1,850	$20,850
Accounts payable	6,011	7,267
Accrued expenses	23,656	35,565
Accrued interest	6,573	523
Deferred revenue	35,346	40,326

Total current liabilities	73,436	104,531
Long-term debt	316,513	317,160
Deferred lease liabilities	71,438	69,719
Deferred revenue	1,488	4,554
Other liabilities	12,824	14,902

Total liabilities	475,699	510,866
Contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; issued and outstanding 22,603,199 and 24,627,779 shares at December 31, 2009 and 2008, respectively	23	25
Paid-in capital	(22,572)	(18,980)
Accumulated other comprehensive income (currency translation adjustment)	1,327	1,070
Retained earnings	12,989	18,657

Total stockholders’ (deficit) equity	(8,233)	772

Total liabilities and stockholders’ (deficit) equity	$467,466	$511,638

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(All figures in $000’s except share and per share data)

Revenues:
Club operations	$480,731	$500,678	$467,299
Fees and other	4,661	6,031	5,616

	485,392	506,709	472,915

Operating Expenses:
Payroll and related	193,891	193,580	177,357
Club operating	178,854	172,409	156,660
General and administrative	31,587	33,952	35,092
Depreciation and amortization	56,533	52,475	45,964
Impairment of fixed assets	6,708	3,867	—
Impairment of internal-use software	10,194	—	—
Impairment of goodwill	—	17,609	—

	477,767	473,892	415,073

Operating income	7,625	32,817	57,842
Loss on extinguishment of debt	—	—	12,521
Interest expense	20,972	23,902	26,400
Interest income	(3)	(319)	(1,071)
Equity in the earnings of investees and rental income	(1,876)	(2,307)	(1,799)

(Loss) income before provision for corporate income taxes	(11,468)	11,541	21,791
(Benefit) provision for corporate income taxes	(5,800)	9,204	8,145

Net (loss) income	$(5,668)	$2,337	$13,646

(Loss) earnings per share:
Basic	$(0.25)	$0.09	$0.52
Diluted	$(0.25)	$0.09	$0.51
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	22,720,935	26,247,398	26,153,543
Diluted	22,720,935	26,314,950	26,611,226

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
 Years Ended December 31, 2009, 2008 and 2007

				Accumulated
	Common Stock		Additional	Other		Total
	($.001 par)		Paid in	Comprehensive	Retained	Stockholder
	Shares	Amount	Capital	Income	Earnings	Equity (Deficit)
		(All figures in $000’s except share and per share data)

Balance at January 1, 2007	25,975,948	$26	$(21,068)	$539	$2,674	$(17,829)
Stock option exercises	278,825	—	2,096	—	—	2,096
Compensation related to stock options	—	—	913	—	—	913
Tax benefit from stock option exercises	—	—	1,082	—	—	1,082
Other comprehensive income:
Net income	—	—	—	—	13,646	13,646
Foreign currency translation adjustment	—	—	—	275	—	275

Total comprehensive income	—	—	—		—	13,921

Balance at December 31, 2007	26,254,773	$26	$(16,977)	$814	$16,320	$183
Repurchase of common stock	(1,838,960)	(2)	(4,643)			(4,645)
Stock option exercises	195,700	1	1,195	—	—	1,196
Common stock grants	16,266	—	87			87
Compensation related to stock options	—	—	1,181	—	—	1,181
Tax benefit from stock option exercises	—	—	177	—	—	177
Other comprehensive income:
Net income	—	—	—	—	2,337	2,337
Foreign currency translation adjustment	—	—	—	256	—	256

Total comprehensive income	—	—	—		—	2,593

Balance at December 31, 2008	24,627,779	$25	$(18,980)	$1,070	$18,657	$772
Repurchase of common stock	(2,095,613)	(2)	(5,353)	—	—	(5,355)
Stock option exercises	22,400	—	36	—	—	36
Common stock grants	25,133	—	70	—	—	70
Other	23,500	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,634	—	—	1,634
Tax benefit from stock option exercises	—	—	21	—	—	21
Other comprehensive income:
Net loss	—	—	—	—	(5,668)	(5,668)
Foreign currency translation adjustment	—	—	—	257	—	257

Total comprehensive (loss) income						(5,411)

Balance at December 31, 2009	22,603,199	$23	$(22,572)	$1,327	$12,989	$(8,233)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(All figures in $000’s)

Cash flows from operating activities:
Net (loss) income	$(5,668)	$2,337	$13,646
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	56,533	52,475	45,964
Impairment of fixed assets	6,708	3,867	—
Impairment of internal-use software	10,194	—	—
Impairment of goodwill	—	17,609	—
Non cash interest expense on Senior Discount Notes	1,203	13,937	12,460
Write-off of deferred financing costs	100	—	—
Loss on extinguishment of debt	—	—	12,521
Amortization of debt issuance costs	896	781	815
Noncash rental expense, net of noncash rental income	(2,494)	(411)	508
Compensation expense incurred in connection with stock options and common stock grants	1,704	1,268	913
Deferred income tax provision (benefit)	(8,315)	2,079	(11,908)
Net change in certain working capital components	3,262	(10,258)	1,765
Landlord contributions to tenant improvements	4,817	6,597	5,439
Increase in insurance reserves	601	2,038	2,795
Decrease (increase) in deferred membership costs	6,726	3,512	(2,271)
Other	(26)	(209)	102

Total adjustments	81,909	93,285	69,103

Net cash provided by operating activities	76,241	95,622	82,749

Cash flows from investing activities:
Capital expenditures, net of effect of acquired businesses	(49,277)	(96,182)	(93,280)
Insurance proceeds received	—	1,074	500
Acquisition of businesses, net of cash acquired	—	—	(4,450)

Net cash used in investing activities	(49,277)	(95,108)	(97,230)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	86,000	19,000	9,000
Repayment of borrowings on Revolving Loan Facility	(105,000)	(9,000)	—
Repayment of long term borrowings	(1,850)	(1,949)	(1,568)
Costs related to deferred financing	(615)	—	—
Change in book overdraft	—	(583)	(647)
Repurchase of common stock	(5,355)	(4,645)	—
Proceeds from 2007 Credit Facility	—	—	185,000
Costs related to issuance of 2007 Credit Facility	—	—	(2,724)
Repayment of Senior Notes	—	—	(169,999)
Premium paid on extinguishment of debt and related costs	—	—	(9,309)
Proceeds from stock option exercises	36	1,196	2,096
Tax benefit from stock option exercises	21	177	1,082

Net cash (used in) provided by financing activities	(26,763)	4,196	12,931

Effect of exchange rate changes on cash	158	226	203

Net increase (decrease) in cash and cash equivalents	359	4,936	(1,347)
Cash and cash equivalents beginning of period	10,399	5,463	6,810

Cash and cash equivalents end of period	$10,758	$10,399	$5,463

Summary of the change in certain working capital components, net of effects of acquired businesses
Decrease (increase) in accounts receivable	$222	$1,786	$(549)
(Increase) decrease in inventory	(80)	89	205
Decrease in prepaid expenses and other current assets	2,260	197	1,965
Increase in accrued interest on Senior Discount Notes	6,346	—	—
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(4,211)	778	(2,435)
Change in prepaid corporate income taxes and corporate income taxes payable	6,895	(8,874)	(1,726)
(Decrease) increase in deferred revenue	(8,170)	(4,234)	4,305

Net change in certain working capital components	$3,262	$(10,258)	$1,765

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(In $000s, except share and per share data)

1.	Basis of Presentation

As of December 31, 2009, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 161 fitness clubs (“clubs”) comprised of 109 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

Certain reclassifications were made to the reported amounts for the years ended December 31, 2008 and 2007 to conform to the presentations for the year ended December 31, 2009.

2.	Correction of an Accounting Error

The results for the year ended December 31, 2009 include the correction of an accounting error that resulted in a cumulative charge to payroll and related expense and a related decrease in deferred membership costs on the Company’s consolidated statement of operations and consolidated balance sheet, respectively. Historically, the Company has applied an accounting policy of capitalizing and then amortizing membership consultants’ commissions, bonuses and a portion of their base salaries, and related taxes and benefits, as direct costs of obtaining new members. Company policy limited the costs that could be capitalized to the amount of initiation fee revenue deferred for new memberships. The application of this policy required the Company to make certain estimates. Specifically, the Company capitalized a percentage of the membership consultants’ base salaries, and related taxes and benefits, based on estimates of the percentage of the membership consultants’ time that was spent on obtaining new members.

The Company has undertaken a review of the accounting treatment for membership consultant salaries, including the application of the accounting policy and appropriateness of its estimate methodology. In connection with that review, the Company determined that its previous estimates were incorrect. The Company also concluded that it was not clear whether any portion of the consultants’ base salaries and the taxes and benefits related to those base salaries should have been capitalized.

Although the Company believes that its accounting policy for deferred membership costs was not unreasonable, the errors in its estimates combined with its review of the policy have led the Company to conclude that the capitalization of any portion of membership consultant salaries and related taxes and benefits should be regarded as an accounting error. As a result, there are errors in the Company’s previously reported consolidated financial statements. The error caused payroll and related expense for the years ended December 31, 2009 and 2008 to be overstated by $1,183 and $1,014, respectively, and payroll and related expense for the year of 2007 to be understated

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by $56. If the error had been corrected for all periods, including the cumulative error in 2009 as described below, the consolidated statements of operations and the consolidated balance sheet would have been affected as follows:

	For the Year Ended
	December 31,		December 31,		December 31,
	2009		2008		2007
	As	As if	As	As if	As	As if
	Reported	Corrected	Reported	Corrected	Reported	Corrected

Consolidated Statement of Operations:
Operating income	$7,625	$9,559	$32,817	$33,831	$57,842	$57,786
(Loss) income before provision for corporate income taxes	(11,468)	(9,534)	11,541	12,555	21,791	21,735
(Benefit) provision for corporate income taxes	(5,800)	(4,958)	9,204	9,642	8,145	8,121
Net (loss) income	(5,668)	(4,576)	2,337	2,913	13,646	13,614
Diluted (loss) earnings per share	$(0.25)	$(0.20)	$0.09	$0.11	$0.51	$0.51

	As of		As of
	December 31, 2009		December 31, 2008
	As	As if	As	As if
	Reported	Corrected*	Reported	Corrected

Consolidated Balance Sheet:
Deferred membership cost	$7,736	NA	$14,462	$12,528
Total assets	$467,466	NA	$511,638	$509,704
Total liabilities	$475,699	NA	$510,866	$510,031
Stockholders’ (deficit) equity	$(8,233)	NA	$772	$(327)

*	Not applicable as no correction applies to the consolidated balance sheet as of December 31, 2009.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Operating (loss) income
As reported	$5,578	$8,778	$1,444	$(7,929)
As if corrected	$5,911	$9,156	$1,654	$(6,916)
Net (loss) income
As reported	$639	$2,524	$(1,485)	$(7,346)
As if corrected	$827	$2,737	$(1,366)	$(6,774)
Diluted (loss) earnings per share
As reported	$0.03	$0.11	$(0.07)	$(0.33)
As if corrected	$0.04	$0.12	$(0.06)	$(0.30)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Operating (loss) income
As reported	$14,081	$16,466	$11,581	$(9,311)
As if corrected	$14,428	$16,652	$11,887	$(9,136)
Net (loss) income
As reported	$4,811	$6,801	$3,840	$(13,115)
As if corrected	$5,008	$6,907	$4,014	$(13,016)
Diluted (loss) earnings per share
As reported	$0.18	$0.26	$0.14	$(0.51)
As if corrected	$0.19	$0.26	$0.16	$(0.50)

In addition to the overstatement of payroll and related expense in 2009 for costs related to prior periods of $1,183, the Company recorded additional payroll and related expense of $751 in the fourth quarter of 2009 to recognize the remaining portion of the deferred membership consultant salaries. This resulted in the recognition of an out-of-period expense in 2009 of $1,934. The Company determined that the impact of this error on all prior periods, as well as the correction of the error in the current period, was immaterial to all periods and accordingly, the Company did not restate its prior period results. While the Company is no longer deferring, a portion of membership consultants’ salaries and related taxes and benefits, it will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Town Sports International Holdings, Inc. and all wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generally receives a one-time non-refundable initiation fee and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one- or two-year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Membership dues for members who pay annual dues upfront are amortized on a straight-line basis over a 12 month period commencing with the first month of the new member contract. Membership dues for members who pay monthly are recognized in the period in which access to the club is provided.

Initiation fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of 28 months. As of April 1, 2009, we changed our estimated membership life from 30 months to 28 months, affecting the year ended December 31, 2009 by increasing operating income by $47. The change in estimated membership life is principally due to an unfavorable trend in membership retention rates. Prior to October 1, 2009, the Company was also deferring a percentage of salaries and related benefits payable to membership consultants over the estimated membership life (See Note 2 — Correction of Error). Deferred membership costs were $7,736 and $14,462 at December 31, 2009 and 2008, respectively. The decrease in deferred membership costs is principally related to the discounting of new member initiation fees in an effort to drive membership sales. In the year ended December 31, 2009 the average initiation fee collected per sale

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximated $19.50 compared to $44.75 and $68.75 in the years ended December 31, 2008 and 2007, respectively. The amount of costs deferred does not exceed the related deferred revenue for the periods presented and therefore the decrease in deferred initiation fee revenue resulted in a decrease in related deferred membership costs.

Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase. Recently, the State of New York has informed the Company that it is currently considering whether the Company is required to remit the amount received for unused, expired personal training sessions to the State of New York as unclaimed property. The Company currently has between $10.0 million and $15.0 million of unused and expired personal training sessions. The Company has not recognized any revenue from these sessions and has recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any state, including the State of New York. However, should any state, including the State of New York, not agree with the Company’s position, it ultimately may be forced to remit all or a portion of these amounts to such states.

Management fees earned for services rendered are recognized at the time the related services are performed.

When a revenue agreement involves multiple elements, such as sales of both memberships and services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met.

The Company recognizes revenue from merchandise sales upon delivery to the member.

In connection with advance receipts of fees or dues, the Company is required to maintain bonds totaling $3,840 and $3,598 as of December 31, 2009 and 2008, respectively, pursuant to various state consumer protection laws.

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2009, 2008 and 2007 totaled $7,664, $7,868 and $10,302, respectively and are included in club operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2009 and 2008, $272 and $271, respectively, of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.

Deferred Lease Liabilities, Non-cash Rental Expense and Additional Rent

The Company recognizes rental expense for leases with scheduled rent increases and inclusive of rental concessions, on the straight-line basis over the life of the lease beginning upon the commencement date of the lease. Rent concessions, primarily received in the form of free rental periods, are also deferred and amortized on a straight-line basis over the life of the lease.

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

Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the consolidated balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,927 and $2,389 at December 31, 2009 and December 31, 2008, respectively.

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

Lease termination penalties are recognized using the undiscounted cash flow method. In the year ended December 31, 2009, the Company recorded approximately $1,305 in lease termination penalties.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the Company’s membership base and was $6,705 and $7,509 at December 31, 2009 and 2008, respectively, before allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect our members’ ability to pay.

Following are the changes in the allowance for doubtful accounts for the years December 31, 2009, 2008 and 2007:

	Balance Beginning		Write-offs Net of	Balance at
	of the Year	Additions	Recoveries	End of Year

December 31, 2009	$3,001	$6,273	$(6,864)	$2,410
December 31, 2008	$2,797	$8,430	$(8,226)	$3,001
December 31, 2007	$2,026	$8,168	$(7,397)	$2,797

Inventory

Inventory consists of supplies, headsets for the club entertainment system and clothing for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Debt Issuance Costs

Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over 30 months and covenants-not-to-compete are amortized over the contractual life, generally one to five years. The beneficial lease is being amortized over the remaining life of the underlying club lease. All membership lists and the beneficial lease were fully amortized as of December 31, 2009.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $896, $781 and $815, for the years ended December 31, 2009, 2008 and 2007, respectively.

Accounting for the Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset’s carrying value would be reduced to fair value calculated using discounted cash flows, which is based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues.

Goodwill represents the excess of consideration paid over the net identifiable business assets acquired in the acquisition of a club or group of clubs. ASC 350-20 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs this analysis annually as of March 31.

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $12,329 as of December 31, 2009.

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

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In December 2009, the Company decided that the cumulative earnings of the Swiss clubs could be invested in the U.S. Accordingly, in accordance with ASC 740-30, the Company has recognized a deferred tax liability of $637 for the U.S. taxes on the total cumulative earnings of the Swiss clubs.

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2009	2008	2007

Cash paid
Interest (net of amounts capitalized)	$13,793	$10,032	$17,073
Income taxes	6,007	15,932	20,732
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	2,047	11,132	15,781
See Notes 8, 11 and 12 for additional non-cash investing and financing activities

Foreign Currency

At December 31, 2009, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ (deficit) equity. The difference between the Company’s net (loss) income and comprehensive (loss) income is the effect of foreign exchange translation adjustments, which was $257, $256 and $275 for the years ended December 31, 2009, 2008 and 2007, respectively.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive (loss) income in its consolidated statements of stockholders’ (deficit) equity.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments. Cash and cash equivalents held in a single commercial bank as of December 31, 2009 were $6,934. During any given month, this amount can be as high as $30,000.

Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock using the treasury stock method.

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2009	2008	2007

Weighted average number of common share outstanding — basic	22,720,935	26,247,398	26,153,543
Effect of diluted stock options	—	67,552	457,683

Weighted average number of common shares outstanding — diluted	22,720,935	26,314,950	26,611,226

Earnings (loss) per share:
Basic	$(0.25)	$0.09	$0.52
Diluted	$(0.25)	$0.09	$0.51

For the years ended December 31, 2009, 2008 and 2007, we did not include options and restricted stock awards totaling 1,880,798, 957,928 and 433,540 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

For the year ended December 31, 2009, there was no effect of diluted stock options and restricted common stock on the calculation of diluted earnings (loss) per share as the Company had a net loss for this period.

Stock-Based Compensation

In December 2007, the SEC issued guidance regarding the use of a “simplified” method, as discussed in previous guidance in developing an estimate of expected term of “plain vanilla” share options. In particular, the staff indicated in the previous guidance that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time this was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for share options and warrants as all options issued since the Company’s Initial Public Offering (“IPO”) in June of 2006 can be considered “plain vanilla” options. In addition the Company does not have sufficient historical detailed exercise behavior available. The Company will further assess the use of this policy for fiscal year 2010.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the IPO, the Board of Directors approved a 14-for-one common stock split. The Company’s position is that it was required by the relevant agreements to adjust the options to purchase common stock for the stock split. All share and per share data have been adjusted to reflect this stock split.

The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Common	Rate	Life	Volatility	Yield	of Grant

1999 Grants	5.7%	5 years	60%	—	$2.15
2000 Grants	6.6%	5 years	69%	—	$3.37
2001 Grants	4.6%	5 years	72%	—	$7.99
2003 Grants	3.8%	6 years	55%	—	$1.04
2005 Grants	4.1%	6 years	49%	—	$0.57
2006 Grants	4.8%	6 years	50%	—	$6.54
2007 Grants	4.5%	6 years	33%	—	$7.26
2008 Grants	2.3%	6 years	60%	—	$2.64
2009 Grants	2.5%	6 years	84%	—	$1.58

The weighted average expected option term reflects the application of the simplified method set out in FASB Accounting Standards Codification 718-10-S99, topic 14 issued by the Securities and Exchange Commission (“SEC”), which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility percentages for grant years 2007 and prior were derived from the volatility of publicly traded companies considered to have businesses similar to the Company. Expected volatility percentages for grant years 2008 and 2009 were based on the daily historical volatility of the Company’s stock price over the period from the Company’s IPO in June of 2006 through the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

4.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification did not change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was therefore adopted by the Company for the third quarter 2009 reporting. All references to authoritative accounting literature are now referenced in accordance with the Codification. The adoption did not have an impact on the reporting of the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

In April 2009, the FASB issued guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. It provides guidance for estimating fair value in accordance with fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and was therefore adopted by the Company for second quarter 2009 reporting. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. We do not expect this accounting guidance to have a material impact on our financial position or results of operations.

5.	Fixed Assets

Fixed assets as of December 31, 2009 and 2008 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2009	2008

Leasehold improvements	$485,261	$458,941
Club equipment	96,225	87,833
Furniture, fixtures and computer equipment	70,754	66,747
Computer software	18,906	18,200
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	2,888	36,416

	680,015	674,118
Less: Accumulated depreciation and amortization	(339,738)	(300,998)

	$340,277	$373,120

Depreciation and leasehold amortization expense for the years ended December 31, 2009, 2008 and 2007, was $56,271, $51,743 and $45,519, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February, 2008, the FASB released a statement defining fair value, establishing a framework in generally accepted accounting principles for measuring fair value and expanding disclosures about fair value measurements. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs, are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value, calculated using discounted cash flows, is recognized. In the year ended December 31, 2009, the Company tested 19 underperforming clubs and recorded impairment losses of $6,708 on fixed assets at nine of these clubs that experienced decreased profitability and sales levels below expectations. The leasehold improvements at these clubs were written down to their fair values of zero at eight of these clubs, due to negative projected cash flows, and one club was written down to fair value of leasehold improvements, net of accumulated depreciation, of $859 as of December 31, 2009. Two of these clubs were subsequently closed. The 10 clubs tested that did not have impairment charges had an aggregate of $9,385 of net leasehold improvements remaining as of December 31, 2009.

In 2008, the Company entered into an agreement with a vendor to develop a new enterprise management software system, GIMS which was planned to be implemented in 2010. The Company had capitalized $10,194 for costs incurred related to this project in accordance with ASC 350-40, Internal-Use Software. In September 2009, the Company commenced litigation against this vendor, alleging, among other things, breach of contract. In connection with this litigation, development of this software project ceased during the third quarter of 2009. It was determined that it was not probable that the Company would continue with the development of this software and the Company is currently exploring other alternatives. As a result, in accordance with ASC 350-40, the Company impaired the balance of the project as of December 31, 2009 of $10,194 to its implied fair value of zero.

The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. The Company’s non-financial assets and liabilities that are reported at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet, as of December 31, 2009, were as follows:

Basis of Fair Value Measurements
	Fair Value of	Quoted Prices in Active	Significant Other
	Assets	Markets for Identical	Observable Inputs	Significant Unobservable
Date	(Liabilities)	Items (Level 1)	(Level 2)	Inputs (Level 3)

Fixed assets	$859	$—	$—	$859

The impairment losses are included as a separate line in operating income on the consolidated statement of operations.

6.	Goodwill and Intangible Assets

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has three Outlier Clubs with goodwill. As of December 31, 2009, the BSC, WSC and PSC regions do not have goodwill balances. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to FASB guidance.

In each of the quarters ended March 31, 2009 and 2008, the Company performed its annual impairment test. The March 31, 2009 and 2008 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

In accordance with FASB guidance, the Company completed an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event as of December 31, 2008. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Company’s analysis indicated that there would be no remaining implied value attributable to the BSC reporting unit. Accordingly, in December 2008, the Company wrote off all $15,766 of goodwill associated with this reporting unit and $1,843 at two of the three Outlier Clubs that did not benefit from being part of regional clusters. The Company did not have a goodwill impairment charge in the NYSC region as a result of the interim test given the profitability of this unit. The remaining goodwill at SSC is $1,096 and there is one remaining Outlier Club with goodwill of $137.

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

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years or longer) for all reporting units. The Company used discount rates ranging between 12.1% and 18.2%, compounded annual revenue growth ranging from (0.7%) to 5.4% and terminal growth rates ranging between 1% and 3%. These assumptions are calculated separately for each reporting unit.

Given the current economic and consumer environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2009, will prove to be accurate predictions of the future. If

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ended March 31, 2010 or subsequent to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no events triggering a review of goodwill as of December 31, 2009. As of March 31, 2009, the implied fair value of NYSC goodwill was 41% greater than book value and the estimated fair value of SSC goodwill was 92% greater than book value.

The changes in the carrying amount of goodwill from January 1, 2008 through December 31, 2009 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total

Balance as of January 1, 2008
Goodwill	$31,403	$15,766	$1,016	$3,982	$52,167
Accumulated impairment of goodwill	—	—	—	(2,002)	(2,002)

	31,403	15,766	1,016	1,980	50,165
Changes due to foreign currency exchange rate fluctuations	—	—	54	—	54
Impairment of goodwill	—	(15,766)	—	(1,843)	(17,609)

Balance as of December 31, 2008
Goodwill	31,403	15,766	1,070	3,982	52,167
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,070	137	32,610
Changes due to foreign currency exchange rate fluctuations			26	—	26

Balance as of December 31, 2009
Goodwill	31,403	15,766	1,096	3,982	52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,096	$137	$32,636

Intangible assets as of December 31, 2009 and 2008 are as follows:

	As of December 31, 2009
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Covenants-not-to-compete	1,508	(1,359)	149

	As of December 31, 2008
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Membership lists	$10,890	$(10,836)	$54
Covenants-not-to-compete	1,687	(1,460)	227
Beneficial lease	223	(223)	—

	$12,800	$(12,519)	$281

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization expense of the above acquired intangible assets for each of the two years ending December 31, 2010 and 2011 is as follows:

Aggregate Amortization Expense for the Years Ending December 31,

2010	$105
2011	44

$149

Amortization expense of intangible assets for the years ended December 31, 2009, 2008 and 2007 was $262, $732 and $445, respectively.

7.	Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008

Accrued payroll	$6,001	$6,899
Accrued construction in progress and equipment	1,909	10,996
Accrued occupancy costs	5,621	7,239
Accrued insurance claims	3,697	3,938
Accrued other	6,428	6,493

	$23,656	$35,565

8.	Long-Term Debt

Long-term debt as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008

Term Loan	$179,913	$181,763
Revolving credit borrowings	—	19,000
11% Senior Discount Notes	138,450	137,247

	318,363	338,010
Less: Current portion due within one year	1,850	20,850

Long-term portion	$316,513	$317,160

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due

Year Ending December 31,
2010	$1,850
2011	1,850
2012	1,850
2013	174,363
2014	138,450
Thereafter	—

$318,363

February 4, 2004 Offering of Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the 11% senior discount notes due in 2014 (the “Senior Discount Notes”). TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,378. No cash interest was required to be paid prior to February 1, 2009. The accreted value of each Senior Discount Note increased from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually. Subsequent to February 1, 2009 cash interest on the Senior Discount Notes has and will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Senior Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, LLC (formerly TSI, Inc.). The debt of TSI Holdings is not guaranteed by TSI, LLC and TSI Holdings relies on the cash flows of TSI, LLC, subject to restrictions contained in the indenture governing the Senior Discount Notes, to service its debt.

The Senior Discount Notes contain a consolidated fixed charge coverage covenant ratio of 2.00:1.00, which covenant is subject to compliance, on a consolidated basis. As of December 31, 2009, the Company’s fixed charge coverage ratio was 3.93:1.00.

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

2007 Senior Credit Facility

On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consisted of a $185,000 term loan facility (the “Term Loan Facility”) and the $75,000 revolving credit facility (the “Revolving Loan Facility”) and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with certain conditions precedent and by TSI and agreement upon certain terms and conditions thereof between the participating lenders and TSI. The 2007 Senior Credit Facility replaced the 2003 Senior Credit Facility. Fees and expenses associated with this transaction were approximately $335.

A portion of the proceeds of the 2007 Senior Credit Facility were used to purchase $165,540 aggregate principal amount of the 2003 Senior Notes outstanding on February 27, 2007 and the balance of the proceeds were irrevocably deposited in an escrow account to purchase the remaining $4,459, together with call premium of $215, on April 15, 2007, the redemption date. Accrued interest on the 2003 Senior Notes totaling $6,013 was also paid at closing. The Company incurred $8,759 of tender premium and approximately $300 in fees and expenses related to the tender of the 2003 Senior Notes. Net deferred financing costs related to the 2003 Credit Facility and the 2003 Senior Notes totaling approximately $3,209 were expensed in the first quarter of 2007.

On July 15, 2009, the Company and TSI, LLC entered into the First Amendment to the 2007 Senior Credit Facility (the “Amendment”), which amends the definition of “Consolidated EBITDA”, as defined in the 2007 Senior Credit Facility to permit TSI, LLC (as Borrower), solely for purposes of determining compliance with the maximum total leverage ratio covenant, to add back the amount of non-cash charges relating to the impairment or write-down of fixed assets, intangible assets and goodwill. The Amendment also reduced the total Revolving Loan Facility by 15%, from $75,000 to $63,750. Additionally, the Company incurred an aggregate of approximately $615 in fees and expenses related to the Amendment.

Borrowings under the Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter beginning on June 30, 2007. As of December 31, 2009, the Company has paid $5,088 of outstanding principal.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25%, as defined in the 2007 Senior Credit Facility. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of December 31, 2009, the Company’s leverage ratio, as defined, was 2.31:1.00. As of December 31, 2009, there were no outstanding Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $14,226. The unutilized portion of the Revolving Loan Facility as of December 31, 2009 was $49,524.

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

The Company’s secured leverage ratio as of December 31, 2009 was within the Level 3 range at 2.31:1.00. The Company has been within the Level 3 range since entering into the Revolving Loan Facility in 2007 and expects to be in this range throughout 2010.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Market Value

Based on quoted market prices, the Senior Discount Notes and the Term Loan Facility had a fair value of approximately $83,762 and $165,519, respectively at December 31, 2009 and the Senior Discount Notes had a fair value of approximately $126,034 at December 31, 2008. Term Loan Facility had fair value of approximately $83,070 at December 31, 2008. The Term Loan Facility had very limited trading volume during the three month period ended December 31, 2008 and therefore, this fair value was based on trading activity in the third quarter of 2008 and adjusted downward reflecting the relative trend in the Loan Credit Default Swap Index (LCDX). The Company had short-term debt of $19,000 outstanding on the Revolving Loan Facility at December 31, 2008, which approximated fair value. As of December 31, 2009, there were no outstanding Revolving Loan Facility borrowings.

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007

Interest costs expensed	$20,972	$23,902	$26,400
Interest costs capitalized	73	632	1,224

Total interest expense and amounts capitalized	$21,045	$24,534	$27,624

The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company, for strategic and financial advisory services on December 10, 1996. Fees for such services, which are included in general and administrative expenses, were $250 per annum. On September 16, 2008, an affiliate fund of BRS liquidated its ownership in the Company. As a result, immediately following the distribution, this affiliate fund held no shares of the Company’s common stock and thus the professional service agreement was terminated. However, as a result of the distribution, affiliates of BRS continue to own shares of the Company’s Common Stock. No amounts were due BRS at December 31, 2009 and 2008.

9.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,355 as of December 31, 2009.

The leases expire at various times through November 30, 2029 and certain leases may be extended at the Company’s option.

In the year ended December 31, 2009, the Company recorded early lease termination costs of $1,305 related to five club closures prior to their lease expiration dates.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2010	$82,028
2011	81,311
2012	78,436
2013	74,869
2014	71,340
Aggregate thereafter	456,927

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2009, 2008 and 2007 was $109,209, $98,763 and $87,738, respectively. Such amounts include additional rent of $20,459, $18,102 and $16,786, respectively.

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

Minimum
Annual Rental

Year Ending December 31,
2010	$3,715
2011	3,349
2012	3,004
2013	2,291
2014	2,038
Aggregate thereafter	30,062

Rental income, including non-cash rental income, for the years ended December 31, 2009, 2008 and 2007 was $4,740, $4,452 and $3,325, respectively. Such amounts include additional rental charges above the base rent of $474, $735 and $102, respectively. We own the building at one of our club locations which houses a rental tenant that generated $1,970, $1,739 and $1,059 of rental income for the years ended December 31, 2009, 2008 and 2007, respectively.

10.	Stockholders’ (Deficit) Equity

a.	Capitalization

The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).

b.	Common Stock Options

Grants vest in full at various dates between June 1, 2010 and December 11, 2013. The vesting of certain grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each grant is generally ten years.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, 2008 and 2007, a total of 719,923, 426,384 and 503,870 Common Stock options were exercisable, respectively.

At December 31, 2009, the Company had 290,780 and 1,992,893 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense related to options, classified within payroll and related on the consolidated statements of income, related to these plans was $1,562, $1,155 and $913 for the years ended December 31, 2009, 2008 and 2007, respectively, and the related tax benefit was $670, $492 and $345 for the years ended December 31, 2009, 2008 and 2007, respectively.

On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees upon the exercise of Options Rights, Stock Appreciation Rights, Restricted Stock, in payment of Performance Shares or other stock-based awards. Under the 2006 Stock Option Plan, stock options may be granted at a price based on the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing and no stock option will be exercisable more than ten years after the date of grant. In March 2008, the Board of Directors adopted the Amended and Restated 2006 Stock Incentive Plan, which, among other things, increased the aggregate number of shares of Common Stock issuable under the plan by 1,200,000 shares to a total of 2,500,000 shares. The 2006 Option Plan, as amended, was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. As of December 31, 2009, there were 567,323 shares available to be issued under the Plan.

The following table summarizes the stock option activity for the years ended December 31, 2007, 2008 and 2009:

		Weighted
		Average
		Exercise
	Common	Price

Balance at January 1, 2007	1,434,960	$8.28
Granted	464,500	17.63
Exercised	(275,085)	7.50
Cancelled	(5,925)	11.22
Forfeited	(121,420)	12.04

Balance at December 31, 2007	1,497,030	11.01
Granted	903,375	4.83
Exercised	(195,700)	6.10
Cancelled	(83,070)	10.45
Forfeited	(240,075)	12.55

Balance at December 31, 2008	1,881,560	8.38
Granted	759,250	2.17
Exercised	(22,400)	1.61
Cancelled	(75,440)	11.36
Forfeited	(259,297)	8.97

Balance at December 31, 2009	2,283,673	$6.23

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option information as of December 31, 2009:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Common
2000 grants	4,200	5 months	$5.36	4,200	$5.36
2003 grants	25,480	46 months	10.29	25,480	10.29
2004 amended and repriced 2000 grants	16,800	5 months	1.61	16,800	1.61
2004 amended and repriced 2001 grants	44,800	18 months	3.39	—	—
2004 amended and repriced 2003 grants	128,240	43 months	6.54	108,640	6.54
2005 grants	54,460	64 months	6.54	30,940	6.54
2006 grants	260,115	72 months	11.83	188,165	12.16
2007 grants	249,000	91 months	17.78	135,917	17.86
2008 grants	747,828	104 months	4.58	210,531	4.86
2009 grants	752,750	119 months	2.17	—	—

Total Grants	2,283,673	96 months	$6.23	719,923	$9.65

Options granted during the year ended December 31, 2009 to employees of the Company and members of the Company’s Board of Directors were as follows:

				Grant
				Date				Risk Free	Expected
	Number of	Exercise	Black-Scholes	Aggregate	Amount		Dividend	Interest	Term
Date	Options	Price	Valuation	Fair Value	Expensed	Volatility	Yield	Rate	(Years)

January 2, 2009	7,000	$3.21	$1.94	$14	$14	69.2%	0.0%	1.81%	5.50
January 20, 2009	12,750	$2.51	$1.63	$21	$4	71.8%	0.0%	1.71%	6.25
December 7, 2009	50,000	$2.56	$1.87	$94	$6	83.9%	0.0%	2.52%	6.25
December 11, 2009	689,500	$2.12	$1.55	$1,069	$58	84.1%	0.0%	2.52%	6.25

Total	759,250

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	($’000s)

Outstanding at December 31, 2009	2,283,673	$6.23	8.0	$156
Vested at December 31, 2009	719,923	$9.66	6.5	$12
Exercisable at December 31, 2009	719,923	$9.66	6.5	$12

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options on December 31, 2009. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes. The total intrinsic value of options exercised was $52 for the year ended December 31, 2009.

As of December 31, 2009, a total of $2,030 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.5 years.

c.	Common Stock Grants

Restricted Stock Grants

There were no restricted stock grants issued in the year ended December 31, 2009. In the year ended December 31, 2008, there were 31,000 shares of restricted stock issued to employees of the Company. The total compensation expense, classified within payroll and related on the consolidated statements of income, related to these plans was $72 and $26 for the years ended December 31, 2009 and 2008, respectively, and the related tax benefit was $31 and $12 for the years ended December 31, 2009 and 2008, respectively. The shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants. There were no restricted stock grants prior to 2008.

The total unrecognized compensation expense of $104 is expected to be recognized through December 4, 2012.

Non-Restricted Stock Grants

For each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, the Company issued non-restricted common stock grants to the Company’s Board of Directors. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Exercise	Grant Date
Date	Shares	Price	Fair Value

March 31, 2009	5,852	$2.99	$17
June 24, 2009	4,666	$3.75	17
September 24, 2009	7,353	$2.38	18
December 24, 2009	7,262	$2.41	18

Total	25,133		$70

d.	Common Stock Repurchases

On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program continued through December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company repurchased 2,095,613 and 1,838,960 shares of common stock, respectively, at a cost of $5,355 and $4,645, respectively.

11.	Asset Acquisition

For the year ended December 31, 2007 the Company completed the acquisition of the assets of a single fitness club. The acquisition was not material to the financial position, results of operations or cash flows of the Company.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired for the year ended December 31, 2007:

Number of clubs acquired	1

Purchase price payable in cash at closing	$4,450

Total purchase price	$4,450

Allocation of purchase price
Fixed assets	$4,626
Other net liabilities acquired	(176)

Total allocation of purchase price	$4,450

For financial reporting purposes, this acquisition was accounted for under the purchase method and, accordingly, the purchase price has been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The results of operations of the clubs have been included in the Company’s consolidated financial statements from the acquisition date.

12.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Years Ended December 31,
	2009	2008	2007

Membership dues	$387,123	$400,874	$374,631
Initiation fees	12,048	13,723	12,315
Personal training revenue	56,971	61,752	56,106
Other club ancillary revenue	24,589	24,329	24,247

Total club revenue	480,731	500,678	467,299
Fees and Other revenue	4,661	6,031	5,616

Total revenue	$485,392	$506,709	$472,915

13.	Corporate Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31, 2009
			State and
	Federal	Foreign	Local	Total

Current	$2,178	$193	$144	$2,515
Deferred	(4,575)	—	(3,740)	(8,315)

	$(2,397)	$193	$(3,596)	$(5,800)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
			State and
	Federal	Foreign	Local	Total

Current	$4,711	$269	$2,145	$7,125
Deferred	3,236	—	(1,157)	2,079

	$7,947	$269	$988	$9,204

	Year Ended December 31, 2007
			State and
	Federal	Foreign	Local	Total

Current	$15,887	$182	$3,983	$20,052
Deferred	(9,377)	—	(2,530)	(11,907)

	$(6,510)	$182	$1,453	$8,145

The components of deferred tax assets consist of the following items:

	December 31,
	2009	2008

Deferred tax assets
Deferred lease liabilities	$15,665	$14,479
Deferred revenue	8,253	10,233
Deferred compensation expense incurred in connection with stock options	2,046	1,262
State net operating loss carry-forwards	877	1,018
Interest accretion	27,419	22,816
Accruals, reserves and other	6,287	7,845

	$60,547	$57,653

Deferred tax liabilities
Fixed assets and intangible assets	$7,336	$9,449
Deferred costs	2,630	5,938

	9,966	15,387

Net deferred tax assets	$50,581	$42,266

As of December 31, 2009, the Company has post-apportioned state NOL carry-forwards of $14,525. Such amounts expire between December 31, 2021 and December 31, 2026. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2009 will be realized.

The Company’s foreign pre-tax earnings related to the Swiss entity were $829, $1,044 and $797 for the years ended December 31, 2009, 2008 and 2007, respectively and the related current tax provisions were $193, $269 and $182, respectively. In December 2009, the Company decided that the cumulative earnings of the Swiss clubs could be invested in the U.S. Accordingly, in accordance with ASC 740-30, the Company has recognized a deferred tax liability of $637 for the U.S. taxes on the total cumulative earnings of the Swiss clubs.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Federal statutory tax rate	(35)%	35%	35%
State and local income taxes, net of federal tax benefit	(9)	8	6
Goodwill impairment	—	50	—
Change in state effective income tax rate	(2)	(1)	—
State tax benefit related to insurance premiums	(11)	(12)	(4)
Foreign rate differential	(1)	(1)	(1)
Provision for undistributed earnings of non-U.S. subsidiaries	6	—	—
Other	1	1	1

	(51)%	80%	37%

The 2009 effective tax rate of 51% on our pre-tax loss was higher than the U.S. statutory tax rate primarily due State tax benefit related to insurance premiums and interest paid to the captive insurance company.

The 2008 effective tax rate of 80% was higher than the U.S. statutory tax rate primarily due to the goodwill impairment of clubs that were acquired in stock-based transactions in our Boston Sports club region.

In June 2006, the FASB issued guidance clarifying the accounting for uncertainty in income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company adopted this guidance effective January 1, 2007 and did not have a change to the liability for unrecognized tax benefits as a result of the adoption. Unrecognized tax benefits were $1,155 for the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. As of December 31, 2009, 2008 and 2007, interest expense on unrecognized tax benefits was $53, $53 and $39, respectively. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had accruals for interest or penalties as of December 31, 2009 and 2008 of $145 and $92, respectively. In 2010, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2010.

The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Federal government completed its examination of the years 2006 and 2007 resulting in no additional tax payments. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2007 and prior.

The State of New York is currently examining years 2006 and 2007. The Company is no longer subject to examinations of its income tax returns by the State of New York for years 2005 and prior.

14.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While the Company is unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, the Company intends to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On September 14, 2009, the staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company has been providing documents and testimony on a voluntary basis in response to an informal inquiry by the staff of the SEC, which primarily relates to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. The Company continues to discuss these issues with the SEC Staff and to cooperate fully with the Staff’s investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. On October 2, 2009, TSI, LLC moved for preliminary injunctive relief, demanding that Ajilon immediately turn over the completed work project and licenses needed for the project so that TSI, LLC could evaluate the status of the project and plan for its completion. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On October 15, 2009, the court issued its first ruling on TSI, LLC’s motion for preliminary injunctive relief and ordered Ajilon to provide certain materials created in connection with the project, including the computer source code written for GIMS, and reserved judgment on other aspects of TSI, LLC’s request. On December 10, 2009, the Court denied TSI, LLC’s application for a preliminary injunction requiring Ajilon to provide certain licenses for software used to run GIMS. TSI, LLC’s claim for permanent relief remains pending. The litigation is currently in the discovery phase, and the Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.

In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company believes, however, that the ultimate resolution of these current matters will not have a material adverse effect on its financial statements taken as a whole.

15.	Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $225 and $180 were made in March 2009 and March 2008, respectively, for the Plan years ended December 31, 2008 and 2007, respectively. The Company expects to make an employer matching contribution of approximately $221 in March 2010 for the Plan year ended December 31, 2009.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b)		(c)	(d)

Net revenue	$126,709	$122,620	$119,282	$114,322
Operating income (loss)	5,578	8,778	1,444	(7,929)
Net income (loss)	639	2,524	(1,485)	(7,346)
Earnings (loss) per share(a)
Basic	$0.03	$0.11	$(0.07)	$(0.33)
Diluted	$0.03	$0.11	$(0.07)	$(0.33)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(e)	(f)	(g)

Net revenue	$126,320	$129,393	$128,109	$122,887
Operating income	14,081	16,466	11,581	(9,311)
Net income (loss)	4,811	6,801	3,840	(13,115)
Earnings (loss) per share(a)
Basic	$0.18	$0.26	$0.15	$(0.51)
Diluted	$0.18	$0.26	$0.14	$(0.51)

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)	Net income and earnings per share for the first quarter of 2009 include $639 and ($0.03), respectively, for the effect of impairment of fixed assets, net of tax.

(c)	Net loss and loss per share for the third quarter of 2009 include $1,962 and ($0.09), respectively for the effect of impairment of fixed assets, net of tax.

(d)	Net loss and loss per share for the fourth quarter of 2009 include $6,948 and ($0.31), respectively for the effect of impairments of fixed assets and internal-use software, net of tax, $424 and ($0.02), respectively, related to a previous accounting error in deferring the salaries of membership consultants and $302 and $0.01, respectively, related to the correction of a rent settlement recorded in the second quarter of 2009, net of tax.

(e)	Net income and earnings per share for the second quarter of 2008 include $648 and ($0.02), respectively, for the effect of impairments of fixed assets, net of tax.

(f)	Net income and earnings per share for the third quarter of 2008 include $476 and ($0.02), respectively, for the effect of impairments of fixed assets, net of tax.

(g)	Net loss and loss per share for the fourth quarter of 2008 include $16,925 and ($0.66), respectively, for the effect of impairments of fixed assets and goodwill, net of tax.

Exhibit Index

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2008).
4.1	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc, and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-114210 (the “S-4 Registration Statement”)).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).
10.1	Credit Agreement dated as of February 27, 2007, by and among Town Sports International Holdings, Inc. and Town Sports International, LLC, and Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities, Inc., as sole lead arranger and book manager, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.2	First Amendment to Credit Agreement, dated as of July 15, 2009, among Town Sports International Holdings, Inc., Town Sports International, LLC, as the borrower, the lenders from time to time party to the Credit Agreement, dated as of February 27, 2007, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 17, 2009).
10.3	Subsidiaries Guaranty dated as of February 27, 2007, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.4	Borrower/Sub Pledge Agreement, dated as of February 27, 2007, among each of the pledgors named therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.5	Security Agreement, dated as of February 27, 2007, made by each of the assignors named therein in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.6	Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement).
10.7	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).
10.8	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).
10.9	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).

Exhibit
No.		Description of Exhibit

10.10		Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto (incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement).
10.11		Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement).
10.12		Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.9 of the S-4 Registration Statement).
10.13		Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 10.10 of the S-4 Registration Statement).
*10	.14	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).
*10	.15	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.16	Amended and Restated 2006 Stock Incentive Plan (the “2006 Incentive Plan”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2008).
*10	.17	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.19	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 28, 2007).
*10	.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.21	Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
*10	.22	2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 of the S-1 Registration Statement).
*10	.23	Amended Non-Employee Director Compensation Plan Summary (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
*10	.24	Offer Letter to David M. Kastin, Senior Vice President — General Counsel, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.25	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.26	Form of Executive Severance Agreement between the Registrant and each of Alexander Alimanestianu, Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.27	Form of Amendment to Executive Severance Agreement between the Registrant and each of Alexander Alimanestianu, Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.28	Form of Amended and Restated Executive Severance Agreement between the Registrant and Scott Milford (filed herewith).
*10	.29	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).
*10	.30	Letter Agreement, dated December 7, 2009, between the Registrant and James Rizzo (filed herewith).
21		Subsidiaries of the Registrant.

Exhibit
No.	Description of Exhibit

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.