Form 10-Q
period 2010-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2010-04-28
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 23, 2010, there were 22,613,748 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2010

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(All figures in $’000s except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,046	$10,758
Accounts receivable (less allowance for doubtful accounts of $2,415 and $2,410 as of March 31, 2010 and December 31, 2009, respectively)	5,035	4,295
Inventory	298	224
Prepaid corporate income taxes	442	1,274
Prepaid expenses and other current assets	7,383	10,264

Total current assets	38,204	26,815
Fixed assets, net	328,401	340,277
Goodwill	32,636	32,636
Intangible assets, net	100	149
Deferred tax assets, net	52,480	50,581
Deferred membership costs	5,089	6,079
Other assets	10,466	10,929

Total assets	$467,376	$467,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,850	$1,850
Accounts payable	4,772	6,011
Accrued expenses	26,388	23,656
Accrued interest	2,778	6,573
Deferred revenue	38,813	35,346

Total current liabilities	74,601	73,436
Long-term debt	316,050	316,513
Deferred lease liabilities	70,642	71,438
Deferred revenue	2,040	1,488
Other liabilities	12,750	12,824

Total liabilities	476,083	475,699
Contingencies (Note 9)
Stockholders’ deficit :
Common stock, $.001 par value; issued and outstanding 22,613,748 and 22,603,199 shares at March 31, 2010 and December 31, 2009, respectively	23	23
Paid-in capital	(22,185)	(22,572)
Accumulated other comprehensive income (currency translation adjustment)	1,198	1,327
Retained earnings	12,257	12,989

Total stockholders’ deficit	(8,707)	(8,233)

Total liabilities and stockholders’ deficit	$467,376	$467,466

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Club operations	$116,595	$125,468
Fees and other	1,164	1,241

	117,759	126,709

Operating Expenses:
Payroll and related	48,511	50,747
Club operating	43,468	46,610
General and administrative	8,939	8,347
Depreciation and amortization	13,654	14,296
Impairment of fixed assets	389	1,131

	114,961	121,131

Operating income	2,798	5,578
Interest expense	5,184	5,277
Interest income	(18)	(1)
Equity in the earnings of investees and rental income	(536)	(611)

(Loss) income before provision for corporate income taxes	(1,832)	913

(Benefit) provision for corporate income taxes	(1,100)	274

Net (loss) income	$(732)	$639

(Loss) earnings per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	22,605,236	23,207,417
Diluted	22,605,236	23,245,843

Statements of Comprehensive (Loss) Income
Net (loss) income	$(732)	$639
Foreign currency translation adjustments	(129)	(320)

Comprehensive (loss) income	$(861)	$319

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(All figures in $’000s)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(732)	$639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,654	14,296
Impairment of fixed assets	389	1,131
Non-cash interest expense on Senior Discount Notes	—	1,203
Amortization of debt issuance costs	253	200
Non-cash rental expense, net of non-cash rental income	(934)	(245)
Compensation expense incurred in connection with stock options and common stock grants	369	415
Increase in deferred tax asset	(1,899)	(1,000)
Net change in certain operating assets and liabilities	5,485	2,042
Decrease in deferred membership costs	990	469
Landlord contributions to tenant improvements	100	1,958
(Decrease) increase in insurance reserves	(229)	1,512
Other	172	(41)

Total adjustments	18,350	21,940

Net cash provided by operating activities	17,618	22,579

Cash flows from investing activities:
Capital expenditures	(2,809)	(18,460)

Net cash used in investing activities	(2,809)	(18,460)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	—	41,000
Repayment of borrowings on Revolving Loan Facility	—	(42,000)
Repayment of long term borrowings	(463)	(463)
Change in book overdraft	—	174
Repurchase of common stock	—	(5,355)
Tax benefit from stock option exercises	18	—

Net cash used in financing activities	(445)	(6,644)

Effect of exchange rate changes on cash	(76)	(263)

Net increase (decrease) in cash and cash equivalents	14,288	(2,788)
Cash and cash equivalents beginning of period	10,758	10,399

Cash and cash equivalents end of period	$25,046	$7,611

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(752)	$(958)
Increase in inventory	(74)	(179)
Decrease in prepaid expenses and other current assets	2,740	1,148
Increase (decrease) in accounts payable, accrued expenses and accrued interest	2,527	(1,550)
(Decrease) increase in accrued interest on Senior Discount Notes	(3,807)	2,538
Change in prepaid corporate income taxes and corporate income taxes payable	831	546
Increase in deferred revenue	4,020	497

Net change in certain working capital components	$5,485	$2,042

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,971	$1,723

Cash payments for income taxes	$30	$460

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of March 31, 2010, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 161 fitness clubs (“clubs”) comprised of 109 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and notes thereto, included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.
     As disclosed in Note 2 — Correction of an Accounting Error to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, the results for the year ended December 31, 2009 include the correction of an accounting error that resulted in a cumulative charge to payroll and related expense and a related decrease in deferred membership costs on the Company’s consolidated statement of operations and consolidated balance sheet, respectively. The Company determined that the impact of this error on all prior periods, as well as the correction of the error in the quarter ended December 31, 2009, was immaterial to all periods and accordingly, the Company did not restate its prior period results. The Company is no longer deferring a portion of membership consultants’ salaries and related taxes and benefits, however it will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses. The results for the three months ended March 31, 2009 include an overstatement of payroll and related expense for costs related to prior periods of $188, net of taxes.
     Certain reclassifications were made to the reported amounts as of December 31, 2009 to conform to the presentation as of March 31, 2010 and to the reported amounts for the three months ended March 31, 2009 to conform to the presentation for the three months ended March 31, 2010.
2. Recent Accounting Pronouncements
     In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the condensed consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately.
     In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. The

Company does not expect this accounting guidance to have a material impact on our financial position or results of operations.
     Effective January 1, 2010, the Company adopted the FASB issued guidance which changes the way that companies account for Variable Interest Entities (“VIEs”). The adoption of this guidance did not have an impact on our consolidated financial statements. The Company has investments in two partly-owned clubs, Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively, the “Affiliates”). The Company accounts for these Affiliates in accordance with the equity method of accounting.
     The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits. The Affiliates have operations, which are similar, and related to, those of the Company. The Company has determined that the Affiliates are VIEs, however, the Company is not the primary beneficiary.
     The Company’s maximum exposure to loss as a result of its involvement with the Affiliates is limited to its investment balance plus any outstanding intercompany receivable. The assets, liabilities, equity and operating results of the Affiliates and the Company’s pro rata share of the Affiliates’ net assets and operating results were not material for all periods presented.
3. Long-Term Debt

	March 31,	December 31,
	2010	2009
Term Loan Facility	$179,450	$179,913
11% Senior Discount Notes	138,450	138,450

	317,900	318,363
Less: Current portion due within one year	1,850	1,850

Long-term portion	$316,050	$316,513

     On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of an $185,000 term loan facility (the “Term Loan Facility”) and a $75,000 revolving credit facility (the “Revolving Loan Facility”).
     On July 15, 2009, the Company and TSI, LLC entered into the First Amendment to the 2007 Senior Credit Facility (the “Amendment”), which amended the definition of “Consolidated EBITDA” as defined in the 2007 Senior Credit Facility, to permit TSI, LLC (as Borrower), solely for purposes of determining compliance with the maximum total leverage ratio covenant, to add back the amount of non-cash charges relating to the impairment or write-down of fixed assets, intangible assets and goodwill. The Amendment also reduced the total Revolving Loan Facility by 15%, from $75,000 to $63,750. Additionally, the Company incurred an aggregate of approximately $615 in fees and expenses related to the Amendment.
     Borrowings under the Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the 11% Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter. As of March 31, 2010, the Company has paid $5,550 of the outstanding principal.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25%, as defined in the 2007 Senior Credit Facility. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of March 31, 2010, the Company’s leverage ratio was 2.39:1.00. As of March 31, 2010, there were no outstanding Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $15,056. The unutilized portion of the Revolving Loan Facility as of March 31, 2010 was $48,694.

Fair Market Value
     Based on quoted market prices, the 11% Senior Discount Notes and the Term Loan Facility had a fair value of approximately $119,240 and $168,683, respectively at March 31, 2010 and $83,762 and $165,519, respectively at December 31, 2009.
4. (Loss) Earnings Per Share
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
     The following table summarizes the weighted average number of common shares for basic and diluted earnings (loss) per share (“EPS”) computations.

	Three Months Ended March 31,
	2010	2009
Weighted average number of common share outstanding — basic	22,605,236	23,207,417
Effect of dilutive stock options	—	38,426

Weighted average number of common shares outstanding — diluted	22,605,236	23,245,843

(Loss) earnings per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
     For the three months ended March 31, 2009, we did not include options and restricted stock awards totaling 1,841,955 shares of the Company’s common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
     For the three months ended March 31, 2010, there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company had a net loss for this period.
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
     At March 31, 2010, the Company had 277,480 and 1,879,023 shares of restricted stock and stock options outstanding under the 2004 Plan and the 2006 Plan, respectively.

Option Grants
Options granted during the three months ended March 31, 2010 to employees of the Company and members of the Company’s Board of Directors were as follows:

						Risk Free	Expected
	Number of	Exercise	Black-Scholes		Dividend	Interest	Term
Date	Options	Price	Valuation	Volatility	Yield	Rate	(Years)
January 4, 2010	7,000	$2.47	$1.73	83.99%	0.0%	2.83%	5.50
January 4, 2010	7,500	$2.47	$1.81	83.99%	0.0%	3.18%	6.25

Total	14,500

     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $347 and $385 for the three months ended March 31, 2010 and March 31, 2009, respectively.
     As of March 31, 2010, a total of $1,820 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.3 years.
Restricted Stock Grants
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock granted under the 2006 Plan and the 2004 Plan was $9 for the three months ended March 31, 2010 and $13 for the three months March 31, 2009.
     As of March 31, 2010, a total of $64 in unrecognized compensation expense related to restricted stock grants is expected to be recognized over a weighted-average period of 2.4 years. There was no restricted stock granted during the three months ended March 31, 2010.
Non-Restricted Stock Grants
      In the three months ended March 31, 2010, the Company issued non-restricted common stock grants to the Company’s Board of Directors. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Price Per	Grant Date Fair
Date	Shares	Share	Value
March 25, 2010	3,049	$4.10	$13
6. Fixed Asset Impairment
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended March 31, 2010, the Company tested seven underperforming clubs and recorded impairment losses of $389 on leasehold improvements and furniture and fixtures at two of these clubs that experienced decreased profitability and sales levels below expectations and were therefore written down to their fair values of zero. The five clubs tested that did not have impairment charges had an aggregate of $4,997 of net leasehold improvements and furniture and fixtures remaining as of March 31, 2010.
     The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. The Company’s non-financial assets and liabilities that are reported at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet, as of March 31, 2010, were as follows:

Basis of Fair Value Measurements
Quoted Prices in
	Fair Value of	Active markets for	Significant Other	Significant
	Assets	Identical Items	Observable Inputs	Unobservable Inputs
	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Fixed assets	$—	$—	$—	$—
     The impairment losses are included as a separate line in operating income on the condensed consolidated statement of operations.
7. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of March 31, 2010, the BSC, WSC and PSC regions do not have goodwill balances.
     In the three months ended March 31, 2010 and 2009, the Company performed its annual impairment test. The March 31, 2010 and 2009 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.
     Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company did not have a goodwill impairment charge in the reporting units with remaining goodwill as a result of the interim test given the profitability of these units.
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
     Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years or longer) for all reporting units. The Company used discount rates ranging between 12.5% and 16.6%, compounded annual revenue growth ranging from 1.0% to 6.3% and a terminal growth rate of 3%. These assumptions were calculated separately for each reporting unit. Given the current economic and consumer environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of March 31, 2010, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ended March 31, 2011 or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. As of March 31, 2010, the implied fair value of NYSC was 30% greater than book value and the estimated fair value of SSC was 73% greater than book value.
     The changes in the carrying amount of goodwill from January 1, 2009 through March 31, 2010 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2009
Goodwill	$31,403	$15,766	$1,070	$3,982	$52,221
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,070	137	32,610
Changes due to foreign currency exchange rate fluctuations	—	—	26	—	26
Impairment of goodwill	—	—	—	—	—

Balance as of December 31, 2009
Goodwill	31,403	15,766	1,096	3,982	52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Balance as of March 31, 2010
Goodwill	31,403	15,766	1,096	3,982	52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,096	$137	$32,636

     Intangible assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Covenants-not-to-compete	$1,508	$1,508
Accumulated amortization	(1,408)	(1,359)

	$100	$149

8. Income Taxes
     The Company has determined our income tax provision for the three months ended March 31, 2010 on a discrete basis. The Company could not reliably estimate its 2010 effective annual tax rate because minor changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, the Company calculated its effective tax rate based on pre-tax results through the three months ended March 31, 2010.
     As of March 31, 2010, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2010. In 2010, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2010.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of March 31, 2010, the amount accrued for interest was $158.
     The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The IRS examined the Company’s 2006 and 2007 federal income tax returns and concluded those audits with no findings. The Company is no longer subject to examinations of its Federal Income Tax Returns by the Internal Revenue Service for the years 2007 and prior.
     The Company recorded a benefit for corporate income taxes of $1,100 for the three months ended March 31, 2010 compared to a provision of $274 for the three months ended March 31, 2009. The Company’s effective tax rate was (60) % in the three months ended March 31, 2010 compared to 30% in the three months ended March 31, 2009. The expected benefits from the Company’s Captive Insurance arrangement decreased the Company’s effective tax rate on the Company’s pre-tax loss in the three months ended March 31, 2010 and the three months ended March 31, 2009.
     As of March 31, 2010, the Company has net deferred tax assets of $52,480. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2009, the Company incurred losses and may continue to incur losses in 2010. However, the Company has historically been a taxpayer and projects that it will be in a three year cumulative income position as of December 31, 2010. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has no net operating loss carry-forwards, except for an immaterial amount related to the state of Pennsylvania. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs significant losses in 2010, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the captive insurance company is being discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax-analysis above.
9. Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. While the Company is unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, the Company intends to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900, which has not been accrued in the Company’s condensed consolidated financial statements. The litigation is currently in the discovery phase, and the Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.
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

10. Subsequent Event
     On April 23, 2010, one of the Company’s landlords exercised its right to terminate a lease prior to its stated expiration date. The lease will terminate effective August 26, 2010. The Company expects to record approximately $1,700 of fixed asset impairment charges in the three months ended June 30, 2010 related to this future club closing.

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operations
Introduction
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
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2010, the Company, through its subsidiaries, operated 161 fitness clubs under our four key brand names: “New York Sports Clubs;” “Boston Sports Clubs;” “Philadelphia Sports Clubs;” and “Washington Sports Clubs”. These clubs collectively served approximately 495,000 members, excluding short-term and seasonal members. We are the largest fitness club owner and operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and owned and operated a total of 109 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2010. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2010. In addition, we owned and operated three clubs in Switzerland as of March 31, 2010. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. We target all individuals within each of our regions who aspire to a healthy lifestyle. We believe that the majority of our members have annual household income levels between $50,000 and $150,000. We believe that the upper value segment is not only the broadest segment of the market, but also the segment with the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
Revenue and operating expenses
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and fees comprised 80.5% of our total revenue for the three months ended March 31, 2010. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the three months ended March 31, 2010, we generated 12.6% of our revenue from personal training and 5.9% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.0% of our total revenue for the three months ended March 31, 2010) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

     Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended March 31, 2010 and December 31, 2009, our monthly average attrition rate was 3.5% and 3.6%, respectively. We expect attrition to continue to improve in the year-ending December 31, 2010 when compared to the year ended December 31, 2009 due to an enhanced member experience, a more stabilized economy and improved member retention programs.
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
     General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statement of operations and are not included in general and administrative expenses.
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. In the three months ended March 31, 2010, membership at our clubs open over 24 months decreased approximately 7.5%. Membership at these clubs may decrease throughout the remainder of 2010 if consumer confidence and spending continues to be under pressure and if the number of competitors offering lower cost memberships with lower dues in our markets continues to grow.
     As of March 31, 2010, 159 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.
Historical Club Count
     The following table sets forth the changes in our club count during each of the quarters in 2009 and the first quarter of 2010.

	2009
					Full-	2010
	Q1	Q2	Q3	Q4	Year	Q1
Wholly owned clubs operated at beginning of period	164	165	164	163	164	159
New clubs opened	4	—	—	—	4	—
Clubs closed, relocated or merged	(3)	(1)	(1)	(4)	(9)	—

Wholly owned clubs at end of period	165	164	163	159	159	159

Total clubs operated at end of period (1)	167	166	165	161	161	161

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during the first quarter of 2010 and each of the quarters in 2009, we managed four university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increases and decreases as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
     Key determinants of the comparable club revenue decreases shown in the table below are new memberships, member retention rates, pricing and ancillary revenue.

2009:
Three months ended March 31, 2009	(2.1)%
Three months ended June 30, 2009	(6.3)%
Three months ended September 30, 2009	(7.0)%
Three months ended December 31, 2009	(7.1)%
2010:
Three months ended March 31, 2010	(6.0)%
     As shown above, comparable club revenue had been consistently trending downward in the year ended December 31, 2009; however comparable club revenue is beginning to show slight improvement in the first quarter of 2010.
     In the three months ended March 31, 2010, membership at our comparable clubs decreased 4.6% as compared to the same period the prior year. This decline in membership coupled with expected decreases in personal training revenue is expected to be a contributing factor to decreases in comparable club revenue and therefore operating margins. We expect the decreases in comparable club revenue to continue to moderate during the remainder of the 2010.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months
	Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	41.2	40.0
Club operating	36.9	36.8
General and administrative	7.6	6.6
Depreciation and amortization	11.6	11.3
Impairment of fixed assets	0.3	0.9

	97.6	95.6

Operating income	2.4	4.4
Interest expense	4.4	4.2
Interest income	—	—
Equity in the earnings of investees and rental income	(0.5)	(0.5)

(Loss) income before (benefit) provision for corporate income taxes	(1.5)	0.7

(Benefit) provision for corporate income taxes	(0.9)	0.2

Net (loss) income	(0.6)%	0.5%

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2009
Revenue (in $’000s) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$92,809	78.8%	$100,708	79.5%	(7.8)%
Initiation fees	2,024	1.7%	3,164	2.5%	(36.0)%

Membership revenue	94,833	80.5%	103,872	82.0%	(8.7)%

Personal training revenue	14,799	12.6%	15,001	11.8%	(1.3)%
Other ancillary club revenue	6,963	5.9%	6,595	5.2%	5.6%

Ancillary club revenue	21,762	18.5%	21,596	17.0%	0.8%
Fees and other revenue	1,164	1.0%	1,241	1.0%	(6.2)%

Total revenue	$117,759	100.0%	$126,709	100.0%	(7.1)%

     Revenue decreased 7.1% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease in revenue was driven primarily by a decline in membership revenue resulting from the decrease in member count when comparing the three months ended March 31, 2010 to the same period in 2009. For the three months ended March 31, 2010, revenues increased $2.6 million as compared to the three months ended March 31, 2009 at the 11 clubs opened or acquired subsequent to March 31, 2008. For the three months ended March 31, 2010, revenue decreased 7.5% or $9.0 million at our clubs opened or acquired prior to March 31, 2008 and $2.6 million at the 12 clubs that were closed subsequent to March 31, 2008.
     Comparable club revenue decreased 6.0% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Of this 6.0% decrease, 3.4% was due to a decrease in membership, 1.9% was due to a decrease in price and 0.7% was due to a decrease in ancillary club revenue and fees and other revenue.
Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2010	2009	% Variance
Payroll and related	$48,511	$50,747	(4.4)%
Club operating	43,468	46,610	(6.7)%
General and administrative	8,939	8,347	7.1%
Depreciation and amortization	13,654	14,296	(4.5)%
Impairment of fixed assets	389	1,131	(65.6)%

Operating expenses	$114,961	$121,131	(5.1)%

     Operating expenses for the three months ended March 31, 2010 were impacted by a 2.2% decrease in total club usage year over year and a 4.4% decrease in the total months of club operation from 499 to 477, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. The decrease is directly related to the decrease in total months of club operation. In the three months ended March 31, 2010, we recorded severance charges of $472,000 compared to $496,000 in the same period in 2009.
     As a percentage of total revenue, payroll and related expenses increased to 41.2% in the three months ended March 31, 2010 from 40.0% in the three months ended March 31, 2009.

     Club operating. Operating expenses relating to laundry and towels decreased approximately $1.2 million primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.
     As a percentage of total revenue, club operating expenses increased to 36.9% in the three months ended March 31, 2010 from 36.8% in the three months ended March 31, 2009.
     General and administrative. The increase in general and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was principally attributable to increases in legal and related fees for various litigations as well as costs related to our first annual leadership conference in the three months ended March 31, 2010. Offsetting these increases was a decrease in general liability insurance expense due to a reduction in claims activity and therefore a reduction of claims reserves. In addition, during the three months ended March 31, 2010, we benefited from our cost reduction efforts within various general and administrative expense accounts.
     As a percentage of total revenue, general and administrative expenses increased to 7.6% in the three months ended March 31, 2010 from 6.6% in three months ended March 31, 2009.
     Depreciation and amortization. In the three months ended March 31, 2010 compared to the three months ended March 31, 2009, depreciation and amortization decreased due to the accelerated depreciation related to clubs closed prior to lease expiration dates in the three months ended March 31, 2009 and the closing of six clubs subsequent to March 31, 2009. In addition, in the year ended December 31, 2009, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated.
     As a percentage of total revenue, depreciation and amortization expenses increased to 11.6% in the three months ended March 31, 2010 from 11.3% in three months ended March 31, 2009.
     Impairment of fixed assets. In the three months ended March 31, 2010 and March 31, 2009, we recorded fixed asset impairment charges totaling $389,000 and $1.1 million, respectively, which represented the write-offs of fixed assets at two and four underperforming clubs, respectively.
Interest Expense
     Interest expense decreased $93,000 or 1.8%, from $5.3 million in the three months ended March 31, 2009 to $5.2 million for the three months ended March 31, 2010. This decrease results from the lower variable rate of interest recorded on a lower principal amount for our Term Loan Facility during the three months ended March 31, 2010. For the three months ended March 31, 2009, the average variable interest rate on the Term Loan Facility was approximately 2.4%, while the average variable interest rate for the three months ended March 31, 2010 was approximately 2.1%. Each year we repay $1.9 million of the principal on the Term Loan Facility. In addition, we had outstanding borrowings on our Revolving Loan facility throughout the three months ended March 31, 2009, on which interest rates ranged from 2.7% to 4.5% and in the three months ended March 31, 2010 we had no such borrowings.
(Benefit) Provision for Corporate Income Taxes
     We determined our income tax provision for the three months ended March 31, 2010 on a discrete basis. We could not reliably estimate our 2010 effective annual tax rate because minor changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the three months ended March 31, 2010.
     We recorded a benefit for corporate income taxes of $1.1 million for the three months ended March 31, 2010 compared to a provision of $274,000 for the three months ended March 31, 2009. Our effective tax rate was (60)% in the three months ended March 31, 2010 compared to 30% in the three months ended March 31, 2009. The expected benefits from our Captive Insurance arrangement decreased our effective tax rate on our pre-tax loss in the three months ended March 31, 2010 and on our pre-tax income in the three months ended March 31, 2009.
     As of March 31, 2010, we had net deferred tax assets of $52.5 million. Quarterly, we assess the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2009, we incurred losses and may continue to incur losses in 2010. However, we have historically been a taxpayer and project that we will be in a three year cumulative income position as of December 31, 2010. In addition, we, based on recent trends, project improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. We have no net operating loss carry-forwards, except for an immaterial amount related to the state of Pennsylvania. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur significant losses in 2010, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the captive insurance company is being discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax-analysis above.

Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.
     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2010 decreased 22.0% to $17.6 million compared to $22.6 million for the three months ended March 31, 2009. This decrease was primarily related to a decrease in overall earnings and the increase in cash paid for interest of $7.2 million. During the three months ended March 31, 2010, we made a semi-annual interest payment of $7.6 million on the 11% Senior Discount Notes. These cash interest payments commenced in August 2009 and accordingly, there were no cash interest payments made during the three months ended March 31, 2009.
     Investing Activities. Net cash used in investing activities decreased 84.8%, or $15.7 million, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Investing activities in the three months ended March 31, 2010 consisted primarily of expanding and remodeling existing clubs and the purchase of new fitness equipment while in the three months ended March 31, 2009, four new clubs were opened.
     For the year ending December 31, 2010, we estimate we will invest a total of $32.0 million to $35.0 million in capital expenditures. This amount will include $23.5 million to continue to upgrade existing clubs, $7.0 million related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network and $1.5 million to $2.5 million to enhance our management information systems. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.
     Financing Activities. Net cash used in financing activities decreased $6.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In the three months ended March 31, 2009, we paid $5.4 million related to repurchases of 2.1 million shares of our common stock and had net repayments on the Revolving Loan Facility of $1.0 million. There were no common stock repurchases or Revolving Loan Facility repayments in the three months ended March 31, 2010. In both three month periods ended March 31, 2010 and 2009, we made $462,500 of principal payments on our outstanding Term Loan Facility.
As of March 31, 2010, our total consolidated debt was $317.9 million. This substantial amount of debt could have significant consequences, including:
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

     As of March 31, 2010, TSI LLC had $179.5 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of March 31, 2010, TSI LLC had elected the Eurodollar rate option, equal to 2.1% as of March 31, 2010. Interest calculated under the base rate option would have equaled 4.0% as of March 31, 2010, if TSI LLC had elected this option. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter. Total principal payments of $5.6 million have been made as of March 31, 2010.
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
     As of March 31, 2010, there were no outstanding borrowings on the Revolving Loan Facility. There were outstanding letters of credit issued at that date of $15.1 million. The unutilized portion of the Revolving Loan Facility as of March 31, 2010 was $48.7 million. As a result of an amendment to the 2007 Senior Credit Facility on July 15, 2009 (the “Amendment”), the total amount of borrowings under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million.
     Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date and the Revolving Loan will mature in 2012. Our 11% Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of the Company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.
     As of March 31, 2010, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2010, we expect we will continue to be in compliance during the remainder of 2010. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of March 31, 2010, the Company’s leverage ratio was 2.39:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of March 31, 2010, permitted aggregate borrowing capacity of $63.8 million was not restricted by the covenants.
     We do not have plans to repurchase our debt. The terms of our 2007 Senior Credit Facility significantly restrict our ability to repurchase our 11% Senior Discount Notes or repurchase a portion of the outstanding Term Loan.
     On February 1, 2009, our 11% Senior Discount Notes became fully accreted with an outstanding balance of $138.5 million. Interest payments of $7.6 million commenced on August 1, 2009 and will be made semi-annually on February 1 and August 1. As of March 31, 2010, we had an aggregate principal amount of $138.5 million of 11% Senior Discount Notes outstanding.
     The terms of the indenture governing our 11% Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict, or prohibit, the payment of dividends by us. Our subsidiaries are permitted under the 2007 Senior Credit Facility and the indenture governing our 11% Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt. For further information regarding our 11% Senior Discount Notes and our 2007 Senior Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     As of March 31, 2010, we had $25.0 million of cash and cash equivalents.

     The aggregate long-term debt and operating lease obligations as of March 31, 2010 were as follows:

	Payments Due by Period (in (’000s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$317,900	$1,850	$3,700	$312,350	$—
Interest payments on long-term debt(1)	72,283	18,912	37,709	15,662	—
Operating lease obligations(2)	827,454	82,227	159,090	144,730	441,407

Total contractual cash obligations	$1,217,637	$102,989	$200,499	$472,742	$441,407

Notes:

(1)	Includes 11% annual interest on the Senior Discount Notes and variable interest on the 2007 Term Loan Facility using the rate of as of March 31, 2010 of 2.1%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $36.4 million at March 31, 2010, as compared with $46.6 million at December 31, 2009. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $38.8 million and $35.3 million at March 31, 2010 and December 31, 2009, respectively. Initiation fees received are deferred and amortized over a 28-month period, which represents the estimated membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The decrease in number of clubs and initiation fees and the increase of our cash balance has decreased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 28 months. These costs are recorded as a long-term asset and as such; do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
Recent Changes in or Recently Issued Accounting Pronouncements
     See Note 2 — Recent Accounting Changes to the condensed consolidated financial statements in this Form 10-Q.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breached involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Form 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of March 31, 2010, a total of $179.5 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the three months ended March 31, 2010, our interest expense would have increased by approximately $450,000. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 8 – Long Tem Debt to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.
Item 4. Controls and Procedures
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
     As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. See Note 9 — Contingencies to the condensed consolidated financial statements in this Form 10-Q. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty.
ITEM 1A. Risk Factors
     There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

ITEM 3. Defaults Upon Senior Securities.
     Not applicable.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     Not applicable.
ITEM 6. Exhibits
          Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.
     From time to time we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alert” section at http://investor.mysportsclubs.com.
     The foregoing information regarding our web site and its content is for convenience only. The content of our web site is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

SIGNATURES
     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: April 28, 2010

By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina.

10.2	Letter Agreement, dated March 19, 2010, between the Registrant and Alexander Alimanestianu.

10.3	Amended and Restated Executive Severance Agreement between the Registrant and Robert Giardina (incorporate by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.