Form 10-Q
period 2010-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2010-08-02
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 26, 2010, there were 22,645,618 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations and Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. (Removed and Reserved)	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(All figures in $’000s except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,938	$10,758
Accounts receivable (less allowance for doubtful accounts of $2,637 and $2,410 as of June 30, 2010 and December 31, 2009, respectively)	5,366	4,295
Inventory	220	224
Prepaid corporate income taxes	2,616	1,274
Prepaid expenses and other current assets	9,013	10,264

Total current assets	50,153	26,815
Fixed assets, net	315,408	340,277
Goodwill	32,627	32,636
Intangible assets, net	78	149
Deferred tax assets, net	54,752	50,581
Deferred membership costs	4,189	6,079
Other assets	9,789	10,929

Total assets	$466,996	$467,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,850	$1,850
Accounts payable	5,546	6,011
Accrued expenses	25,830	23,656
Accrued interest	6,586	6,573
Deferred revenue	38,297	35,346

Total current liabilities	78,109	73,436
Long-term debt	315,587	316,513
Deferred lease liabilities	69,538	71,438
Deferred revenue	1,939	1,488
Other liabilities	11,019	12,824

Total liabilities	476,192	475,699
Contingencies (Note 9)
Stockholders’ deficit :
Common stock, $.001 par value; issued and outstanding 22,645,618 and 22,603,199 shares at June 30, 2010 and December 31, 2009, respectively	23	23
Paid-in capital	(21,774)	(22,572)
Accumulated other comprehensive income (currency translation adjustment)	1,113	1,327
Retained earnings	11,442	12,989

Total stockholders’ deficit	(9,196)	(8,233)

Total liabilities and stockholders’ deficit	$466,996	$467,466

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2010 and 2009
(All figures in $’000s except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Club operations	$116,172	$122,620	$232,767	$248,088
Fees and other	1,264	1,292	2,428	2,533

	117,436	123,912	235,195	250,621

Operating Expenses:
Payroll and related	48,605	48,246	97,116	98,993
Club operating	43,804	45,054	87,272	91,664
General and administrative	6,292	7,488	15,231	15,835
Depreciation and amortization	13,407	14,346	27,061	28,642
Impairment of fixed assets	2,865	—	3,254	1,131

	114,973	115,134	229,934	236,265

Operating income	2,463	8,778	5,261	14,356
Interest expense	5,179	5,289	10,363	10,566
Interest income	(17)	—	(35)	(1)
Equity in the earnings of investees and rental income	(518)	(398)	(1,054)	(1,009)

(Loss) income before (benefit) provision for corporate income taxes	(2,181)	3,887	(4,013)	4,800
(Benefit) provision for corporate income taxes	(1,366)	1,363	(2,466)	1,637

Net (loss) income	$(815)	$2,524	$(1,547)	$3,163

(Loss) earnings per share:
Basic	$(0.04)	$0.11	$(0.07)	$0.14
Diluted	$(0.04)	$0.11	$(0.07)	$0.14
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	22,625,137	22,546,449	22,615,241	22,875,107
Diluted	22,625,137	22,592,436	22,615,241	22,924,421

Statements of Comprehensive (Loss) Income
Net (loss) income	$(815)	$2,524	$(1,547)	$3,163
Foreign currency translation adjustments	(85)	243	(214)	(77)

Comprehensive (loss) income	$(900)	$2,767	$(1,761)	$3,086

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(All figures in $’000s)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,547)	$3,163
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,061	28,642
Impairment of fixed assets	3,254	1,131
Non-cash interest expense on Senior Discount Notes	—	1,203
Amortization of debt issuance costs	506	406
Non-cash rental expense, net of non-cash rental income	(2,171)	(667)
Compensation expense incurred in connection with stock options and common stock grants	737	841
Increase in deferred tax asset	(4,171)	(2,474)
Net change in certain operating assets and liabilities	4,409	10,945
Decrease in deferred membership costs	1,890	4,660
Landlord contributions to tenant improvements	100	2,993
(Decrease) increase in insurance reserves	(1,081)	301
Other	485	(134)

Total adjustments	31,019	47,847

Net cash provided by operating activities	29,472	51,010

Cash flows from investing activities:
Capital expenditures	(6,262)	(28,485)

Net cash used in investing activities	(6,262)	(28,485)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	—	5,000
Repayment of borrowings on Revolving Loan Facility	—	(19,000)
Repayment of long term borrowings	(925)	(925)
Change in book overdraft	—	126
Repurchase of common stock	—	(5,355)
Proceeds from exercise of stock options	76	36
Tax benefit from stock option exercises	—	21

Net cash used in financing activities	(849)	(20,097)

Effect of exchange rate changes on cash	(181)	(68)

Net increase in cash and cash equivalents	22,180	2,360
Cash and cash equivalents beginning of period	10,758	10,399

Cash and cash equivalents end of period	$32,938	$12,759

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,090)	$(1,035)
Decrease (increase) in inventory	3	(103)
Decrease in prepaid expenses and other current assets	1,084	1,581
Increase in accounts payable, accrued expenses and accrued interest	2,352	452
Increase in accrued interest on Senior Discount Notes	—	6,346
Change in prepaid corporate income taxes and corporate income taxes payable	(1,342)	5,648
Increase (decrease) in deferred revenue	3,402	(1,944)

Net change in certain working capital components	$4,409	$10,945

Supplemental disclosures of cash flow information:
Cash payments for interest	$10,343	$3,046

Cash payments for income taxes	$3,045	$880

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In $’000s except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of June 30, 2010, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 161 fitness clubs (“clubs”) comprised of 109 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.
     Certain reclassifications were made to the reported amounts as of December 31, 2009 to conform to the presentation as of June 30, 2010.
Correction of an Accounting Error
     As disclosed in Note 2 — Correction of an Accounting Error — to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, the results of operations for the year ended December 31, 2009 include a cumulative charge to payroll and related expense and a related decrease in deferred membership costs on the Company’s consolidated statement of operations and consolidated balance sheet, respectively, as a result of the correction of an accounting error. The Company determined that the impact of this error on all prior periods, as well as the correction of the error in the quarter ended December 31, 2009, was immaterial and accordingly, the Company did not restate its prior period results of operations. The Company is no longer deferring a portion of membership consultants’ salaries and related taxes and benefits, however it will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses. The results for the three and six months ended June 30, 2009 include an overstatement of payroll and related expense for costs related to prior periods of $213 and $401, net of taxes, respectively.
Change in Estimated Average Membership Life
     Initiation fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized on a straight-line basis over an estimated average membership life of 25 months. Effective April 1, 2010, the Company changed its estimated average membership life from 28 months to 25 months. The change in estimated average membership life is due principally to an unfavorable trend in membership retention rates. In particular, the membership retention trend of the Company’s pool of members that joined over the last 24 months has exhibited a decline in retention. If the estimated average membership life had remained at 28 months for the three months ended June 30, 2010, the impact would have been an increase in net loss of approximately $54.

2. Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the condensed consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately.
     In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and become effective during the first quarter of 2011. The Company does not expect this accounting guidance to have a material impact on our financial position or results of operations.
     Effective January 1, 2010, the Company adopted the FASB issued guidance which changes the way that companies account for Variable Interest Entities (“VIEs”). The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. The Company has investments in two partly-owned clubs, Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively, the “Affiliates”). The Company accounts for these Affiliates in accordance with the equity method of accounting.
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
3. Long-Term Debt

	June 30,	December 31,
	2010	2009
Term Loan Facility	$178,987	$179,913
11% Senior Discount Notes	138,450	138,450

	317,437	318,363
Less: Current portion due within one year	1,850	1,850

Long-term portion	$315,587	$316,513

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
     Borrowings under the Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the 11% Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter. As of June 30, 2010, the Company has paid $6,012 of the outstanding principal.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25%, as defined in the 2007 Senior Credit Facility. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of June 30, 2010, the Company’s leverage ratio was 2.56:1.00. As of June 30, 2010, there were no outstanding Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $12,427. The unutilized portion of the Revolving Loan Facility as of June 30, 2010 was $51,323.
Fair Market Value
     Based on quoted market prices, the 11% Senior Discount Notes and the Term Loan Facility had a fair value of approximately $125,990 and $166,458, respectively at June 30, 2010 and $83,762 and $165,519, respectively at December 31, 2009.
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
     The following table summarizes the weighted average number of common shares for basic and diluted earnings (loss) per share (“EPS”) computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares of Common Stock outstanding — basic	22,625,137	22,546,449	22,615,241	22,875,106
Effect of dilutive stock options and restricted Common Stock	—	45,987	—	49,315

Weighted average number of shares of Common Stock outstanding — diluted	22,625,137	22,592,436	22,615,241	22,924,421

(Loss) earnings per share:
Basic	$(0.04)	$0.11	$(0.07)	$0.14
Diluted	$(0.04)	$0.11	$(0.07)	$0.14
     For the three and six months ended June 30, 2009, the Company did not include stock options to purchase 1,077,365 and 1,129,165 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

     For the three and six months ended June 30, 2010, there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company reported a net loss for these periods.
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
     At June 30, 2010, the Company had 184,800 and 1,740,471 shares of restricted stock and stock options outstanding under the 2004 Plan and the 2006 Plan, respectively.
Option Grants
Options granted during the six months ended June 30, 2010 to employees of the Company and members of the Company’s Board of Directors were as follows:

						Risk Free	Expected
	Number of	Exercise	Black-Scholes		Dividend	Interest	Term
Date	Options	Price	Valuation	Volatility	Yield	Rate	(Years)
January 4, 2010	7,000	$2.47	$1.73	83.99%	0.0%	2.83%	5.50
January 4, 2010	7,500	$2.47	$1.81	83.99%	0.0%	3.18%	6.25

Total	14,500

     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $347 and $694 for the three and six months ended June 30, 2010, respectively, and $393 and $778 for the three and six months ended June 30, 2009, respectively.
     As of June 30, 2010, a total of $1,516 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Awards
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock granted under the 2006 Plan and the 2004 Plan was $9 and $18 for the three and six months ended June 30, 2010, respectively, and $14 and $27 for the three and six months ended June 30, 2009, respectively.
     As of June 30, 2010, a total of $49 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years. There was no restricted stock awarded during the six months ended June 30, 2010.

Stock Grants
     In the six months ended June 30, 2010, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual retention. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Price Per	Grant Date Fair
Date	Shares	Share	Value
March 25, 2010	3,049	$4.10	$13
June 24, 2010	5,252	$2.38	$12

Total	8,301

6. Fixed Asset Impairment and Club Closures
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended June 30, 2010, the Company tested nine underperforming clubs and recorded impairment losses of $1,181 on leasehold improvements and furniture and fixtures at one of these clubs that experienced decreased profitability and sales levels below expectations and were therefore written down to their fair value of zero. The eight other clubs tested that did not have impairment charges had an aggregate of $8,531 of net leasehold improvements and furniture and fixtures remaining as of June 30, 2010.
     In addition, in the three months ended June 30, 2010, the Company recorded impairment charges of $1,684 related to the planned closure of a club prior to its lease expiration date.
     The impairment losses are included as a separate line in operating income on the condensed consolidated statement of operations.
     The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. The Company’s non-financial assets and liabilities that are reported at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet were zero as of June 30, 2010.
7. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of June 30, 2010, the BSC, WSC and PSC regions do not have goodwill balances.
     As of March 31, 2010 and 2009, the Company performed its annual impairment test. The March 31, 2010 and 2009 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

     The Company’s next annual impairment test will be performed in the quarter ended March 31, 2011 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no triggering events in the three months ended June 30, 2010. As of March 31, 2010, the implied fair value of NYSC was 30% greater than book value and the estimated fair value of SSC was 73% greater than book value.
     The changes in the carrying amount of goodwill from January 1, 2009 through June 30, 2010 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2009
Goodwill	$31,403	$15,766	$1,070	$3,982	$52,221
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,070	137	32,610
Changes due to foreign currency exchange rate fluctuations	—	—	26	—	26
Impairment of goodwill	—	—	—	—	—

Balance as of December 31, 2009
Goodwill	31,403	15,766	1,096	3,982	52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Changes due to foreign currency exchange rate fluctuations	—	—	(9)	—	(9)

Balance as of June 30, 2010
Goodwill	31,403	15,766	1,087	3,982	52,238
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,087	$137	$32,627

     Intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Covenants-not-to-compete	$1,508	$1,508
Accumulated amortization	(1,430)	(1,359)

	$78	$149

8. Income Taxes
     The Company has determined our income tax provision for the six months ended June 30, 2010 on a discrete basis. The Company could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, the Company calculated its effective tax rate based on pre-tax results through the six months ended June 30, 2010.
     The Company recorded a benefit for corporate income taxes of $2,466 for the six months ended June 30, 2010 compared to a provision of $1,637 for the six months ended June 30, 2009. The Company’s effective tax rate was (61%) in the six months ended June 30, 2010 compared to 34% in the six months ended June 30, 2009. The expected benefits from the Company’s Captive Insurance arrangement changed the Company’s effective tax rate on the Company’s pre-tax loss in the six months ended June 30, 2010 from (44%) to (61%) and changed the Company’s effective tax rate on the pre-tax income for the six months ended June 30, 2009 from 49% to 34%.
     As of June 30, 2010, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2010. In 2010, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2010.

     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of June 30, 2010, the amount accrued for interest was $171.
     The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The IRS examined the Company’s 2006 and 2007 federal income tax returns and concluded those audits with no findings. The Company is no longer subject to examinations of its Federal Income Tax Returns by the Internal Revenue Service for the years 2007 and prior.
     As of June 30, 2010, the Company has net deferred tax assets of $54,752. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2009 and in the first and second quarters of 2010, the Company incurred losses and may continue to incur losses in the remainder of 2010. However, the Company has historically been a taxpayer and projects that it will be in a three year cumulative income position as of December 31, 2010. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has no net operating loss carry-forwards, except for an immaterial amount related to the State of Pennsylvania. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs significant losses in 2010, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the Company expects the captive insurance company to be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above.
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
     On September 14, 2009, the Staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company has been providing documents and testimony on a voluntary basis in response to an informal inquiry by the Staff of the SEC, which primarily relates to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. The Company continues to discuss these issues with the SEC Staff and to cooperate fully with the Staff’s investigation. The Company cannot predict the outcome of the investigation, or the timeframe for its conclusion.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900, which has not been accrued in the Company’s condensed consolidated financial statements. The litigation is currently in the discovery phase. The Company is unable at this time to estimate the likelihood of an unfavorable outcome. The Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.

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
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2010, the Company, through its subsidiaries, operated 161 fitness clubs. These clubs collectively served approximately 484,000 members, excluding short-term, seasonal and student members and approximately 12,000 members under our new student membership as of June 30, 2010. We are the largest fitness club owner and operator in Manhattan with 39 locations (more than twice as many as our nearest competitor) and owned and operated a total of 109 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2010. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2010. In addition, we owned and operated three clubs in Switzerland as of June 30, 2010. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and fees comprised 80.5% of our total revenue for the six months ended June 30, 2010. We recognize revenue from membership dues in the month when the services are rendered. Approximately 95.0% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the six months ended June 30, 2010, we generated 12.9% of our revenue from personal training and 5.6% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.0% of our total revenue for the six months ended June 30, 2010) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.
     Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members to maintain our membership and revenue levels. In the three months ended June 30, 2010 and March 31, 2010, our monthly average attrition rate was 3.3% and 3.5%, respectively. We expect attrition to continue to improve in the year-ending December 31, 2010 when compared to the year ended December 31, 2009 when monthly average attrition rate was 3.8%, due to an enhanced member experience, a more stable consumer environment and improved member retention programs.
     Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory and other salary and related expenses, occupancy costs, including most elements of rent, utilities, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, certain facility maintenance, and club supplies.
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
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. In the three months ended June 30, 2010, membership at our clubs open over 24 months decreased approximately 3.7%. Membership at these clubs may decrease throughout the remainder of 2010 if consumer confidence and spending continues to be under pressure and if the number of competitors offering lower cost memberships with lower dues in our markets continues to grow.
     As June 30, 2010, 159 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.
Student Membership
     As part of our efforts to drive member sales, in April 2010, we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. In prior years, we offered a three-month summer membership targeted at students. Although we have no historical data for this new membership type and are uncertain as to how many new student members will terminate their memberships prior to the commencement of the new school year in August or September 2010, we anticipate that more than a meaningful number of these members will continue thereafter as month-to-month members.
Historical Club Count
     The following table sets forth the changes in our club count during each of the quarters in 2009, the full-year 2009 and the first and second quarters of 2010.

	2009					2010
	Q1	Q2	Q3	Q4	Full-Year	Q1	Q2
Wholly owned clubs operated at beginning of period	164	165	164	163	164	159	159
New clubs opened	4	—	—	—	4	—	—
Clubs closed, relocated or merged	(3)	(1)	(1)	(4)	(9)	—	—

Wholly owned clubs at end of period	165	164	163	159	159	159	159

Total clubs operated at end of period (1) (2)	167	166	165	161	161	161	161

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

(2)	In July 2010 we closed one club in Manhattan.

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

2009:
Three months ended March 31, 2009	(2.1)%
Three months ended June 30, 2009	(6.3)%
Three months ended September 30, 2009	(7.0)%
Three months ended December 31, 2009	(7.1)%
2010:
Three months ended March 31, 2010	(6.0)%
Three months ended June 30, 2010	(4.2)%
     As shown above, comparable club revenue had been consistently trending downward in the year ended December 31, 2009; however comparable club revenue decreases showed some improvement in the first and second quarter of 2010. We expect the decreases in comparable club revenue to continue to moderate during the remainder of 2010.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	41.4	38.9	41.3	39.5
Club operating	37.3	36.4	37.1	36.6
General and administrative	5.4	6.0	6.5	6.3
Depreciation and amortization	11.4	11.6	11.5	11.4
Impairment of fixed assets	2.4	—	1.4	0.5

	97.9	92.9	97.8	94.3

Operating income	2.1	7.1	2.2	5.7
Interest expense	4.4	4.3	4.4	4.2
Interest income	—	—	—	—
Equity in the earnings of investees and rental income	(0.4)	(0.3)	(0.5)	(0.4)

(Loss) income before (benefit) provision for corporate income taxes	(1.9)	3.1	(1.7)	1.9

(Benefit) provision for corporate income taxes	(1.2)	1.1	(1.0)	0.7

Net (loss) income	(0.7)%	2.0%	(0.7)%	1.2%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2009
Revenue (in $’000s) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$91,987	78.3%	$98,358	79.4%	(6.5)%
Initiation fees	2,432	2.1%	3,343	2.7%	(27.3)%

Membership revenue	94,419	80.4%	101,701	82.1%	(7.2)%

Personal training revenue	15,582	13.2%	15,169	12.2%	2.7%
Other ancillary club revenue	6,171	5.3%	5,750	4.7%	7.3%

Ancillary club revenue	21,753	18.5%	20,919	16.9%	4.0%
Fees and other revenue	1,264	1.1%	1,292	1.0%	(2.2)%

Total revenue	$117,436	100.0%	$123,912	100.0%	(5.2)%

     Revenue decreased 5.2% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease in revenue was driven primarily by a decline in membership revenue. There was a decrease in member count and therefore less dues collected when comparing the three months ended June 30, 2010 to the same period in 2009. There was also less initiation fees revenue recognized due to a decrease in initiation fees collected and deferred in 2009. For the three months ended June 30, 2010, revenues increased $1.2 million compared to the three months ended June 30, 2009 at the eight clubs opened or acquired subsequent to June 30, 2008. For the three months ended June 30, 2010, revenue decreased 5.4%, or $6.4 million, at our clubs opened or acquired prior to June 30, 2008 and $1.3 million at the 10 clubs that were closed subsequent to June 30, 2008.
     Effective April 1, 2010, we changed the estimated average membership life from 28 months to 25 months. The change in estimated average membership life is principally due to an unfavorable trend in membership retention rates and has the effect of increasing initiation fee revenue recognized in the current period because a shorter amortization period is being applied. In particular, the membership retention trend of our pool of members that joined over the last 24 months exhibited a decline in retention. The change resulted in a $738,000 increase in initiation fee revenue recognized in the three months ended June 30, 2010.
     Comparable club revenue decreased 4.2% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Of this 4.2% decrease, 2.4% was due to a decrease in membership levels and 1.9% was due to a decrease in pricing of club memberships. This is offset by a 0.1% collective increase in ancillary club revenue, initiation fees and other revenue.
Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2010	2009	% Variance
Payroll and related	$48,605	$48,246	0.7%
Club operating	43,804	45,054	(2.8)%
General and administrative	6,292	7,488	(16.0)%
Depreciation and amortization	13,407	14,346	(6.5)%
Impairment of fixed assets	2,865	—	NA

Operating expenses	$114,973	$115,134	(0.1)%

     Operating expenses for the three months ended June 30, 2010 were impacted by a 3.6% decrease in the total months of club operation from 495 to 477, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $2.2 million. The amount of membership consultant payroll deferred over the past two years has been declining with our decline in initiation fees collected. Our payroll costs that we defer are limited to the amount of these initiation fees. This has resulted in a decrease in membership consultant payroll previously deferred but recognized in the three months ended June 30, 2010. Also contributing to this decrease is the increase in the amount of payroll costs deferred in the three months ended June 30, 2010 as initiation fees collected have increased from $703,000 to $2.2 million. The aforementioned decrease in payroll is net of a $641,000 charge reflecting the change in the estimated average membership life from 28 months to 25 months effective April 1, 2010.
•	Payroll related to our membership incentive bonuses was $694,000 higher in the three months ended June 30, 2010 compared to the same period in 2009. We were forecasting our management incentive bonus payout at 100% of target compared to 50% in the same period in 2009.

•	Personal training payroll increased $1.1 million due to the increase in personal training revenue as well as an increase in payroll related to personal training promotions geared at attracting additional private training clientele.

•	Payroll related to severance charges increased $377,000 from corporate employee reductions in the three months ended June 30, 2010.
     As a percentage of total revenue, payroll and related expenses increased to 41.4% in the three months ended June 30, 2010 from 38.9% in the three months ended June 30, 2009.
     Club operating. This change was primarily impacted by the following:
•	Rent and occupancy expenses decreased $687,000. Rent and occupancy costs increased $911,000 at our clubs that opened prior to March 31, 2009 and decreased $487,000 at our clubs that were closed after March 31, 2010. In addition, we recorded early lease termination costs of $411,000 in the three months ended June 30, 2009, for a club that was closed prior to the lease expiration date. We also recorded $700,000 in damages in June 2009 paid to a landlord of one of TSI LLC’s former health clubs.

•	Operating expenses relating to laundry and towels decreased approximately $413,000 primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.
     As a percentage of total revenue, club operating expenses increased to 37.3% in the three months ended June 30, 2010 from 36.4% in three months ended June 30, 2009.
     General and administrative. The decrease in general and administrative expenses for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 was principally attributable to a decrease in general liability insurance expense due to a reduction in claims activity, and therefore, a reduction of claims reserves. In addition, during the three months ended June 30, 2010, we benefited from our cost reduction efforts within various general and administrative expense accounts.
     As a percentage of total revenue, general and administrative expenses decreased to 5.4% in the three months ended June 30, 2010 from 6.0% in three months ended June 30, 2009.
     Depreciation and amortization. In the three months ended June 30, 2010 compared to the three months ended June 30, 2009, depreciation and amortization decreased due to the closing of five clubs subsequent to June 30, 2009. In addition, in the year ended December 31, 2009 and the six months ended June 30, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 11.4% in the three months ended June 30, 2010 from 11.6% in three months ended June 30, 2009.
     Impairment of fixed assets. In the three months ended June 30, 2010, we recorded fixed asset impairment charges totaling $2.9 million, representing $1.2 million of fixed assets at an underperforming club and $1.7 million related to the planned closure of one club prior to its lease expiration date. There were no fixed asset impairment charges recorded in the three months ended June 30, 2009.

(Benefit) Provision for Corporate Income Taxes
     We determined our income tax provision for the three months ended June 30, 2010 on a discrete basis. We could not reliably estimate our 2010 effective annual tax rate because small changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the three months ended June 30, 2010.
     We recorded a benefit for corporate income taxes of $1.4 million for the three months ended June 30, 2010 compared to a provision of $1.4 million for the three months ended June 30, 2009. Our effective tax rate was (63%) in the three months ended June 30, 2010 compared to 35% in the three months ended June 30, 2009. The expected benefits from our Captive Insurance arrangement increased our effective tax rate on our pre-tax loss in the three months ended June 30, 2010 and decreased the provision on the pre-tax income in the three months ended June 30, 2009.
     As of June 30, 2010, we had net deferred tax assets of $54.8 million. Quarterly, we assess the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2009 and the first half of 2010, we incurred losses and may continue to incur losses in the remainder of 2010. However, we have historically been a taxpayer and projected that we will be in a three-year cumulative income position as of December 31, 2010. In addition, based on recent trends, we projected improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. We have no net operating loss carry-forwards, except for an immaterial amount related to the State of Pennsylvania. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur significant losses in 2010, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because we expect the captive insurance company to be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2009
Revenue (in $’000s) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$184,796	78.6%	$199,066	79.4%	(7.2)%
Initiation fees	4,456	1.9%	6,507	2.6%	(31.5)%

Membership revenue	189,252	80.5%	205,573	82.0%	(7.9)%

Personal training revenue	30,381	12.9%	30,170	12.1%	0.7%
Other ancillary club revenue	13,134	5.6%	12,345	4.9%	6.4%

Ancillary club revenue	43,515	18.5%	42,515	17.0%	2.4%
Fees and other revenue	2,428	1.0%	2,533	1.0%	(4.1)%

Total revenue	$235,195	100.0%	$250,621	100.0%	(6.2)%

     Revenue decreased 6.2% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease in revenue was driven primarily by a decline in membership revenue resulting from the decrease in member count when compared to the same period in 2009. There were also less initiation fees recognized into revenue due to a decrease in the average initiation fee collected and deferred in 2009. For the six months ended June 30, 2010, revenues increased $3.5 million as compared to the six months ended June 30, 2009 at the eight clubs opened or acquired subsequent to June 30, 2008. For the six months ended June 30, 2010, revenue decreased 6.2% or $15.1 million at our clubs opened or acquired prior to June 30, 2008 and $3.9 million at the 10 clubs that were closed subsequent to June 30, 2008.
     Effective April 1, 2010, we changed the estimated average membership life from 28 months to 25 months. The change in estimated average membership life is principally due to an unfavorable trend in membership retention rates and has the effect of increasing initiation fee revenue recognized in the current period because a shorter amortization period is being applied. In particular, the membership retention trend of our pool of members that joined over the last 24 months exhibited a decline in retention. The change resulted in a $738,000 increase in initiation fee revenue recognized in the three months ended June 30, 2010.
     Comparable club revenue decreased 5.1% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Of this 5.1% decrease, 2.9% was due to a decrease in membership, 1.9% was due to a decrease in price and 0.3% was due to a collective decrease in ancillary club revenue, initiation fees and other revenue.
Operating expenses (in $’000s) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2010	2009	% Variance
Payroll and related	$97,116	$98,993	(1.9)%
Club operating	87,272	91,664	(4.8)%
General and administrative	15,231	15,835	(3.8)%
Depreciation and amortization	27,061	28,642	(5.5)%
Impairment of fixed assets	3,254	1,131	187.7%

Operating expenses	$229,934	$236,265	(2.7)%

     Operating expenses for the six months ended June 30, 2010 were impacted by a 4.0% decrease in the total months of club operation from 994 to 954, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $4.0 million. The amount of membership consultant payroll deferred over the past two years has been declining with our decline in initiation fees collected. Our payroll costs that we defer are limited to the amount of these initiation fees. This has resulted in a decrease in membership consultant payroll previously deferred but recognized in the six months ended June 30, 2010. Also contributing to this decrease is the increase in the amount of payroll costs deferred in the six months ended June 30, 2010 as initiation fees collected have increased from $1.7 million to $2.9 million. The aforementioned decrease in payroll is net of a $641,000 charge reflecting the change in the estimated average membership life from 28 months to 25 months effective April 1, 2010.

•	Payroll related to our membership incentive bonuses was $722,000 higher in the six months ended June 30, 2010 compared to the same period in 2009. We were forecasting our management incentive bonus payout at 100% of target compared to 50% in the same period in 2009.

•	Personal training payroll increased $1.3 million due to the increase in personal training revenue as well as an increase in payroll related to personal training promotions geared at attracting additional private training clientele.

•	Payroll related to severance charges increased $354,000 from corporate employee reductions in the six months ended June 30, 2010.
     As a percentage of total revenue, payroll and related expenses increased to 41.3% in the six months ended June 30, 2010 from 39.5% in the six months ended June 30, 2009.
     Club operating. This change was primarily impacted by the following:
•	Rent and occupancy expenses decreased $809,000. Rent and occupancy costs increased $311,000 at clubs that opened after January 1, 2009 and $1.4 million at our clubs that opened prior to January 1, 2009 and decreased $1.1 million at our clubs that were closed after January 1, 2009. In addition, we recorded early lease termination costs of $811,000 in the six months ended June 30, 2009 at three clubs that were closed prior to the lease expiration dates. We also recorded $700,000 in damages in June 2009 paid to a landlord of one of TSI LLC’s former health clubs.

•	Operating expenses relating to laundry and towels decreased approximately $1.5 million primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.

•	Utilities decreased $882,000 in the six months ended June 30, 2010 compared with the same period last year.
     As a percentage of total revenue, club operating expenses increased to 37.1% in the six months ended June 30, 2010 from 36.6% in six months ended June 30, 2009.
     General and administrative. The decrease in general and administrative expenses for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 was principally attributable to a decrease in general liability insurance expense due to a reduction in claims activity and therefore a reduction of claims reserves. In addition, during the six months ended June 30, 2010, we benefited from our cost reduction efforts within various general and administrative expense accounts. Partially offsetting these decreases were increases in legal and related fees for various litigations as well as costs related to our first annual leadership conference in March 2010.
     As a percentage of total revenue, general and administrative expenses increased to 6.5% in the six months ended June 30, 2010 from 6.3% in the six months ended June 30, 2009.
     Depreciation and amortization. In the six months ended June 30, 2010 compared to the six months ended June 30, 2009, depreciation and amortization decreased due to the accelerated depreciation related to clubs closed prior to lease expiration dates in the six months ended June 30, 2009 and the closing of five clubs subsequent to June 30, 2009. In addition, in the year ended December 31, 2009, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated.
     As a percentage of total revenue, depreciation and amortization expenses increased to 11.5% in the six months ended June 30, 2010 from 11.4% in six months ended June 30, 2009.
     Impairment of fixed assets. In the six months ended June 30, 2010, we recorded fixed asset impairment charges totaling $3.3 million, representing $1.6 million of fixed assets at three underperforming clubs and $1.7 million related to the planned closure of one club prior to the lease expiration date. In the six months ended June 30, 2009, we recorded fixed asset impairment charges of $1.1 million related to four underperforming clubs.
(Benefit) Provision for Corporate Income Taxes
     We determined our income tax provision for the six months ended June 30, 2010 on a discrete basis. We could not reliably estimate our 2010 effective annual tax rate because small changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the six months ended June 30, 2010.
     We recorded a benefit for corporate income taxes of $2.5 million for the six months ended June 30, 2010 compared to a provision of $1.6 million for the six months ended June 30, 2009. Our effective tax rate was (61%) in the six months ended June 30, 2010 compared to 34% in the six months ended June 30, 2009. The expected benefits from the Company’s Captive Insurance arrangement changed the Company’s effective tax rate on the Company’s pre-tax loss in the six months ended June 30, 2010 from (44%) to (61%) and changed the Company’s effective tax rate on the pre-tax income for the six months ended June 30, 2009 from 49% to 34%.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that we can satisfy our current and longer-term debt obligations and capital expenditure requirements primarily with cash flow from operations and our borrowing arrangements, although there can be no assurance that such actions can or will be completed.
     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2010 decreased 42.2% to $29.5 million compared to $51.0 million for the six months ended June 30, 2009. This decrease was primarily related to a decrease in overall earnings and the increase in cash paid for interest of $7.3 million. During the six months ended June 30, 2010, we made a semi-annual interest payment of

$7.6 million on the 11% Senior Discount Notes. These cash interest payments commenced in August 2009 and, accordingly, there were no cash interest payments made during the six months ended June 30, 2009. Cash paid for income taxes, net of refunds was $2.9 million in the six months ended June 30, 2010, while in the same period in 2009 we had income tax refunds, net of income taxes paid, of approximately $2.0 million.
     Investing Activities. Net cash used in investing activities decreased 78.0%, or $22.2 million, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Investing activities in the six months ended June 30, 2010 consisted primarily of expanding and remodeling existing clubs and the purchase of new fitness equipment while in the six months ended June 30, 2009, four new clubs were opened. For the year ending December 31, 2010, we estimate we will invest a total of $26.0 million to $28.0 million in capital expenditures. We expect this amount will include approximately $20.0 million to continue to upgrade existing clubs, $4.0 million related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network and $1.5 million to enhance our management information systems. The remainder of our 2010 capital expenditures will be committed to building or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.
     Financing Activities. Net cash used in financing activities decreased $19.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In the six months ended June 30, 2009, we paid $5.4 million related to repurchases of 2.1 million shares of our common stock and had net repayments on the Revolving Loan Facility of $14.0 million. There were no common stock repurchases or Revolving Loan Facility repayments in the six months ended June 30, 2010. In both six-month periods ended June 30, 2010 and 2009, we made principal payments of $925,000 on our outstanding Term Loan Facility.
As of June 30, 2010, our total consolidated debt was $317.4 million. This substantial amount of debt could have significant consequences, including:
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
     As of June 30, 2010, TSI LLC had $179.0 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of June 30, 2010, TSI LLC had elected the Eurodollar rate option, equal to 2.4% as of June 30, 2010. Interest calculated under the base rate option would have equaled 4.0% as of June 30, 2010, if TSI LLC had elected this option. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter. Total principal payments of $6.0 million have been made as of June 30, 2010.
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
     There were no outstanding borrowings on the Revolving Loan Facility as of June 30, 2010. There were outstanding letters of credit issued at that date of $12.4 million. The unutilized portion of the Revolving Loan Facility as of June 30, 2010 was $51.3 million. As a result of an amendment to the 2007 Senior Credit Facility on July 15, 2009 (the “Amendment”), the total amount of borrowings available under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million.
     Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the 11% Senior Discount Notes are still outstanding as of that date, and the Revolving Loan Facility will mature in 2012. Our 11% Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of the Company or our industry in general. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.
     As of June 30, 2010, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2010, we expect we will continue to be in compliance during the remainder of 2010. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of June 30, 2010, the Company’s leverage ratio was 2.56:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of June 30, 2010, permitted aggregate borrowing capacity of $63.8 million under the Revolving Loan Facility was not restricted by the covenants.
     We do not have plans to repurchase our debt. The terms of our 2007 Senior Credit Facility significantly restrict our ability to repurchase our 11% Senior Discount Notes or repurchase a portion of the outstanding Term Loan.
     On February 1, 2009, our 11% Senior Discount Notes became fully accreted with an outstanding balance of $138.5 million. Interest payments of $7.6 million commenced on August 1, 2009 and will be made semi-annually on February 1 and August 1. As of June 30, 2010, we had an aggregate principal amount of $138.5 million of 11% Senior Discount Notes outstanding.
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
     As of June 30, 2010, we had $32.9 million of cash and cash equivalents.

     The aggregate long-term debt and operating lease obligations as of June 30, 2010 were as follows:

	Payments Due by Period (in ($’000s)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$317,437	$1,850	$3,700	$311,887	$—
Interest payments on long-term debt(1)	70,045	19,509	38,884	11,652	—
Operating lease obligations(2)	812,373	82,087	157,361	142,187	430,738

Total contractual cash obligations	$1,199,855	$103,446	$199,945	$465,726	$430,738

Notes:

(1)	Includes 11% annual interest on the Senior Discount Notes and variable interest on the 2007 Term Loan Facility using the rate of as of June 30, 2010 of 2.4%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $28.0 million at June 30, 2010, as compared with $46.6 million at December 31, 2009. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $38.3 million and $35.3 million at June 30, 2010 and December 31, 2009, respectively. Since April 1, 2010, initiation fees received have been deferred and amortized over a 25-month period; which represents the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The decrease in number of clubs and initiation fees and the increase of our cash balance has decreased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 25 months. These costs are recorded as a long-term asset and as such; do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
Recent Changes in or Recently Issued Accounting Pronouncements
     See Note 2 — Recent Accounting Changes to the condensed consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Form 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of June 30, 2010, a total of $179 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the six months ended June 30, 2010, our interest expense would have increased by approximately $903,000. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
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
     As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On September 14, 2009, the Staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company has been providing documents and testimony on a voluntary basis in response to an informal inquiry by the Staff of the SEC, which primarily relates to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. The Company continues to discuss these issues with the SEC Staff and to cooperate fully with the Staff’s investigation. The Company cannot predict the outcome of the investigation, or the timeframe for its conclusion.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. The litigation is currently in the discovery phase. We are unable at this time to estimate the likelihood of an unfavorable outcome. The Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.
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
DATE: August 2, 2010

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