Form 10-Q
period 2010-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2010-10-27
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 25, 2010, there were 22,658,363 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations and Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. (Removed and Reserved)	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	30
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(All figures in thousands except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$37,845	$10,758
Accounts receivable (less allowance for doubtful accounts of $2,428 and $2,410 as of September 30, 2010 and December 31, 2009, respectively)	7,415	4,295
Inventory	345	224
Prepaid corporate income taxes	12,553	1,274
Prepaid expenses and other current assets	8,638	10,264

Total current assets	66,796	26,815
Fixed assets, net	307,581	340,277
Goodwill	32,737	32,636
Intangible assets, net	61	149
Deferred tax assets, net	45,048	50,581
Deferred membership costs	5,359	6,079
Other assets	9,812	10,929

Total assets	$467,394	$467,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,850	$1,850
Accounts payable	6,464	6,011
Accrued expenses	27,323	23,656
Accrued interest	2,762	6,573
Deferred revenue	40,099	35,346

Total current liabilities	78,498	73,436
Long-term debt	315,125	316,513
Deferred lease liabilities	68,325	71,438
Deferred revenue	3,091	1,488
Other liabilities	11,076	12,824

Total liabilities	476,115	475,699
Contingencies (Note 10)
Stockholders’ deficit:
Common stock, $.001 par value; issued and outstanding 22,658,363 and 22,603,199 shares at September 30, 2010 and December 31, 2009, respectively	23	23
Paid-in capital	(21,877)	(22,572)
Accumulated other comprehensive income (currency translation adjustment)	1,709	1,327
Retained earnings	11,424	12,989

Total stockholders’ deficit	(8,721)	(8,233)

Total liabilities and stockholders’ deficit	$467,394	$467,466

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2010 and 2009
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Club operations	$111,970	$119,282	$344,737	$367,370
Fees and other	1,157	1,167	3,585	3,700

	113,127	120,449	348,322	371,070

Operating Expenses:
Payroll and related	44,409	47,487	141,525	146,480
Club operating	44,451	45,589	131,723	137,499
General and administrative	7,049	8,103	22,280	23,938
Depreciation and amortization	13,151	14,353	40,212	42,995
Impairment of fixed assets	—	3,473	3,254	4,604

	109,060	119,005	338,994	355,516

Operating income	4,067	1,444	9,328	15,554
Interest expense	5,305	5,378	15,668	15,944
Interest income	(41)	(1)	(76)	(2)
Equity in the earnings of investees and rental income	(499)	(444)	(1,553)	(1,452)

(Loss) income before benefit for corporate income taxes	(698)	(3,489)	(4,711)	1,064
Benefit for corporate income taxes	(680)	(2,004)	(3,146)	(614)

Net (loss) income	$(18)	$(1,485)	$(1,565)	$1,678

(Loss) earnings per share:
Basic	$(0.00)	$(0.07)	$(0.07)	$0.07
Diluted	$(0.00)	$(0.07)	$(0.07)	$0.07
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	22,646,470	22,565,564	22,625,765	22,770,792
Diluted	22,646,470	22,565,564	22,625,765	22,790,102

Statements of Comprehensive (Loss) Income
Net (loss) income	$(18)	$(1,485)	$(1,565)	$1,678
Foreign currency translation adjustments	596	259	382	182

Comprehensive (loss) income	$578	$(1,226)	$(1,183)	$1,860

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(All figures in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,565)	$1,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,212	42,995
Impairment of fixed assets	3,254	4,604
Write-off of deferred financing costs	—	100
Non-cash interest expense on Senior Discount Notes	—	1,203
Amortization of debt issuance costs	759	643
Non-cash rental expense, net of non-cash rental income	(3,518)	(1,686)
Compensation expense incurred in connection with stock options and common stock grants	1,139	1,257
Decrease (increase) in deferred tax asset	5,533	(3,474)
Net change in certain operating assets and liabilities	(7,174)	2,156
Decrease in deferred membership costs	720	4,345
Landlord contributions to tenant improvements	100	4,664
(Decrease) increase in insurance reserves	(1,053)	430
Other	(368)	(133)

Total adjustments	39,604	57,104

Net cash provided by operating activities	38,039	58,782

Cash flows from investing activities:
Capital expenditures	(9,976)	(39,805)

Net cash used in investing activities	(9,976)	(39,805)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	—	82,800
Repayment of borrowings on Revolving Loan Facility	—	(93,000)
Repayment of long term borrowings	(1,388)	(1,388)
Costs related to deferred financing	—	(615)
Repurchase of common stock	—	(5,355)
Proceeds from exercise of stock options	81	36
Tax benefit from stock option exercises	—	21

Net cash used in financing activities	(1,307)	(17,501)

Effect of exchange rate changes on cash	331	146

Net increase in cash and cash equivalents	27,087	1,622
Cash and cash equivalents beginning of period	10,758	10,399

Cash and cash equivalents end of period	$37,845	$12,021

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(3,120)	$(1,618)
(Increase) decrease in inventory	(119)	6
Decrease in prepaid expenses and other current assets	1,386	1,018
Increase in accounts payable, accrued expenses and accrued interest	3,181	651
(Decrease) increase in accrued interest on Senior Discount Notes	(3,807)	2,538
Change in prepaid corporate income taxes and corporate income taxes payable	(11,279)	4,545
Increase (decrease) in deferred revenue	6,584	(4,984)

Net change in certain working capital components	$(7,174)	$2,156

Supplemental disclosures of cash flow information:
Cash payments for interest	$19,472	$12,924

Cash payments for income taxes	$3,066	$581

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of September 30, 2010, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”) comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.
     Certain reclassifications were made to the reported amounts as of December 31, 2009 to conform to the presentation as of September 30, 2010.
Correction of an Accounting Error
     As disclosed in Note 2 — Correction of an Accounting Error — to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, the results of operations for the year ended December 31, 2009 include a cumulative charge to payroll and related expense and a related decrease in deferred membership costs on the Company’s consolidated statement of operations and consolidated balance sheet, respectively, as a result of the correction of an accounting error. The Company determined that the impact of this error on all prior periods, as well as the correction of the error in the quarter ended December 31, 2009, was immaterial and accordingly, the Company did not restate its prior period results of operations. The Company is no longer deferring a portion of membership consultants’ salaries and related taxes and benefits, however it will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses. The results for the three and nine months ended September 30, 2009 include an overstatement of payroll and related expense for costs related to prior periods of $119 and $520, net of taxes, respectively.
Change in Estimated Average Membership Life
     Initiation fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized on a straight-line basis over an estimated average membership life of 27 months. Effective July 1, 2010, the Company changed its estimated average membership life from 25 months to 27 months. If the estimated average membership life had remained at 25 months for the three months ended September 30, 2010, the impact would have been a decrease in net loss of approximately $26. The Company assesses the estimated average membership life on a quarterly basis. The table below summarizes the estimated average membership life utilized in each of the first three quarters of 2009 and 2010.

Date	2010	2009
Three months ended March 31	28 months	30 months
Three months ended June 30	25 months	28 months
Three months ended September 30	27 months	28 months
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
3. Long-Term Debt

	September 30,	December 31,
	2010	2009
Term Loan Facility	$178,525	$179,913
11% Senior Discount Notes	138,450	138,450

	316,975	318,363
Less: Current portion due within one year	1,850	1,850

Long-term portion	$315,125	$316,513

     On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of an $185,000 term loan facility (the “Term Loan Facility”) and originally consisted of a $75,000 revolving credit facility (the “Revolving Loan Facility”).
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
     Borrowings under the Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the 11% Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter. As of September 30, 2010, the Company has paid $6,475 of the outstanding principal.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25%, as defined in the 2007 Senior Credit Facility. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of September 30, 2010, the Company’s leverage ratio was 2.66:1.00. As of September 30, 2010, there were no outstanding Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $13,527. The unutilized portion of the Revolving Loan Facility as of September 30, 2010 was $50,223.
Fair Market Value
     Based on quoted market prices, the 11% Senior Discount Notes and the Term Loan Facility had a fair value of approximately $131,181 and $164,689, respectively at September 30, 2010 and $83,762 and $165,519, respectively at December 31, 2009.
4. Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, $18,680 out of the cash balance of $37,845 as of September 30, 2010 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes that, based on the credit ratings of the aforementioned institutions, it is not exposed to any significant credit risk related to cash at this time.

5. (Loss) Earnings Per Share
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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average number of shares of Common Stock outstanding — basic	22,646,470	22,565,564	22,625,765	22,770,792

Effect of dilutive stock options and restricted Common Stock	—	—	—	19,310

Weighted average number of shares of Common Stock outstanding — diluted	22,646,470	22,565,564	22,625,765	22,790,102

(Loss) earnings per share:
Basic	$(0.00)	$(0.07)	$(0.07)	$0.07
Diluted	$(0.00)	$(0.07)	$(0.07)	$0.07
     For the nine months ended September 30, 2009, the Company did not include stock options to purchase 1,147,915 shares of the Company’s common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
     For the three and nine months ended September 30, 2010 and for the three months ended September 30, 2009 there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company reported a net loss for these periods.
6. Common Stock and Stock-Based Compensation
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
     At September 30, 2010, the Company had 148,120 and 1,956,137 shares of restricted stock and stock options outstanding under the 2004 Plan and the 2006 Plan, respectively.

Option Grants
Options granted during the nine months ended September 30, 2010 to employees of the Company and members of the Company’s Board of Directors were as follows:

						Risk Free	Expected
	Number of	Exercise	Black-Scholes		Dividend	Interest	Term
Date	Options	Price	Valuation	Volatility	Yield	Rate	(Years)
January 4, 2010	7,000	$2.47	$1.73	83.99%	0.00%	2.83%	5.5
January 4, 2010	7,500	$2.47	$1.81	83.99%	0.00%	3.18%	6.25
August 2, 2010	260,000	$2.77	$1.96	80.54%	0.00%	2.17%	6.25

	274,500

     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $362 and $1,056 for the three and nine months ended September 30, 2010, respectively, and $385 and $1,163 for the three and nine months ended September 30, 2009, respectively.
     As of September 30, 2010, a total of $1,761 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Awards
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock granted under the 2006 Plan and the 2004 Plan was $10 and $28 for the three and nine months ended September 30, 2010, respectively, and $14 and $41 for the three and nine months ended September 30, 2009, respectively.
     As of September 30, 2010, a total of $24 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. There was no restricted stock awarded during the nine months ended September 30, 2010.
Stock Grants
     In the nine months ended September 30, 2010, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual retention. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Price Per	Grant Date Fair
Date	Shares	Share	Value
March 25, 2010	3,049	$4.10	$13
June 24, 2010	5,252	$2.38	12
September 24, 2010	10,870	$2.76	30

Total	19,171		$55

7. Fixed Asset Impairment and Club Closures
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended September 30, 2010, the Company tested 10 underperforming clubs and no impairments were found. The 10 clubs had an aggregate of $11,350 of net leasehold improvements and furniture and fixtures remaining as of September 30, 2010. In the nine months ended September 30, 2010, we recorded a total of $3,254 of impairment charges at three of our clubs. In the three and nine months ended September 30, 2009, we recorded $3,473 and $4,604 of impairment charges, respectively.
     The impairment losses are included as a separate line in operating income on the condensed consolidated statement of operations.
     The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. The Company’s non-financial assets and liabilities that are reported at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet were zero as of September 30, 2010.
8. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of September 30, 2010, the BSC, WSC and PSC regions do not have goodwill balances.
     As of March 31, 2010 and 2009, the Company performed its annual impairment test. The March 31, 2010 and 2009 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.
     The Company’s next annual impairment test will be performed in the quarter ending March 31, 2011 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no triggering events in the three months ended September 30, 2010. As of March 31, 2010, the implied fair value of NYSC was 30% greater than book value and the estimated fair value of SSC was 73% greater than book value.

     The changes in the carrying amount of goodwill from January 1, 2009 through September 30, 2010 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2009
Goodwill	$31,403	$15,766	$1,070	$3,982	$52,221
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,070	137	32,610
Changes due to foreign currency exchange rate fluctuations	—	—	26	—	26

Balance as of December 31, 2009
Goodwill	31,403	15,766	1,096	3,982	52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Changes due to foreign currency exchange rate fluctuations	—	—	101	—	101

Balance as of September 30, 2010
Goodwill	31,403	15,766	1,197	3,982	52,348
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,197	$137	$32,737

     Intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Covenants-not-to-compete	$1,508	$1,508
Accumulated amortization	(1,447)	(1,359)

	$61	$149

9. Income Taxes
     The Company has determined our income tax benefit for the nine months ended September 30, 2010 on a discrete basis. The Company could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, the Company calculated its effective tax rate based on pre-tax results through the nine months ended September 30, 2010.
     The Company recorded a benefit for corporate income taxes of $(3,146) for the nine months ended September 30, 2010 compared to a benefit of $(614) for the nine months ended September 30, 2009. The Company’s effective tax rate was (67)% in the nine months ended September 30, 2010 compared to (58)% in the nine months ended September 30, 2009. The expected benefits from the Company’s Captive Insurance arrangement adjusted the Company’s effective tax rate on the Company’s pre-tax loss in the nine months ended September 30, 2010 from (44)% to (67)% and changed the Company’s effective tax rate on the pre-tax income for the nine months ended September 30, 2009 from 24% to (58)%.
     As of September 30, 2010, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2010. In 2010, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2010.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of September 30, 2010, the amount accrued for interest was $184.

     The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Internal Revenue Service (“IRS”) examined the Company’s 2006 and 2007 Federal income tax returns and concluded those audits with no findings. The Company is no longer subject to examinations of its Federal income tax returns by the IRS for the years 2007 and prior. The IRS is currently examining the Company’s 2008 Federal income tax return. The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007), New York City (2006, 2007, 2008), and Connecticut (2007, 2008). The Company has not been notified of any findings regarding any of these examinations.
     As of September 30, 2010, the Company has net deferred tax assets of $45,048. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2009 and in the first three quarters of 2010, the Company incurred losses and may continue to incur losses in the remainder of 2010. However, management has recently experienced positive trends in attrition, sales and payroll expense savings and, accordingly, expects that it will continue to be in a three year cumulative income position as of December 31, 2010. In addition, the Company, based on these recent trends, expects to be profitable in 2011 and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. These projections do not anticipate additional impairments of long-term assets or the reversal of current positive trends in attrition and sales. The Company has historically been a taxpayer and has no net operating loss carry-forwards, except for an immaterial amount related to the State of Pennsylvania. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs higher than expected losses in 2010, or the Company’s forecasts for 2011 change such that losses are expected to occur, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the Company expects the captive insurance company to be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above.
10. Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, the Company made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The motions are scheduled for oral argument on November 10, 2010. While the Company is unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, the Company intends to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2010, the Company, through its subsidiaries, operated 160 fitness clubs. These clubs collectively served approximately 493,000 members, including 16,000 members under our new student membership as of September 30, 2010. We are the largest fitness club owner and operator in Manhattan with 38 locations (more than twice as many as our nearest competitor) and owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2010. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2010. In addition, we owned and operated three clubs in Switzerland as of September 30, 2010. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and fees comprised 80.3% of our total revenue for the nine months ended September 30, 2010. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation fees over the expected average life of the membership.

•	Ancillary club revenue: For the nine months ended September 30, 2010, we generated 12.7% of our revenue from personal training and 6.0% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.0% of our total revenue for the nine months ended September 30, 2010) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.
     Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members to maintain our membership and revenue levels. In the three months ended September 30, 2010 and June 30, 2010, our monthly average attrition rate was 3.8% and 3.3%, respectively.
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
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. As of September 30, 2010, the number of members at our clubs open over 24 months increased approximately 0.1% compared to September 30, 2009. Membership at these clubs may decrease in the fourth quarter of 2010 if consumer confidence and spending continues to be under pressure and if the number of competitors offering lower cost memberships with lower dues in our markets continues to grow.
     As of September 30, 2010, 158 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.
Student Membership
     As part of our efforts to drive member sales, in April 2010, we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. In prior years, we offered a three-month summer membership targeted at students generally priced at $199.00 for the entire summer. The new membership is a month-to-month membership with dues of $20.00 per month and $119.00 for initiation fees at the time of enrollment. As of September 30, 2010, we had approximately 16,000 student members.
Historical Club Count
     The following table sets forth the changes in our club count during each of the quarters in 2009, the full-year 2009 and the first, second and third quarters of 2010.

	2009					2010
	Q1	Q2	Q3	Q4	Full-Year	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	164	165	164	163	164	159	159	159
New clubs opened	4	—	—	—	4	—	—	—
Clubs closed, relocated or merged	(3)	(1)	(1)	(4)	(9)	—	—	(1)

Wholly owned clubs at end of period	165	164	163	159	159	159	159	158

Total clubs operated at end of period (1)	167	166	165	161	161	161	161	160

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

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

2009
Three months ended March 31, 2009	(2.1)%
Three months ended June 30, 2009	(6.3)%
Three months ended September 30, 2009	(7.0)%
Three months ended December 31, 2009	(7.1)%
2010
Three months ended March 31, 2010	(6.0)%
Three months ended June 30, 2010	(4.2)%
Three months ended September 30, 2010	(5.0)%
     As shown above, comparable club revenue had been consistently trending downward in the year ended December 31, 2009; however in 2010, comparable club revenue showed some improvement in the first and second quarter of 2010, although it decreased slightly in the third quarter. In the fourth quarter of 2010, based on our current forecast, we expect the decreases in comparable club revenue to improve.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	39.3	39.4	40.6	39.5
Club operating	39.3	37.9	37.8	37.1
General and administrative	6.2	6.7	6.4	6.4
Depreciation and amortization	11.6	11.9	11.5	11.6
Impairment of fixed assets	—	2.9	1.0	1.2

	96.4	98.8	97.3	95.8

Operating income	3.6	1.2	2.7	4.2
Interest expense	4.7	4.5	4.5	4.3
Interest income	—	—	—	—
Equity in the earnings of investees and rental income	(0.4)	(0.4)	(0.4)	(0.4)

(Loss) income before benefit for corporate income taxes	(0.7)	(2.9)	(1.4)	0.3

Benefit for corporate income taxes	(0.6)	(1.7)	(0.9)	(0.2)

Net (loss) income	(0.1)%	(1.2)%	(0.5)%	0.5%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$89,075	78.8%	$95,400	79.2%	(6.6)%
Initiation fees	1,239	1.0%	3,113	2.6%	(60.2)%

Membership revenue	90,314	79.8%	98,513	81.8%	(8.3)%

Personal training revenue	13,837	12.2%	13,526	11.2%	2.3%
Other ancillary club revenue	7,819	7.0%	7,243	6.0%	8.0%

Ancillary club revenue	21,656	19.2%	20,769	17.2%	4.3%
Fees and other revenue	1,157	1.0%	1,167	1.0%	(0.9)%

Total revenue	$113,127	100.0%	$120,449	100.0%	(6.1)%

     Revenue decreased 6.1% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease in revenue was driven primarily by a decline in membership revenue. There was a decrease in member count and therefore less dues collected when comparing the three months ended September 30, 2010 to the same period in 2009. For the three months ended September 30, 2010, revenues increased $688,000 compared to the three months ended September 30, 2009 at the seven clubs opened or acquired subsequent to September 30, 2008. For the three months ended September 30, 2010, revenue decreased 5.7%, or $6.6 million, at our clubs opened or acquired prior to September 30, 2008 and $1.2 million at the 11 clubs that were closed subsequent to September 30, 2008.
     Initiation fees collected in the three months ended September 30, 2010 were $3.3 million compared to $1.1 million in the same period in 2009. However, since initiation fees revenue is recognized over the estimated average membership life, initiation fee revenue decreased in the three months ended September 30, 2010 due to the decline in initiation fees collected in 2009 relative to fees collected in prior periods.

     Effective July 1, 2010, the estimated average membership life changed from 25 months to 27 months. The change resulted in a $276,000 decrease in initiation fee revenue recognized in the three months ended September 30, 2010.
     Comparable club revenue decreased 5.0% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Of this 5.0% decrease, 2.6% was due to a decrease in pricing of club memberships, 1.8% was due to a decrease in membership levels and 0.6% was due to a collective decrease in ancillary club revenue, initiation fees and other revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2010	2009	% Variance
Payroll and related	$44,409	$47,487	(6.5)%
Club operating	44,451	45,589	(2.5)%
General and administrative	7,049	8,103	(13.0)%
Depreciation and amortization	13,151	14,353	(8.4)%
Impairment of fixed assets	—	3,473	NA %

Operating expenses	$109,060	$119,005	(8.4)%

     Operating expenses for the three months ended September 30, 2010 were impacted by a 3.3% decrease in the total months of club operation from 490 to 474, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $2.8 million. The amount of membership consultant payroll deferred over the past two years has been declining with our decline in initiation fees collected. Our payroll costs that we defer are limited to the amount of these fees. This has resulted in a decrease in membership consultant payroll previously deferred but recognized in the three months ended September 30, 2010. Also contributing to this decrease is the increase in the amount of payroll costs deferred in the three months ended September 30, 2010 as initiation fees collected have increased from $1.1 million to $3.3 million. The aforementioned decrease in payroll includes $230,000 reflecting the changes in the estimated average membership life from 25 months to 27 months effective July 1, 2010.

•	Payroll related to club staffing, excluding membership consultants, decreased $934,000 from staffing efficiencies realized in the three months ended September 30, 2010 compared to the same period in 2009.

•	Payroll related to our management incentive bonuses was $286,000 higher in the three months ended September 30, 2010 compared to the same period in 2009. We were forecasting our management incentive bonus payout at 100% of target for the three months ended September 30, 2010 compared to 50% in the same period in 2009.
     As a percentage of total revenue, payroll and related expenses decreased to 39.3% in the three months ended September 30, 2010 from 39.4% in the three months ended September 30, 2009.
     Club operating. This change was primarily impacted by the following:
•	Operating expenses related to marketing decreased $783,000 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to our efforts in 2010 to spend more productively in this area and adjusting our focus toward media advertising.
     As a percentage of total revenue, club operating expenses increased to 39.3% in the three months ended September 30, 2010 from 37.9% in three months ended September 30, 2009.

     General and administrative. The decrease in general and administrative expenses for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009 was principally attributable to the benefit of our cost reduction efforts within various general and administrative expense accounts including reductions in information and communication costs.
     As a percentage of total revenue, general and administrative expenses decreased to 6.2% in the three months ended September 30, 2010 from 6.7% in three months ended September 30, 2009.
     Depreciation and amortization. In the three months ended September 30, 2010 compared to the three months ended September 30, 2009, depreciation and amortization decreased due to the closing of five clubs subsequent to September 30, 2009. In addition, in the year ended December 31, 2009 and the six months ended June 30, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated in the three months ended September 30, 2010.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 11.6% in the three months ended September 30, 2010 from 11.9% in three months ended September 30, 2009.
     Impairment of fixed assets. In the three months ended September 30, 2009, we recorded fixed asset impairment charges totaling $3.5 million, which represented the write-offs of fixed assets at two underperforming clubs. There were no fixed asset impairment charges recorded in the three months ended September 30, 2010.
Benefit for Corporate Income Taxes
     We determined our income tax benefit for the three months ended September 30, 2010 on a discrete basis. We could not reliably estimate our 2010 effective annual tax rate because small changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the nine months ended September 30, 2010.
     We recorded a benefit for corporate income taxes of $(680,000) for the three months ended September 30, 2010 compared to a benefit of $(2.0) million for the three months ended September 30, 2009. Our effective tax rate was (67)% in the nine months ended September 30, 2010 compared to (58)% in the nine months ended September 30, 2009. The expected benefits from the Company’s Captive Insurance arrangement changed the Company’s effective tax rate on the Company’s pre-tax loss in the nine months ended September 30, 2010 from (44)% to (67)% and changed the Company’s effective tax rate on the pre-tax income for the nine months ended September 30, 2009 from 24% to (58)%.
Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$273,871	78.6%	$294,465	79.4%	(7.0)%
Initiation fees	5,695	1.7%	9,622	2.6%	(40.8)%

Membership revenue	279,566	80.3%	304,087	82.0%	(8.1)%

Personal training revenue	44,218	12.7%	43,696	11.7%	1.2%
Other ancillary club revenue	20,953	6.0%	19,587	5.3%	7.0%

Ancillary club revenue	65,171	18.7%	63,283	17.0%	3.0%
Fees and other revenue	3,585	1.0%	3,700	1.0%	(3.1)%

Total revenue	$348,322	100.0%	$371,070	100.0%	(6.1)%

     Revenue decreased 6.1% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease in revenue was driven primarily by a decline in membership revenue resulting from the decrease in member count when compared to the same period in 2009. For the nine months ended September 30, 2010, revenues increased $3.7 million as compared to the nine months ended September 30, 2009 at the seven clubs opened or acquired subsequent to September 30, 2008. For the nine months ended September 30, 2010, revenue decreased 5.9% or $21.1 million at our clubs opened or acquired prior to September 30, 2008 and $5.2 million at the 11 clubs that were closed subsequent to September 30, 2008.

     Initiation fees collected in the nine months ended September 30, 2010 were $6.2 million compared to $2.9 million in the same period in 2009. However, since initiation fees revenue are recognized over estimated average member life, initiation fee revenue decreased due to the decline in initiation fees collected in 2009 relative to fees collected in prior periods.
     Effective April 1, 2010, the estimated average membership life changed from 28 months to 25 months and effective July 1, 2010 it changed to 27 months. These changes resulted in a net increase of $462,000 in initiation fee revenue recognized in the nine months ended September 30, 2010.
     Comparable club revenue decreased 5.1% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Of this 5.1% decrease, 2.6% was due to a decrease in membership, 2.1% was due to a decrease in price and 0.4% was due to a collective decrease in ancillary club revenue, initiation fees and other revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2010	2009	% Variance
Payroll and related	$141,525	$146,480	(3.4)%
Club operating	131,723	137,499	(4.2)%
General and administrative	22,280	23,938	(6.9)%
Depreciation and amortization	40,212	42,995	(6.5)%
Impairment of fixed assets	3,254	4,604	(29.3)%

Operating expenses	$338,994	$355,516	(4.6)%

     Operating expenses for the nine months ended September 30, 2010 were impacted by a 3.8% decrease in the total months of club operation from 1,484 to 1,428, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $6.7 million. The amount of membership consultant payroll deferred over the past two years has been declining with our decline in initiation and processing fees collected. Our payroll costs that we defer are limited to the amount of these fees. This has resulted in a decrease in membership consultant payroll previously deferred but recognized in the nine months ended September 30, 2010. Also contributing to this decrease is the increase in the amount of payroll costs deferred in the nine months ended September 30, 2010 as initiation fees collected have increased from $2.9 million to $6.2 million.

•	Payroll related to club staffing, excluding membership consultants, decreased $763,000 from staffing efficiencies realized in the nine months ended September 30, 2010 to the same period in 2009.

•	Payroll related to our management incentive bonuses was $1.0 million higher in the nine months ended September 30, 2010 compared to the same period in 2009. We were forecasting our management incentive bonus payout at 100% of target for the nine months ended September 30, 2010 compared to 50% in the same period in 2009.

•	Personal training payroll increased $1.4 million due to the increase in personal training revenue as well as an increase in payroll related to personal training promotions geared at attracting additional private training clientele.
     As a percentage of total revenue, payroll and related expenses increased to 40.6% in the nine months ended September 30, 2010 from 39.5% in the nine months ended September 30, 2009.

     Club operating. This change was primarily impacted by the following:
•	Rent and occupancy expenses decreased $631,000. Rent and occupancy costs increased $242,000 at clubs that opened after January 1, 2009 and $2.2 million at our clubs that opened prior to January 1, 2009 and decreased $1.6 million at our clubs that were closed after January 1, 2009. In addition, we recorded early lease termination costs of $811,000 in the nine months ended September 30, 2009 at three clubs that were closed prior to the lease expiration dates. We also recorded $700,000 in damages in June 2009 paid to a landlord of one of TSI LLC’s former health clubs.

•	Operating expenses relating to laundry and towels decreased approximately $1.5 million primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.

•	Utilities decreased $712,000 in the nine months ended September 30, 2010 compared with the same period last year.
     As a percentage of total revenue, club operating expenses increased to 37.8% in the nine months ended September 30, 2010 from 37.1% in the nine months ended September 30, 2009.
     General and administrative. The decrease in general and administrative expenses for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was principally attributable to a decrease in general liability insurance expense due to a reduction in claims activity and therefore a reduction of claims reserves. In addition, during the nine months ended September 30, 2010, we benefited from our cost reduction efforts within various general and administrative expense accounts including information and communication costs. Partially offsetting these decreases were increases in legal and related fees for various litigations as well as costs related to our leadership conference in March 2010.
     As a percentage of total revenue, general and administrative expenses remained constant at 6.4% in each of the nine month periods ended September 30, 2010 and 2009.
     Depreciation and amortization. In the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, depreciation and amortization decreased due to the accelerated depreciation related to clubs closed prior to lease expiration dates in the nine months ended September 30, 2009 and the closing of five clubs subsequent to September 30, 2009. In addition, in the year ended December 31, 2009 and the six months ended June 30, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 11.5% in the nine months ended September 30, 2010 from 11.6% in nine months ended September 30, 2009.
     Impairment of fixed assets. In the nine months ended September 30, 2010, we recorded fixed asset impairment charges totaling $3.3 million, representing $1.6 million of fixed assets at three underperforming clubs and $1.7 million related to the planned closure of one club prior to the lease expiration date. In the nine months ended September 30, 2009, we recorded fixed asset impairment charges totaling $4.6 million, which represented the write-offs of fixed assets at six underperforming clubs.
Benefit for Corporate Income Taxes
     We determined our income tax provision for the nine months ended September 30, 2010 on a discrete basis. We could not reliably estimate our 2010 effective annual tax rate because small changes in our annual estimated income before provision for corporate income taxes (pre-tax results) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the nine months ended September 30, 2010.
     We recorded a benefit for corporate income taxes of $(3.1) million for the nine months ended September 30, 2010 compared to a benefit of $(614,000) for the nine months ended September 30, 2009. Our effective tax rate was (67)% in the nine months ended September 30, 2010 compared to (58)% in the nine months ended September 30, 2009. The expected benefits from our Captive Insurance arrangement decreased our effective tax rate on our pre-tax loss in the nine months ended September 30, 2010 and increased the benefit on the pre-tax income in the nine months ended September 30, 2009.
     As of September 30, 2010, we had net deferred tax assets of $45.0 million. Quarterly, we assess the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2009 and the first three quarters of

2010, we incurred losses and may continue to incur losses in the remainder of 2010. However, we have recently experienced positive trends in attrition, sales and payroll expense savings and, accordingly, expect that it will continue to be in a three year cumulative income position as of December 31, 2010. In addition, based on these recent trends, we expect to be profitable in 2011 and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. These projections do not anticipate additional impairments of long-term assets or the reversal of current positive trends in attrition and sales. We have historically been a taxpayer and have no net operating loss carry-forwards, except for an immaterial amount related to the State of Pennsylvania. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur higher than expected losses in 2010, or our forecasts for 2011 change such that losses are expected to occur, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because we expect the captive insurance company to be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above.
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
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2010 decreased 35.3%, or $20.7 million compared to the nine months ended September 30, 2009. This decrease was primarily related to a decrease in overall earnings, a $4.6 million decrease in landlord contributions to tenant improvements and increases in total cash paid for interest of $6.5 million. During the nine months ended September 30, 2010, we made two semi-annual interest payments totaling $15.2 million on the 11% Senior Discount Notes. These cash interest payments commenced in August 2009 and, accordingly, there was one payment made in the nine months ended September 30, 2009 of $7.6 million. In addition, cash paid for income taxes, net of refunds was $2.9 million in the nine months ended September 30, 2010, while in the same period in 2009 we had income tax refunds, net of income taxes paid, of approximately $8.1 million for a net cash effect of $11.0 million.
     Investing Activities. Net cash used in investing activities decreased 74.9%, or $29.8 million, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Investing activities of $10.0 million in the nine months ended September 30, 2010 consisted primarily of expanding and remodeling existing clubs and the purchase of new fitness equipment while in the nine months ended September 30, 2009, four new clubs were opened. For the year ending December 31, 2010, we estimate we will invest a total of $23.0 million to $25.0 million in capital expenditures. We expect this amount will include approximately $17.0 million to continue to upgrade existing clubs, $4.4 million related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network and $650,000 to enhance our management information systems. The remainder of our 2010 capital expenditures will be committed to building or expanding clubs. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.
     Financing Activities. Net cash used in financing activities decreased $16.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In the nine months ended September 30, 2009, we paid $5.4 million related to repurchases of 2.1 million shares of our common stock and had net repayments on the Revolving Loan Facility of $10.2 million. There were no common stock repurchases or Revolving Loan Facility repayments in the nine months ended September 30, 2010. In both nine-month periods ended September 30, 2010 and 2009, we made principal payments of $1.4 million on our outstanding Term Loan Facility.

As of September 30, 2010, our total consolidated debt was $317.0 million. This substantial amount of debt could have significant consequences, including:
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
     As of September 30, 2010, TSI LLC had $178.5 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of September 30, 2010, TSI LLC had elected the Eurodollar rate option, equal to 2.13% as of September 30, 2010. Interest calculated under the base rate option would have equaled 4.0% as of September 30, 2010, if TSI LLC had elected this option. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter. Total principal payments of $6.5 million have been made as of September 30, 2010.
     The 2007 Senior Credit Facility contains provisions that require Excess Cash Flow payments, as defined, to be applied against outstanding Term Loan Facility balances. The calculation is performed as of December 31 and payments of any Excess Cash Flow are made on March 31. The Applicable Excess Cash Flow Repayment Percentage is applied to the Excess Cash Flow when determining the Excess Cash Flow payment. The Applicable Excess Cash Flow Repayment Percentage is 50% when the Senior Secured Leverage Ratio, as defined, exceeds 2.00 to 1.00. Our earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. Based on our current forecast and many risks and uncertainties, we expect this range to be between $10.0 million and $15.0 million as of December 31, 2010. Any payments will be funded with cash on hand. We have not been required to pay any amount in the past.
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
     There were no outstanding borrowings on the Revolving Loan Facility as of September 30, 2010. There were outstanding letters of credit issued at that date of $13.5 million. The unutilized portion of the Revolving Loan Facility as of September 30, 2010 was $50.2 million. As a result of an amendment to the 2007 Senior Credit Facility on July 15, 2009 (the “Amendment”), the total amount of borrowings available under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million.
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

     As of September 30, 2010, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2010, we expect we will continue to be in compliance during the remainder of 2010. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of September 30, 2010, the Company’s leverage ratio was 2.66:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of September 30, 2010, permitted aggregate borrowing capacity of $63.8 million under the Revolving Loan Facility was not restricted by the covenants.
     We do not have plans to repurchase our debt. The terms of our 2007 Senior Credit Facility significantly restrict our ability to repurchase our 11% Senior Discount Notes or repurchase a portion of the outstanding Term Loan.
     On February 1, 2009, our 11% Senior Discount Notes became fully accreted with an outstanding balance of $138.5 million. Interest payments of $7.6 million commenced on August 1, 2009 and will be made semi-annually on February 1 and August 1. As of September 30, 2010, we had an aggregate principal amount of $138.5 million of 11% Senior Discount Notes outstanding.
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
     As of September 30, 2010, we had $37.8 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of September 30, 2010 $18.7 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
     We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase. Recently, the State of New York has informed us that it is currently considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. We currently have approximately $14.2 million of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any state, including the State of New York. However, in the event that a state, including the State of New York, does not agree with our position, we ultimately may be forced to remit all or a portion of these amounts to such state.

     The aggregate long-term debt and operating lease obligations as of September 30, 2010 were as follows:

	Payments Due by Period (in thousands)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$316,975	$1,850	$176,675	$138,450	$—
Interest payments on long-term debt (1)	63,543	19,017	37,916	6,610	—
Operating lease obligations (2)	791,638	81,858	156,486	142,967	410,327

Total contractual cash obligations	$1,172,156	$102,725	$371,077	$288,027	$410,327

Notes:

(1)	Includes 11% annual interest on the Senior Discount Notes and variable interest on the 2007 Term Loan Facility using the rate of as of September 30, 2010 of 2.13%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $11.7 million at September 30, 2010, as compared with $46.6 million at December 31, 2009. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and initiation fees paid at the time of enrollment and totaled $40.1 million and $35.3 million at September 30, 2010 and December 31, 2009, respectively. Since July 1, 2010, initiation fees received have been deferred and amortized over a 27-month period; which represents the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The decrease in number of clubs and initiation fees and the increase of our cash balance has decreased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 27 months. These costs are recorded as a long-term asset and as such; do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of September 30, 2010, a total of $178.5 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the nine months ended September 30, 2010, our interest expense would have increased by approximately $1.4 million. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 8 – Long Term Debt to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.
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
     As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, the Company made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The motions are scheduled for oral argument on November 10, 2010. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
     In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. See Note 10 — Contingencies to the condensed consolidated financial statements in this Form 10-Q. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty.
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
DATE: October 27, 2010
By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	Amended Non-Employee Director Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.