Form 10-K
period 2010-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2011-02-25
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $40.1 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of February 22, 2011, there were 22,678,485 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed not later than April 30, 2011, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

i

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

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings”, “Town Sports”, “TSI”, “the Company”, “we”, “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries and references to “TSI, LLC” refer to Town Sports International, LLC, our wholly-owned operating subsidiary.

General

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the fourth largest fitness club owner and operator in the United States, in each case based on the number of clubs. As of December 31, 2010, the Company, through its subsidiaries, operated 160 fitness clubs under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). These clubs collectively served approximately 493,000 members, including 17,000 members under our new student membership as of December 31, 2010. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2010, including 38 locations in Manhattan where we are the largest fitness club owner and operator (more than twice as many as our nearest competitor). We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2010. In addition, we owned and operated three clubs in Switzerland as of December 31, 2010. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

We currently offer two principal types of memberships in our clubs: “Passport” and “Core”. There are two types of Passport memberships. The first type allows access to all clubs in all four regions at any time. The second type, the Regional Passport membership, is available in all regions other than the NYSC region and allows a member access to all of our clubs within a single region. We had 215,000 Passport members as of December 31, 2010. The Core membership, consisting of 15,000 members as of December 31, 2010, allows unlimited access to a designated home club. Core members may pay a per visit fee of $7.50 to use non-home clubs at any hour. Members can elect to commit to a predetermined minimum contract period of one year in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis. Prior to November 1, 2010, we also offered a Gold membership which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Members who held a Gold membership as of November 1, 2010 are permitted to continue in this membership category. Gold members may pay a per visit fee of $7.50 to use non-home clubs during peak hours. We had 246,000 Gold members as of December 31, 2010.

As part of our efforts to drive member sales, in April 2010, we began offering a new, favorably-priced, restricted-use membership available to students only. In prior years, we offered a three-month summer membership targeted at students generally priced at $199.00 for the entire summer. The new membership is a month-to-month membership with dues of $20.00 per month and $119.00 for joining fees at the time of enrollment. As of December 31, 2010, we had approximately 17,000 student members.

Over our 37-year history, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average 40,000 square feet. The aggregate average size of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting the quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

The U.S. and global economic recession in 2009 and the continuing challenging economic environment in 2010 resulted in significant pressures and declines in consumer confidence and economic growth and high levels of unemployment. These economic conditions have led to reduced consumer spending and have contributed to an increase in member cancellations, a decrease in new memberships and reductions in revenue from ancillary services and marketing. While further signs of economic recovery are appearing, negative economic conditions could continue to adversely affect our business and results of operations.

Industry Overview

Total United States fitness club industry revenues increased at a compound annual growth rate of 5.9% from $11.6 billion in 2000 to $19.5 billion in 2009, according to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”). Total U.S. fitness club memberships increased at a compound annual growth rate of 3.7% from 32.8 million in 2000 to 45.3 million in 2009, and total number of fitness clubs increased at a compound annual growth rate of 6.4% from 16,983 in 2000 to 29,750 in 2009, according to IHRSA.

In 2009, health club members visited clubs at an all-time high of 102 days on average, with approximately 42% visiting their clubs at least 100 times during the year, according to IHRSA. From 2008 to 2009, the number of people attending a club at least six times per year decreased 2.5%; however, in the last ten years the number has increased nearly 60% from 24.1 million to 38.3 million.

Obesity continues to be a growing problem in the United States, including the continued prevalence of childhood obesity. Consumers under age 18 increased in 2009 to 10% of total fitness club membership. The Center for Disease Control and Prevention found that 68% of U.S. adults were considered overweight or obese in 2007-2008, an increase from 64.5% in 1999-2000. As healthcare costs rise in the United States, some of the focus in combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs.

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness. Members over the age of 55 increased from 8.0 million in 2005 to 10.3 million in 2009.

As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.  Based on number of clubs, we are the fourth largest fitness club owner and operator in the United States and the largest fitness club owner and operator in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York, Boston and Washington, D.C. regions, and the fifth largest owner and operator in the Philadelphia region. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy provides significant benefits to members and corporations.  By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 215,000 of our members have a Passport Membership and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than Core or Gold Memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2010, 37% of all club usage was by members visiting clubs other than their home clubs.

Regional clustering strategy designed to enhance revenues and achieve economies of scale.  We believe our regional clustering strategy allows us to enhance revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis. Regional clustering is attractive to corporations seeking to promote a healthy lifestyle by providing discounted group memberships to their employees. We also partner with many groups that serve our communities, including the New York City Police and Fire Departments in our New York Sports Clubs region, the Southeastern Pennsylvania Transportation Authority (SEPTA) in our Philadelphia Sports Clubs region, and the District of Columbia Government, including all city agencies, in our Washington Sports Clubs region. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to compete effectively with us. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses and reduces our capital spending needs. Regional clustering also provides the opportunity for members who relocate within a region to remain members of our clubs, thus aiding in member retention.

Expertise in site selection and development process.  We believe that our expertise in site selection and development provides an advantage over our competitors given the complex real estate markets in the metropolitan areas in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a rigorous process involving demographic and competitive analysis, financial modeling, site selection and negotiation of lease and acquisition terms to ensure that a potential location meets our criteria for a model club. We believe our flexible club formats are well suited to the challenging real estate environments in our markets.

Business Strategy

In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:

Retain members by focusing on the member experience.  Our company’s mission is “Improving Lives Through Exercise.” We enact our mission through our “Engage and Inspire” operational excellence platform which is designed to inspire members to embrace regular exercise and achieve their fitness goals by securing their loyalty through customer service and providing state-of-the-art facilities, programs and services. We tailor the hours of each club to the needs of the specific member demographic utilizing each club; offer a variety of ancillary services, including personal training, group classes, small group training, Sports Clubs for Kids programs, and the XpressLine program (a high-intensity, efficient workout program). We offer a variety of different sports facilities in each regional cluster of clubs; offer modern, varied and well-maintained exercise and fitness equipment; and offer an assortment of additional amenities including access to babysitting, sports massage and pro-shops. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; and continually increasing our attention to individual member needs, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership.

To further ensure the member experience remains at a high quality, we provide member surveys to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall. We also utilize a mystery shopping program that studies each club in areas such as cleanliness and customer service. The scores from this program are used to measure management rewards and bonus payments for certain club employees.

Drive comparable club revenue and profitability growth by implementing our business strategy.  Our near-term financial performance will depend largely on the growth of revenue at clubs that we have operated for more than 12 months. We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as compared to the same period in the prior year. Historically, comparable club revenue growth has been a contributing factor in our revenue growth, with comparable club revenue growth for each of the three years from 2006 to 2008, ranging between 2.2% to 7.9%. For the years ended December 31, 2010 and December 31, 2009, however, our comparable club revenue declined 4.3% and 5.6%, respectively. Although comparable club revenue continued to decline throughout the year ended December 31, 2010 compared with the prior year, we began to see signs of recovery. In 2009, in part as a result of the state of the economy and the impact on consumer spending, we experienced higher member attrition and, therefore, a lower member base for most reporting periods in the year ended December 31, 2010. The lower beginning member counts in 2010 resulted in decreased revenue recognized throughout the year. In the fourth quarter of 2010, we experienced a comparable club revenue decrease of 1.7% compared to a decrease of 7.1% in the fourth quarter of 2009. In 2011, we expect modest improvement and to have slight comparable club revenue increases in the second half of the year when compared to the same periods in 2010.

Provide state-of-the-art fitness equipment and services.  To help members develop and maintain a healthy lifestyle, train for athletic events or lose weight, each of our clubs has a large array of cardiovascular machines and resistance training equipment and free weights. Exercise equipment is positioned to allow for easy movement from machine to machine, facilitating a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, which allows members to conveniently customize their exercise programs and reduce downtime during their workouts. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We offer a large variety of group fitness classes at each club and these classes generally are at no additional cost to our members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes.

Grow ancillary and other non-membership revenues.  We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $77.3 million, or 17.9% of revenues for the year ended December 31, 2006, to $92.0 million, or 19.9% of revenues for the year ended December 31, 2010. We intend to continue to enhance and expand the current range of programs and quality of value-added services that we offer to our members, such as personal and small group training. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Realize benefits from maturation of recently opened clubs.  From January 1, 2009 to December 31, 2010, we opened four clubs. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of this group of four clubs will improve as the clubs reach maturity.

Marketing

Our marketing campaign, which we believe has increased awareness of our brand names, is directed by our marketing department, which directly reports to the Chief Executive Officer. This team develops advertising strategies to convey each of our regionally branded networks as the premier network of fitness clubs in its region. Our marketing team’s goal is to focus on growing our membership base and achieving broad awareness of our regional brand names and be “top of mind”. We are organized to enable close collaboration between our marketing, sales, fitness and operations staff, which helps to align efforts around operational objectives and new product development while ensuring a primary focus on the member experience.

Brand awareness and preference is aided by a number of factors, including visibility of multiple retail locations and associated signage across each region, our membership base of 493,000 as of December 31, 2010, which generates word-of-mouth and referrals, a 37-year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.

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

Our advertising and marketing message is designed to build our brand while creating an approachable personality that is attractive to prospective members. In contrast to most health club advertising, we generally forego depicting images of hard bodies, facilities and gym equipment. Advertisements generally feature creative slogans that use current events to communicate the serious approach we take toward fitness in a provocative and/or humorous tone. We believe this approach is easily communicated and understood and makes our product more approachable for all consumers regardless of their health club experience.

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

We also engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities. We have created custom programming garnering media interest, such as the Jersey Core workout, Trivia Training and the Burlesque workout, among others. We have been featured in national broadcast television shows, such as Fox & Friends, Access Hollywood, CNN, MSNBC and the CBS Early Show; major newspapers, such as The New York Times, USA Today, Washington Post, Washington Times, Boston Globe, and The Wall Street Journal, and seen in magazines, such as: Fitness, Self, Shape, New York and People Magazines.

In addition, we participate in and sponsor events in each of our regions. We are a six-time sponsor of the JPMorgan Chase Corporate Challenge Series running event in both the New York and Boston metropolitan regions. In 2010, this popular annual event attracted nearly 40,000 participants in New York and 14,000 in Boston. Boston Sports Clubs is also a four-time sponsor of the Tufts Health Plan 10K for Women, an event that attracted 7,400 competitors in 2010. New York Sports Clubs’ sponsorship of the annual TD Bank Five Boro Bike Tour helped to turn out a TSI team of 475 members and employees, all riding in logo jerseys, for the 42-mile ride along with 37,000 other cyclists.

Our association with professional sports teams also enhances our brands and their status in the communities in which we operate. Boston Sports Clubs is the official health club of the Boston Red Sox and Boston Celtics. New York Sports Clubs shares the same designation with the New York Jets Flight Crew, including programming in our clubs with appearances by the Flight Crew, as well as signage in New Meadowlands Stadium.

Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Developed in 2009 and launched in early January 2010, we partnered with the City of New York and the Fire Department of New York (FDNY) to develop and deliver easier access to cardiopulmonary resuscitation (“CPR”) training. Called “CPR to Go”, the graduates of this 40 minute class headed by FDNY EMS trainers, will become certified and therefore will be able to assist in providing CPR. Our club management teams and staff are also encouraged to organize and engage in charitable activities. Some recent events benefited organizations such as the Michael J. Fox Foundation for Parkinson’s Research, Tower of Hope, MS Society, Family Research Foundation, American Cancer Society, the Muscular Dystrophy Association, Susan G. Komen Race for the Cure, Avon Walk for Breast Cancer, NYCares, Toys for Tots, as well as many smaller local and specific charities.

Our principal web site is www.mysportsclubs.com. In 2009, we improved the site to facilitate its navigation, functionality and usability and to enhance the member experience. In 2010, we focused on developing new template pages that would allow for more flexibility and efficiency in disseminating content. We also continued to improve upon site navigation, functionality and usability to enhance the member experience. The site provides information about club locations, program offerings, exercise class schedules and sales promotions. The web site also allows our members to give us direct feedback about our service levels and enables prospective members to sign-up for our popular 30 days for 30 dollars web trial membership launched in April 2010. This has increased traffic in the clubs and led to many of these trial members joining as full-time members. Prospective members can also initiate their full membership enrollment process through our web site. In addition, job seekers can begin the employment application process through the site and investors can access financial information and resources.

Sales

We sell our memberships primarily through three channels; at the club level; through our corporate and group sales division; and through our outbound call center. In September 2010, we introduced our outbound call center in order to reach out to former members. We are currently reviewing other opportunities to sell memberships through the call center. We also sell memberships online through our web site. We employ approximately 390 “in-club” membership consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has either two or three consultants. These consultants report directly to the club general manager, who, in turn, reports to a district manager. We provide additional incentive-based compensation in the form of commissions and bonuses, contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete an in-house training program through which they learn our sales strategy. The training program consists of three days of in-classroom training followed by three weeks of in-club training. In making a sales presentation, membership consultants attempt to match the needs to each prospective member by emphasizing all the aspects of our clubs’ selection of equipment, classes and multi-recreational offerings, if available, and the quality of our staff.

In mid-December 2008, we launched the selling of individual memberships online for our standard membership types. This sales channel links directly to our principal web site and an existing web site, which is tailored to selling memberships for pre-established corporate and group programs. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Members who joined online accounted for approximately 3.3% of memberships sold in 2010. In April 2010, we launched a 30 days for 30 dollars web trial membership for prospective members.

Our corporate and group sales division consists of approximately 20 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and large groups. Corporate and group members accounted for approximately 16% of our total membership base as of December 31, 2010. We offer numerous programs to meet our corporate and group clients’ needs including an online enrollment program as well as a fully operational call center for enrollment. We believe this focus on relationship building, providing the corporate customer with options for enrollment and our clustering strategy will continue to lead to new group participation in the future. Corporate and group sales are typically sold at a discount to our standard rates. Corporations frequently subsidize the costs of memberships provided to their employees.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2010, our existing members were enrolled under three types of memberships:

•	The Passport Membership is our higher priced membership and entitles members to use any of our clubs in any region at any time, or any of our clubs within one region, other than the NYSC region. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. The current list price of an individual commit Passport Membership ranges from $69 per month to $89 per month, excluding students and corporate and group members. Our student memberships are offered as restricted-use Passport Memberships and averaged approximately $20 per month for those sold in the year ended December 31, 2010. Our corporate and group memberships are sold as Passport Memberships and averaged approximately $60 per month for those sold in the year ended December 31, 2010. The Passport Membership, including our student members and our corporate and group members, was held by approximately 47% of our total members as of December 31, 2010. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, at prices ranging from $105 to $115 per month.

•	The Core Membership was introduced on November 1, 2010 and enables members to use a specific club at any time. The current list price of a commit Core membership ranges from $39 to $79 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract. Core members can also elect to pay a per visit fee of $7.50 to use non-home clubs. This membership was held by approximately 3% of our members as of December 31, 2010.

•	The Gold Membership enables members to use a specific club at any time and any of our clubs during off-peak times. Gold members can also elect to pay a per visit fee of $7.50 to use non-home clubs during peak hours. This membership was held by approximately 50% of our members as of December 31, 2010. This membership is no longer offered to new members as of November 1, 2010.

In 2010, we simplified our membership offerings by moving away from many membership offerings to two principal memberships. We still offer some promotional memberships to key segments of our consumer and member base; however, these are not permanent offerings and are only offered periodically on a promotional basis. Examples of such specialized memberships are those designed for the aging population, TSI alumni, gym switchers or couples memberships. We periodically emphasize these specialized membership packages to support with our marketing and sales strategic plan.

We offer both “month-to-month” and “commit” membership payment plans. A member may cancel a month-to-month membership at any time with 30-days notice. Under the commit model, new members commit to a one-year membership. These memberships are priced at a moderate discount to the month-to-month membership. In 2010 and 2009, 74% and 85% of our newly enrolled members opted for a commit membership, respectively. We decreased the price gap between the commit membership and the month-to-month membership in 2009, as we saw the month-to-month membership gain popularity due to its flexibility in a time of decreased consumer confidence. As of December 31, 2010, approximately 17% of our members had originated under a month-to-month non-commit membership and 83% had originated under a commit membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2010, approximately 70% of our total members were on a month-to-month basis. We believe that members prefer to have the flexibility to choose between committing for one year or to join under the month-to-month non-commit membership.

In joining a club, a new member signs a membership agreement that typically obligates the member to pay one-time joining fees, if applicable, and monthly dues on an ongoing basis. The one-time joining fees consist of initiation fees and processing fees. In the third quarter of 2008, we had combined these fees. We promoted new memberships by discounting these fees in 2008 and further discounting these fees in 2009, resulting in a low average joining fee per member of $20 in that year. In June 2010, we re-introduced the one-time processing fee of between $19 and $29 per sale. Joining fees collected for new monthly electronic funds transfer, or EFT, members averaged approximately $30 per member for the year ended December 31, 2010. Monthly EFT of individual membership dues on a per-member basis including the effect of promotions and memberships with reduced dues averaged approximately $62 and $64 per month for the years ended December 31, 2010 and 2009, respectively. Throughout 2010, we ran various sales promotions for new members to receive free months of membership and in April 2010 we began our student membership with dues of $20 per month. Due to the popularity of the student membership, our average per member dues decreased. Throughout 2009, we had also offered various sales promotions for new members to receive free months of membership and also sold discounted membership types, including our alumni and friends and family memberships. We collect approximately 96.0% of all monthly membership dues through EFT and EFT membership revenue constituted approximately 75.5% of consolidated revenue for the year ended December 31, 2010. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department. We typically increase our existing member dues annually by between 1% and 3% on average, in line with increases in the cost of living. In 2010, the total membership dues increase was applied to approximately 50.0% of our membership base resulting in an overall dues increase of approximately 1.5%.

Usage

Our suburban clubs are generally open 5:00 AM to 10:00 PM on weekdays and 7:00 AM to 8:00 PM on weekends, while our urban clubs are generally open 5:00 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. Where member demand is high, some clubs remain open for 24 hours. We generally consider our peak usage times to be between 6:00 AM and 8:30 AM and 4:00 PM and 8:30 PM on weekdays. Our hours of business are based on usage patterns at each individual club. Our total club usage was 30.0 million and 30.3 million member visits for the years ended December 31, 2010 and 2009, respectively, representing a 1.2% decrease in total club usage on a year-over-year basis. Usage per member has increased approximately 1.9% in the year ended December 31, 2010 compared to 2009. In the year-ended December 31, 2010, approximately 37% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs.

Non-Membership Revenue

Over the past five years, we have expanded the range of ancillary club services provided to our members. Non-membership club revenue has increased by 19.0% from 2006 to 2010 and has increased as a percentage of total revenue from 17.9% in 2006 to 19.9% in 2010. Personal training revenue, in particular, increased 23.0% over this five-year period and increased as a percentage of total revenue from 11.4% in 2006 to 13.2% in 2010. In addition, we offer Sports Clubs for Kids and Small Group Training, both for an additional fee, at select clubs. Consumer confidence and consumer spending deteriorated in the second half of 2008 and throughout 2009, resulting in a non-membership revenue decrease in these periods. In 2010, consumer confidence and consumer spending began to recover. Also in 2010, we recognized $2.7 million of personal training revenue related to unused and expired sessions in three of our jurisdictions, of which $570,000 related to expired sessions that would have been recognized in the year ended December 31, 2010. See “Management’s Discussion and Analysis” for further information.

The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2006 through 2010.

	For The Years Ended December 31, (In thousands)
	2010	%	2009	%	2008	%	2007	%	2006	%

Total revenue	$462,387	100.0%	$485,392	100.0%	$506,709	100.0%	$472,915	100.0%	$433,080	100.0%
Non-Membership Revenue:
Personal training revenue	60,875	13.2%	56,971	11.7%	61,752	12.2%	56,106	11.9%	49,511	11.4%
Other ancillary club revenue	26,355	5.7%	24,589	5.1%	24,329	4.8%	24,247	5.1%	22,863	5.3%
Fees and Other revenue	4,761	1.0%	4,661	1.0%	6,031	1.2%	5,616	1.2%	4,942	1.2%

Total non-membership revenue	$91,991	19.9%	$86,221	17.8%	$92,112	18.2%	$85,969	18.2%	$77,316	17.9%

Club Format and Locations

Our clubs are generally located in middle- or upper-income residential, commercial, urban and suburban neighborhoods within major metropolitan areas that are capable of supporting the development of a cluster of clubs. Our clubs typically have high visibility and are easily accessible. In the New York metropolitan, Boston, Washington, D.C. and Philadelphia markets, we have created clusters of clubs in urban areas and their commuter suburban areas aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges, and standardized facilities and services.

Approximately 68% of our clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 25,000 square feet to 65,000 square feet, with one club being 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity.

We have experienced overall growth over the past five years primarily through developing and opening new club locations that we have constructed, despite the reduction in club openings in 2009 and 2010. In addition, we have acquired existing, privately owned single and multi-club businesses. From January 1, 2006 to December 31, 2010, we acquired two existing clubs, constructed 37 new clubs and closed or relocated 20 clubs to increase our total clubs under operation from 141 to 160. In the year ended December 31, 2010, we did not open any new clubs and closed one club, decreasing our total clubs under operation from 161 to 160. In 2010, we upgraded certain existing clubs and plan to continue to do so in 2011. We currently plan to open two clubs in the second half of 2011.

To identify potential target areas for additional clubs, we engage in detailed site analyses and selection processes. Target areas are identified based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. We currently have two lease commitments and have identified over 170 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate.

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

We have approximately 8,100 personal entertainment units installed in our clubs. The units are typically mounted on or near individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout. The entertainment system network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

In 2010, we began to roll-out an expansion of features of the personal viewing screens on our cardio equipment at select clubs using a new entertainment system network. These additional features include on-demand television and music, iPod/iPhone compatibility and a club information channel. We installed this new system in 12 of our Manhattan clubs in 2010 and have plans to further expand the features of the screens in our remaining Manhattan clubs in the first half 2011.

Club Services and Operations

Our clubs are structured to provide an enhanced member experience through effective execution of our operating plan. Our club and support team members are the key to delivering a valued member experience and our operations are organized to maximize their overall effectiveness. Our club operations include:

Management.  We believe that our success is largely dependent on the selection and development of our team members. Our management structure is designed to strike the right balance between consistent execution of operational excellence and nurturing a leader’s capacity for entrepreneurial decision making. Our learning and development system allows for all club positions to receive training on the key elements of their role as well as development training for growth. We believe a critical component to our growth is our ability to leverage internally-developed management talent.

Our business is divided into regional operating lines with each reporting to a regional vice president. Reporting to the regional vice presidents are regionally-based functional support teams as well as district managers who are responsible for executing the Company’s operating plan within a group of clubs. Reporting to the district managers are the individual club general managers who are responsible for the day-to-day management of each club. At each level of responsibility, compensation is structured to incent driving the member experience and profitability.

Functional Support.  Functional teams provide technical expertise and support designed to drive the member experience and revenue growth in specific areas of our clubs’ services, including sales and marketing, fitness and ancillary programming, learning and development as well as facility management and member service.

Driving excellence in fitness and ancillary programming is critical to our success. All of our fitness clubs offer one-on-one personal training, which is sold in both single session and multi-session packages. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. Our personal trainers are grouped by professional certification and advanced specialty education. Trainer compensation is based on professional designation and the number of training sessions they perform. We believe that members who participate in personal training programs typically have a longer membership life.

Our commitment to providing a quality exercise experience to our members extends beyond just personal training and includes group exercise programming. Our instructors teach a variety of classes including: aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes. Instructors report through local club management and are further supported by regional directors responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide small group training offerings to our members, which are fee-

based programs that have smaller groups and provide more focused and typically more advanced classes. Some examples of these offerings include Pilates, TRX, Kettlebell training, boxing camps and cycling camps.

In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2010, Sports Clubs for Kids was being offered in 31 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance and birthday parties. It also can include non-competitive “learn-to-play” sports programs.

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

Information Systems

We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to best support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems and to optimize their performance.

We currently utilize a club management system that incorporates functionality for member services, contract management, electronic billing, point of sale, scheduling personal training resources and reservations. This club management system extends support for new business functionalities and new club models and integrates with other applications. We have an application utilizing business intelligence tools and data warehousing capabilities enabling enhanced managerial and analytical reporting of sales and operations. We originally implemented this system in 2003, and we plan to replace it within the next two to three years to take advantage of updated technology.

Recently we upgraded the hardware capacity of the club management system to improve performance at club locations.

In 2007, we replaced our legacy general ledger and accounts payable and fixed asset accounting systems with Oracle systems that include a fully integrated suite of accounting applications as well as lease management and cash management capabilities. Migration of our current construction accounting system to the Oracle systems and expanded on-line procurement was completed in 2008.

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

Our web site utilizes new architectures that allow for flexibility in product offerings, online corporate and group sales, promotion and contest presentations, member self-service, surveying and enhanced member options. The internet capabilities were recently expanded to include more member-focused features. In 2008, we launched additional web capabilities for selling our suite of memberships for all clubs. We have built an intranet to provide a portal for the various browser-based applications that we utilize internally. Our intranet features support corporate communications, human resources programs and training. In 2009, we launched a re-design of our web site, making it easier for our members to navigate through the features. In 2010, we added new templates allowing for more flexibility and efficiency of the site.

In 2011, we plan to move our data center from our current Manhattan location to a co-location facility. This will provide for better network speed and reliability, realize cost savings on real estate facilities, increase server security and improve internet bandwidth availability. Other benefits include increased growth scalability, power redundancy, enhanced physical security controls, cooling redundancy and fire suppression. Our employees will manage the daily operations remotely.

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

Competition

The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,069 in 2005 to 29,750 in 2009, based on the most recent information available. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.

We consider the following groups to be our primary competitors in the health and fitness industry:

•	commercial, multi-recreational and fitness-only chains, including, among others, Equinox Holdings, Inc., Lifetime Fitness, Inc., Crunch, New York Health and Racquet, LA Fitness International LLC, 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Gold’s Gym International, Inc., Retro Fitness, Snap Fitness, Anytime Fitness and Planet Fitness;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs; racquet, tennis and other athletic clubs;

•	private studios offering cycling, yoga or Pilates;

•	amenity gyms in apartments and condominiums;

•	weight-reducing salons;

•	country clubs; and

•	the home-use fitness equipment industry.

The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.

We consider our service offerings to be in the mid-tier of the value/service proposition and designed to appeal to a large portion of the population who utilize fitness facilities. The number of competitor clubs that offer lower pricing and a lower level of service recently have continued to grow in our markets. These clubs have attracted, and may continue to attract, members away from both our fitness-only clubs and our multi-recreational clubs, particularly in this challenging consumer environment.

We also face competition from club operators offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban formats.

Competitive Position Measured by Number of Clubs

	Number of
Market	Clubs	Position

Boston metropolitan	25	Leading owner and operator
New York metropolitan	108	Leading owner and operator
Philadelphia metropolitan	6	# 5 owner and operator, tied for #1 in urban center
Washington, D.C. metropolitan	18	# 2 owner and operator, leader in urban center
Switzerland	3	Local owner and operator only

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

We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are barriers to entry in our metropolitan areas, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one, or a series of, acquisitions. These barriers of entry are significant in our four metropolitan regions, however they are not as challenging in our surrounding suburban locations.

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

Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business and other states into which we may expand in the future have adopted or may adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing or in certain circumstances, such as for medical reasons or relocation to a certain distance from the nearest club, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may establish maximum prices for membership contracts and limitations on the term of contracts. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions, but in each instance, the canceling member is entitled to a refund of unused prepaid amounts. Most recently, several states have proposed legislation that would prohibit the automatic rollover of membership once a member’s commitment period expires. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

The tax treatment of membership dues varies by state. In recent years, some states in which we operate have passed legislation to require sales tax to be collected on membership dues and personal training sessions. These taxes have the effect of increasing the payments by our members, which could impede our ability to attract new members or induce members to cancel their membership.

Changes in any statutes, rules or regulations could have a material adverse effect on our financial condition and results of operations.

Employees

At December 31, 2010, we had approximately 8,100 employees, of whom approximately 2,200 were employed full-time. Approximately 360 of those employees were corporate and other club support personnel. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

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

The performance of our clubs is highly dependent on our ability to attract and retain members, and we may not be successful in these efforts. Most of our members can cancel their club membership at any time under certain circumstances. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership at newer clubs, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions.

Recent negative economic conditions, including increased unemployment levels and decreased consumer confidence, have resulted in significant pressures and declines in economic growth. These conditions have and in the future could lead to reduced consumer spending. In a depressed economic and consumer environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our services and products and such decline in demand may continue as the economy continues to struggle and disposable income declines. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. The recent challenges in the global economy may materially adversely affect our business and our revenues and profits. As a result of these factors, membership levels might not be adequate to maintain our operations at current levels or permit the expansion of our operations.

In addition, to the extent our corporate clients are adversely affected by negative economic conditions, they may decide, as part of expense reduction strategies, to curtail or cancel club membership benefits provided to their respective employees. Any reductions in corporate memberships may lead to membership cancellations as we cannot assure that employees of corporate customers will choose to continue their memberships without employer subsidies. A decline in membership levels may have a material adverse effect on our business, financial condition, results of operations and cash flows. We ended 2009 with 24,000 less net members compared to 2008, a decline that we attribute, in large part, to negative economic conditions during 2009. In 2010, we began to see some signs of recovery and ended 2010 with 7,000 more members compared to the end of 2009 but at an overall lower average monthly dues rate.

Low consumer confidence levels, increased competition and decreased spending could negatively impact our financial position and result in club closures and fixed asset and goodwill impairments.

In the years ended December 31, 2010 and 2009, we closed one club and nine clubs, respectively, and recognized $3.3 million and $6.7 million of fixed asset impairments, respectively. While there were no goodwill impairments in 2010 and 2009, we have in the past experienced goodwill impairments due to decreased membership. Some of these closures and impairments were due, in large part, to the current economic, consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate further or if we are unable to improve the overall competitive position of our clubs, our operating performance may continue to decline and we may need to recognize additional impairments of our long-lived assets and goodwill and may be compelled to close additional clubs. In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed clubs from our other clubs.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2010, we operated 108 fitness clubs in the New York metropolitan market, 25 fitness clubs in the Boston market, 18 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York area, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition, cash flows and results of operations in the future.

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

The number of competitor clubs that offer lower pricing and a lower level of service continue to grow in our markets. These clubs have attracted, and may continue to attract, members away from both our fitness-only clubs and our multi-recreational clubs, particularly in the current consumer environment. Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for consumers.

We also face competition from competitors offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, also compete against our suburban, fitness-only models.

In addition, large competitors could enter the urban markets in which we operate to open a chain of clubs in these markets through one, or a series of, acquisitions.

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

Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations. We have opened a total of four new club locations in the 24-month period ended December 31, 2010.

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

Depending upon the outcome, these matters may have a material effect on our consolidated financial position, results of operations and cash flows.

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

We are dependent on the continued services of our senior management team, particularly Robert Giardina, Chief Executive Officer; Daniel Gallagher, Chief Financial Officer; and Martin Annese, Chief Operating Officer. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

Terrorism and the uncertainty of armed conflicts may have a material adverse effect on clubs and our operating results.

Terrorist attacks, such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operating results or the market on which our common stock trades. Our geographic concentration in the major cities in the Northeast and

Mid-Atlantic regions and, in particular, the New York City and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members, the markets for our services and the market for our common stock are uncertain; however, their occurrence can be expected to further negatively affect the United States economy generally and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.

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

Any failure of our current system could also cause us to lose members and adversely affect our business and results of operations. Our members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services to them. Disruptions or failures that affect our billing and other administrative functions could have an adverse affect on our operating results.

We are in the process of moving our data center to a third party co-location site. This move, together with other infrastructure changes are being undertaken to accommodate our growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage our systems. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our sites. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose members, damage our reputation, and adversely affect our business and results of operations.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue increases and our operating margins.

We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We currently have two clubs for which we have signed lease commitments in existing markets, with planned openings of these clubs in the second half of 2011. In the case of existing markets, our experience has been that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

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

Our cash and cash equivalents are concentrated in a small number of banks.

Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in a small number of commercial banks as of December 31, 2010 totaled $22.1 million. During 2010, in any one month, this amount has been as high as $30.0 million.

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

We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2010, we had approximately $11.7 million of unused and expired personal training sessions that had not been recognized as revenue and recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. For three of our jurisdictions, we concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions are not escheatable. As a result, the Company has removed approximately $2.7 million from deferred revenue, of which approximately $570,000 related to expired sessions that would have been recognized the year ended December 31, 2010, and recorded such amount as personal training revenue in the fourth quarter of 2010.

Our growth and profitability could be negatively impacted if we are unable to renew or replace our current club leases on favorable terms, or at all, and we cannot find suitable alternate locations.

We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 25 years, including option periods). During the next five years, or the period from January 1, 2011 through December 31, 2015, we have leases for six club locations that are due to expire without any renewal options and 39 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location. Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Risks Related to Our Leverage and Our Indebtedness

On February 27, 2007, the Company entered into a $260.0 million senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of a $185.0 million term loan facility (the “Term Loan Facility”) and originally consisted of a $75.0 million revolving credit facility (the “Revolving Loan Facility”). On July 15, 2009, the total amount of borrowings under the Revolving Loan Facility was reduced by 15% from $75.0 million to $63.8 million.

We may be negatively affected by economic conditions in the United States and key international markets.

We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. If our current resources do not satisfy our liquidity requirements, we may have to seek additional financing. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents and borrowings under our $63.8 million Revolving Loan Facility, as amended.

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

Our leverage may impair our financial condition, and we may incur significant additional debt.

We currently have a substantial amount of debt. As of December 31, 2010, our total consolidated debt was $316.5 million. Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, which is variable on our 2007 Senior Credit Facility and our Revolving Loan Facility, and/or principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures and acquisitions of new clubs and general corporate requirements;

•	limiting our ability to refinance our existing indebtedness on favorable terms, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

The indenture governing our 11% Senior Discount Notes due in 2014 (“Senior Discount Notes”) will permit us and our subsidiaries to incur substantial additional debt, subject to compliance with provisions of the Indenture. In addition, as of December 31, 2010, we had $53.1 million of unutilized borrowings under our senior secured revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they currently face could intensify.

We may not be able to re-finance our debt at current levels and interest rates.

Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the Senior Discount Notes are still outstanding as of that date. In addition, our Revolving Loan Facility will mature in February 2012. Our Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business operations and financial performance, our leverage, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of our company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on our outstanding Indebtedness.

Our operations are conducted through our subsidiaries and our ability to make payments on our outstanding Senior Discount Notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us for payment on our outstanding Senior Discount Notes. In addition, the terms of the 2007 Credit Agreement governing the 2007 Senior Credit Facility significantly restrict TSI, LLC and its subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the 2007 Credit Agreement and the indenture governing our Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

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

In addition, the 2007 Credit Agreement requires the Company, on a consolidated basis, to maintain a specified financial ratio and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The 2007 Credit Agreement requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.25:1.00 of consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Credit Agreement. As of December 31, 2010, we were in compliance with such ratio test, with a ratio of 2.63:1.00.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the indenture governing our Senior Discount Notes and the 2007 Credit Agreement. If an event of default under the 2007 Credit Agreement occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the event of default under the indenture governing our Senior Discount Notes, the note holders could elect to declare due all amounts outstanding thereunder, together with accrued interest. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own our 151 East 86th Street location, which houses a fitness club and a retail tenant that generated approximately $2.0 million of rental income for us for the year ended December 31, 2010. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years, or the period from January 1, 2011 through December 31, 2015, we have leases for six club locations that are due to expire without any renewal options and 39 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements. We plan to close one of the clubs without renewal options but endeavor to extend the leases or relocate the clubs or its membership base if appropriate for the remaining clubs.

We lease approximately 36,400 square feet of office space in New York City and have smaller regional offices in Fairfax, VA and Boston, MA, for administrative and general corporate purposes. We plan to close one of our corporate locations in Manhattan of approximately 10,000 square feet in March 2011 at the end of the lease term and relocate those employees to an existing Manhattan location. We also lease warehouse and commercial space in Brooklyn, NY for storage purposes.

We lease approximately 82,000 square feet in Elmsford, NY for the operation of a centralized laundry facility for New York Sports Clubs offering towel service, and for construction and equipment storage. This space replaced a laundry facility of 14,000 square feet in Queens, NY in 2009. This space also serves as corporate office space and replaced approximately 10,800 square feet of corporate office space in Manhattan. Total square footage related to the laundry facility is 42,000 and total square footage related to the corporate office and warehouse space is 40,000.

The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995

Date Opened or Management
Location	Address	Assumed

Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	1657 Broadway	July 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998

Date Opened or Management
Location	Address	Assumed

Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	Future Opening
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
Greenwich, CT	1 Fawcett Place	February 2004
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006

Date Opened or Management
Location	Address	Assumed

Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	Future Opening
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Providence, RI	131 Pittman Street	December 2008
Providence, RI	10 Dorrance Street	January 2009

Date Opened or Management
Location	Address	Assumed

Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E.	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W.	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W.	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W.	July 2000
Washington, D.C.	1345 F Street, N.W.	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W.	February 2002
Washington, D.C.	1990 K Street, N.W.	February 2004
Washington, D.C.	783 Seventh Street, N.W.	October 2004
Washington, D.C.	3222 M Street, N.W.	February 2005
Washington, D.C.	14th Street, N.W.	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Alexandria, VA	3654 King Street	June 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.	Legal Proceedings

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, the Company made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On September 14, 2009, the Staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company had been providing documents and testimony on a voluntary basis in response to an informal inquiry by the Staff of the SEC, which primarily related to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. On November 29, 2010, the Company received a letter from the Staff of the SEC stating that it has completed the investigation of the above-referenced accounting matters and that the Staff does not intend to recommend any enforcement action by the SEC against the Company.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. The litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. The Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. The Additional Award has not yet been entered as a judgment. We do not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award.

Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement will cover the Additional Award as and if entered by the court. If the third-party developer fails to honor its indemnity obligation with respect to the Additional Award (or any amount awarded on further appeal), TSI LLC’s liability to the landlord may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury and employee relations claims. See Note 13 — Contingencies to the consolidated financial statements in this Annual Report on Form 10-K. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty.

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

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low

Year ended December 31, 2010:
First Quarter	$4.20	$2.19
Second Quarter	$4.24	$2.21
Third Quarter	$2.94	$1.89
Fourth Quarter	$4.35	$2.65

Year ended December 31, 2009:
First Quarter	$3.40	$1.40
Second Quarter	$4.99	$1.97
Third Quarter	$4.46	$2.36
Fourth Quarter	$3.97	$1.99

Holders

As of February 22, 2011, there were approximately 90 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any. No dividends were paid by the Company in the fiscal years ended December 31, 2010 and 2009.

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

Issuer Purchases of Equity Securities

We did not purchase any equity securities during the fourth quarter ended December 31, 2010.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2010 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 6/2/06 in stock or 5/31/06 in index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	June 2,
	2006	2006	2007	2008	2009	2010

Town Sports International Holdings, Inc	100.00	124.38	72.15	24.08	17.58	30.64
NASDAQ Composite	100.00	112.55	125.57	74.31	107.90	126.84
Russell 2000	100.00	110.09	108.36	71.75	91.24	115.75

Notes:

(1)	The graph covers the period from June 2, 2006, the first trading day of our common stock following our Initial Public Offering, to December 31, 2010.

(2)	The graph assumes that $100 was invested at the market close on June 2, 2006 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

(3)	No cash dividends have been declared on our common stock in the period covered.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(5)	We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2010 and 2009 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

		Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenues	$462,387	$485,392	$506,709	$472,915	$433,080

Operating expenses:
Payroll and related(1)	185,583	193,891	193,580	177,357	162,709
Club operating	174,135	178,854	172,409	156,660	146,243
General and administrative	28,773	31,587	33,952	35,092	30,248
Depreciation and amortization	52,202	56,533	52,475	45,964	40,850
Impairment of fixed assets	3,254	6,708	3,867	—	—
Impairment of internal-use software	—	10,194	—	—	—
Goodwill impairment(2)	—	—	17,609	—	—

Operating income	18,440	7,625	32,817	57,842	53,030
Loss on extinguishment of debt(3)	—	—	—	12,521	16,113
Interest expense, net of interest income	21,013	20,969	23,583	25,329	33,372
Equity in the earnings of investees and rental income	(2,139)	(1,876)	(2,307)	(1,799)	(1,817)

Net (loss) income before (benefit) provision for corporate income taxes	(434)	(11,468)	11,541	21,791	5,362
(Benefit) provision for corporate income taxes	(144)	(5,800)	9,204	8,145	715

Net (loss) income	$(290)	$(5,668)	$2,337	$13,646	$4,647

(Loss) earnings per weighted average number of shares:
Basic	$(0.01)	$(0.25)	$0.09	$0.52	$0.20
Diluted	$(0.01)	$(0.25)	$0.09	$0.51	$0.20

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$38,803	$10,758	$10,399	$5,463	$6,810
Working capital deficit	(22,887)	(46,621)	(67,211)	(73,480)	(58,366)
Total assets	464,166	467,466	511,638	488,763	423,527
Long-term debt, including current installments	316,513	318,363	338,010	316,022	281,129
Total stockholders’ (deficit) equity	(6,945)	(8,233)	772	183	(17,829)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Cash Flow Data:
Cash provided by (used in):
Operating activities	$51,238	$76,241	$95,622	$82,749	$75,120
Investing activities	(22,035)	(49,277)	(95,108)	(97,230)	(67,111)
Financing activities	(1,765)	(26,763)	4,196	12,931	(52,598)
Other Data:
Non-cash rental expense, net of non-cash rental income	(5,552)	(2,494)	(411)	508	1,768
Non-cash compensation expense incurred in connection with stock options and common stock grants	1,336	1,704	1,268	913	1,135

	Year Ended December 31,
	2010	2009	2008	2007	2006

Club and Membership Data:
New clubs opened	—	4	9	14	10
Clubs acquired	—	—	—	1	1
Clubs closed or relocated	(1)	(9)	(4)	(3)	(3)
Wholly-owned clubs operated at end of period	158	159	164	159	147
Total clubs operated at end of period(4)	160	161	166	161	149
Members at end of period(5)	493,000	486,000	510,000	486,000	453,000
Comparable club revenue (decrease) increase(6)	(4.3)%	(5.6)%	2.2%	5.2%	7.9%
Revenue per weighted average club (in thousands)(7)	$2,881	$2,957	$3,142	$3,155	$3,021
Average revenue per member(8)	$947	$969	$990	$1,000	$982
Average joining fees collected per member(9)	$37	$19	$45	$69	$63
Annual attrition(10)	41.9%	45.2%	40.2%	38.2%	36.1%

(1)	In the year ended December 31, 2009, Payroll and related includes a correction of an accounting error of $751 related to deferred membership costs. See Note 2 — “Correction of Accounting Errors” to the Company’s consolidated financial statements in this Annual Report for further details.

(2)	Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation.

(a)	The Company performed an interim impairment test as of December 31, 2008. As a result of the test, it was determined that all of the goodwill in our Boston Sports Clubs region, amounting to $15,766, and goodwill of $1,843 at two of our outlier clubs that did not benefit from being part of a regional cluster was impaired. A deferred tax benefit of $1,755 was recorded in connection with these impairment charges.

(3)	The $16,113 loss on extinguishment of debt for the year ended December 31, 2006 consists of the following two transactions:

(a)	On June 8, 2006, the Company paid $93,001 to redeem $85,001 of the outstanding principal of the Company’s previously outstanding 9 5/8% Senior Notes (“2003 Senior Notes”), together with $6,796 of early termination fees and $1,204 of accrued interest. Deferred financing costs totaling $1,601 were written off and fees totaling $222 were incurred in connection with this early extinguishment.

(b)	On July 7, 2006, the Company paid $62,875 to redeem 35% of the Senior Discount Notes. The aggregate accreted value of the Senior Discount Notes on the redemption date totaled $56,644 and early termination fees totaled $6,231. Deferred financing costs totaling $1,239 were written off and fees totaling $24 were incurred in connection with this early extinguishment.

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

(4)	Includes wholly-owned and partly-owned clubs. In addition, during 2008, 2009 and 2010 we managed four university fitness clubs in which we did not have an equity interest. During 2006 and 2007 we managed five university fitness clubs in which we did not have an equity interest.

(5)	Represents members at wholly-owned and partly-owned clubs.

(6)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(7)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(8)	Average revenue per member is total revenue from wholly-owned clubs for the period divided by the average number of memberships from wholly-owned clubs for the period, including new student, summer student and summer pool memberships, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

(9)	Average joining fees per member is calculated as total initiation and processing fees divided by the number of new members, excluding pre-sold, summer student and summer pool memberships and including the new student memberships during each respective year.

(10)	Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year excluding pre-sold, summer student and summer pool memberships and including new student memberships during each respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition & Results of Operations

You should read the following discussion and analysis of our financial condition and consolidated results of operations in conjunction with the “Selected Consolidated Financial and Other Data” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions (see “FORWARD-LOOKING STATEMENTS” discussion). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” of this Annual Report.

Overview

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2010, we owned and operated 160 clubs that collectively served approximately 493,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. The majority of our members is between the ages of 21 and 60 and has an annual income of between $50,000 and $150,000. We believe that this “mid-value” segment of the market is not only the broadest but also the segment with the greatest growth opportunities.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions that we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2010, approximately 47% of our members participated in our Passport membership which allows unlimited access to all of our clubs in our clusters within one, or all of, our regions, respectively, for higher monthly membership dues. Approximately 50% of our members participate in our previously offered Gold membership which allows unlimited access to a designated club and access to all other clubs during off-peak hours and 3% of our members participate in our newly offered Core membership, which allows unlimited access to the member’s home club.

We have executed our clustering strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 38 locations (more than twice as many as our nearest competitor) and operated a total of 108 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2010. We operated 25 clubs in the Boston region under our Boston Sports Clubs brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name and six clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name as of December 31, 2010. In addition, we operated three clubs in Switzerland as of December 31, 2010. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

The results for the year ended December 31, 2010 include the correction of an accounting error that resulted in a decrease in benefit for corporate income taxes and a related decrease in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2010, we identified un-reconciled temporary deductible differences, mainly related to fixed assets, which gave rise to deferred tax assets of $357,000. These un-reconciled temporary differences principally relate to periods prior to 2008. As we were unable to identify a specific transaction that created this un-reconciled difference, such as the disposal of a certain asset, a current deduction could not be taken on our 2010 tax return. Accordingly, we wrote-off the deferred tax asset. This write-off resulted in the recognition of an out-of-period income tax expense in 2010 of $352,000. We do not believe that this error correction is material to the current or prior reporting periods.

The results for the year ended December 31, 2009 include the correction of an accounting error that resulted in a cumulative pre-tax charge of $751,000 to payroll and related expense and a related decrease in deferred membership costs on our consolidated statement of operations and consolidated balance sheet, respectively. Historically, we applied an accounting policy of capitalizing and then amortizing membership consultants’

commissions, bonuses and a portion of their base salaries, and related taxes and benefits, as direct costs of obtaining new members. Company policy limited the costs that could be capitalized to the amount of initiation fee revenue deferred for new memberships. The application of this policy required us to make certain estimates. In connection with a review of the accounting treatment for membership consultant salaries, including the application of the accounting policy and appropriateness of its estimate methodology, we determined that our previous estimates were incorrect. We concluded that it was not clear whether any portion of the consultants’ base salaries and the taxes and benefits related to those base salaries should have been capitalized. While we are no longer deferring a portion of membership consultants’ salaries and related taxes and benefits, we will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses. See Note 2 — “Correction of Accounting Errors” to the consolidated financial statements for further details.

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

Revenue and operating expenses

We have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. These dues and fees comprised 80.1% of our total revenue for the year ended December 31, 2010. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.

•	Ancillary club revenue: For the year ended December 31, 2010, we generated 13.2% of our revenue from personal training and 5.7% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.

We also receive revenue (approximately 1.0% of our total revenue for the year ended December 31, 2010) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the years ended December 31 2010 and 2009, our attrition rate was 41.9% and 45.2%, respectively. In 2009, our attrition levels increased partially as a result of the recessionary economy. In 2010, attrition moved closer to 2008 levels due to an improved member experience, a more stabilized economy and increased retention programs. We expect attrition levels to show modest improvement in 2011.

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

General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the consolidated statement of operations and are not included in general and administrative expenses.

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines our operating margins are negatively impacted. During 2010, membership at our clubs opened over 24 months increased approximately 1.5%. These membership increases have increased our operating margins in 2010 compared to 2009.

Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 3.0% to 5.0% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms and utilization and demand for the facility dictate. In this regard, facility remodeling is also considered where appropriate.

From 2009 to 2010, operating income increased 141.8% and from 2008 to 2009 operating income decreased 76.8%. In 2009, we experienced an overall decrease of earnings and experienced considerable impairment charges related to our internal-use software project and on fixed assets at nine of our clubs. In 2010, we did not incur impairment charges of this magnitude.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating income	$18,440	$7,625	$32,817
Increase (decrease) over prior period	141.8%	(76.8)%	(43.3)%
Net (loss) income	$(290)	$(5,668)	$2,337
Increase (decrease) over prior period	94.9%	(342.5)%	(82.9)%
Cash flows provided by operating activities	$51,238	$76,241	$95,622
(Decrease) increase over prior period	(32.8)%	(20.3)%	15.6%

Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our new club openings. In 2010, we closed one club with collectively marginal to no operating cash flow. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. We currently expect to close one club in 2011. We will continue to opportunistically pursue closing underperforming clubs.

As of December 31, 2010, 158 of the existing fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue
	Increase (Decrease)
	Quarter	Full-Year

2008
First Quarter	4.5%
Second Quarter	3.2%
Third Quarter	2.2%
Fourth Quarter	(1.4)%	2.2%
2009
First Quarter	(2.1)%
Second Quarter	(6.3)%
Third Quarter	(7.0)%
Fourth Quarter	(7.1)%	(5.6)%
2010
First Quarter	(6.0)%
Second Quarter	(4.2)%
Third Quarter	(5.0)%
Fourth Quarter	(1.7)%	(4.3)%

Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

Comparable club revenue had generally been trending downward since the first quarter of 2007; however, beginning in the first quarter of 2010, the decreases began to improve modestly. In the year ended December 31, 2009, membership at our comparable clubs decreased 5.2% as compared to 2008 and in 2010 membership increased 1.4% as compared to 2009. Further increases in membership coupled with an expected increase in personal training revenue will be contributing factors to the expected improvement in comparable club revenue and therefore operating margins in 2011. In 2011, we expect modest improvement and to have slight comparable club revenue increases in the second half of the year when compared to the same periods in 2010.

Historical Club Count

	Year Ended December 31,
	2010	2009	2008

Wholly-owned clubs operated at beginning of period	159	164	159
New clubs opened	—	4	9
Clubs closed or relocated	(1)	(9)	(4)

Wholly-owned clubs operated at end of period	158	159	164
Partly-owned clubs operated at end of period	2	2	2

Total clubs operated at end of period(1)	160	161	166

(1)	Includes wholly-owned and partly-owned clubs. In addition, during these periods, we managed four university fitness clubs in which we did not have an equity interest.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	40.1	39.9	38.2
Club operating	37.7	36.9	34.0
General and administrative	6.2	6.5	6.7
Depreciation and amortization	11.3	11.7	10.4
Impairment of fixed assets	0.7	1.4	0.8
Impairment of internal-use software	—	2.1	—
Impairment of goodwill	—	—	3.5

Operating income	4.0	1.5	6.4
Interest expense	4.6	4.3	4.7
Interest income	(0.0)	(0.0)	(0.1)
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.5)

(Loss) income before provision for corporate income taxes	(0.1)	(2.4)	2.3
(Benefit) provision for corporate income taxes	(0.0)	(1.2)	1.8

Net (loss) income	(0.1)%	(1.2)%	0.5%

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenue

Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance

Membership dues	$363,429	78.6%	$387,123	79.7%	(6.1)%
Joining fees	6,967	1.5%	12,048	2.5%	(42.2)%

Membership revenue	370,396	80.1%	399,171	82.2%	(7.2)%

Personal training revenue	60,875	13.2%	56,971	11.7%	6.9%
Other ancillary club revenue	26,355	5.7%	24,589	5.1%	7.2%

Ancillary club revenue	87,230	18.9%	81,560	16.8%	7.0%
Fees and other revenue	4,761	1.0%	4,661	1.0%	2.1%

Total revenue	$462,387	100.0%	$485,392	100.0%	(4.7)%

Revenue decreased 4.7% in the year ended December 31, 2010 compared to the year ended December 31, 2009. For the year ended December 31, 2010, revenues increased $2.4 million as compared to the year ended December 31, 2009 at the four clubs opened or acquired subsequent to December 31, 2008. For the year ended December 31, 2010, revenue decreased 4.6% or $21.7 million at our clubs opened or acquired prior to December 31, 2008 and $6.1 million at the ten clubs that were closed subsequent to December 31, 2008.

Personal training revenue in the year ended December 31, 2010 includes $2.7 million related to unused and expired personal training sessions. We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2010, we had approximately $11.7 million of unused and expired personal training sessions at our six remaining jurisdictions that have not been recognized as revenue and recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. For three of our jurisdictions in which we operate, we concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions are not escheatable. As a result, the Company has removed approximately $2.7 million from deferred revenue, of which approximately $570,000 related to expired sessions that would have been recognized the year ended December 31, 2010, and recorded such amount as personal training revenue in the fourth quarter of 2010.

This 4.7% decrease in total revenue was driven primarily by a decline in membership revenue resulting from the decrease in membership trends. We began the years ended December 31, 2010 and 2009 with 486,000 and 510,000 members, respectively. While over the course of 2009 we lost a net of 24,000 members and in 2010 we gained a net of 7,000 members, we averaged more members throughout 2009 compared to 2010, resulting in the decrease in revenue in the year ended December 31, 2010 compared to the year ended December 31, 2009. Average EFT of individual membership dues on a per-member basis, including the effect of promotions and memberships with reduced dues, decreased from $64 per month in 2009 to $62 per month in 2010.

Joining fees collected in the year ended December 31, 2010 were $7.9 million compared to $4.0 million in the same period in 2009. However, because joining fees are recognized over estimated average member life, joining fee revenue decreased due to the decline in joining fees collected in 2009 relative to fees collected in prior periods.

Effective April 1, 2010, the estimated average membership life changed from 28 months to 25 months and effective July 1, 2010 it changed to 27 months. These changes resulted in a net increase of $462,000 in joining fee revenue recognized in the year ended December 31, 2010.

Comparable club revenue decreased 4.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Of this 4.3% decrease, 1.7% was due to a decrease in membership, 2.4% was due to a decrease in price and 0.2% was due to a collective decrease in ancillary club revenue, initiation fees and other revenue.

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2010	2009	$ Variance	% Variance

Payroll and related	$185,583	$193,891	$(8,308)	(4.3)%
Club operating	174,135	178,854	(4,719)	(2.6)%
General and administrative	28,773	31,587	(2,814)	(8.9)%
Depreciation and amortization	52,202	56,533	(4,331)	(7.7)%
Impairment of fixed assets	3,254	6,708	(3,454)	(51.5)%
Impairment of internally developed software	—	10,194	(10,194)	(100.0)%

Operating expenses	$443,947	$477,767	$(33,820)	(7.1)%

Operating expenses for the year ended December 31, 2010 were impacted by a 3.5% decrease in the total months of club operation from 1,970 to 1,902, the effects of which are included in the additional descriptions of changes in operating expenses below.

Payroll and related.  This change was primarily impacted by the following factors:

•	Payroll related to our membership consultants decreased $9.1 million. The amount of membership consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership consultant commissions expensed in the year ended December 31, 2010 relating to deferrals established in prior years of $6.4 million. Also contributing to this decrease was the increase in the amount of payroll costs deferred in the year ended December 31, 2010 compared to the year ended December 31, 2009 of $1.6 million as joining fees collected increased in 2010. The aforementioned decrease in payroll is net of a $411,000 charge reflecting the changes in the estimated average membership life from 28 months to 25 months effective April 1, 2010 and to 27 months effective July 1, 2010.

•	Payroll related to club staffing, excluding membership consultants, decreased $1.7 million from staffing efficiencies realized in the year ended December 31, 2010 compared to 2009.

•	Payroll related to our management incentive bonuses was $1.6 million higher in the year ended December 31, 2010 compared to 2009. We recorded our management incentive bonus payout at 100% of target for the year ended December 31, 2010 compared to 50% in the same period in 2009 due to meeting our bonus targets for 2010.

•	Personal training payroll increased $2.1 million due to the increase in personal training revenue as well as an increase in payroll related to personal training promotions geared at attracting additional personal training clientele.

As a percentage of total revenue, payroll and related expenses increased to 40.1% in the year ended December 31, 2010 from 39.9% in the year ended December 31, 2009.

Club operating.  This change was primarily impacted by the following factors:

•	Operating expenses relating to laundry and towels decreased approximately $1.2 million primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.

•	Utilities decreased $1.1 million in the year ended December 31, 2010 compared with 2009.

•	Rent and occupancy expenses decreased $285,000. Rent and occupancy expenses decreased $1.7 million at our clubs that were closed after January 1, 2009. In addition, we recorded early lease termination costs of $1.3 million in the year ended December 31, 2009 at five clubs that were closed prior to the lease expiration dates. We also recorded $700,000 in damages in June 2009 paid to a landlord of one of TSI LLC’s former health clubs. Offsetting these decreases was an increase $3.1 million at our clubs that opened prior to January 1, 2009 and $322,000 at clubs that opened after January 1, 2009.

As a percentage of total revenue, club operating expenses increased to 37.7% in the year ended December 31, 2010 from 36.9% in the year ended December 31, 2009.

General and administrative.  The decrease in general and administrative expenses for the year ended December 31, 2010 when compared to the year ended December 31, 2009 was principally attributable to a decrease in general liability insurance expense due to a reduction in claims activity and therefore a reduction of claims reserves. In addition, during the year ended December 31, 2010, we benefited from our cost reduction efforts within various general and administrative expense accounts including information and communication costs. Partially offsetting these decreases were increases in legal and related fees for various litigations as well as costs related to our leadership conference in March 2010.

As a percentage of total revenue, general and administrative expenses decreased to 6.2% in the year ended December 31, 2010 from 6.5% in the year ended December 31, 2009.

Depreciation and amortization.  In the year ended December 31, 2010 compared to the year ended December 31, 2009, depreciation and amortization decreased due to the accelerated depreciation related to clubs closed prior to lease expiration dates in the year ended December 31, 2009 and the closing of five clubs subsequent to December 31, 2009. In addition, in the year ended December 31, 2009 and the year ended December 31, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated.

As a percentage of total revenue, depreciation and amortization expenses decreased to 11.3% in the year ended December 31, 2010 from 11.7% in year ended December 31, 2009.

Impairment of fixed assets.  In the year ended December 31, 2010, we recorded fixed asset impairment charges totaling $3.3 million, representing $1.6 million of fixed assets at three underperforming clubs and $1.7 million related to the planned closure of one club prior to the lease expiration date. In the year ended December 31, 2009, we recorded fixed asset impairment charges totaling $6.7 million, which represented the write-off of fixed assets at nine underperforming clubs.

Impairment of internal-use software.  In the year ended December 31, 2009, we recorded impairment charges of $10.2 million related to an internal-use software project. Although the software project was not yet completed, we determined that it is not probable that we will continue in the development of this project due to pending litigation. See Note 5 — Fixed Assets and Note 13 — Contingencies to the Company’s consolidated financial statements in this Annual Report for further details. There were no such impairment charges in the year ended December 31, 2010.

Benefit for Corporate Income Taxes

We recorded a benefit for corporate income taxes of $144,000 for the year ended December 31, 2010 compared to a benefit of $5.8 million for the year ended December 31, 2009. Our effective tax rate benefit was 33% in the year ended December 31, 2010 compared to 51% in the year ended December 31, 2009. The expected benefits from our Captive Insurance arrangement increased our effective tax rate benefit on our pre-tax loss in the year ended December 31, 2010 and increased the benefit on the pre-tax loss in the year ended December 31, 2009.

As of December 31, 2010, we have net deferred tax assets of $41.9 million. Quarterly, we assess the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010 and 2009, we incurred losses and expect to be profitable in 2011. We have historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, we, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. We have state net operating loss carry-forwards which we believe will be realized within the available carry-forward period, except for a small state operating loss carryforward in Rhode Island due to the short carryforward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur losses in 2011, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the captive insurance company will be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above with the exception of the aforementioned Rhode Island loss carryforward.

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenue

Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2009		2008
	Revenue	% Revenue	Revenue	% Revenue	% Variance

Membership dues	$387,123	79.7%	$400,874	79.1%	(3.4)%
Joining fees	12,048	2.5%	13,723	2.7%	(12.2)%

Membership revenue	399,171	82.2%	414,597	81.8%	(3.7)%

Personal training revenue	56,971	11.7%	61,752	12.2%	(7.7)%
Other ancillary club revenue	24,589	5.1%	24,329	4.8%	1.1%

Ancillary club revenue	81,560	16.8%	86,081	17.0%	(5.2)%
Fees and other revenue	4,661	1.0%	6,031	1.2%	(22.7)%

Total revenue	$485,392	100.0%	$506,709	100.0%	(4.2)%

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

Our one-time member initiation fees and a portion of related direct expenses, up to the amount of those initiation fees, are deferred and recognized on a straight-line basis in operations over the estimated membership life. See Note 3 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report. Effective April 1, 2009, we changed the estimated life of our memberships from 30 months to 28 months. The change in estimated membership life was principally due to an unfavorable trend in membership retention rates, and it has the effect of increasing initiation fees revenue recognized in the current period because a shorter amortization period is being applied resulting in an $800,000 increase in initiation fee revenue recognized in the year ended December 31, 2009 when compared to the prior year.

Personal training revenue decreased 7.7% for the year ended December 31, 2009 compared to the prior year. We attribute this decrease primarily to reduced consumer spending.

Fees and other revenue decreased 22.7% in the year ended December 31, 2009 compared to the prior year primarily due to a decrease in marketing revenue generated by our in-club advertising programs.

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2009	2008	$ Variance	% Variance

Payroll and related	$193,891	$193,580	$311	0.2%
Club operating	178,854	172,409	6,445	3.7%
General and administrative	31,587	33,952	(2,365)	(7.0)%
Depreciation and amortization	56,533	52,475	4,058	7.7%
Impairment of fixed assets	6,708	3,867	2,841	73.5%
Impairment of internally developed software	10,194	—	10,194	NA
Impairment of goodwill	—	17,609	(17,609)	(100.0)%

Operating expenses	$477,767	$473,892	$3,875	0.8%

Operating expenses for the year ended December 31, 2009 were impacted by an 8.2% increase in total club usage year over year and a 1.8% increase in the total months of club operation from 1,935 to 1,970, the effects of which are included in the additional descriptions of changes in operating expenses below.

Payroll and related.  This change was primarily impacted by the following factors:

•	In 2008, we began discounting our member initiation fees in an effort to drive membership sales. Our payroll costs related to new membership contracts that we defer are limited to the amount of these initiation fees, thus causing an increase of approximately $1.8 million in current payroll expense, net of club commissions and bonuses, in the year ended December 31, 2009. See Note 3 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report.

•	In December 2009, we made an adjustment to correct an accounting error related to deferred membership costs. The correction of the error, which increased payroll expense by $751,000 in the three month-period ended December 31, 2009, represented the net cumulative adjustment for the years ended December 31, 2005 through December 31, 2009. See Note 2 — Correction of Accounting Errors to our consolidated financial statements in this Annual Report for further details.

•	Effective April 1, 2009, we changed the estimated membership life from 30 months to 28 months. This change resulted in an increase in payroll expense of $753,000 when compared to 2008.

•	Severance charges increased $781,000 principally related to a reduction in force in January 2009.

These increases were partially offset by a decrease in ancillary club payroll of $2.9 million directly related to the decrease in ancillary club revenue.

As a percentage of total revenue, payroll and related expenses increased to 39.9% in the year ended December 31, 2009 from 38.2% in the prior year.

Club operating.  This change was primarily impacted by the following factors:

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

Depreciation and amortization.  The increase in depreciation and amortization expenses was principally due to the acceleration of depreciation related to clubs closed prior to their lease expiration dates in 2009 and to the 13 clubs that opened in the two year period ended December 31, 2009. We also began depreciating the new laundry facility and corporate office in Elmsford, NY, which opened in January 2009.

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

Impairment of internal-use software.  In the year ended December 31, 2009, we recorded impairment charges of $10.2 million related to an internal-use software project. Although the software project was not yet completed, we determined that it is not probable that we will continue in the development of this project due to pending litigation. See Note 5 — Fixed Assets and Note 13 — Contingencies to the Company’s consolidated financial statements in this Annual Report for further details.

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

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2010 was $51.2 million compared to $76.2 million for the year ended December 31, 2009, a decrease of 32.8%. This decrease was related to the decrease in earnings, excluding depreciation and amortization and impairments of $12.6 million. Total cash paid for interest increased $7.4 million to $20.2 million. On February 1, 2009, our Senior Discount Notes became fully accreted with an outstanding balance of $138.5 million. Semi-annual cash interest payments of $7.6 million commenced on August 1, 2009. In the year ended December 31, 2009, the August 1, 2009 interest payment of $7.6 million represented a single semi-annual payment. In the year ended December 31, 2010, there were two semi-annual payments totaling $15.2 million, resulting in an increase in cash paid for interest of $7.6 million on our Senior Discount Notes. In addition, our landlord contributions decreased $4.7 million in 2010 when compared with that of 2009 and prepaid rent increased approximately $5.0 million; both reducing our 2010 operating cash flows compared to 2009. The effect of the change in deferred revenue and deferred membership costs increased cash $1.8 million in the aggregate in the year ended December 31, 2010 offsetting the decrease in cash.

Net cash provided by operating activities decreased 20.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily related to the decrease in overall earnings. Also contributing to the decrease were the effects of an increase in cash paid for interest and reductions in deferred revenue. Total cash paid for interest increased $2.8 million to $12.8 million. Deferred revenue decreased $8.2 million in the year ended December 31, 2009 and $4.2 million in the prior year. Offsetting these decreases, in 2009 we had tax refunds, net of tax payments, of $3.9 million while in 2008 we had tax payments, net of refunds, of $15.9 million for an increase in cash of $19.8 million.

Investing Activities.  Investing activities in the year ended December 31, 2010 consisted primarily of remodeling existing clubs and the purchase of new fitness equipment. Net cash used in investing activities decreased 55.3% to $22.0 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we spent $15.9 million to upgrade existing clubs, $4.9 million related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network and $660,000 to enhance our management information systems. The remainder of our 2010 capital expenditures was committed to building or expanding clubs. These expenditures were funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.

For the year ending December 31, 2011, we currently plan to invest $29.0 million to $32.0 million in capital expenditures. This is an increase from $22.0 million of capital expenditures in 2010. This amount includes approximately $7.5 million to $8.5 million related to the two planned club openings in the second half of 2011, approximately $15.5 million to continue to upgrade existing clubs and $4.3 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.0 million to $3.0 million to enhance our management information systems. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from the $63.8 million Revolving Loan Facility.

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

Financing Activities.  Net cash used in financing activities decreased $25.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. In the year ended December 31, 2009, we paid $5.4 million related to repurchases of 2.1 million shares of our common stock and had net repayments on the Revolving Loan Facility of $19.0 million. There were no common stock repurchases or Revolving Loan Facility repayments in the year ended December 31, 2010. Additionally, in July 2009, the Company incurred an aggregate of approximately $615,000 in fees and expenses related to an amendment to the 2007 Senior Credit Facility. In both years ended December 31, 2010 and 2009, we made principal payments of $1.9 million on our outstanding Term Loan Facility.

Net cash related to financing activities decreased $31.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily related to the repayment of outstanding borrowings under our Revolving Credit Facility of $19.0 million in the year ended December 31, 2009 compared to net borrowings in the year ended December 31, 2008 of $10.0 million and the $5.4 million payment related to repurchases of 2.1 million shares of our common stock compared to $4.6 million for the year ended December 31, 2008. Proceeds related to the exercise of stock options decreased $1.2 million in 2009 compared to 2008. In both years ended December 31, 2009 and 2008, we made $1.9 million of principal payments on our outstanding Term Loans.

Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the Senior Discount Notes that will mature in February 2014. The Senior Discount Notes are publicly traded. No cash interest was required to be paid prior to August 2009. The accreted value of each discount note increased from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually and is currently at the fully accreted principal value. Since February 1, 2009, interest on the Senior Discount Notes is being accrued and is payable semi-annually in arrears February 1 and August 1 of each year, and commenced August 1, 2009. The discount notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, LLC. The debt of TSI Holdings is not guaranteed by TSI, LLC and TSI Holdings relies on the cash flows of TSI, LLC, subject to restrictions contained in the indenture governing the Senior Discount Notes, to service its debt.

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

The covenant contained in the indenture limiting the incurrence of additional indebtedness allows the Company to incur such indebtedness provided that the Company will continue to be in compliance with a “fixed charge coverage ratio” of greater than 2.00 to 1.00. The indenture does, however, allow the Company and its subsidiaries to incur certain “permitted indebtedness” without regard to the fixed charge coverage ratio. The fixed charge coverage ratio is defined as the ratio of consolidated earnings before interest, taxes, and depreciation and amortization to consolidated interest expense with certain adjustments to these items as specified in the indenture. Reference should be made to the indenture for the detailed definitions of the defined terms used for purposes of the fixed charge coverage ratio (see Exhibit 4.1 to this Report). At December 31, 2010, our fixed charge coverage ratio, as calculated for purposes of the indenture, was 3.46 to 1.00.

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

As of December 31, 2010, TSI, LLC had $178.1 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of December 31, 2010, TSI, LLC had elected the Eurodollar rate option, equal to 2.1% as of December 31, 2010. Interest calculated under the base rate option would have equaled 4.0% as of December 31, 2010, if TSI, LLC had elected this option. The Term Loan Facility matures on the earlier of (a) February 27, 2014 or (b) August 1, 2013 if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $462,500, per quarter. Quarterly principal payments began on June 30, 2007 and $6.9 million has been paid as of December 31, 2010.

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

TSI, LLC’s applicable base rate and Eurodollar rate margins and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured leverage ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company has been within the Level 3 range since entering into the Revolving Loan Facility in 2007 and expects to be in this range throughout 2011.

The 2007 Credit Agreement contains a covenant that requires us to comply with a “total leverage ratio” of not greater than 4:25 to 1:00 during any period in which borrowings or letters of credit are outstanding under the Revolving Loan Facility. The total leverage ratio is defined as the ratio of consolidated indebtedness (excluding the Senior Discount Notes and certain contingent obligations) to consolidated earnings before interest, taxes, and depreciation and amortization (with adjustments for transaction expenses relating to certain other debt, non-cash deferred compensation expense relating to issuance or repurchase of stock options and other equity interests, and deferred rent expense in addition to certain other items). Reference should be made to the 2007 Credit Agreement for the detailed definitions of the defined terms used for purposes of the total leverage ratio (see Exhibit 10.1 to this Annual Report). At December 31, 2010, our total leverage ratio, as calculated for purposes of the 2007 Credit Agreement, was 2.63:1.00.

There were no borrowings outstanding under the Revolving Loan Facility during the year ended December 31, 2010. The applicable interest rate on outstanding Term Loan Facility borrowings at December 31, 2010 was 2.1%, and outstanding letters of credit issued totaled $10.7 million. The unutilized portion of the Revolving Loan Facility as of December 31, 2010 was $53.1 million.

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

As of December 31, 2010, we were in compliance with our debt covenants in the 2007 Credit Agreement and given our operating plans and expected performance for 2011, we expect we will continue to be in compliance during 2011. These covenants may limit TSI, LLC’s ability to incur additional debt. As of December 31, 2010, permitted borrowing capacity of $63.8 million was not restricted by the covenants.

As of December 31, 2010, we had $138.5 million of Senior Discount Notes outstanding.

As of December 31, 2010, we had $38.8 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2010, $22.0 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.

The 2007 Senior Credit Facility contains provisions that require Excess Cash Flow payments, as defined, to be applied against outstanding Term Loan Facility balances. The Applicable Excess Cash Flow Repayment Percentage is applied to the Excess Cash Flow when determining the Excess Cash Flow payment. The Applicable Excess Cash Flow Repayment Percentage is 50% when the Senior Secured Leverage Ratio, as defined, exceeds 2.00 to 1.00. Our total leverage ratio, as calculated for purposes of the 2007 Credit Agreement, was 2.63:1.00 as of December 31, 2010. Our earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The calculation was performed as of December 31, 2010 and resulted in a payment of $12.7 million to be made with cash on hand on March 31, 2011 and is recorded as current portion of long-term debt on the December 31, 2010 consolidated balance sheet. We had not been required to pay any amount in respect of this requirement in the past.

Consolidated Debt

As of December 31, 2010, our total consolidated debt was $316.5 million. This substantial amount of debt could have significant consequences, including:

•	making it more difficult to satisfy our obligations;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	requiring cash flow from operations for the payment of interest on our credit facility and our Senior Discount Notes and the payment of principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2011. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2011. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2010 were as follows:

	Payments Due by Period (In thousands)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$316,513	$14,550	$163,513	$138,450	$—
Interest payments on long-term debt(1)	56,199	18,727	36,203	1,269	—
Operating lease obligations(2)	774,130	81,564	155,790	143,194	393,582

Total contractual cash obligations	$1,146,842	$114,841	$355,506	$282,913	$393,582

Notes:

(1)	Includes 11% annual interest on the Senior Discount Notes and variable interest on the 2007 Term Loan Facility using the rate as of December 31, 2010 of 2.1%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.

Recent negative economic conditions have resulted in a tightening of the credit markets, including lending by financial institutions, which are the source of credit for our borrowing and a source of our liquidity. It is difficult to predict how long the current economic and capital and credit market conditions will continue; however, if current levels of economic and capital and credit market volatility continue or worsen, there can be no assurance that we will not experience further adverse impact, which may be material to our business and therefore our results of operations and liquidity, including our ability to borrow under the Revolving Loan Facility. Although we have made no request for funding under the Revolving Credit Facility, it is uncertain whether any of the lenders party thereto will participate in any future requests for funding or whether another lender might assume its commitments. Consequently, our ability to borrow under the Revolving Loan Facility may be adversely impacted. Based on information available to us, we do not expect that any of the financial institutions that are a party to our facility would be unable to fulfill their obligations thereunder as of the filing date of this Annual Report.

Our Term Loan Facility matures on the earlier of February 27, 2014 (or August 1, 2013 if the Senior Discount Notes are still outstanding) as of that date and the Revolving Loan matures in 2012. Our Senior Discount Notes will mature in 2014. We expect to refinance our outstanding indebtedness under these arrangements with new indebtedness prior to their maturity dates. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of our company or our industry generally. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.

In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $22.9 million at December 31, 2010, as compared with $46.6 million at December 31, 2009. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $35.1 million and $35.3 million at December 31, 2010 and December 31, 2009, respectively. Joining fees received are deferred and amortized over a 27-month period, which represents the estimated membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The decrease in number of clubs and joining fees and the increase of our cash balance has decreased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 27 months. These costs are recorded as a long-term asset and as such, do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.

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

Estimated membership life.  Our one-time member joining fees and a portion of related direct expenses, up to the amount of deferred joining fees, are deferred and recognized on a straight-line basis in operations over the estimated membership life of 27 months. This membership life estimate was the result of decreases in actual membership retention experienced by us and was adjusted from 28 months to 24 months in April 2010 and from 24 months to 27 months in July 2010. This estimated life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease accordingly.

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

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated using discounted cash flows. Projected cash flows are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. During the year ended December 31, 2010, we recorded impairment charges of $1.6 million at three underperforming clubs out of a total of 13 clubs tested. The leasehold improvements at these clubs were written down to their fair values of zero due to negative projected cash flows. A change in the discount rate would not have had a significant impact on the impairment charge. The 10 clubs tested that did not have impairment charges had an aggregate of $11.0 million of net leasehold improvements remaining as of December 31, 2010. Two of these clubs, with total net leasehold improvements and furniture and fixtures of $3.0 million as of December 31, 2010, had estimated future undiscounted net cash flows attributable to the assets approximately 10% greater than the carrying amounts; accordingly, a small change in our expectations for these clubs could cause the assets to be impaired. We will monitor the results and changes in expectations of these clubs closely in the year ending December 31, 2011 to determine if fixed asset impairment is necessary. In the year ended December 31, 2010, we also recorded fixed asset impairment charges of $1.7 million related to the planned closure of a club prior to its lease expiration date for total fixed asset impairments in 2010 of $3.3 million. In the year ended December 31, 2009, we recorded a $10.2 million impairment of construction in progress related the development costs of an internal-use software project. It was determined that it was not probable that we would continue with the project as of December 31, 2009. During the year ended December 31, 2009, we recorded impairment charges of $6.7 million at nine underperforming clubs. See Note 5 — Fixed Assets to our consolidated financial statements in this Annual Report.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The Company has one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have any goodwill as of December 31, 2010. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to FASB guidance.

In each of the quarters ended March 31, 2010 and 2009, the Company performed its annual impairment test of goodwill. The March 31, 2010 and 2009 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. The Company may decide to complete an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years or longer) for all reporting units. The Company used discount rates ranging between 12.1% and 18.2%, compounded annual revenue growth ranging from (0.7%) to 5.4% and terminal growth rates ranging between 1% and 3%. These assumptions are calculated separately for each reporting unit. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008 and recorded $17.6 million of impairment at the BSC reporting unit and one outlier club as a result. For a detailed description of the impairment test as well as the assumptions used, please see Note 6 — Goodwill and Intangible Assets to our consolidated financial statements in this Annual Report. We believe our recent financial results combined with our current business outlook do not indicate a need to perform interim impairment testing. The March 31, 2010 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. As of March 31, 2010, the implied fair value of NYSC was 30% greater than book value and the estimated fair value of SSC was 73% greater than book value.

Valuation of and expense incurred in connection with stock options.  We recognize all share-based payments to employees in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rate and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

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

Self-insurance reserves.  We limit our exposure to casualty losses on insurance claims by maintaining liability coverage subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon a number of factors including sales estimates for each insurance year, claim amounts, claim settlements and number of claims, our historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, our insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods. In the past year, our actual loss experience has been better than expected overall.

Deferred income taxes.  As of December 31, 2010, our net deferred tax assets totaled $41.9 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010 and 2009, the Company incurred losses and expects to be profitable in 2011. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has some small net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state operating loss carryforward in Rhode Island due to the short carryforward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2011, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the captive insurance company will be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above.

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

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations or financial condition.

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

Our debt consists of both fixed and variable rate debt facilities. As of December 31, 2010 a total of $178.1 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the year ended December 31, 2010, our interest expense would have increased by approximately $1.8 million. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.

As of December 31, 2010 a total of $138.5 million of our debt consisted of the fixed rate Senior Discount Notes. A 100 basis point increase in interest rates for the year ended December 31, 2010 would have resulted in a decrease in the fair values of the Senior Discount Notes of approximately $1.4 million.

For additional information concerning the terms of our debt, see Note 8 — Long-Term Debt to our consolidated financial statements in this Annual Report.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued its written attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report included following the signature page hereto, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND RELATED INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2010 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Deadline for Receipt of Stockholder Proposals.”

The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Robert Giardina	Chief Executive Officer and President, Town Sports International Holdings, Inc.
Keith E. Alessi	Chief Executive Officer and President, Westmoreland Coal Company
Paul N. Arnold	Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.
Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP
J. Rice Edmonds	Managing Director, Edmonds Capital, LLC
Thomas J. Galligan III	Executive Chairman, Papa Gino’s Holdings Corp.
Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC
Executive Officers:
Robert Giardina	Chief Executive Officer and President
Martin Annese	Chief Operations Officer
Paul Barron	Chief Information Officer
Daniel Gallagher	Chief Financial Officer
David M. Kastin	Senior Vice President —General Counsel and Corporate Secretary
Scott Milford	Senior Vice President — Human Resources

Item 11.	Executive Compensation

The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation” and “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation.”

The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement.: “Corporate Governance and Board Matters — Directors’ Compensation for the 2010 Fiscal Year.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2010:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,240,257	$5.20	257,348
Equity compensation plans not approved by security holders	—	—	—

Total	2,240,257	$5.20	257,348

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the following section of the Proxy Statement: “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On January 8, 2010, we received a notice from several entities owned or controlled, directly or indirectly, by Farallon Partners, L.L.C., demanding that the Company register for resale, pursuant to a February 2004 registration rights agreement, as amended, its shares of the Company’s Common Stock. On December 7, 2010, the Company filed a prospectus registering for resale an aggregate 4,060,082 shares of the Company’s Common Stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

Town Sports International Holdings, Inc.

By:	/s/ Robert Giardina
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Robert Giardina Robert Giardina	Chief Executive Officer (principal executive officer), President and Director	February 19, 2011

By:	/s/ Daniel Gallagher Daniel Gallagher	Chief Financial Officer (principal financial and accounting officer)	February 23, 2011

By:	Keith Alessi	Director

By:	/s/ Paul Arnold Paul Arnold	Director	February 22, 2011

By:	/s/ Bruce Bruckmann Bruce Bruckmann	Director	February 19, 2011

By:	/s/ Rice Edmonds Rice Edmonds	Director	February 18, 2011

By:	/s/ Thomas J. Galligan III Thomas J. Galligan III	Director	February 23, 2011

By:	/s/ Kevin McCall Kevin McCall	Director	February 23, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 25, 2011

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 As of December 31, 2010 and 2009

	2010	2009
	(All figures in thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$38,803	$10,758
Accounts receivable, net	5,258	4,295
Inventory	217	224
Prepaid corporate income taxes	7,342	1,274
Prepaid expenses and other current assets	13,213	10,264

Total current assets	64,833	26,815
Fixed assets, net	309,371	340,277
Goodwill	32,794	32,636
Intangible assets, net	44	149
Deferred tax assets, net	41,883	50,581
Deferred membership costs	5,934	6,079
Other assets	9,307	10,929

Total assets	$464,166	$467,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$14,550	$1,850
Accounts payable	4,008	6,011
Accrued expenses	27,477	23,656
Accrued interest	6,579	6,573
Deferred revenue	35,106	35,346

Total current liabilities	87,720	73,436
Long-term debt	301,963	316,513
Deferred lease liabilities	67,180	71,438
Deferred revenue	3,166	1,488
Other liabilities	11,082	12,824

Total liabilities	471,111	475,699
Contingencies (Note 13)
Stockholders’ deficit :
Common stock, $.001 par value; issued and outstanding 22,667,650 and 22,603,199 shares at December 31, 2010 and December 31, 2009, respectively	23	23
Paid-in capital	(21,788)	(22,572)
Accumulated other comprehensive income (currency translation adjustment)	2,121	1,327
Retained earnings	12,699	12,989

Total stockholders’ deficit	(6,945)	(8,233)

Total liabilities and stockholders’ deficit	$464,166	$467,466

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(All figures in thousands except share and per share data)

Revenues:
Club operations	$457,626	$480,731	$500,678
Fees and other	4,761	4,661	6,031

	462,387	485,392	506,709

Operating Expenses:
Payroll and related	185,583	193,891	193,580
Club operating	174,135	178,854	172,409
General and administrative	28,773	31,587	33,952
Depreciation and amortization	52,202	56,533	52,475
Impairment of fixed assets	3,254	6,708	3,867
Impairment of internal-use software	—	10,194	—
Impairment of goodwill	—	—	17,609

	443,947	477,767	473,892

Operating income	18,440	7,625	32,817
Interest expense	21,158	20,972	23,902
Interest income	(145)	(3)	(319)
Equity in the earnings of investees and rental income	(2,139)	(1,876)	(2,307)

(Loss) income before benefit for corporate income taxes	(434)	(11,468)	11,541
(Benefit) provision for corporate income taxes	(144)	(5,800)	9,204

Net (loss) income	$(290)	$(5,668)	$2,337

(Loss) earnings per share:
Basic	$(0.01)	$(0.25)	$0.09
Diluted	$(0.01)	$(0.25)	$0.09
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	22,634,233	22,720,935	26,247,398
Diluted	22,634,233	22,720,935	26,314,950

See notes to consolidated financial statements

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
 Years Ended December 31, 2010, 2009 and 2008

				Accumulated
	Common Stock		Additional	Other		Total
	($.001 par)		Paid in	Comprehensive	Retained	Stockholder
	Shares	Amount	Capital	Income	Earnings	Equity (Deficit)
		(All figures in thousands except share and per share data)

Balance at January 1, 2008	26,254,773	$26	$(16,977)	$814	$16,320	$183
Repurchase of common stock	(1,838,960)	(2)	(4,643)	—	—	(4,645)
Stock option exercises	195,700	1	1,195	—	—	1,196
Common stock grants	16,266	—	87	—	—	87
Compensation related to stock options	—	—	1,181	—	—	1,181
Tax benefit from stock option exercises	—	—	177	—	—	177
Other comprehensive income:
Net income	—	—	—	—	2,337	2,337
Foreign currency translation adjustment	—	—	—	256	—	256

Total comprehensive income						2,593

Balance at December 31, 2008	24,627,779	$25	$(18,980)	$1,070	$18,657	$772
Repurchase of common stock	(2,095,613)	(2)	(5,353)	—	—	(5,355)
Stock option exercises	22,400	—	36	—	—	36
Common stock grants	25,133	—	70	—	—	70
Other	23,500	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,634	—	—	1,634
Tax benefit from stock option exercises	—	—	21	—	—	21
Other comprehensive income:
Net loss	—	—	—	—	(5,668)	(5,668)
Foreign currency translation adjustment	—	—	—	257	—	257

Total comprehensive loss						(5,411)

Balance at December 31, 2009	22,603,199	$23	$(22,572)	$1,327	$12,989	$(8,233)
Stock option exercises	40,243	—	85	—	—	85
Common stock grants	26,708	—	85	—	—	85
Cancellation of options	—	—	(621)	—	—	(621)
Forfeiture of restricted stock	(2,500)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,251	—	—	1,251
Tax shortfall from stock option exercises	—	—	(16)	—	—	(16)
Other comprehensive income:
Net loss	—	—	—	—	(290)	(290)
Foreign currency translation adjustment	—	—	—	794	—	794

Total comprehensive income						504

Balance at December 31, 2010	22,667,650	$23	$(21,788)	$2,121	$12,699	$(6,945)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(All figures in thousands)

Cash flows from operating activities:
Net (loss) income	$(290)	$(5,668)	$2,337
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	52,202	56,533	52,475
Impairment of fixed assets	3,254	6,708	3,867
Impairment of internal-use software	—	10,194	—
Impairment of goodwill	—	—	17,609
Non cash interest expense on Senior Discount Notes	—	1,203	13,937
Write-off of deferred financing costs	—	100	—
Amortization of debt issuance costs	1,011	896	781
Noncash rental expense, net of noncash rental income	(5,552)	(2,494)	(411)
Compensation expense incurred in connection with stock options and common stock grants	1,336	1,704	1,268
Decrease (increase) in deferred tax asset	8,643	(8,315)	2,079
Net change in certain operating assets and liabilities	(8,243)	3,262	(10,258)
Decrease in deferred membership costs	145	8,383	3,512
Landlord contributions to tenant improvements	100	4,817	6,597
(Decrease) increase in insurance reserves	(1,119)	601	2,038
Other	(249)	(1,683)	(209)

Total adjustments	51,528	81,909	93,285

Net cash provided by operating activities	51,238	76,241	95,622

Cash flows from investing activities:
Capital expenditures	(22,035)	(49,277)	(96,182)
Insurance proceeds received	—	—	1,074

Net cash used in investing activities	(22,035)	(49,277)	(95,108)

Cash flows from financing activities:
Proceeds from borrowings on Revolving Loan Facility	—	86,000	19,000
Repayment of borrowings on Revolving Loan Facility	—	(105,000)	(9,000)
Repayment of long term borrowings	(1,850)	(1,850)	(1,949)
Costs related to deferred financing	—	(615)	—
Change in book overdraft	—	—	(583)
Repurchase of common stock	—	(5,355)	(4,645)
Proceeds from stock option exercises	85	36	1,196
Tax benefit from stock option exercises	—	21	177

Net cash (used in) provided by financing activities	(1,765)	(26,763)	4,196

Effect of exchange rate changes on cash	607	158	226

Net increase in cash and cash equivalents	28,045	359	4,936
Cash and cash equivalents beginning of period	10,758	10,399	5,463

Cash and cash equivalents end of period	$38,803	$10,758	$10,399

Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(951)	$222	$1,786
Decrease (increase) in inventory	9	(80)	89
(Increase) decrease in prepaid expenses and other current assets	(2,532)	2,260	197
Increase in accrued interest on Senior Discount Notes	—	6,346	—
Increase (decrease) in accounts payable, accrued expenses and accrued interest	(419)	(4,211)	778
Change in prepaid corporate income taxes and corporate income taxes payable	(6,016)	6,895	(8,874)
Increase (decrease) in deferred revenue	1,666	(8,170)	(4,234)

Net change in certain working capital components	$(8,243)	$3,262	$(10,258)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

1.	Basis of Presentation

As of December 31, 2010, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”) comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

Certain reclassifications were made to the reported amounts as of December 31, 2009 to conform to the presentation as of December 31, 2010 and to the reported amounts for the year ended December 31, 2009 to conform to the presentation for the year ended December 31, 2010.

2.	Correction of Accounting Errors

Error Correction in 2010

The results for the year ended December 31, 2010 include the correction of an accounting error that resulted in a decrease in benefit for corporate income taxes and a related decrease in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2010, the Company identified un-reconciled temporary deductible differences, mainly related to fixed assets, which gave rise to deferred tax assets of $357. These un-reconciled temporary differences principally relate to periods prior to 2008. As the Company was unable to identify a specific transaction that created this un-reconciled difference, such as the disposal of a certain asset, a current deduction could not be taken on the Company’s 2010 tax return. Accordingly, the Company wrote-off the deferred tax asset. This write-off resulted in the recognition of an out-of-period income tax expense in 2010 of $352. The Company does not believe that this error correction is material to the current or prior reporting periods.

Error Correction in 2009

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

Although the Company believes that its accounting policy for deferred membership costs was not unreasonable, the errors in its estimates combined with its review of the policy have led the Company to conclude that the

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalization of any portion of membership consultant salaries and related taxes and benefits should be regarded as an accounting error. As a result, there are errors in the Company’s previously reported consolidated financial statements. The error caused payroll and related expense for the years ended December 31, 2009 and 2008 to be overstated by $1,183 and $1,014, respectively. If the error had been corrected for all periods, including the cumulative error in 2009 as described below, the consolidated statements of operations and the consolidated balance sheet would have been affected as follows:

	For the Year Ended
	December 31,		December 31,
	2009		2008
	As	As if	As	As if
	Reported	Corrected	Reported	Corrected

Consolidated Statement of Operations:
Operating income	$7,625	$9,559	$32,817	$33,831
(Loss) income before provision for corporate income taxes	(11,468)	(9,534)	11,541	12,555
(Benefit) provision for corporate income taxes	(5,800)	(4,958)	9,204	9,642
Net (loss) income	(5,668)	(4,576)	2,337	2,913
Diluted (loss) earnings per share	$(0.25)	$(0.20)	$0.09	$0.11

	As of
	December 31, 2009
	As	As if
	Reported	Corrected*

Consolidated Balance Sheet:
Deferred membership cost	$7,736	NA
Total assets	$467,466	NA
Total liabilities	$475,699	NA
Stockholders’ deficit	$(8,233)	NA

*	Not applicable as no correction applies to the consolidated balance sheet as of December 31, 2009.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Operating (loss) income
As reported	$5,578	$8,778	$1,444	$(7,929)
As if corrected	$5,911	$9,156	$1,654	$(6,916)
Net (loss) income
As reported	$639	$2,524	$(1,485)	$(7,346)
As if corrected	$827	$2,737	$(1,366)	$(6,774)
Diluted (loss) earnings per share
As reported	$0.03	$0.11	$(0.07)	$(0.33)
As if corrected	$0.04	$0.12	$(0.06)	$(0.30)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Operating (loss) income
As reported	$14,081	$16,466	$11,581	$(9,311)
As if corrected	$14,428	$16,652	$11,887	$(9,136)
Net (loss) income
As reported	$4,811	$6,801	$3,840	$(13,115)
As if corrected	$5,008	$6,907	$4,014	$(13,016)
Diluted (loss) earnings per share
As reported	$0.18	$0.26	$0.14	$(0.51)
As if corrected	$0.19	$0.26	$0.16	$(0.50)

In addition to the overstatement of payroll and related expense in 2009 for costs related to prior periods of $1,183, the Company recorded additional payroll and related expense of $751 in the fourth quarter of 2009 to recognize the remaining portion of the deferred membership consultant salaries. This resulted in the recognition of an out-of-period expense in 2009 of $1,934. The Company determined that the impact of this error on all prior periods, as well as the correction of the error in the current period, was immaterial to all periods and accordingly, the Company did not restate its prior period results. While the Company is no longer deferring a portion of membership consultants’ salaries and related taxes and benefits, it will continue to defer membership consultants’ commissions and bonuses and portions of taxes and benefits related to those commissions and bonuses.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TSI Holdings and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generally receives one-time non-refundable joining fees and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one- or two-year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Membership dues for members who pay annual dues upfront are amortized on a straight-line basis over a 12-month period commencing with the first month of the new member contract. Membership dues for members who pay monthly are recognized in the period in which access to the club is provided.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of 27 months. In the second half of 2008 the Company began to see unfavorable trends in membership retention rates and therefore considerable increases in membership attrition rates due primarily to pressures and declines in consumer confidence and economic growth. These challenges continued into 2009 and 2010 and resulted in changes in our estimated membership life. In April 2009, the estimated member life decreased from 30 months to 28 months and in April 2010 it further decreased to 24 months. In the second half of 2010, the economy began to recover and consumer confidence stabilized. The Company began to see improvement in membership retention, and in July 2010 the Company increased its estimated member life to 27 months where it remained for the duration of the year.

Prior to October 1, 2009, the Company was also deferring a percentage of salaries and related benefits payable to membership consultants over the estimated membership life (See Note 2 — Correction of Accounting Errors). Deferred membership costs were $5,934 and $6,079 at December 31, 2010 and 2009, respectively. The amount of

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs deferred does not exceed the related deferred revenue for the periods presented and therefore the decrease in deferred joining fee revenue resulted in a decrease in related deferred membership costs.

Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2010 the Company had approximately $11,737 of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. For three of our jurisdictions, the Company concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions are not escheatable. As a result, the Company has removed approximately $2,697 from deferred revenue, of which approximately $570 related to expired sessions that would have been recognized the year ended December 31, 2010, and recorded such amount as personal training revenue in the fourth quarter of 2010.

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

In connection with advance receipts of fees or dues, the Company is required to maintain bonds totaling $3,540 and $3,840 as of December 31, 2010 and 2009, respectively, pursuant to various state consumer protection laws.

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2010, 2009 and 2008 totaled $6,690, $7,664 and $7,868, respectively and are included in club operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2010 and 2009, $272 of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent to cover common area maintenance charges incurred and to pass along increases in real estate taxes. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis.

Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the consolidated balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,838 and $2,927 at December 31, 2010 and December 31, 2009, respectively.

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

Lease termination penalties are recognized using the undiscounted cash flow method. In the year ended December 31, 2009, the Company recorded approximately $1,305 in lease termination penalties. The Company did not incur any lease termination penalties recorded in the year ended December 31, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the Company’s membership base and was $7,823 and $6,705 at December 31, 2010 and 2009, respectively, before allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect our members’ ability to pay.

Following are the changes in the allowance for doubtful accounts for the years December 31, 2010, 2009 and 2008:

	Balance Beginning		Write-offs Net of	Balance at
	of the Year	Additions	Recoveries	End of Year

December 31, 2010	$2,410	$5,923	$(5,768)	$2,565
December 31, 2009	$3,001	$6,273	$(6,864)	$2,410
December 31, 2008	$2,797	$8,430	$(8,226)	$3,001

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Debt Issuance Costs

Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over the estimated membership life, or 24 to 30 months historically, and covenants-not-to-compete are amortized over the contractual life, generally one to five years. The beneficial lease is being amortized over the remaining life of the underlying club lease. All membership lists and the beneficial lease were fully amortized as of December 31, 2010.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $1,011, $896 and $781, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Goodwill represents the excess of consideration paid over the fair value of the net identifiable business assets acquired in the acquisition of a club or group of clubs. ASC 350-20 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.

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

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the Deductible Agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $5,000 as of December 31, 2010.

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

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In December 2009, the Company decided that the cumulative earnings of the Swiss clubs could be invested in the United States. Accordingly, in accordance with ASC 740-30, the Company has recognized a deferred tax liability of $776 for the U.S. taxes on the total cumulative earnings of the Swiss clubs.

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2010	2009	2008

Cash paid
Interest (net of amounts capitalized)	$20,157	$12,797	$10,032
Income taxes	$3,311	$6,007	$15,932
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	$4,392	$2,047	$11,132
See Note 8 for additional noncash financing activities

Foreign Currency

At December 31, 2010, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ (deficit) equity. The difference between the Company’s net (loss) income and comprehensive (loss) income is the effect of foreign exchange translation adjustments, which was $794, $257 and $256 for the years ended December 31, 2010, 2009 and 2008, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ (deficit) equity.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a small number of commercial banks. The Company holds no collateral for these financial instruments. Cash and cash equivalents held in a small number of commercial banks as of December 31, 2010 totaled $22,120. During 2010, in any one month, this amount has been as high as $30,000.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock using the treasury stock method.

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2010	2009	2008

Weighted average number of common share outstanding — basic	22,634,233	22,720,935	26,247,398
Effect of diluted stock options	—	—	67,552

Weighted average number of common shares outstanding — diluted	22,634,233	22,720,935	26,314,950

(Loss) earnings per share:
Basic	$(0.01)	$(0.25)	$0.09
Diluted	$(0.01)	$(0.25)	$0.09

For the years ended December 31, 2010, 2009 and 2008, we did not include options and restricted stock awards totaling 2,164,485, 1,880,798 and 957,928 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

For the years ended December 31, 2010 and 2009, there was no effect of diluted stock options and restricted common stock on the calculation of diluted earnings per share as the Company had a net loss for this period.

Stock-Based Compensation

In December 2007, the SEC issued guidance regarding the use of a “simplified” method, as discussed in previous guidance in developing an estimate of expected term of “plain vanilla” share options. In particular, the staff indicated in the previous guidance that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time this was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for share options and warrants as all options issued since the Company’s Initial Public Offering (“IPO”) in June of 2006 can be considered “plain vanilla” options. In addition the Company does not have sufficient historical detailed exercise behavior available. The Company will further assess the use of this policy for fiscal year 2011.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions:

	Risk-Free			Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Common	Rate	Life	Volatility	Yield	of Grant

2008 Grants	2.3%	6 years	60%	—	$2.64
2009 Grants	2.5%	6 years	84%	—	$1.58
2010 Grants	2.0%	6 years	81%	—	$2.03

The weighted average expected option term reflects the application of the simplified method set out in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718-10-S99, topic 14 issued by the Securities and Exchange Commission (“SEC”), which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility percentages for grant years 2008, 2009 and 2010 were based on the daily historical volatility of the Company’s stock price over the period from the Company’s IPO in June of 2006 through the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

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

Effective January 1, 2010, the Company adopted the FASB-issued guidance which changes the way that companies account for Variable Interest Entities (“VIEs”). The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. The Company has investments in two partly-owned clubs, Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively, the “Affiliates”). The Company accounts for these Affiliates in accordance with the equity method of accounting. The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits. The Affiliates have operations, which are similar, and related to, those of the Company. The Company has determined that the Affiliates are VIEs, however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with the Affiliates is limited to its investment balance plus any outstanding intercompany receivable. The assets, liabilities, equity and operating results of the Affiliates and the Company’s pro rata share of the Affiliates’ net assets and operating results were not material for all periods presented.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fixed Assets

Fixed assets as of December 31, 2010 and 2009 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2010	2009

Leasehold improvements	$488,180	$485,261
Club equipment	95,950	96,225
Furniture, fixtures and computer equipment	48,510	70,754
Computer software	13,550	18,906
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	7,744	2,888

	659,915	680,015
Less: Accumulated depreciation and amortization	(350,544)	(339,738)

	$309,371	$340,277

Depreciation and leasehold amortization expense for the years ended December 31, 2010, 2009 and 2008, was $52,097, $56,271 and $51,743, respectively.

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

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value, calculated using discounted cash flows, is recognized. In the year ended December 31, 2010, the Company tested 13 underperforming clubs and recorded impairment losses of $1,570 on fixed assets at three of these clubs that experienced decreased profitability and sales levels below expectations. The leasehold improvements at these clubs were written down to their fair values of zero due to negative projected cash flows. The 10 clubs tested that did not have impairment charges had an aggregate of $10,999 of net leasehold improvements and furniture and fixtures remaining as of December 31, 2010. Two of these clubs, with total net leasehold improvements and furniture and fixtures of $2,991 as of December 31, 2010, had estimated future undiscounted net cash flows attributable to the assets approximately 10% greater than the carrying amounts; accordingly, a small change in the Company’s expectations for these clubs could cause the assets to be impaired. The Company will monitor the results and changes in expectations of these clubs closely in the year ending December 31, 2011 to determine if fixed asset impairment is necessary.

In addition, in the year ended December 31, 2010, the Company recorded impairment charges of $1,684 related to the planned closure of a club prior to its lease expiration date.

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

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The Company has three Outlier Clubs with goodwill. As of December 31, 2010, the BSC, WSC and PSC regions do not have goodwill balances. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to FASB guidance.

In each of the quarters ended March 31, 2010 and 2009, the Company performed its annual impairment test. The March 31, 2010 and 2009 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

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

Given the recent economic and consumer environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery of the economic downturn, made for purposes of the Company’s goodwill impairment testing as of March 31, 2010, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the quarter ended March 31, 2011 or subsequent to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no events triggering a review of goodwill as of December 31, 2010. The March 31, 2010 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. As of March 31, 2010, the implied fair value of NYSC was 30% greater than book value and the estimated fair value of SSC was 73% greater than book value.

The changes in the carrying amount of goodwill from January 1, 2009 through December 31, 2010 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total

Balance as of January 1, 2009
Goodwill	$31,403	$15,766	$1,070	$3,982	$52,221
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,070	137	32,610
Changes due to foreign currency exchange rate fluctuations	—	—	26	—	26

Balance as of December 31, 2009
Goodwill	31,403	15,766	1,096	3,982	52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Changes due to foreign currency exchange rate fluctuations	—	—	158	—	158

Balance as of December 31, 2010
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,254	$137	$32,794

Intangible assets as of December 31, 2010 and 2009 are as follows:

	As of December 31, 2010
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Covenants-not-to-compete	$1,508	$(1,464)	$44

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2009
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Covenants-not-to-compete	$1,508	$(1,359)	$149

The amortization expense of the above acquired intangible assets for the year ending December 31, 2011 will be $44.

Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $105, $262 and $732, respectively.

7.	Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Accrued payroll	$8,952	$6,001
Accrued construction in progress and equipment	4,188	1,909
Accrued occupancy costs	4,766	5,621
Accrued insurance claims	3,371	3,697
Accrued other	6,200	6,428

	$27,477	$23,656

8.	Long-Term Debt

Long-term debt as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Term Loan Facility	$178,063	$179,913
11% Senior Discount Notes	138,450	138,450

	316,513	318,363
Less: Current portion due within one year	14,550	1,850

Long-term portion	$301,963	$316,513

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due

Year Ending December 31,
2011	$14,550
2012	1,850
2013	161,663
2014	138,450
2015	—
Thereafter	—

$316,513

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Discount Notes

On February 4, 2004, TSI Holdings completed an offering of the 11% senior discount notes due in 2014 (the “Senior Discount Notes”). TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,378. No cash interest was required to be paid prior to February 1, 2009. The accreted value of each Senior Discount Note increased from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually. As of February 1, 2009, the accreted value of the Senior Discount Notes equaled its principal maturity value of $138,450. Subsequent to February 1, 2009, cash interest on the Senior Discount Notes has and will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Senior Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of TSI, LLC. The debt of TSI Holdings is not guaranteed by TSI, LLC and TSI Holdings relies on the cash flows of TSI, LLC, subject to restrictions contained in the indenture governing the Senior Discount Notes, to service its debt.

The Senior Discount Notes contain a consolidated fixed charge coverage covenant ratio of 2.00:1.00, which covenant is subject to compliance, on a consolidated basis. As of December 31, 2010, the Company’s fixed charge coverage ratio was 3.46:1.00, thus the Company was in compliance with this covenant.

2007 Senior Credit Facility

On February 27, 2007, the Company entered into a $260,000 senior secured credit facility (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consisted of a $185,000 term loan facility (the “Term Loan Facility”) and a $75,000 revolving credit facility (the “Revolving Loan Facility”) and an incremental term loan commitment facility in the maximum amount of $100,000, which borrowing thereunder is subject to compliance with certain conditions precedent and by TSI and agreement upon certain terms and conditions thereof between the participating lenders and TSI.

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

Borrowings under the Term Loan Facility will, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter beginning on June 30, 2007. As of December 31, 2010, the Company has paid $6,938 of outstanding principal.

The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25%, as defined in the 2007 Senior Credit Facility. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of December 31, 2010, the Company’s total leverage ratio, as defined, was 2.63:1.00, thus the Company was in compliance with this covenant. As of December 31, 2010, there were no outstanding Revolving Loan Facility borrowings and outstanding letters of

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit issued totaled $10,650. The unutilized portion of the Revolving Loan Facility as of December 31, 2010 was $53,100.

TSI, LLC’s applicable base rate and Eurodollar rate margins and commitment commission percentage vary with the Company’s consolidated secured leverage ratio. The following table summarizes the interest rate margins and commitment commission percentages applicable at three separate secured leverage ratio levels as follows:

		Revolving Loans		Applicable
		Base		Commitment
		Rate	Eurodollar	Commission
Level	Secured Leverage Ratio	Margin	Margin	Percentage

3	Greater than 1.50 to 1.00	1.25%	2.25%	0.50%
2	Greater than 1.00 to 1.00 but equal to or less than 1.50 to 1.00	1.00%	2.00%	0.50%
1	Equal to or less than 1.00 to 1.00	0.75%	1.75%	0.375%

The Company’s secured leverage ratio as of December 31, 2010 was within the Level 3 range at 2.63:1.00. The Company has been within the Level 3 range since entering into the Revolving Loan Facility in 2007 and expects to be in this range throughout 2011.

The 2007 Senior Credit Facility contains provisions that require Excess Cash Flow payments, as defined, to be applied against outstanding Term Loan Facility balances. The Applicable Excess Cash Flow Repayment Percentage is applied to the Excess Cash Flow when determining the Excess Cash Flow payment. The Applicable Excess Cash Flow Repayment Percentage is 50% when the Senior Secured Leverage Ratio, as defined, exceeds 2.00 to 1.00. Our earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The calculation was performed as of December 31, 2010 and as a result a principal payment of $12,700 will be made with cash on hand on March 31, 2011. We had not been required to pay any amount as we did not have Excess Cash Flow in the past.

Fair Market Value

Based on quoted market prices, the Senior Discount Notes and the Term Loan Facility had a fair value of approximately $137,066 and $168,270, respectively at December 31, 2010 and $83,762 and $165,519, respectively, at December 31, 2009. As of December 31, 2010 and 2009, there were no outstanding Revolving Loan Facility borrowings.

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Interest costs expensed	$21,158	$20,972	$23,902
Interest costs capitalized	16	73	632

Total interest expense and amounts capitalized	$21,174	$21,045	$24,534

Related Party Transactions

The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company, for strategic and financial advisory services on December 10, 1996. Fees for such services, which are included in general and administrative expenses, were $250 per annum. On September 16, 2008, an affiliate fund of BRS liquidated its ownership in the Company. As a result, immediately following the distribution, this affiliate fund held no shares of the Company’s common stock and thus the professional service agreement was terminated. However, as a result of the distribution, affiliates of BRS continue to own shares of the Company’s Common Stock. No amounts were due BRS at December 31, 2010 and 2009.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $2,250 as of December 31, 2010.

The leases expire at various times through November 30, 2029 and certain leases may be extended at the Company’s option.

In the year ended December 31, 2009, the Company recorded early lease termination costs of $1,305 related to five club closures prior to their lease expiration dates. There were no early lease termination costs in the year ended December 31, 2010.

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2011	$81,564
2012	79,411
2013	76,379
2014	73,225
2015	69,969
Aggregate thereafter	393,582

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2010, 2009 and 2008 was $111,150, $109,209 and $98,763, respectively. Such amounts include additional rent of $20,869, $20,459 and $18,102, respectively.

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

Minimum
Annual Rental

Year Ending December 31,
2011	$3,612
2012	3,111
2013	2,402
2014	2,153
2015	2,099
Aggregate thereafter	28,011

Rental income, including non-cash rental income, for the years ended December 31, 2010, 2009 and 2008 was $4,718, $4,740 and $4,452, respectively. Such amounts include additional rental charges above the base rent of $544, $474 and $735, respectively. We own the building at one of our club locations which houses a rental tenant that generated $1,968, $1,970 and $1,739 of rental income for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Grants vest in full at various dates between June 1, 2010 and November 1, 2014. The vesting of certain grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each grant is generally ten years.

As of December 31, 2010, 2009 and 2008, a total of 908,857, 719,923 and 426,384 Common Stock options were exercisable, respectively.

At December 31, 2010, the Company had 148,120 and 2,092,137 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense related to options, classified within payroll and related on the consolidated statements of income, related to these plans was $1,220, $1,562 and $1,155 for the years ended December 31, 2010, 2009 and 2008, respectively, and the related tax benefit was $531, $670 and $492 for the years ended December 31, 2010, 2009 and 2008, respectively.

On May 30, 2006, the Board of Directors of the Company approved the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to issue up to 1,300,000 shares of Common Stock to employees upon the exercise of Options Rights, Stock Appreciation Rights, Restricted Stock, in payment of Performance Shares or other stock-based awards. Under the 2006 Stock Option Plan, stock options may be granted at a price based on the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing and no stock option will be exercisable more than ten years after the date of grant. In March 2008, the Board of Directors adopted the Amended and Restated 2006 Stock Incentive Plan, which, among other things, increased the aggregate number of shares of Common Stock issuable under the plan by 1,200,000 shares to a total of 2,500,000 shares. The 2006 Option Plan, as amended, was approved by stockholders at the 2008 Annual Meeting of Stockholders on May 15, 2008. As of December 31, 2010, there were 257,348 shares available to be issued under the Plan.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the years ended December 31, 2008, 2009 and 2010:

		Weighted
		Average
		Exercise
	Common	Price

Balance at January 1, 2008	1,497,030	$11.01
Granted	903,375	4.83
Exercised	(195,700)	6.10
Cancelled	(83,070)	10.45
Forfeited	(240,075)	12.55

Balance at December 31, 2008	1,881,560	8.38
Granted	759,250	2.17
Exercised	(22,400)	1.61
Cancelled	(75,440)	11.36
Forfeited	(259,297)	8.97

Balance at December 31, 2009	2,283,673	6.23
Granted	429,500	2.88
Exercised	(40,243)	2.12
Cancelled	(236,184)	10.62
Forfeited	(196,489)	6.24

Balance at December 31, 2010	2,240,257	$5.20

The following table summarizes stock option information as of December 31, 2010:

	Options Outstanding
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Common
2003 grants	4,480	34 months	$10.29	4,480	$10.29
2004 amended and repriced 2001 grants	44,800	6 months	3.39	44,800	3.39
2004 amended and repriced 2003 grants	43,120	31 months	6.54	34,580	6.54
2005 grants	38,920	52 months	6.54	20,020	6.54
2006 grants	214,125	62 months	11.73	195,925	12.11
2007 grants	147,500	79 months	17.89	113,625	18.00
2008 grants	640,312	92 months	4.76	321,282	4.80
2009 grants	678,500	107 months	2.17	174,145	2.19
2010 grants	428,500	116 months	2.88	—	—

Total Grants	2,240,257	94 months	$5.20	908,857	$7.59

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted during the year ended December 31, 2010 to employees of the Company and members of the Company’s Board of Directors were as follows:

				Grant				Risk
	Number		Black-	Date				Free	Expected
	of	Exercise	Scholes	Aggregate	Amount		Dividend	Interest	Term
Date	Options	Price	Valuation	Fair Value	Expensed	Volatility	Yield	Rate	(Years)

January 4, 2010	7,000	$2.47	$1.73	$12	$12.0	84.0%	—%	2.83%	5.50
January 4, 2010	7,500	$2.47	$1.81	$14	$3.0	84.0%	—%	3.18%	6.25
August 2, 2010	260,000	$2.77	$1.96	$510	$52.0	80.5%	—%	2.17%	6.25
November 1, 2010	155,000	$3.09	$2.18	$338	$14.0	81.2%	—%	1.72%	6.25

Total	429,500

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows as of December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(years)	(thousands)

Outstanding at December 31, 2010	2,240,257	$5.20	7.8	$2,474
Vested at December 31, 2010	908,857	$7.59	6.6	$683
Exercisable at December 31, 2010	908,857	$7.59	6.6	$683

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes. The total intrinsic value of options exercised was $85 for the year ended December 31, 2010.

As of December 31, 2010, a total of $1,641 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 3.1 years.

c.	Common Stock Grants

Restricted Stock Grants

There were no restricted stock grants issued in the years ended December 31, 2010 or 2009. In the year ended December 31, 2008, there were 31,000 shares of restricted stock issued to employees of the Company. The total compensation expense, classified within payroll and related on the consolidated statements of income, related to these grants was $31 and $72 for the years ended December 31, 2010 and 2009, respectively, and the related tax benefit was $13 and $31 for the years ended December 31, 2010 and 2009, respectively. The shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants. There were no restricted stock grants prior to 2008.

The total unrecognized compensation expense of $20 is expected to be recognized through December 4, 2012.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Restricted Stock Grants

For each of the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the Company issued non-restricted common stock grants to the Company’s Board of Directors. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Exercise	Grant Date
Date	Shares	Price	Fair Value

March 25, 2010	3,049	$4.10	$13
June 24, 2010	5,252	$2.38	12
September 24, 2010	10,870	$2.76	30
December 23, 2010	7,537	$3.98	30

Total	26,708		$85

d.	Common Stock Repurchases

On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program continued through December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company repurchased 2,095,613 and 1,838,960 shares of common stock, respectively, at a cost of $5,355 and $4,645, respectively.

11.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	Years Ended December 31,
	2010	2009	2008

Membership dues	$363,429	$387,123	$400,874
Joining fees	6,967	12,048	13,723
Personal training revenue	60,875	56,971	61,752
Other club ancillary revenue	26,355	24,589	24,329

Total club revenue	457,626	480,731	500,678
Fees and Other revenue	4,761	4,661	6,031

Total revenue	$462,387	$485,392	$506,709

12.	Corporate Income Taxes

The (benefit) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31, 2010
			State and
	Federal	Foreign	Local	Total

Current	$(7,819)	$179	$(479)	$(8,119)
Deferred	8,536	1	(562)	7,975

	$717	$180	$(1,041)	$(144)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
			State and
	Federal	Foreign	Local	Total

Current	$2,178	$193	$144	$2,515
Deferred	(4,575)	—	(3,740)	(8,315)

	$(2,397)	$193	$(3,596)	$(5,800)

	Year Ended December 31, 2008
			State and
	Federal	Foreign	Local	Total

Current	$4,711	$269	$2,145	$7,125
Deferred	3,236	—	(1,157)	2,079

	$7,947	$269	$988	$9,204

The components of deferred tax assets consist of the following items:

	December 31,
	2010	2009

Deferred tax assets
Deferred lease liabilities	$14,569	$15,665
Deferred revenue	8,365	8,253
Deferred compensation expense incurred in connection with stock options	1,765	2,046
Federal and State net operating loss carry-forwards	4,879	877
Interest accretion	27,226	27,419
Accruals, reserves and other	6,004	6,287
Valuation allowance	(445)	—

	$62,363	$60,547
Deferred tax liabilities
Fixed assets and intangible assets	$16,627	$7,336
Deferred costs	2,563	2,630
Undistributed foreign earnings and other	1,290	637

	20,480	10,603

Net deferred tax assets	$41,883	$50,581

As of December 31, 2010, the Company has net deferred tax assets of $41,883. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010 and 2009, the Company incurred losses and expects to be profitable in 2011. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state operating loss carryforward in Rhode Island due to the short carryforward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2011, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance for state taxes, taxable income has been and is projected to be the same as Federal. Because the captive insurance company will be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the Federal tax analysis above.

As of December 31, 2010, the Company has a Federal net operating loss carryforward of $2,568, Federal wage credit carryforwards of $606, pre-apportioned state net operating loss carryforwards of $149,050 and post-apportioned state net operating loss carryforwards of $23,077. Such amounts expire between December 31, 2014 and December 31, 2030. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2010 will be realized with the exception of the aforementioned Rhode Island loss.

The Company’s foreign pre-tax earnings related to the Swiss entity were $767, $829 and $1,044 for the years ended December 31, 2010, 2009 and 2008, respectively and the related current tax provisions were $179, $193 and $269, respectively. The Company expects to repatriate the Swiss earnings in the future. Accordingly, in accordance with ASC 740-30, the Company has recognized a deferred tax liability of $776 for the United States taxes on the total cumulative earnings of the Swiss clubs.

The results for the year ended December 31, 2010 include the correction of an accounting error that resulted in a decrease in benefit for corporate income taxes and a related decrease in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2010, the Company identified un-reconciled temporary deductible differences, mainly related to fixed assets, which gave rise to deferred tax assets of $357. These un-reconciled temporary differences principally relate to periods prior to 2008. As the Company was unable to identify a specific transaction that created this un-reconciled difference, such as the disposal of a certain asset, a current deduction could not be taken on the Company’s 2010 tax return. Accordingly, the Company wrote-off the deferred tax asset. This write-off resulted in the recognition of an out-of-period income tax expense in 2010 of $352. The Company does not believe that this error correction is material to the current or prior reporting periods.

The differences between the United States Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Federal statutory tax rate	(35)%	(35)%	35%
State and local income taxes, net of federal tax benefit	(9)	(9)	8
Goodwill impairment	—	—	50
Change in state effective income tax rate	118	(2)	(1)
State tax benefit related to insurance premiums	(310)	(11)	(12)
State tax valuation allowance	100	—	—
Correction of an error	80	—	—
Foreign rate differential	—	(1)	(1)
Provision for undistributed earnings of non-U.S. subsidiaries	—	6	—
Other permanent differences	23	1	1

	(33)%	(51)%	80%

The 2010 effective tax rate benefit of 33% on our pre-tax loss was higher than the United States Federal statutory income tax rate primarily due to the State tax benefit related to insurance premiums and interest paid to the captive insurance company.

The 2009 effective tax rate benefit of 51% on our pre-tax loss was higher than the United States Federal statutory income tax rate primarily due State tax benefit related to insurance premiums and interest paid to the captive insurance company.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2008 effective tax rate of 80% was higher than the United States statutory income tax rate primarily due to the goodwill impairment of clubs that were acquired in stock-based transactions in our Boston Sports club region.

Unrecognized tax benefits were $1,155 for the year ended December 31, 2010.

As of December 31, 2010, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. For each of the years ended December 31, 2010, 2009 and 2008, interest expense on unrecognized tax benefits was $53. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had accruals for interest or penalties as of December 31, 2010 and 2009 of $197 and $145, respectively. In 2011, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2011.

The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service for years 2007 and prior. The Federal government is currently examining 2008.

The State of New York is currently examining years 2006 and 2007. The Company is no longer subject to examinations of its income tax returns by the State of New York for years 2005 and prior.

13.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against the Company in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against the Company in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, the Company made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to the Company in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On September 14, 2009, the Staff of the SEC advised the Company that a formal order of private investigation had been issued with respect to the Company. Since May 2008, the Company had been providing documents and testimony on a voluntary basis in response to an informal inquiry by the Staff of the SEC, which primarily related to the deferral of certain payroll costs incurred in connection with the sale of memberships in the Company’s health and fitness clubs and the time period utilized by the Company for the amortization of (i) such deferred costs into expense and (ii) initiation fees into revenue. On November 29, 2010, the Company received a letter from the Staff of the SEC stating that it has completed the investigation of the above-referenced accounting matters and that the Staff does not intend to recommend any enforcement action by the SEC against the Company.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. The litigation is currently in the discovery

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phase. We believe at this time the likelihood of an unfavorable outcome is not probable. The Company intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaim.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. The Additional Award has not yet been entered as a judgment. The Company does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award.

Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement will cover the Additional Award as and if entered by the court. If the third-party developer fails to honor its indemnity obligation with respect to the Additional Award (or any amount awarded on further appeal), TSI LLC’s liability to the landlord may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury and employee relations claims. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty.

14.	Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $221 and $225 were made in March 2010 and March 2009, respectively, for the Plan years ended December 31, 2008 and 2007, respectively. The Company expects to make an employer matching contribution of approximately $225 in March 2011 for the Plan year ended December 31, 2010.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b)	(c)		(d)

Net revenue	$117,759	$117,436	$113,127	$114,065
Operating income	2,798	2,463	4,067	9,112
Net (loss) income	(732)	(815)	(18)	1,275
(Loss) earnings per share(a)
Basic	$(0.03)	$(0.04)	$(0.00)	$0.06
Diluted	$(0.03)	$(0.04)	$(0.00)	$0.06

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(e)	(f)		(g)

Net revenue	$126,709	$123,912	$120,449	$114,322
Operating income	5,578	8,778	1,444	(7,929)
Net income (loss)	639	2,524	(1,485)	(7,346)
Earnings (loss) per share(a)
Basic	$0.03	$0.11	$(0.07)	$(0.33)
Diluted	$0.03	$0.11	$(0.07)	$(0.33)

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)	Net income and earnings per share for the first quarter of 2010 include $220 and ($0.01), respectively, for the effect of impairment of fixed assets, net of tax.

(c)	Net loss and loss per share for the second quarter of 2010 include $1,619 and ($0.07), respectively for the effect of impairment of fixed assets, net of tax.

(d)	Net revenue, net income and earnings per share for the fourth quarter of 2010 include $2,697, $1,167 and $0.07, respectively for the effect of the recognition of unused and expired personal training sessions in three of our jurisdictions.

(e)	Net income and earnings per share for the first quarter of 2009 include $639 and ($0.03), respectively, for the effect of impairment of fixed assets, net of tax.

(f)	Net loss and loss per share for the third quarter of 2009 include $1,962 and ($0.09), respectively for the effect of impairment of fixed assets, net of tax.

(g)	Net loss and loss per share for the fourth quarter of 2009 include $6,948 and ($0.31), respectively for the effect of impairments of fixed assets and internal-use software, net of tax, $424 and ($0.02), respectively, related to a previous accounting error in deferring the salaries of membership consultants and $302 and $0.01, respectively, related to the correction of a rent settlement recorded in the second quarter of 2009, net of tax.

Exhibit Index

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2008).
4.1	Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc, and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-114210 (the “S-4 Registration Statement”)).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).
10.1	Credit Agreement dated as of February 27, 2007, by and among Town Sports International Holdings, Inc. and Town Sports International, LLC, and Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities, Inc., as sole lead arranger and book manager, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.2	First Amendment to Credit Agreement, dated as of July 15, 2009, among Town Sports International Holdings, Inc., Town Sports International, LLC, as the borrower, the lenders from time to time party to the Credit Agreement, dated as of February 27, 2007, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 17, 2009).
10.3	Subsidiaries Guaranty dated as of February 27, 2007, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.4	Borrower/Sub Pledge Agreement, dated as of February 27, 2007, among each of the pledgors named therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.5	Security Agreement, dated as of February 27, 2007, made by each of the assignors named therein in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed March 5, 2007).
10.6	Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement).
10.7	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).
10.8	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).
10.9	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).

Exhibit
No.		Description of Exhibit

10.10		Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto (incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement).
10.11		Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement).
10.12		Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.9 of the S-4 Registration Statement).
10.13		Holdco Guaranty, dated as of February 4, 2004, made by Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 10.10 of the S-4 Registration Statement).
*10	.14	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).
*10	.15	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.16	Amended and Restated 2006 Stock Incentive Plan (the “2006 Incentive Plan”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2008).
*10	.17	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).
*10	.19	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 28, 2007).
*10	.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.21	Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
*10	.22	Amended and Restated 2006 Annual Performance Bonus Plan (incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed on March 30, 2010).
*10	.23	Amended Non-Employee Director Compensation Plan Summary (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2010).
*10	.24	Amended Non-Employee Director Compensation Plan Summary (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
*10	.25	Amended and Restated Non-Employee Director Compensation Plan Summary effective January 1, 2011 (filed herewith).
*10	.26	Offer Letter to David M. Kastin, Senior Vice President — General Counsel, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.27	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.28	Form of Executive Severance Agreement between the Registrant and each of Alexander Alimanestianu, Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.29	Form of Amendment to Executive Severance Agreement between the Registrant and each of Alexander Alimanestianu, Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
No.		Description of Exhibit

*10	.30	Form of Amended and Restated Executive Severance Agreement between the Registrant and each of Robert Giardina and Scott Milford (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
*10	.31	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).
*10	.32	Letter Agreement, dated March 19, 2010, between the Registrant and Alexander Alimanestianu (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
10.33		Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
21		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.