Form 10-Q
period 2011-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2011-04-27
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if smaller reporting company)
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 22, 2011, there were 22,791,377 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended March 31, 2011

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(All figures in thousands except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,233	$38,803
Accounts receivable (less allowance for doubtful accounts of $2,418 and $2,565 as of March 31, 2011 and December 31, 2010, respectively)	6,932	5,258
Inventory	337	217
Prepaid corporate income taxes	5,905	7,342
Prepaid expenses and other current assets	8,323	13,213

Total current assets	66,730	64,833
Fixed assets, net	303,039	309,371
Goodwill	32,820	32,794
Intangible assets, net	28	44
Deferred tax assets, net	41,365	41,883
Deferred membership costs	7,134	5,934
Other assets	8,909	9,307

Total assets	$460,025	$464,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,850	$14,550
Accounts payable	8,268	4,008
Accrued expenses	28,525	27,477
Accrued interest	3,153	6,579
Deferred revenue	40,318	35,106

Total current liabilities	82,114	87,720
Long-term debt	300,601	301,963
Deferred lease liabilities	66,186	67,180
Deferred revenue	5,455	3,166
Other liabilities	10,374	11,082

Total liabilities	464,730	471,111
Contingencies (Note 10)
Stockholders’ deficit :
Common stock, $.001 par value; issued and outstanding 22,791,377 and 22,667,650 shares at March 31, 2011 and December 31, 2010, respectively	23	23
Paid-in capital	(21,303)	(21,788)
Accumulated other comprehensive income (currency translation adjustment)	2,343	2,121
Retained earnings	14,232	12,699

Total stockholders’ deficit	(4,705)	(6,945)

Total liabilities and stockholders’ deficit	$460,025	$464,166

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Club operations	$115,592	$116,595
Fees and other	1,113	1,164

	116,705	117,759

Operating Expenses:
Payroll and related	45,252	48,511
Club operating	44,102	43,468
General and administrative	7,420	8,939
Depreciation and amortization	13,002	13,654
Impairment of fixed assets	—	389

	109,776	114,961

Operating income	6,929	2,798
Interest expense	5,582	5,184
Interest income	(71)	(18)
Equity in the earnings of investees and rental income	(644)	(536)

Income (loss) before provision (benefit) for corporate income taxes	2,062	(1,832)
Provision (benefit) for corporate income taxes	529	(1,100)

Net income (loss)	$1,533	$(732)

Earnings (loss) per share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	22,710,996	22,605,236
Diluted	23,073,147	22,605,236

Statements of Comprehensive Income (Loss)
Net income (loss)	$1,533	$(732)
Foreign currency translation adjustments	222	(129)

Comprehensive income (loss)	$1,755	$(861)

See notes to condensed consolidated financial statements

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,533	$(732)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,002	13,654
Impairment of fixed assets	—	389
Amortization of debt issuance costs	282	253
Non-cash rental expense, net of non-cash rental income	(1,120)	(934)
Compensation expense incurred in connection with stock options and common stock grants	348	369
Decrease (increase) in deferred tax asset	518	(1,899)
Net change in certain operating assets and liabilities	12,594	5,485
(Increase) decrease in deferred membership costs	(1,200)	990
Landlord contributions to tenant improvements	149	100
Decrease in insurance reserves	(330)	(229)
Other	(368)	172

Total adjustments	23,875	18,350

Net cash provided by operating activities	25,408	17,618

Net cash used in investing activities:
Capital expenditures	(5,335)	(2,809)

Net cash used in investing activities	(5,335)	(2,809)

Cash flows from financing activities:
Repayment of long term borrowings	(14,062)	(463)
Proceeds from exercise of stock options	117	—
Tax benefit from stock option exercises	20	18

Net cash used in financing activities	(13,925)	(445)

Effect of exchange rate changes on cash	282	(76)

Net increase in cash and cash equivalents	6,430	14,288
Cash and cash equivalents beginning of period	38,803	10,758

Cash and cash equivalents end of period	$45,233	$25,046

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,729)	$(752)
Increase in inventory	(120)	(74)
Decrease in prepaid expenses and other current assets	4,589	2,740
Increase in accounts payable, accrued expenses and accrued interest	4,494	2,527
Decrease in accrued interest on Senior Discount Notes	(3,807)	(3,807)
Decrease in prepaid corporate income taxes	1,437	831
Increase in deferred revenue	7,730	4,020

Net change in certain working capital components	$12,594	$5,485

Supplemental disclosures of cash flow information:
Cash payments for interest	$9,012	$8,971

Cash payments for income taxes	$66	$30

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of March 31, 2011, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 159 fitness clubs (“clubs”) comprised of 107 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.
2. Recent Accounting Pronouncements
     In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance became effective in the first quarter of 2011. Prior to the first quarter of 2011, the Company allocated revenue from multiple-element arrangements to the multiple elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately. Because selling price is generally available based on standalone sales, the Company has limited application of third party evidence, as determined by comparison of pricing for products and services to the pricing of similar products and services as offered by the Company or its competitors in standalone sales to similarly situated customers. Thus, the new accounting guidance had no impact to the Company’s financial position or operating results for the three months ended March 31, 2011, or year ended or interim periods of the year ended December 31, 2010.
3. Long-Term Debt

	March 31,	December 31,
	2011	2010
Term Loan Facility	$164,001	$178,063
Senior Discount Notes	138,450	138,450

	302,451	316,513
Less: Current portion due within one year	1,850	14,550

Long-term portion	$300,601	$301,963

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
     Borrowings under the Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of March 31, 2011, the interest rate was 2.1%. The Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes are still outstanding. TSI, LLC is required to repay 0.25% of principal, or $463 per quarter. The 2007 Senior Credit Facility contains provisions that require Excess Cash Flow payments, as defined, to be applied against outstanding Term Loan Facility balances. The Applicable Excess Cash Flow Repayment Percentage is applied to the Excess Cash Flow when determining the Excess Cash Flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The Applicable Excess Cash Flow Repayment Percentage is 50% when the Senior Secured Leverage Ratio, as defined, exceeds 2.00 to 1.00. The Company’s Secured Leverage Ratio, as calculated for purposes of the 2007 Credit Agreement, was 2.63:1.00 as of December 31, 2010 and as a result, on March 31, 2011, an Excess Cash Flow payment of $13,599 was made. As of March 31, 2011, the Company had paid $20,999 of the outstanding principal.
     The Revolving Loan Facility expires on February 27, 2012 and borrowings under the facility currently, at TSI, LLC’s option, bear interest at the administrative agent’s base rate plus 1.25% or the Eurodollar rate plus 2.25%, as defined in the 2007 Senior Credit Facility. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of March 31, 2011, the Company’s leverage ratio was 2.32:1.00. As of March 31, 2011, there were no outstanding Revolving Loan Facility borrowings and outstanding letters of credit issued totalled $9,650. The unutilized portion of the Revolving Loan Facility as of March 31, 2011 was $54,100.
     See Note 11 — Subsequent Events for further disclosure related to the Company’s long-term debt.
Fair Market Value
     Based on quoted market prices, the Senior Discount Notes and the Term Loan Facility had a fair value of approximately $140,527 and $159,081, respectively at March 31, 2011 and $137,066 and $168,270, respectively at December 31, 2010.

4. Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of March 31, 2011, $32,400 of the cash balance of $45,233 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes that, based on the credit ratings of the aforementioned institutions, it is not exposed to any significant credit risk related to cash at this time.
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

	Three Months Ended
	March 31,
	2011	2010
Weighted average number of shares of Common Stock outstanding — basic	22,710,996	22,605,236
Effect of dilutive stock options and restricted Common Stock	362,151	—

Weighted average number of shares of Common Stock outstanding — diluted	23,073,147	22,605,236

Earnings (loss) per share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)
     For the three months ended March 31, 2011, the Company did not include stock options to purchase 680,214 shares of the Company’s common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
     For the three months ended March 31, 2010, there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company reported a net loss for this period.
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
     The proposed Amended and Restated 2006 Stock Incentive Plan was unanimously adopted by the Board of Directors, subject to stockholder approval at the Annual Meeting of Stockholders on May 12, 2011, and, if approved, will increase the aggregate number of shares issuable under the plan by 500,000 shares to 3,000,000 shares.
     At March 31, 2011, the Company had 131,320 stock options outstanding under the 2004 Plan and 2,063,512 shares of restricted stock and stock options outstanding under the 2006 Plan.
Option Grants
     Options granted during the three months ended March 31, 2011 to employees of the Company and members of the Company’s Board of Directors were as follows:

	Number of	Exercise	Black-Scholes		Dividend	Risk Free Interest	Expected Term
Date	Options	Price	Valuation	Volatility	Yield	Rate	(Years)
February 1, 2011	7,500	$4.18	$2.74	79.17%	0.00%	2.6%	6.25
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding under the 2006 Plan and the 2004 Plan was $264 for the three months ended March 31, 2011 and $347 for the three months ended March 31, 2010.
     As of March 31, 2011, a total of $1,467 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Awards
     On March 1, 2011, the Company issued 64,000 shares of restricted stock to employees. The fair value per share was $4.57, the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary date of the grant. There was no restricted stock awarded during the three months ended March 31, 2010.
     The total compensation expense, classified within Payroll and related expense on the condensed consolidated statements of operations, related to restricted stock granted under the 2006 Plan and the 2004 Plan was $14 for the three months ended March 31, 2011 and $9 for the three months ended March 31, 2010.
     As of March 31, 2011, a total of $289 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.8 years.
Stock Grants
     In the three months ended March 31, 2011, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual and quarterly retention. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

	Number of	Price Per	Grant Date Fair
Date	Shares	Share	Value
January 19, 2011	10,835	$4.16	$45
March 25, 2011	5,342	$4.68	25

Total	16,177		$70

7. Fixed Asset Impairment and Club Closures
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended March 31, 2011, the Company tested 12 underperforming clubs and no impairments were found. The 12 clubs had an aggregate of $19,067 of net leasehold improvements and furniture and fixtures remaining as of March 31, 2011. In the three months ended March 31, 2010, we recorded a total of $389 of impairment charges at two clubs. The impairment charges are included as a separate line in operating income on the condensed consolidated statement of operations.
     The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. There are no non-financial assets and liabilities that are reported at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet as of March 31, 2011.
8. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of March 31, 2011, the BSC, WSC and PSC regions do not have goodwill balances.
     As of February 28, 2011 and 2010, the Company performed its annual impairment test. The February 28, 2011 and 2010 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.
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
     Fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.
     Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years or longer) for all reporting units. The Company used discount rates ranging between 12.9% and 20% (the NYSC reporting unit used a 14.1% discount rate), compounded annual revenue growth ranging from 0.5% to 4.1% and terminal growth rates ranging between 0.4% and 2.8%. These assumptions were calculated separately for each reporting unit. There can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2011 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing as of February 28, 2012 or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. As of February 28, 2011, the estimated fair value of NYSC was 49% greater than book value and the estimated fair value of SSC was 79% greater than book value.
     The changes in the carrying amount of goodwill from January 1, 2010 through March 31, 2011 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2010
Goodwill	$31,403	$15,766	$1,096	$3,982	$52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Changes due to foreign currency exchange rate fluctuations	—	—	158	—	158

Balance as of December 31, 2010
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Changes due to foreign currency exchange rate fluctuations	—	—	26	—	26

Balance as of March 31, 2011
Goodwill	31,403	15,766	1,280	3,982	52,431
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,280	$137	$32,820

     Intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Covenants-not-to-compete	$1,508	$1,508
Accumulated amortization	(1,480)	(1,464)

	$28	$44

9. Income Taxes
     The Company determined its income tax provision for the three months ended March 31, 2011 by estimating its 2011 effective annual tax rate. This is a change from how the Company determined its income tax provision/(benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, the Company could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 the Company calculated its effective tax rate based on pre-tax results through the three months ended March 31, 2010. The 2010 annual effective tax rate as of the year ended December 31, 2010 was (33)%.

     The Company recorded a provision for corporate income taxes of $529 for the three months ended March 31, 2011 compared to a benefit of $1,100 for the three months ended March 31, 2010. The Company’s effective tax rate was 26% in the three months ended March 31, 2011 compared to (60)% in the three months ended March 31, 2010. The expected benefits from the Company’s Captive Insurance arrangement adjusted the Company’s effective tax rate on the Company’s pre-tax income in the three months ended March 31, 2011 from 43% to 26% and changed the Company’s effective tax rate on the pre-tax loss for the three months ended March 31, 2010 from (40)% to (60)%.
     As of March 31, 2011, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2011. Such amount could be realized by the Company since the income tax returns may no longer be subject to audit during 2011.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of March 31, 2011, the amount accrued for interest was $210.
     The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Internal Revenue Service (“IRS”) examined the Company’s 2006 and 2007 Federal income tax returns and concluded those audits with no findings. The Company is no longer subject to examinations of its Federal income tax returns by the IRS for the years 2007 and prior. The IRS is currently examining the Company’s 2008 and 2009 Federal income tax returns. The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007), New York City (2006, 2007, 2008), and Connecticut (2007, 2008). The Company has not been notified of any findings regarding any of these examinations.
     As of March 31, 2011, the Company has net deferred tax assets of $41,365. Quarterly, the Company assesses the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010 the Company incurred a slight loss, but returned to profitability in Q1 2011. The Company has historically been a taxpayer and expects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has Federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs lower than expected income or losses in 2011, then a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, state taxable income has been and is projected to be the same as Federal. Because the Company expects the captive insurance company to be discontinued in 2012, the assessment of the realizability of the state deferred tax assets is consistent with the Federal tax analysis above. The state net deferred tax asset balance as of March 31, 2011 is $21,265.
10. Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to TSI, LLC in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations or cash flows.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include claims for breach of contract and unjust enrichment. On March 7, 2011, TSI amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims; TSI is preparing its opposition and the motion is still pending. Other than the pending dismissal motion, the litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.
     On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. The Additional Award has not yet been entered as a judgment. TSI, LLC does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement will cover the Additional Award as and if entered by the court. If the third-party developer fails to honor its indemnity obligation with respect to the Additional Award (or any amount awarded on further appeal), TSI LLC’s liability to the landlord may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations or cash flows.
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
11. Subsequent Event
     On April 7, 2011, the Company commenced soliciting lenders to participate in a new $350,000 senior secured credit facility consisting of a term loan facility and a revolving credit facility using commercially reasonable efforts. The Company expects the facility to be arranged by Deutsche Bank Securities Inc. and KeyBanc Capital Markets Inc. The Company will use the proceeds from the credit facility principally to repay the 2007 Senior Credit Facility and to redeem in full all of the Company’s outstanding Senior Discount Notes in accordance with their terms. The Company is seeking to complete the transaction during the second quarter, subject to, among other factors, receipt of satisfactory pricing and market conditions.
     If a refinancing is consummated in the second quarter of the year ending December 31, 2011 the Company would incur prepayment penalties on its existing Senior Discount Notes, existing deferred financing costs totaling approximately $1,800 would have to be written off, and the Company would likely incur 30 days of interest on its Senior Discount Notes during the redemption period.

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operations
Introduction
     In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “TSI Holdings,” “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, and references to “TSI, LLC” refer to Town Sports International, LLC, our wholly-owned operating subsidiary.
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2011, the Company, through its subsidiaries, operated 159 fitness clubs. These clubs collectively served approximately 510,000 members, including 19,000 members under our new student membership as of March 31, 2011. We are the largest fitness club owner and operator in Manhattan with 37 locations (more than twice as many as our nearest competitor) and owned and operated a total of 107 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2011. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2011. In addition, we owned and operated three clubs in Switzerland as of March 31, 2011. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and initiation fees paid by our members. These dues and fees comprised 78.9% of our total revenue for the three months ended March 31, 2011. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.

•	Ancillary club revenue: For the three months ended March 31, 2011, we generated 13.4% of our revenue from personal training and 6.7% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.0% of our total revenue for the three months ended March 31, 2011) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.
     Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members to maintain our membership and revenue levels. In the three months ended March 31, 2011, our monthly average attrition rate was 3.2% compared to 3.5% in the three months ended March 31, 2010.
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
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. As of March 31, 2011, all of our clubs have been open over 24 months. Increases in our membership base have increased our operating margins in 2011 compared to 2010.
     As of March 31, 2011, 157 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.
Student Membership
     As part of our efforts to drive member sales, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. In prior years, we offered a three-month summer membership targeted at students generally priced at $199.00 for the entire summer. The new membership is a month-to-month membership with dues of $20.00 per month and $119.00 for initiation fees at the time of enrollment. As of March 31, 2011, we had approximately 19,000 student members.
Historical Club Count
     The following table sets forth the changes in our club count during each of the quarters in 2010, the full-year 2010 and the first quarter of 2011.

	2010					2011
	Q1	Q2	Q3	Q4	Full-Year	Q1
Wholly owned clubs operated at beginning of period	159	159	159	158	159	158
Clubs closed, relocated or merged	—	—	(1)	—	(1)	(1)

Wholly owned clubs at end of period	159	159	158	158	158	157

Total clubs operated at end of period (1)	161	161	160	160	160	159

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

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

2010
Three months ended March 31, 2010	(6.0)%
Three months ended June 30, 2010	(4.2)%
Three months ended September 30, 2010	(5.0)%
Three months ended December 31, 2010	(1.7)%
2011
Three months ended March 31, 2011	(0.5)%
     As shown above, comparable club revenue decreases have been lessening throughout the year ended December 31, 2010 and in the first quarter of 2011. We expect continued modest improvements in comparable club revenue in each quarter in the year ending December 31, 2011.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	38.8	41.2
Club operating	37.8	36.9
General and administrative	6.4	7.6
Depreciation and amortization	11.1	11.6
Impairment of fixed assets	—	0.3

	94.1	97.6

Operating income	5.9	2.4
Interest expense	4.8	4.4
Interest income	(0.1)	—
Equity in the earnings of investees and rental income	(0.6)	(0.5)

Income (loss) before provision for corporate income taxes	1.8	(1.5)

Provision (benefit) for corporate income taxes	0.5	(0.9)

Net income (loss)	1.3%	(0.6)%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$90,599	77.6%	$92,809	78.8%	(2.4)%
Joining fees	1,447	1.3%	2,024	1.7%	(28.5)%

Membership revenue	92,046	78.9%	94,833	80.5%	(2.9)%

Personal training revenue	15,692	13.4%	14,799	12.6%	6.0%
Other ancillary club revenue	7,854	6.7%	6,963	5.9%	12.8%

Ancillary club revenue	23,546	20.1%	21,762	18.5%	8.2%
Fees and other revenue	1,113	1.0%	1,164	1.0%	(4.4)%

Total revenue	$116,705	100.0%	$117,759	100.0%	(0.9)%

     Revenue decreased 0.9% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease in revenue was driven primarily by the 2.9% decrease in membership revenue. The 2.4% decrease in membership dues is related to the price decline, driven by the introduction of restricted memberships; including the new student membership, as well as the effect of promotions.
     Joining fees collected in the three months ended March 31, 2011 were $3.0 million compared to $687,000 in the same period in 2010. However, since joining fees revenue is recognized over the estimated average membership life, joining fee revenue decreased in the three months ended March 31, 2011 due to the decline in joining fees collected in 2009 relative to fees collected in prior periods.
     Personal training revenue increased 6.0% primarily due to increased member interest and perceived improvements in consumer confidence levels. In addition, in the three months ended March 31, 2011 we recorded revenue of $136,000 for unused and expired sessions in three of our jurisdictions.
     Comparable club revenue decreased 0.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Decreases in the pricing of club memberships accounted for a 2.8% decrease, which was partially offset by increases of 1.1% due to increased membership levels and 1.2% due to a collective increase in ancillary club revenue, joining fees and other revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2011	2010	% Variance
Payroll and related	$45,252	$48,511	(6.7)%
Club operating	44,102	43,468	1.5%
General and administrative	7,420	8,939	(17.0)%
Depreciation and amortization	13,002	13,654	(4.8)%
Impairment of fixed assets	—	389	(100.0)%

Operating expenses	$109,776	$114,961	(4.5)%

     Operating expenses for the three months ended March 31, 2011 were slightly impacted by a 0.6% decrease in the total months of club operation from 477 to 474, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $1.8 million. The amount of membership consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership consultant commissions expensed in the three months ended March 31, 2011 relating to deferrals established in prior periods. Also contributing to this decrease was an increase in the amount of payroll costs deferred in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as joining fees collected increased.
•	Payroll related to club staffing, excluding membership consultants, decreased $1.2 million from staffing efficiencies realized in the three months ended March 31, 2011 compared to the same period in 2010.

•	Payroll related to severance decreased $472,000 related to employee reductions in the three months ended March 31, 2010.
     As a percentage of total revenue, payroll and related expenses decreased to 38.8% in the three months ended March 31, 2011 from 41.2% in the three months ended March 31, 2010.
     Club operating. This change was primarily impacted by the following:
•	Occupancy expense increased $832,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

•	Repairs and maintenance expense increased $273,000 primarily due to snow removal costs resulting from the increased number of major snow storms in the three months ended March 31, 2011 compared to the same period in the prior year.

•	Partially offsetting these increases was a decrease in advertising expense of $750,000 due to efforts to spend more productively and adjusting the focus toward media advertising beginning in the second half of 2010.
     As a percentage of total revenue, club operating expenses increased to 37.8% in the three months ended March 31, 2011 from 36.9% in three months ended March 31, 2010.
     General and administrative. The decrease in general and administrative expenses for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 was attributable to continued decreases in general liability insurance expense due to further reduction in claims activity and therefore a reduction of claims reserves and decreases in legal and related fees for various litigations. In addition, in the three months ended March 31, 2010, we incurred costs related to a leadership conference, which was not held in 2011.
     As a percentage of total revenue, general and administrative expenses decreased to 6.4% in the three months ended March 31, 2011 from 7.6% in three months ended March 31, 2010.
     Depreciation and amortization. In the three months ended March 31, 2011 compared to the three months ended March 31, 2010, depreciation and amortization decreased due to the closing of two clubs subsequent to March 31, 2010. In addition, in the year ended December 31, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated in the three months ended March 31, 2011.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 11.1% in the three months ended March 31, 2011 from 11.6% in three months ended March 31, 2010.
     Impairment of fixed assets. In the three months ended March 31, 2010, we recorded fixed asset impairment charges totaling $389,000, which represented the write-offs of fixed assets at two underperforming clubs. There were no fixed asset impairment charges recorded in the three months ended March 31, 2011.
Interest expense
In the three months ended March 31, 2011 compared to the three months ended March 31, 2010, interest expense increased for accrued interest related to sales tax payments.

Provision (Benefit) for Corporate Income Taxes
     The Company determined its income tax provision for the three months ended March 31, 2011 by estimating its 2011 effective annual tax rate. This is a change from how the Company determined its income tax provision (benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, the Company could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 the Company calculated its effective tax rate based on pre-tax results through the three months ended March 31, 2010. The annual effective tax rate for the year ended December 31, 2010 was (33)%.
     We recorded a provision for corporate income taxes of $529,000 for the three months ended March 31, 2011 compared to a benefit of $1.1 million for the three months ended March 31, 2010. Our effective tax rate was 26% in the three months ended March 31, 2011 compared to (60)% in the three months ended March 31, 2010. The expected benefits from the Company’s captive insurance arrangement changed the Company’s effective tax rate on the Company’s pre-tax income in the three months ended March 31, 2011 from 43% to 26% and changed the Company’s effective tax rate on the pre-tax loss for the three months ended March 31, 2010 from (40)% to (60)%. The Company expects the captive insurance company to be discontinued in 2012.
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that we can satisfy our current and longer-term debt obligations and capital expenditure requirements primarily with cash flow from operations and our borrowing arrangements for at least the next 12 months, although there can be no assurance that such actions can or will be completed.
     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2011 increased 44.2%, or $7.8 million compared to the three months ended March 31, 2010. This increase was partially related to the increase in overall earnings. In the three months ended March 31, 2011, due to the timing of payments, prepaid rent decreased $5.0 million, while in the three months ended March 31, 2010 there was no cash flow effect related to prepaid rent. The effect of the change in deferred revenue and deferred membership costs increased cash $1.5 million in the aggregate compared to the three months ended March 31, 2010 from the increase in joining fees collected. In addition, income tax refunds, net of cash paid for income taxes, increased $1.4 million in the three months ended March 31, 2011, compared to the same period in 2010.
     Investing Activities. Net cash used in investing activities increased $2.5 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Investing activities in both three month periods consisted of expanding and remodeling existing clubs, and the purchase of new fitness equipment. In the three months ended March 31, 2011, the Company also began construction on two clubs, which we expect to open in the second half of the year. There were no future clubs under construction in three months ended March 31, 2010. For the year ending December 31, 2011, we estimate we will invest $29.0 million to $32.0 million in capital expenditures, which represents an increase from $22.0 million of capital expenditures in 2010. This amount includes approximately $7.5 million to $8.5 million related to the two planned club openings in the second half of 2011, approximately $15.5 million to continue to upgrade existing clubs and $4.3 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.0 million to $3.0 million to enhance our management information and communication systems. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from our revolving credit facility.
     Financing Activities. Net cash used in financing activities increased $13.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In the three months ended March 31, 2011, we made principal payments of $14.1 million on our outstanding Term Loan Facility and in the three months ended March 31, 2010, we made principal payments of $462,500. The principal payment made in the three months ended March 31, 2011 primarily consisted of the required Excess Cash Flow payment of $13.6 million. See Note 3 — Long-Term Debt to the condensed consolidated financial statements in this Form 10-Q for further details of the Excess Cash Flow payment.
     As of March 31, 2011, our total consolidated debt was $302.5 million. This substantial amount of debt could have significant consequences, including:

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
     As of March 31, 2011, TSI LLC had $164.0 million outstanding under the Term Loan Facility. Borrowings under the Term Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 0.75% or its Eurodollar rate plus 1.75%, each as defined in the 2007 Senior Credit Facility. As of March 31, 2011, TSI LLC had elected the Eurodollar rate option, equal to 2.1%. Interest calculated under the base rate option would have equaled 4.0% as of March 31, 2011, if TSI LLC had elected this option. TSI LLC is required to repay 0.25% of principal, or $462,500, per quarter.
     The 2007 Senior Credit Facility contains provisions that require Excess Cash Flow payments, as defined, to be applied against outstanding Term Loan Facility balances. The Applicable Excess Cash Flow Repayment Percentage is applied to the Excess Cash Flow when determining the Excess Cash Flow payment. The Applicable Excess Cash Flow Repayment Percentage is 50% when the Senior Secured Leverage Ratio, as defined, exceeds 2.00 to 1.00. Our earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The calculation was performed as of December 31, 2010 and a payment of $13.6 million was made on March 31, 2011. Total principal payments of $21.0 million against our Term Loan Facility have been made as of March 31, 2011.
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
     There were no outstanding borrowings on the Revolving Loan Facility as of March 31, 2011. There were outstanding letters of credit issued at that date of $9.7 million. The unutilized portion of the Revolving Loan Facility as of March 31, 2011 was $54.1 million.
     Our Term Loan Facility matures on the earlier of February 27, 2014, or August 1, 2013 if the Senior Discount Notes are still outstanding as of that date, and the Revolving Loan Facility will mature in 2012. Our Senior Discount Notes will mature in 2014. On April 7, 2011, the Company commenced soliciting lenders to participate in a new $350.0 million senior secured credit facility consisting of a term loan facility and a revolving credit facility using commercially reasonable efforts. The Company will use the proceeds from the credit facility principally to repay the 2007 Senior Credit Facility and to redeem in full all of the Company’s outstanding Senior Discount Notes in accordance with their terms. The Company is seeking to complete the transaction during the second quarter, subject to, among other factors, receipt of satisfactory pricing and market conditions. The availability of refinancing will depend on a variety of factors, such as economic and market conditions, business performance, the availability of credit and our credit ratings, as well as the lenders’ perception of the prospects of the Company or our industry in general. We may not be able to successfully obtain any necessary refinancing on favorable terms, including interest rates and financial and other covenants, or at all. In that event, our business and financial condition may be materially adversely affected.
     As of March 31, 2011, we were in compliance with the debt covenants in the 2007 Senior Credit Facility and given our operating plans and expected performance for 2011, we expect we will continue to be in compliance during the remainder of 2011. The Revolving Loan Facility contains a maximum total leverage covenant ratio of 4.25:1.00, which covenant is subject to compliance, on a consolidated basis, only during the period in which borrowings and letters of credit are outstanding thereunder. As of March 31, 2011, the Company’s leverage ratio was 2.32:1.00. These covenants may limit TSI LLC’s ability to incur additional debt. As of March 31, 2011, permitted aggregate borrowing capacity of $63.8 million under the Revolving Loan Facility was not restricted by the covenants.
     On February 1, 2009, our Senior Discount Notes became fully accreted with an outstanding balance of $138.5 million. Interest payments of $7.6 million commenced on August 1, 2009 and will be made semi-annually on February 1 and August 1. As of March 31, 2011, we had an aggregate principal amount of $138.5 million of Senior Discount Notes outstanding.
     The terms of the indenture governing our Senior Discount Notes and the 2007 Senior Credit Facility significantly restrict, or prohibit, the payment of dividends by us. Our subsidiaries are permitted under the 2007 Senior Credit Facility and the indenture governing our Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the payment of dividends by such subsidiaries to us. Our substantial leverage may impair our financial condition and we may incur significant additional debt. For further information regarding our Senior Discount Notes and our 2007 Senior Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     As of March 31, 2011, we had $45.2 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of March 31, 2011 approximately $32.4 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
     The aggregate long-term debt and operating lease obligations as of March 31, 2011 were as follows:

	Payments Due by Period (in thousands)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$302,451	$1,850	$300,601	$—	$—
Interest payments on long-term debt (1)	50,988	18,675	32,313	—	—
Operating lease obligations (2)	752,970	80,676	153,930	141,720	376,644

Total contractual obligations	$1,106,409	$101,201	$486,844	$141,720	$376,644

Notes:

(1)	Includes 11% annual interest on the Senior Discount Notes and variable interest on the 2007 Term Loan Facility using the rate of as of March 31, 2011 of 2.11%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $15.4 million at March 31, 2011, as compared with $22.9 million at December 31, 2010. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $40.3 million and $35.1 million at March 31, 2011 and December 31, 2010, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Since July 1, 2010, this estimated average membership life has been 27 months. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The decrease in number of clubs and joining fees and the increase of our cash balance has decreased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 27 months. These costs are recorded as a long-term asset and as such; do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2007 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
Recent Changes in or Recently Issued Accounting Pronouncements
     See Note 2 — Recent Accounting Changes to the condensed consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rate debt facilities. As of March 31, 2011, a total of $164.0 million of our debt consisted of the Term Loan Facility for which borrowings are subject to variable interest rates. Borrowings under this Term Loan Facility are for periods of one, two, three or six months in the case of Eurodollar borrowings and no minimum period in the case of base rate borrowings, and upon each continuation of an interest period related to a Eurodollar borrowing the interest rate is reset and each interest rate would be considered variable. If short-term interest rates had increased by 100 basis points for the three months ended March 31, 2011, our interest expense would have increased by approximately $445,000. This amount is determined by considering the impact of the hypothetical interest rates on our debt balance during this period.
     For additional information concerning the terms of our fixed-rate debt, see Note 8 — Long Term Debt to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives however, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
     As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were determined to be effective at that reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While we are unable at this time to estimate the likelihood of an unfavorable outcome or the potential loss to TSI, LLC in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, or cash flows.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include claims for breach of contract and unjust enrichment. On March 7, 2011, TSI amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims; TSI is preparing its opposition and the motion is still pending. Other than the pending dismissal motion, the litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.
     On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. The Additional Award has not yet been entered as a judgmentTSI, LLC does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement will cover the Additional Award as and if entered by the court. If the third-party developer fails to honor its indemnity obligation with respect to the Additional Award (or any amount awarded on further appeal), TSI LLC’s liability to the landlord may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, or cash flows.
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
ITEM 1A. Risk Factors
     There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
DATE: April 26, 2011
	By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	2006 Stock Incentive Plan (as amended and restated effective March 1, 2011) (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2011).

10.2	Amendment, dated March 1, 2011, to Executive Severance Agreement between the Company and Robert Giardina.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.