Form 10-Q
period 2011-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2011-07-29
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 22, 2011, there were 22,822,467 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended June 30, 2011
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. (Removed and Reserved)	30
Item 5. Other Information	30
Item 6. Exhibits	30

SIGNATURES	31
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(All figures in thousands except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$34,512	$38,803
Accounts receivable (less allowance for doubtful accounts of $2,351 and $2,565 as of June 30, 2011 and December 31, 2010, respectively)	6,475	5,258
Inventory	269	217
Prepaid corporate income taxes	6,784	7,342
Prepaid expenses and other current assets	9,758	13,213

Total current assets	57,798	64,833
Fixed assets, net	296,605	309,371
Goodwill	32,940	32,794
Intangible assets, net	11	44
Deferred tax assets, net	40,863	41,883
Deferred membership costs	8,171	5,934
Other assets	14,197	9,307

Total assets	$450,585	$464,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$15,000	$14,550
Accounts payable	6,949	4,008
Accrued expenses	29,041	27,477
Accrued interest	1,040	6,579
Deferred revenue	41,151	35,106

Total current liabilities	93,181	87,720
Long-term debt	281,302	301,963
Deferred lease liabilities	65,627	67,180
Deferred revenue	5,815	3,166
Other liabilities	8,999	11,082

Total liabilities	454,924	471,111
Contingencies (Note 10)
Stockholders’ deficit :
Common stock, $.001 par value; issued and outstanding 22,822,467 and 22,667,650 shares at June 30, 2011 and December 31, 2010, respectively	23	23
Paid-in capital	(20,849)	(21,788)
Accumulated other comprehensive income (currency translation adjustment)	2,665	2,121
Retained earnings	13,822	12,699

Total stockholders’ deficit	(4,339)	(6,945)

Total liabilities and stockholders’ deficit	$450,585	$464,166

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Club operations	$117,185	$116,172	$232,777	$232,767
Fees and other	1,100	1,264	2,213	2,428

	118,285	117,436	234,990	235,195

Operating Expenses:
Payroll and related	45,101	48,605	90,353	97,116
Club operating	43,385	43,804	87,487	87,272
General and administrative	6,096	6,292	13,516	15,231
Depreciation and amortization	13,185	13,407	26,187	27,061
Impairment of fixed assets	—	2,865	—	3,254

	107,767	114,973	217,543	229,934

Operating income	10,518	2,463	17,447	5,261
Loss on extinguishment of debt	4,865	—	4,865	—
Interest expense	6,621	5,179	12,203	10,363
Interest income	(19)	(17)	(90)	(35)
Equity in the earnings of investees and rental income	(611)	(518)	(1,255)	(1,054)

(Loss) income before provision (benefit) for corporate income taxes	(338)	(2,181)	1,724	(4,013)
Provision (benefit) for corporate income taxes	72	(1,366)	601	(2,466)

Net (loss) income	$(410)	$(815)	$1,123	$(1,547)

(Loss) earnings per share:
Basic	$(0.02)	$(0.04)	$0.05	$(0.07)
Diluted	$(0.02)	$(0.04)	$0.05	$(0.07)
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	22,799,816	22,625,137	22,755,651	22,615,241
Diluted	22,799,816	22,625,137	23,211,425	22,615,241

Statements of Comprehensive (Loss) Income
Net (loss) income	$(410)	$(815)	$1,123	$(1,547)
Foreign currency translation adjustments	322	(85)	544	(214)

Comprehensive (loss) income	$(88)	$(900)	$1,667	$(1,761)

See notes to condensed consolidated financial statements

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(All figures in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,123	$(1,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,187	27,061
Impairment of fixed assets	—	3,254
Loss on extinguishment of debt	4,865	—
Call premium on redemption of Senior Discount Notes	(2,538)	—
Amortization of debt discount	52	—
Amortization of debt issuance costs	553	506
Non-cash rental expense, net of non-cash rental income	(2,082)	(2,171)
Compensation expense incurred in connection with stock options and common stock grants	658	737
Decrease (increase) in deferred tax asset	1,020	(4,171)
Net change in certain operating assets and liabilities	8,132	4,409
(Increase) decrease in deferred membership costs	(2,237)	1,890
Landlord contributions to tenant improvements	149	100
Decrease in insurance reserves	(984)	(1,081)
Other	184	485

Total adjustments	33,959	31,019

Net cash provided by operating activities	35,082	29,472

Cash flows from investing activities:
Capital expenditures	(11,719)	(6,262)

Net cash used in investing activities	(11,719)	(6,262)

Cash flows from financing activities:
Proceeds from 2011 Senior Credit Facility, net of original issue discount	297,000	—
Debt issuance costs	(8,065)	—
Repayment of 2007 Term Loan Facility	(178,063)	(925)
Repayment of Senior Discount Notes	(138,450)	—
Principal payment on 2011 Term Loan Facility	(750)	—
Proceeds from exercise of stock options	225	76
Tax benefit from stock option exercises	56	—

Net cash used in financing activities	(28,047)	(849)
Effect of exchange rate changes on cash	393	(181)

Net (decrease) increase in cash and cash equivalents	(4,291)	22,180
Cash and cash equivalents beginning of period	38,803	10,758

Cash and cash equivalents end of period	$34,512	$32,938

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,188)	$(1,090)
(Increase) decrease in inventory	(50)	3
Decrease in prepaid expenses and other current assets	3,226	1,084
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(3,337)	2,352
Change in prepaid corporate income taxes and corporate income taxes payable	558	(1,342)
Increase in deferred revenue	8,923	3,402

Net change in certain working capital components	$8,132	$4,409

Supplemental disclosures of cash flow information:
Cash payments for interest, excluding call premium on the redemption of the Senior Discount Notes	$17,728	$10,343

Cash payments for income taxes	$525	$3,045

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of June 30, 2011, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 158 fitness clubs (“clubs”) comprised of 106 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements and notes thereto, included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.
2. Recent Accounting Pronouncements
     In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance, which became effective and was adopted by the Company as of January 1, 2011, applies to all new or materially modified arrangements entered into on or after the effective date, and does not require retroactive application. The adoption of this guidance did not have a significant impact on the Company’s financial position or operating results as of or for the three or six months ended June 30, 2011.
     In June 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company will adopt this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on the Company’s financial statements.

3. Long-Term Debt

	June 30, 2011	December 31, 2010
2011 Term Loan Facility	$299,250	$—
2007 Term Loan Facility	—	178,063
Senior Discount Notes	—	138,450

	299,250	316,513
Less: Unamortized discount	(2,948)	—
Less: Current portion due within one year	(15,000)	(14,550)

Long-term portion	$281,302	$301,963

2011 Senior Credit Facility
     On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300,000 term loan facility (“2011 Term Loan Facility”), and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The proceeds were used to pay off amounts outstanding under the 2007 Senior Credit Facility, to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014 (the “Senior Discount Notes”), and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.
     The $3,000 OID is recorded as a contra-liability to Long-Term debt on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of June 30, 2011 is $2,948.
     As of June 30, 2011, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $9,531. The unutilized portion of the 2011 Revolving Loan Facility as of June 30, 2011 was $40,469.
     Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5%, each as defined in the 2011 Senior Credit Facility. The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of June 30, 2011, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter and repaid principal of $750 on June 30, 2011 accordingly. If, as of the last day of any fiscal quarter of TSI Holdings (commencing with the fiscal quarter ending September 30, 2011), the secured leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal. As of June 30, 2011, TSI, LLC had a senior secured leverage ratio of 3.39:1.00 and TSI, LLC will be required to make a principal payment of $3,750 on September 30, 2011.
     The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a senior secured leverage ratio, as defined, of no greater than 5.25:1.00 as of June 30, 2011, with step-downs of 0.25 in each of the next three quarters arriving at an ultimate senior secured leverage ratio requirement of 4.50:1.00 or less effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the senior secured leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00 to 1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of June 30, 2011 with a senior secured leverage ratio of 3.39:1:00 and an interest coverage ratio of 3.69:1.00.
     TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the senior secured leverage ratio, as defined, exceeds 3.00:1.00; 50% when the senior secured leverage ratio is greater than 2.50:1.00 but less than 3.00:1.00; 25% when the senior secured leverage ratio is greater than 2.00:1.00 but less than 2.50:1.00 and 0% when the senior secured leverage ratio is less than or equal to 2.00:1.00. As of June 30, 2011, the 2011 Term Loan Facility has a balance of $296,302, net of the unamortized OID.
     Debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which, $7,288 is being amortized as interest expense, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations.
Repayment of 2007 Senior Credit Facility
     Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164,001. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of this date. The 2007 Term Loan Facility was redeemed for face value plus accrued and unpaid interest of $447 and fees related to the letters of credit of $27. The total cash paid in connection with the redemption was $164,475 as of May 11, 2011 with no early repayment penalty. The Company determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, the Company recorded refinancing charges of approximately $634, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations.
Redemption of Senior Discount Notes
     A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138,450 plus a call premium of 1.833% of the principal amount thereof totaling approximately $2,538 and accrued interest of $5,457. The accrued interest included interest through May 11, 2011 of $4,188, plus 30 days of additional interest of $1,269, representing the interest charge during the 30 day notification period. The Company determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, the Company wrote-off unamortized deferred financing costs of approximately $916 related to the redemption of the Senior Discount Notes, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations.
Fair Market Value
     Based on quoted market prices, the 2011 Senior Credit Facility had a fair value of approximately $300,000 at June 30, 2011. The Senior Discount Notes and the 2007 Term Loan Facility had a fair value of approximately $137,066 and $168,270, respectively at December 31, 2010.
4. Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of June 30, 2011, $15,138 of the cash balance of $34,512 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes that, based on the credit ratings of the aforementioned institutions, it is not exposed to any significant credit risk related to cash at this time.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of shares of Common Stock outstanding — basic	22,799,816	22,625,137	22,755,651	22,615,241
Effect of dilutive stock options and restricted Common Stock	—	—	455,774	—

Weighted average number of shares of Common Stock outstanding — diluted	22,799,816	22,625,137	23,211,425	22,615,241

Earnings (loss) per share:
Basic	$(0.02)	$(0.04)	$0.05	$(0.07)
Diluted	$(0.02)	$(0.04)	$0.05	$(0.07)
     For the six months ended June 30, 2011, the Company did not include stock options to purchase 678,412 shares of the Company’s common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
     For the three months ended June 30, 2011 and the three and six months ended June 30, 2010, there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company reported a net loss for these periods.
6. Common Stock and Stock-Based Compensation
     The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. An amendment to the 2006 Plan to increase the aggregate number of shares issuable under the plan by 500,000 shares to 3,000,000 shares was unanimously adopted by the Board of Directors on March 1, 2011, and approved by stockholders at the Annual Meeting of Stockholders on May 12, 2011. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code of 1986, as amended. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option granted under this plan may not be less than the fair market value of Common Stock on the option grant date.
     At June 30, 2011, the Company had 103,320 stock options outstanding under the 2004 Plan and 2,029,199 shares of restricted stock and stock options outstanding under the 2006 Plan.
Option Grants
     Options granted during the six months ended June 30, 2011 to employees of the Company and members of the Company’s Board of Directors were as follows:

							Expected
	Number of	Exercise	Black-Scholes		Dividend	Risk Free	Term
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	(Years)
February 1, 2011	7,500	$4.18	$2.74	79.17%	0.00%	2.6%	6.25
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to options outstanding was $262 and $526 for the three and six months ended June 30, 2011, respectively, and $347 and $694 for the three and six months ended June 30, 2010, respectively.
     As of June 30, 2011, a total of $1,258 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Awards
     On March 1, 2011, the Company issued 64,000 shares of restricted stock to employees. The fair value per share was $4.57, the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary date of the grant and expire on March 1, 2021. There was no restricted stock awarded during the three months ended June 30, 2010.
     The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock granted was $22 and $36 for the three and six months ended June 30, 2011, respectively, and $9 and $18 for the three and six months ended June 30, 2010.
     As of June 30, 2011, a total of $247 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.6 years.
Stock Grants
     In the six months ended June 30, 2011, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual and quarterly retention. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

		Price Per	Grant Date
Date	Number of Shares	Share	Fair Value
January 19, 2011	10,835	$4.16	$45
March 25, 2011	5,342	$4.68	$25
June 24, 2011	3,714	$7.00	$26

Total	19,891

7. Fixed Asset Impairment and Club Closures
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended June 30, 2011, the Company tested 11 underperforming clubs and no impairments were found. The 11 clubs had an aggregate of $18,918 of net leasehold improvements and furniture and fixtures remaining as of June 30, 2011. In the three months ended June 30, 2010, the Company recorded a total of $2,865 of impairment charges at two clubs. The impairment charges are included as a separate line in operating income on the condensed consolidated statement of operations.
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
8. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of June 30, 2011, the BSC, WSC and PSC regions do not have goodwill balances.

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
     The Company’s next annual impairment test will be performed as of February 29, 2012 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no triggering events in the three months ended June 30, 2011. As of February 28, 2011, the estimated fair value of NYSC was 49% greater than book value and the estimated fair value of SSC was 79% greater than book value.
     The changes in the carrying amount of goodwill from January 1, 2010 through June 30, 2011 are detailed in the charts below.

				Outlier
	NYSC	BSC	SSC	Clubs	Total
Balance as of January 1, 2010
Goodwill	$31,403	$15,766	$1,096	$3,982	$52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636

Changes due to foreign currency exchange rate fluctuations	—	—	158	—	158

Balance as of December 31, 2010
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Changes due to foreign currency exchange rate fluctuations	—	—	146	—	146

Balance as of June 30, 2011
Goodwill	31,403	15,766	1,400	3,982	52,551
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,400	$137	$32,940

Intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Covenants-not-to-compete	$1,508	$1,508
Accumulated amortization	(1,497)	(1,464)

	$11	$44

9. Income Taxes
     The Company determined its income tax provision for the six months ended June 30, 2011 by estimating its 2011 effective annual tax rate. This is a change from how the Company determined its income tax provision/(benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, the Company could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 the Company calculated its effective tax rate based on pre-tax results through the six months ended June 30, 2010. The 2010 annual effective tax rate as of the year ended December 31, 2010 was (33)%.
     The Company recorded a provision for corporate income taxes of $601 for the six months ended June 30, 2011 compared to a benefit of $2,466 for the six months ended June 30, 2010. The Company’s effective tax rate was 35% in the six months ended June 30, 2011 compared to (61)% in the six months ended June 30, 2010. The Company’s provision includes a discrete benefit of $2,096 for the $4,865 loss on extinguishment of debt and $549 of discrete charges in the three months ended June 30, 2011 that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. The expected benefits from the Company’s Captive Insurance arrangement adjusted the Company’s effective tax rate on the Company’s pre-tax income in the six months ended June 30, 2011 from 45% to 35% and changed the Company’s effective tax rate on the pre-tax loss for the six months ended June 30, 2010 from (44)% to (61)%.
     As of June 30, 2011, $751 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2011. Such amount could be realized by the Company since the income tax returns may no longer be subject to audit during 2011.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of June 30, 2011, the amount accrued for interest was $223.
     The Company files Federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Internal Revenue Service (“IRS”) examined the Company’s 2005, 2006, 2007, 2008 and 2009 Federal income tax returns and concluded those audits with no findings. The Company is no longer subject to examinations of its Federal income tax returns by the IRS for the years 2009 and prior. The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007), New York City (2006, 2007, 2008), and Connecticut (2007, 2008). The Company has not been notified of any findings regarding any of these examinations.
     As of June 30, 2011, the Company has net deferred tax assets of $40,863. Quarterly, the Company assesses the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010 the Company incurred a slight loss, but returned to profitability in Q1 2011 and in Q2 2011 when excluding discrete events. The Company has historically been a taxpayer and expects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has Federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs lower than expected income or losses in 2011, then a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, state taxable income has been and is projected to be the same as Federal. Because the Company expects the captive insurance company to be discontinued in 2012, the assessment of the realizability of the state deferred tax assets is consistent with the Federal tax analysis above. The state net deferred tax asset balance as of June 20, 2011 is $21,066.
     In connection with the redemption of the Senior Discount Notes in May 2011, the Company will realize a $63,063 accreted interest deduction on its 2011 Federal tax return. The Company believes that this benefit, in conjunction with the additional 100% bonus depreciation deduction available in 2011 and 2012 and the existing NOL carry-forward from 2010, will result in no cash taxes paid to the Federal government until 2013.
10. Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club , plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, in the event of such an outcome, the Company intends to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, or cash flows.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon

Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include claims for breach of contract and unjust enrichment. On March 7, 2011, TSI amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims; TSI prepared its opposition and the motion is still pending. Subsequently, Ajilon amended its complaint to include a claim for unspecified additional damages for work allegedly performed by one of its subcontractors. Other than the pending dismissal motion, the litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.
     On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al ., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. The Additional Award has not yet been entered as a judgment. TSI, LLC does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement will cover the Additional Award as and if entered by the court.
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
11. Subsequent Event
     As stated in Note 3 — Long-term debt, our outstanding long-term debt as of June 30, 2011, is attributable to the 2011 Senior Credit Facility, which contains variable interest rates. On July 1, 2011, the Company entered into an interest rate swap arrangement which effectively converted one-half, or $150,000, of our variable-rate debt based on one-month LIBOR to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. These swaps mature on July 13, 2014. As permitted by FASB Codification 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which will be reflected in the Company’s condensed consolidated financial statements as of and for the three and nine months ending September 30, 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2011, the Company, through its subsidiaries, operated 158 fitness clubs. These clubs collectively served approximately 517,000 members, including 31,000 members under our new restricted student and teacher memberships as of June 30, 2011. We are the largest fitness club owner and operator in Manhattan with 37 locations (more than twice as many as our nearest competitor) and owned and operated a total of 106 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2011. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2011. In addition, we owned and operated three clubs in Switzerland as of June 30, 2011. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. These dues and fees comprised 78.7% of our total revenue for the six months ended June 30, 2011. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.
•	Ancillary club revenue: For the six months ended June 30, 2011, we generated 13.8% of our revenue from personal training and 6.5% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     In addition, we receive revenue (approximately 1.0% of our total revenue for the six months ended June 30, 2011) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.
     Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members to maintain our membership and revenue levels. In the three months ended June 30, 2011, our monthly average attrition rate was 3.2% compared to 3.3% in the three months ended June 30, 2010.
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
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. As of June 30, 2011, all of our clubs have been open over 24 months. Increases in our membership base have increased our operating margins in 2011 compared to 2010.
     As of June 30, 2011, 156 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.
Restricted Memberships
     As part of our efforts to drive member sales, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students and in April 2011, we also began offering this restricted membership to teachers, which is expected to run through the end of the summer. In years prior to 2010, we offered a three-month summer membership targeted at students generally priced at $199.00 for the entire summer. The new membership is a month-to-month membership with dues ranging from $20.00 to $29.00 per month with $138.00 in joining fees at the time of enrollment. As of June 30, 2011, we had approximately 31,000 restricted student/teacher members.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2010, the full-year 2010 and the first and second quarters of 2011.

	2010					2011
	Q1	Q2	Q3	Q4	Full-Year	Q1	Q2
Wholly owned clubs operated at beginning of period	159	159	159	158	159	158	157
Clubs closed, relocated or merged	—	—	(1)	—	(1)	(1)	(1)

Wholly owned clubs at end of period	159	159	158	158	158	157	156

Total clubs operated at end of period (1)	161	161	160	160	160	159	158

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increases and decreases as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
     Key determinants of the comparable club revenue increases (decreases) shown in the table below are new memberships, member retention rates, pricing and ancillary revenue.

2010
Three months ended March 31, 2010	(6.0)%
Three months ended June 30, 2010	(4.2)%
Three months ended September 30, 2010	(5.0)%
Three months ended December 31, 2010	(1.7)%
2011
Three months ended March 31, 2011	(0.5)%
Three months ended June 30, 2011	1.5%
     As shown above, comparable club revenue decreases have been lessening throughout the year ended December 31, 2010 and in the first quarter of 2011 and began to increase in the second quarter of 2011. We expect continued modest improvements in comparable club revenue in the second half of the year ending December 31, 2011.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	38.1	41.4	38.5	41.3
Club operating	36.7	37.3	37.2	37.1
General and administrative	5.2	5.4	5.8	6.5
Depreciation and amortization	11.1	11.4	11.1	11.5
Impairment of fixed assets	—	2.4	—	1.4

	91.1	97.9	92.6	97.8

Operating income	8.9	2.1	7.4	2.2
Loss on extinguishment of debt	4.1	—	2.0	—
Interest expense	5.6	4.4	5.2	4.4
Interest income	—	—	—	—
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.5)	(0.5)

(Loss) income before provision for corporate income taxes	(0.3)	(1.9)	0.7	(1.7)

Provision (benefit) for corporate income taxes	—	(1.2)	0.2	(1.0)

Net (loss) income	(0.3)%	(0.7)%	0.5%	(0.7)%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$91,409	77.3%	$91,987	78.3%	(0.6)%
Joining fees	1,534	1.3%	2,432	2.1%	(36.9)%

Membership revenue	92,943	78.6%	94,419	80.4%	(1.6)%

Personal training revenue	16,708	14.1%	15,582	13.2%	7.2%
Other ancillary club revenue	7,534	6.4%	6,171	5.3%	22.1%

Ancillary club revenue	24,242	20.5%	21,753	18.5%	11.4%
Fees and other revenue	1,100	0.9%	1,264	1.1%	(13.0)%

Total revenue	$118,285	100.0%	$117,436	100.0%	0.7%

     Revenue increased 0.7% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
     Joining fees collected in the three months ended June 30, 2011 were $3.5 million compared to $2.2 million in the same period in 2010. However, since joining fees revenue is recognized over the estimated average membership life, joining fee revenue decreased in the three months ended June 30, 2011 due to the decline in joining fees collected in 2009 and early 2010 relative to fees collected in prior periods.
     Personal training revenue increased 7.2% primarily due to increased member interest and perceived improvements in consumer confidence levels.

     Other ancillary club revenue improved 22.1% in the three months ended June 30, 2011 compared to the same period in the prior year due to management focus and increased interest in our small group training programs.
     Comparable club revenue increased 1.5% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Increases in membership levels accounted for 2.5% and increases in ancillary club revenue accounted for 1.5%. These increases were offset by decreases in the pricing of club memberships of 2.5%
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2011	2010	% Variance
Payroll and related	$45,101	$48,605	(7.2)%
Club operating	43,385	43,804	(1.0)%
General and administrative	6,096	6,292	(3.1)%
Depreciation and amortization	13,185	13,407	(1.7)%
Impairment of fixed assets	—	2,865	(100.0)%

Operating expenses	$107,767	$114,973	(6.3)%

     Operating expenses for the three months ended June 30, 2011 were slightly impacted by a 1.7% decrease in the total months of club operation from 477 to 469, the effects of which are included in the additional descriptions of changes in operating expenses below.
          Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $1.5 million. The amount of membership consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership consultant commissions expensed in the three months ended June 30, 2011 relating to deferrals established in prior periods. Also contributing to this decrease was an increase in the amount of payroll costs deferred in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as joining fees collected increased.

•	Payroll related to club staffing, excluding membership consultants, decreased $1.7 million from staffing efficiencies realized in the three months ended June 30, 2011 compared to the same period in 2010.

•	Payroll related to club and overhead bonuses increased $495,000 due to exceeding our budgeted performance plan.
     As a percentage of total revenue, payroll and related expenses decreased to 38.1% in the three months ended June 30, 2011 from 41.4% in the three months ended June 30, 2010.
          Club operating. This change was primarily impacted by the following:
•	Utilities expense decreased $746,000.
•	Facilities repairs and maintenance decreased $524,000.
•	Partially offsetting these decreases was an increase in occupancy related expenses of $851,000.
     As a percentage of total revenue, club operating expenses decreased to 36.7% in the three months ended June 30, 2011 from 37.3% in three months ended June 30, 2010.
     General and administrative. In the three months ended June 30, 2011 compared to the three months ended June 30, 2010, general and administrative expenses remained relatively flat.
     As a percentage of total revenue, general and administrative expenses decreased to 5.2% in the three months ended June 30, 2011 from 5.4% in three months ended June 30, 2010.

     Depreciation and amortization. In the three months ended June 30, 2011 compared to the three months ended June 30, 2010, depreciation and amortization decreased due to the closing of three clubs subsequent to June 30, 2010. In addition, in the year ended December 31, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated in the three months ended June 30, 2011.
     As a percentage of total revenue, depreciation and amortization expenses were 11.1% in the three months ended June 30, 2011 and three months ended June 30, 2010.
     Impairment of fixed assets. In the three months ended June 30, 2010, we recorded fixed asset impairment charges totaling $2.9 million, representing $1.2 million of fixed assets at an underperforming club and $1.7 million related to the planned closure of one club prior to its lease expiration date. There were no fixed asset impairment charges recorded in the three months ended June 30, 2011.
Loss on extinguishment of debt
     For the three months ended June 30, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment. There were no such costs in the three months ended June 30, 2010.
Interest expense
     In the three months ended June 30, 2011 compared to the three months ended June 30, 2010, interest expense increased due to refinancing of our debt on May 11, 2011. Pursuant to the terms of the indenture governing the Senior Discount Notes and in connection with the retirement of these notes, we paid an additional $1.3 million of interest, representing the 30 day notification period requirement.
Provision (Benefit) for Corporate Income Taxes
     We determined our income tax provision for the three months ended June 30, 2011 by estimating its 2011 effective annual tax rate. This is a change from how we determined its income tax provision (benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, we could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 we calculated our effective tax rate based on pre-tax results in the six months ended June 30, 2010. The annual effective tax rate for the year ended December 31, 2010 was (33)%.
     We recorded a provision for corporate income taxes of $72,000 for the three months ended June 30, 2011 compared to a benefit of $1.4 million for the three months ended June 30, 2010. Our effective tax rate was 21% in the three months ended June 30, 2011 compared to (63)% in the six months ended June 30, 2010. Our provision includes a discrete benefit of $2.1 million for the $4.9 million loss on extinguishment of debt and $0.5 million of discrete charges in the three months ended June 30, 2011 that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. The expected benefits from our captive insurance arrangement changed our effective tax rate on our pre-tax income in the three months ended June 30, 2011 from 31% to 21% and changed our effective tax rate on the pre-tax loss for the three months ended June 30, 2010 from (46)% to (63)%. We expect the captive insurance company to be discontinued in 2012. In 2012, we expect our effective tax rate to approximate 43%.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2011		2010
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$182,008	77.5%	$184,796	78.6%	(1.5)%
Joining fees	2,981	1.2%	4,456	1.9%	(33.1)%

Membership revenue	184,989	78.7%	189,252	80.5%	(2.3)%

Personal training revenue	32,400	13.8%	30,381	12.9%	6.6%
Other ancillary club revenue	15,388	6.5%	13,134	5.6%	17.2%

Ancillary club revenue	47,788	20.3%	43,515	18.5%	9.8%
Fees and other revenue	2,213	1.0%	2,428	1.0%	(8.9)%

Total revenue	$234,990	100.0%	$235,195	100.0%	(0.1)%

     Revenue decreased 0.1% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
     Joining fees collected in the six months ended June 30, 2011 were $6.4 million compared to $2.9 million in the same period in 2010. However, since joining fees revenue are recognized over estimated average member life, joining fee revenue decreased due to the decline in joining fees collected in 2010 relative to fees collected in prior periods.
     Personal training revenue increased 6.6% primarily due to increased member interest and perceived improvements in consumer confidence levels.
     Other ancillary club revenue improved 17.2% in the six months ended June 30, 2011 compared to the same period in the prior year due to focused attention and increased interest in our small group training programs.
          Comparable club revenue increased 0.6% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Of this 0.6% increase, 1.9% was due to an increase in membership and 1.4% was due to an increase in ancillary club revenue, initiation fees and other revenue. These increases were partly offset by a 2.7% decrease in price.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2011	2010	% Variance
Payroll and related	$90,353	$97,116	(7.0)%
Club operating	87,487	87,272	0.2%
General and administrative	13,516	15,231	(11.3)%
Depreciation and amortization	26,187	27,061	(3.2)%
Impairment of fixed assets	—	3,254	(100.0)%

Operating expenses	$217,543	$229,934	(5.4)%

     Operating expenses for the six months ended June 30, 2011 were impacted by a 1.2% decrease in the total months of club operation from 954 to 943, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $3.3 million. The amount of membership consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership consultant commissions expensed in the six months ended June 30, 2011 relating to deferrals established in prior periods. Also contributing to this decrease was an increase in the amount of payroll costs deferred in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as joining fees collected increased.
•	Payroll related to club staffing, excluding membership consultants, decreased $2.9 million from staffing efficiencies realized in the six months ended June 30, 2011 to the same period in 2010.
•	Payroll related to severance decreased $1.1 million related to employee reductions in the six months ended June 30, 2010.
•	Payroll related to club and overhead bonuses increased $825,000 due to our year to date 2011 performance exceeding our targets.
     As a percentage of total revenue, payroll and related expenses decreased to 38.5% in the six months ended June 30, 2011 from 41.3% in the six months ended June 30, 2010.
      Club operating. This change was primarily impacted by the following:
•	Advertising expenses decreased $941,000 in the six months ended June 30, 2011 compared with the same period last year due to efforts to spend more productively and adjusting the focus toward media advertising beginning in the second half of 2010.
•	Utilities decreased $528,000.
•	Partially offsetting these decreases was an increase in occupancy related expenses of $1.7 million.
     As a percentage of total revenue, club operating expenses slightly increased to 37.2% in the six months ended June 30, 2011 from 37.1% in the six months ended June 30, 2010.
     General and administrative. The decrease in general and administrative expenses for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was attributable to decreases in general liability insurance expense due to further reduction in claims activity and therefore a reduction of claims reserves and decreases in legal and related fees for various litigations. In addition, in the six months ended June 30, 2010, we incurred costs related to a leadership conference, which was not held in 2011.
     As a percentage of total revenue, general and administrative expenses decreased to 5.8% in the six months ended June 30, 2011 from 6.5% in the six months ended June 30, 2010.
     Depreciation and amortization. In the six months ended June 30, 2011 compared to the six months ended June 30, 2010, depreciation and amortization decreased due to the closing of three clubs subsequent to June 30, 2010. In addition, in the year ended December 31, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated in the six months ended June 30, 2011.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 11.1% in the six months ended June 30, 2011 from 11.5% in six months ended June 30, 2010.
     Impairment of fixed assets. In the six months ended June 30, 2010, we recorded fixed asset impairment charges totaling $3.3 million, representing $1.6 million of fixed assets at three underperforming clubs and $1.7 million related to the planned closure of one club prior to lease expiration date. There were no such charges in the six months ended June 30, 2011.
Loss on extinguishment of debt
     For the six months ended June 30, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment. There were no such costs in the six months ended June 30, 2010.

Interest expense
     In the six months ended June 30, 2011 compared to the six months ended June 30, 2010, interest expense increased due to refinancing of our debt on May 11, 2011. Pursuant to the terms of the indenture governing the Senior Discount Notes and in connection with the retirement of these notes, we paid an additional $1.3 million of interest, representing the 30 day notification period requirement.
Provision (Benefit) for Corporate Income Taxes
          We determined its income tax provision for the six months ended June 30, 2011 by estimating its 2011 effective annual tax rate. This is a change from how we determined its income tax provision/(benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, we could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 we calculated its effective tax rate based on pre-tax results in the six months ended June 30, 2010. The 2010 annual effective tax rate as of the year ended December 31, 2010 was (33)%.
          We recorded a provision for corporate income taxes of $601,000 for the six months ended June 30, 2011 compared to a benefit of $2.5 million for the six months ended June 30, 2010. Our effective tax rate was 35% in the six months ended June 30, 2011 compared to (61)% in the six months ended June 30, 2010. Our provision includes a discrete benefit of $2.1 million for the $4.9 million loss on extinguishment of debt and $549,000 of discrete charges in Q2 that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. The expected benefits from our Captive Insurance arrangement decreased our effective tax rate on our pre-tax loss in the six months ended June 30, 2011 and increased the benefit on the pre-tax income in the six months ended June 30, 2010.
          As of June 30, 2011, we had net deferred tax assets of $40.9 million. Quarterly, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010, we incurred a slight loss, but returned to profitability in Q1 2011 and in Q2 2011 when excluding discrete events.. We have historically been a taxpayer and expects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, we, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. We have Federal and state net operating loss carry-forwards which we believe will be realized within the available carry-forward period, except for a small operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur lower than expected income or losses in 2011, then a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, state taxable income has been and is projected to be the same as Federal. Because we expect the captive insurance company to be discontinued in 2012, the assessment of the realizability of the state deferred tax assets is consistent with the Federal tax analysis above. We expect the captive insurance company to be discontinued in 2012. In 2012, we expect our effective tax rate to approximate 43%.
          In connection with the redemption of the Senior Discount Notes in May 2011, we will realize a $63.1 million accreted interest deduction on our 2011 Federal tax return. We believe that this benefit, in conjunction with the additional 100% bonus depreciation deduction available in 2011 and 2012 and the existing NOL carry-forward from 2010, will result in no cash taxes paid to the Federal government until 2013.
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
          Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2011 increased 19.0%, or $5.6 million compared to the six months ended June 30, 2010. This increase was partially related to the increase in overall earnings. In the six months ended June 30, 2011, due to the timing of payments, prepaid rent decreased $5.0 million, while in the six months ended June 30, 2010 there was no cash flow effect related to prepaid rent. The effect of the change in deferred revenue and deferred membership costs increased cash $1.4 million in the aggregate compared to the six months ended June 30, 2010 from the increase in joining fees collected. In addition, income tax refunds, net of cash paid for income taxes, increased $4.0 million in the six months ended June 30, 2011, compared to the same period in 2010. Cash paid for interest increased $7.4 million, partially offsetting the cash increases. Cash paid for interest increased principally because the interest paid on our Senior Discount Notes was at the time of our May 11, 2011 debt refinancing, while in 2010, the semi-annual interest payment was not made until August.
     Investing Activities. Net cash used in investing activities increased $5.5 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Investing activities in both six month periods consisted of expanding and remodeling existing clubs, and the purchase of new fitness equipment. In the six months ended June 30, 2011, the Company also began construction on two clubs, which we expect to open in the second half of the year. There were no future clubs under construction in the six months ended June 30, 2010. For the year ending December 31, 2011, we estimate we will invest $29.0 million to $32.0 million in capital expenditures, which represents an increase from $22.0 million of capital expenditures in 2010. This amount includes approximately $8.0 million related to the two planned club openings in the second half of 2011, approximately $15.5 million to continue to upgrade existing clubs and $4.3 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.0 million to $3.0 million to enhance our management information and communication systems. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from our revolving credit facility.
     Financing Activities. Net cash used in financing activities increased $27.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. In the six months ended June 30, 2011, we made principal payments of $14.1 million on the 2007 Term Loan Facility and in the six months ended June 30, 2010, we made principal payments of $925,000 thereon. On May 11, 2011, we refinanced our long-term debt. In accordance with the refinancing, we repaid the remaining principal amounts of the 2007 Term Loan Facility of $164.0 million and the Senior Discount Notes of $138.5 million and received $297.0 million under the 2011 Term Loan Facility, net of the original issue discount of $3.0 million. In connection with the refinancing, we paid $8.1 million in debt issuance costs.
     As of June 30, 2011, we had $34.5 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of June 30, 2011 approximately $15.1 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
     As of June 30, 2011, our total consolidated debt was $296.3 million, net of an unamortized original issue discount of $2.9 million. This substantial amount of debt could have significant consequences, including:
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
2011 Senior Credit Facility
     On May 11, 2011, TSI, LLC entered into the 2011 Senior Credit Facility. The 2011 Senior Credit Facility consists of the 2011 Term Loan Facility and the 2011 Revolving Loan Facility. The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3.0 million. The proceeds were used to pay off amounts outstanding under the 2007 Senior Credit Facility, to pay the redemption price for all of our outstanding Senior Discount Notes, and to pay related fees and expenses. None of the revolving facility was drawn as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.
     The $3.0 million OID is recorded as a contra-liability to Long-Term debt on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of June 30, 2011 is $2.9 million.
     As of June 30, 2011, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $9.5 million. The unutilized portion of the 2011 Revolving Loan Facility as of June 30, 2011 was $40.5 million.
     Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5%, each as defined in the 2011 Senior Credit Facility. The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of June 30, 2011, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter and repaid principal of $750 on June 30, 2011 accordingly. If, as of the last day of any fiscal quarter of TSI Holdings (commencing with the fiscal quarter ending September 30, 2011), the senior secured leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal. As of June 30, 2011, TSI, LLC had a senior secured leverage ratio of 3.39:1.00 and TSI, LLC will be required to make a principal payment of $3,750 on September 30, 2011.
     The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a senior secured leverage ratio, as defined, of no greater than 5.25:1.00 as of June 30, 2011, with step-downs of 0.25 in each of the next three quarters arriving at an ultimate senior secured leverage ratio requirement of 4.50:1.00 or less effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the senior secured leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00 to 1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of June 30, 2011 with a senior secured leverage ratio of 3.39:1:00 and an interest coverage ratio of 3.69:1.00.
          TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the senior secured leverage ratio exceeds 3.00:1.00; 50% when the senior secured leverage ratio is greater than 2.50:1.00 but less than 3.00:1.00; 25% when the senior secured leverage ratio is greater than 2.00:1.00 but less than 2.50:1.00 and 0% when the senior secured leverage ratio is less than or equal to 2.00:1.00. As of June 30, 2011, the 2011 Term Loan Facility has a balance of $296.3 million, net of the unamortized OID.
     Debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which, $7.3 million is being amortized as interest expense, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777,000 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations.
Repayment of 2007 Senior Credit Facility
     Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164.0 million. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of this date. The 2007 Term Loan Facility was redeemed for face value plus accrued and unpaid interest of $447,000 and fees related to the letters of credit of $27,000. The total cash paid in connection with the redemption was $164.5 million as of May 11, 2011 with no early repayment penalty. We determined that the 2011 Senior

Credit Facility was not substantially different than the 2007 Senior Credit facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, we recorded refinancing charges of approximately $634,000, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations.
Redemption of Senior Discount Notes
     A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138.45 million plus a call premium of 1.833% of the principal amount thereof totaling approximately $2.5 million and accrued interest of $5.5 million. The accrued interest included interest through May 11, 2011 of $4.2 million, plus 30 days of additional interest of $1.3 million, representing the interest charge during the 30 day notification period. We determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, we wrote-off unamortized deferred financing costs of approximately $916,000 related to the redemption of the Senior Discount Notes, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations.
     The aggregate long-term debt and operating lease obligations as of June 30, 2011 were as follows:

	Payments Due by Period (in thousands)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$299,250	$15,000	$12,000	$6,000	$266,250
Interest payments on long-term debt (1)	131,445	20,554	38,745	37,748	34,398
Operating lease obligations (2)	732,414	79,939	152,536	140,174	359,765

Total contractual obligations	$1,163,109	$115,493	$203,281	$183,922	$660,413

Notes:

(1)	Includes variable interest on the 2011 Term Loan Facility using the rate as of June 30, 2011 of 7.0%.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $35.4 million at June 30, 2011, as compared with $22.9 million at December 31, 2010. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $41.2 million and $35.1 million at June 30, 2011 and December 31, 2010, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Since July 1, 2010, this estimated average membership life has been 27 months. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The increase in joining fees and our cash balance has increased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over 27 months. These costs are recorded as a long-term asset and as such; do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2011 Senior Credit Facility or other credit facilities, which resources we believe will be sufficient to cover such deficit.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rates and is therefore exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.
     Subsequent to our May 11, 2011 debt refinancing, and through June 30, 2011, we had $300.0 million of outstanding principal on the 2011 Term Loan Facility. Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. A 100 basis point interest increase would not have affected interest expense for the three and six month periods ended June 30, 2011 as this debt contains a Eurodollar floor of 1.5%. As of June 30, 2011, we had $299.25 million outstanding on the 2011 Term Loan Facility after our first principal repayment of $750,000.
     For additional information concerning the terms of our 2011 Term Loan Facility, see Note 3 — Long Term Debt to the condensed consolidated financial statements.
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
          As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were determined to be effective at that reasonable assurance level.
          Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
          On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club , plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, in the event of such an outcome, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, or cash flows.
          On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions , a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On March 3, 2011, Ajilon amended its counterclaims to include claims for breach of contract and unjust enrichment. On March 7, 2011, TSI amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims; TSI prepared its opposition and the motion is still pending. Subsequently, Ajilon amended its complaint to include a claim for unspecified additional damages for work allegedly performed by one of its subcontractors. Other than the pending dismissal motion, the litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.
          On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al ., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. The Additional Award has not yet been entered as a judgment. TSI, LLC does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement will cover the Additional Award as and if entered by the court.
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
DATE: July 29, 2011

By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	Amended and Restated Non-Employee Director Compensation Plan Summary Effective May 25, 2011.

10.2	Credit Agreement, dated as of May 11, 2011, among the Borrower, the Company, as a Guarantor, the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybanc National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.3	Subsidiaries Guaranty, dated as of May 11, 2011, among each of the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.4	Pledge Agreement dated as of May 11, 2011 among the Borrower, the Company each of the Pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.5	Security Agreement dated as of May 11, 2011 among the Borrower, the Company, each of the Assignors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.