Form 10-Q
period 2011-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2011-10-28
CIK 1281774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if smaller reporting company)	☑ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2011, there were 22,848,730 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended September 30, 2011
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1
Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. (Removed and Reserved)	30
Item 5. Other Information	30
Item 6. Exhibits	30

SIGNATURES	31
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(All figures in thousands except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$39,029	$38,803
Accounts receivable (less allowance for doubtful accounts of $2,578 and $2,565 as of September 30, 2011 and December 31, 2010, respectively)	8,478	5,258
Inventory	223	217
Prepaid corporate income taxes	2,603	7,342
Prepaid expenses and other current assets	8,157	13,213

Total current assets	58,490	64,833
Fixed assets, net	290,862	309,371
Goodwill	32,840	32,794
Intangible assets, net	—	44
Deferred tax assets, net	39,086	41,883
Deferred membership costs	9,492	5,934
Other assets	14,318	9,307

Total assets	$445,088	$464,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$15,000	$14,550
Accounts payable	6,190	4,008
Accrued expenses	24,534	27,477
Accrued interest	956	6,579
Deferred revenue	42,613	35,106

Total current liabilities	89,293	87,720
Long-term debt	277,649	301,963
Deferred lease liabilities	64,859	67,180
Deferred revenue	6,497	3,166
Other liabilities	10,012	11,082

Total liabilities	448,310	471,111
Contingencies (Note 11)
Stockholders’ deficit :
Common stock, $.001 par value; issued and outstanding 22,848,730 and 22,667,650 shares at September 30, 2011 and December 31, 2010, respectively	23	23
Paid-in capital	(20,472)	(21,788)
Accumulated other comprehensive income	1,463	2,121
Retained earnings	15,764	12,699

Total stockholders’ deficit	(3,222)	(6,945)

Total liabilities and stockholders’ deficit	$445,088	$464,166

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Club operations	$114,882	$111,970	$347,659	$344,737
Fees and other	1,256	1,157	3,469	3,585

	116,138	113,127	351,128	348,322

Operating Expenses:
Payroll and related	43,286	44,409	133,639	141,525
Club operating	45,496	44,451	132,983	131,723
General and administrative	6,139	7,049	19,655	22,280
Depreciation and amortization	12,642	13,151	38,829	40,212
Impairment of fixed assets	—	—	—	3,254

	107,563	109,060	325,106	338,994

Operating income	8,575	4,067	26,022	9,328
Loss on extinguishment of debt	—	—	4,865	—
Interest expense	6,062	5,305	18,265	15,668
Interest income	(45)	(41)	(135)	(76)
Equity in the earnings of investees and rental income	(578)	(499)	(1,833)	(1,553)

Income (loss) before provision (benefit) for corporate income taxes	3,136	(698)	4,860	(4,711)
Provision (benefit) for corporate income taxes	1,194	(680)	1,795	(3,146)

Net income (loss)	$1,942	$(18)	$3,065	$(1,565)

Earnings (loss) per share:
Basic	$0.09	$(0.00)	$0.13	$(0.07)
Diluted	$0.08	$(0.00)	$0.13	$(0.07)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	22,834,206	22,646,470	22,782,124	22,625,765
Diluted	23,457,058	22,646,470	23,318,879	22,625,765

Statements of Comprehensive Income (Loss)
Net income (loss)	$1,942	$(18)	$3,065	$(1,565)
Foreign currency translation adjustments	(226)	596	318	382
Interest rate swap	(976)	—	(976)	—

Comprehensive income (loss)	$740	$578	$2,407	$(1,183)

See notes to condensed consolidated financial statements

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(All figures in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,065	$(1,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,829	40,212
Impairment of fixed assets	—	3,254
Loss on extinguishment of debt	4,865	—
Call premium on redemption of Senior Discount Notes	(2,538)	—
Amortization of debt discount	149	—
Amortization of debt issuance costs	840	759
Non-cash rental expense, net of non-cash rental income	(3,017)	(3,518)
Compensation expense incurred in connection with stock options and common stock grants	925	1,139
Decrease in deferred tax asset	3,261	5,533
Net change in certain operating assets and liabilities	11,542	(7,174)
(Increase) decrease in deferred membership costs	(3,558)	720
Landlord contributions to tenant improvements	711	100
Decrease in insurance reserves	(1,511)	(1,053)
Other	(323)	(368)

Total adjustments	50,175	39,604

Net cash provided by operating activities	53,240	38,039

Cash flows from investing activities:
Capital expenditures	(21,641)	(9,976)

Net cash used in investing activities	(21,641)	(9,976)

Cash flows from financing activities:
Proceeds from 2011 Senior Credit Facility, net of original issue discount	297,000	—
Debt issuance costs	(8,065)	—
Repayment of 2007 Term Loan Facility	(178,063)	(1,388)
Repayment of Senior Discount Notes	(138,450)	—
Principal payment on 2011 Term Loan Facility	(4,500)	—
Proceeds from exercise of stock options	291	81
Tax benefit from stock option exercises	100	—

Net cash used in financing activities	(31,687)	(1,307)
Effect of exchange rate changes on cash	314	331

Net increase in cash and cash equivalents	226	27,087
Cash and cash equivalents beginning of period	38,803	10,758

Cash and cash equivalents end of period	$39,029	$37,845

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(3,206)	$(3,120)
Increase in inventory	(6)	(119)
Decrease in prepaid expenses and other current assets	4,156	1,386
Decrease in accounts payable, accrued expenses and accrued interest	(5,207)	(626)
Change in prepaid corporate income taxes and corporate income taxes payable	4,738	(11,279)
Increase in deferred revenue	11,067	6,584

Net change in certain working capital components	$11,542	$(7,174)

Supplemental disclosures of cash flow information:
Cash payments for interest, excluding call premium on the redemption of the Senior Discount Notes	$23,851	$19,472

Cash payments for income taxes	$567	$3,066

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1. Basis of Presentation
     As of September 30, 2011, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 158 fitness clubs (“clubs”), comprised of 106 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.
Change in Estimated Average Membership Life
     Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized on a straight-line basis over an estimated average membership life of 28 months. Effective July 1, 2011, the Company changed its estimated average membership life from 27 months to 28 months. The change in estimated average membership life was due principally to a favorable trend in membership retention rates. In particular, the membership retention trend for the Company’s pool of members that joined over the last 15 to 24 months has increased. If the estimated average membership life had remained at 27 months for the three months ended September 30, 2011, the impact would have been an increase in revenue and net income of approximately $139 and $35, respectively.
2. Recent Accounting Pronouncements
     In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance, which became effective and was adopted by the Company as of January 1, 2011, applies to all new or materially modified arrangements entered into on or after the effective date, and does not require retroactive application. The adoption of this guidance did not have a significant impact on the Company’s financial position or operating results as of or for the three or nine months ended September 30, 2011.
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
     In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of their reporting units is less than its carrying value. If the Company concludes that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The update is not expected to have an impact on the Company’s financial statements.
3. Long-Term Debt

	September 30, 2011	December 31, 2010
2011 Term Loan Facility	$295,500	$—
2007 Term Loan Facility	—	178,063
Senior Discount Notes	—	138,450

	295,500	316,513
Less: Unamortized discount	(2,851)	—
Less: Current portion due within one year	(15,000)	(14,550)

Long-term portion	$277,649	$301,963

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
     The OID is recorded as a contra-liability to Long-Term debt on the accompanying Condensed Consolidated Balance Sheet and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of September 30, 2011 is $2,851.
     As of September 30, 2011, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $9,556. The unutilized portion of the 2011 Revolving Loan Facility as of September 30, 2011 was $40,444.
     Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either, the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5% (each as defined in the 2011 Senior Credit Facility). The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of September 30, 2011, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter. If, as of the last day of any fiscal quarter of TSI Holdings (commencing with the fiscal quarter ending September 30, 2011), the total leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal. As of September 30, 2011, TSI, LLC had a total leverage ratio of 3.17:1.00 and TSI, LLC made a principal payment of $3,750 on September 30, 2011. As of September 30, 2011, TSI LLC has made $4,500 in principal payments.
     The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio (as defined) of no greater than 5.00:1.00 as of September 30, 2011, with step-downs of 0.25 in each of the next two quarters arriving at an ultimate total leverage ratio requirement of 4.50:1.00 or less effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than

2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of September 30, 2011 with a total leverage ratio of 3.17:1.00 and an interest coverage ratio of 3.79:1.00.
     TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. As of September 30, 2011, the 2011 Term Loan Facility has a balance of $292,649, net of the unamortized OID.
     Debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which, $7,288 is being amortized as interest expense, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777 of costs related to the 2011 Senior Credit Facility were written-off on May 11, 2011 and are included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.
Repayment of 2007 Senior Credit Facility
     Contemporaneously with entering into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164,001. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of this date. The 2007 Term Loan Facility was redeemed for face value plus accrued and unpaid interest of $447 and fees related to the letters of credit of $27. The total cash paid in connection with the redemption was $164,475 as of May 11, 2011 with no early repayment penalty. The Company determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. On May 11, 2011, the Company recorded refinancing charges of approximately $634, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.
Redemption of Senior Discount Notes
     A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138,450 plus a call premium of 1.833% of the principal amount thereof totaling approximately $2,538 and accrued interest of $5,457. The accrued interest included interest through May 11, 2011 of $4,188, plus 30 days of additional interest of $1,269, representing the interest charge during the 30 day notification period. The Company determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. On May 11, 2011, the Company wrote-off unamortized deferred financing costs of approximately $916 related to the redemption of the Senior Discount Notes, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.
Fair Market Value
     Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $283,680 at September 30, 2011. The Senior Discount Notes and the 2007 Term Loan Facility had a fair value of approximately $137,066 and $168,270, respectively at December 31, 2010.
     During the third quarter of 2011, we entered into an interest rate swap agreement effectively converting the variable rate on half of our long-term borrowings to a three-year fixed rate. See Note 4 — Derivative Financial Instruments.

4. Derivative Financial Instruments
     In its normal operations, the Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the company’s cash flows the Company may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and the Company only uses commonly traded instruments. Currently, the Company only enters into derivatives relating to the variability of cash-flow from interest rate fluctuations.
     When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
     On July 1, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000, of our variable-rate debt based on one-month LIBOR to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by FASB Codification 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
     Accounting guidance on fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1—Quoted prices for identical instruments in active markets.

•	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
     This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
     The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instruments:

Fair Value Measurements Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of September 30, 2011	$1,440	$—	$1,440	$—
     No ineffectiveness was experienced in the above-noted cash flow hedge during the three months ended September 30, 2011. The swap contract liability of $1,440 was recorded as a component of “Other liabilities” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011.

     The Company expects that approximately $760 ($502, net of taxes), of derivative losses included in “Accumulated other comprehensive income” at December 31, 2011, based on current market rates, will be reclassified into earnings within the next 12 months.
5. Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of September 30, 2011, $19,096 of the cash balance of $39,029 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
     The counterparties to the Company’s interest rate swap is a major banking institution with a credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.
6. Earnings (Loss) Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average number of shares of Common Stock outstanding — basic	22,834,206	22,646,470	22,782,124	22,625,765
Effect of dilutive stock options and restricted Common Stock	622,852	—	536,755	—

Weighted average number of shares of Common Stock outstanding — diluted	23,457,058	22,646,470	23,318,879	22,625,765

Earnings (loss) per share:
Basic	$0.09	$(0.00)	$0.13	$(0.07)
Diluted	$0.08	$(0.00)	$0.13	$(0.07)
     For the three and nine months ended September 30, 2011, the Company did not include stock options to purchase 473,904 and 675,962 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.
     For the three and nine months ended September 30, 2010, there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company reported a net loss for these periods.
7. Common Stock and Stock-Based Compensation
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

     At September 30, 2011, the Company had 100,800 stock options outstanding under the 2004 Plan and 2,045,261 shares of restricted stock and stock options outstanding under the 2006 Plan.
Option Grants
     Options granted during the nine months ended September 30, 2011 to employees of the Company and members of the Company’s Board of Directors were as follows:

							Expected
	Number of	Exercise	Black-Scholes		Dividend	Risk Free	Term
Date	Options	Price	Valuation	Volatility	Yield	Interest Rate	(Years)
February 1, 2011	7,500	$4.18	$2.74	79.17%	0.00%	2.6%	6.25
     The total compensation expense, classified within “Payroll and related” on the Condensed Consolidated Statements of Operations, related to options outstanding was $217 and $743 for the three and nine months ended September 30, 2011, respectively, and $362 and $1,056 for the three and nine months ended September 30, 2010, respectively.
     As of September 30, 2011, a total of $1,021 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Awards
     On March 1, 2011, the Company issued 64,000 shares of restricted stock to employees. The fair value per share was $4.57, the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary date of the grant. There was no restricted stock awarded during the nine months ended September 30, 2010.
     The total compensation expense, classified within “Payroll and related” on the Condensed Consolidated Statements of Operations, related to restricted stock granted was $22 and $58 for the three and nine months ended September 30, 2011, respectively, and $10 and $28 for the three and nine months ended September 30, 2010.
     As of September 30, 2011, a total of $224 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.4 years.
Stock Grants
     In the nine months ended September 30, 2011, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual and quarterly retention. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

		Price Per	Grant Date
Date	Number of Shares	Share	Fair Value
January 19, 2011	10,835	$4.16	$45
March 25, 2011	5,342	$4.68	$25
June 24, 2011	3,714	$7.00	$26
September 26, 2011	3,618	$7.60	$27

Total	23,509

8. Fixed Asset Impairment
     Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value is recognized. In the three months ended September 30, 2011, the Company tested eight underperforming clubs and no impairments were found. The eight clubs had an aggregate of $11,821 of net leasehold improvements and furniture and fixtures remaining as of September 30, 2011.

     The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and capital expenditures, which are estimated at approximately 3% of total revenues.
9. Goodwill and Other Intangibles
     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of September 30, 2011, the BSC, WSC and PSC regions do not have goodwill balances.
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
     The Company’s next annual impairment test will be performed as of February 29, 2012 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no triggering events in the three months ended September 30, 2011. As of February 28, 2011, the estimated fair value of NYSC was 49% greater than book value and the estimated fair value of SSC was 79% greater than book value.
     The changes in the carrying amount of goodwill from January 1, 2010 through September 30, 2011 are detailed in the charts below.

				Outlier
	NYSC	BSC	SSC	Clubs	Total
Balance as of January 1, 2010
Goodwill	$31,403	$15,766	$1,096	$3,982	$52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Changes due to foreign currency exchange rate fluctuations	—	—	158	—	158

Balance as of December 31, 2010
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Changes due to foreign currency exchange rate fluctuations	—	—	46	—	46

Balance as of September 30, 2011
Goodwill	31,403	15,766	1,300	3,982	52,451
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	$31,403	$—	$1,300	$137	$32,840

Intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Covenants-not-to-compete	$1,508	$1,508
Accumulated amortization	(1,508)	(1,464)

	$—	$44

10. Income Taxes
     The Company determined its income tax provision for the nine months ended September 30, 2011 by estimating its 2011 effective annual tax rate. This is a change from how the Company determined its income tax provision/(benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods in 2010, the Company could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 the Company calculated its effective tax rate based on pre-tax results through the nine months ended September 30, 2010. The 2010 annual effective tax rate as of the year ended December 31, 2010 was (33)%.
     The Company recorded a provision for corporate income taxes of $1,795 for the nine months ended September 30, 2011 compared to a benefit of $3,146 for the nine months ended September 30, 2010. The Company’s effective tax rate was 37% in the nine months ended September 30, 2011 compared to (67)% in the nine months ended September 30, 2010. The Company’s provision includes a discrete benefit of $2,096 for the $4,865 loss on extinguishment of debt and $571 of discrete charges in the nine months ended September 30, 2011 that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. The expected benefits from the Company’s Captive Insurance arrangement adjusted the Company’s effective tax rate on the Company’s pre-tax income in the nine months ended September 30, 2011 from 53% to 37% and changed the Company’s effective tax rate on the pre-tax loss for the nine months ended September 30, 2010 from (44)% to (67)%.
     As of September 30, 2011, $750 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2011. This amount could be realized by the Company since the income tax returns may no longer be subject to audit during 2011.
     The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of September 30, 2011, the amount accrued for interest was $236.
     The Company files Federal income tax returns, a foreign jurisdiction return, and multiple state and local jurisdiction tax returns. The Internal Revenue Service (“IRS”) examined the Company’s 2005, 2006, 2007, 2008 and 2009 Federal income tax returns and concluded those audits with no findings. The Company is no longer subject to examinations of its Federal income tax returns by the IRS for 2009 and prior years. The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007), New York City (2006, 2007, 2008), and Connecticut (2007, 2008). The Company has not been notified of any findings regarding any of these examinations.
     As of September 30, 2011, the Company has net deferred tax assets of $39,086. Quarterly, the Company assesses the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010, the Company incurred a slight loss, but returned to profitability in 2011. The Company has historically been a taxpayer and expects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has Federal and state net operating loss (“NOL”) carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs lower than expected income or losses in 2011 or beyond, then a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, state taxable income has been and is projected to be the same as Federal. Since the Company expects the captive insurance company to be discontinued in 2012, the assessment of the realizability of the state deferred tax assets is consistent with the Federal tax analysis above. The state net deferred tax asset balance as of September 30, 2011 is $20,618.

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
11. Contingencies
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club , plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, the Company intends to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, or cash flows.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions , a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims; TSI prepared its opposition and the motion is still pending. Other than the pending dismissal motion, the litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.
     On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al ., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700 including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the additional award directly from the developer.

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
     Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2011, the Company, through its subsidiaries, operated 158 fitness clubs. These clubs collectively served approximately 522,000 members, including 39,000 members under our new restricted student and teacher memberships as of September 30, 2011. We are the largest fitness club owner and operator in Manhattan with 37 locations (more than twice as many as our nearest competitor) and owned and operated a total of 106 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2011. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2011. In addition, we owned and operated three clubs in Switzerland as of September 30, 2011. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
     We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. The majority of our members is between the ages of 21 and 60 and has an annual income of between $50,000 and $150,000. We believe that this “mid-value” segment of the market is the broadest segment. Our goal is to be the most recognized health club network in each of the four major metropolitan regions that we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
Revenue and operating expenses
     We have two principal sources of revenue:
•	Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. These dues and fees comprised 78.7% of our total revenue for the nine months ended September 30, 2011. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.
•	Ancillary club revenue: For the nine months ended September 30, 2011, we generated 13.5% of our revenue from personal training and 6.8% of our revenue from other ancillary programs and services consisting of programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products.
     We also receive revenue (approximately 1.0% of our total revenue for the nine months ended September 30, 2011) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.
     Our financial performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members to maintain our membership and revenue levels. In the three months ended September 30, 2011, our monthly average attrition rate was 3.7% compared to 3.8% in the three months ended September 30, 2010.
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
     As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. As of September 30, 2011, all of our clubs have been open over 24 months. Increases in our membership base have increased our operating margins in 2011 compared to 2010.
     As of September 30, 2011, 156 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.
Restricted Memberships
     As part of our efforts to drive member sales, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. We also began offering restricted memberships to teachers and first responders in April 2011 and September 2011, respectively. Usage fees of $7.50 to $10.00 per visit are applied if a restricted member uses a club during peak hours. In years prior to 2010, we offered a three-month summer membership targeted at students generally priced at $199.00 for the entire summer. The new membership is a month-to-month membership with dues ranging from $20.00 to $29.00 per month with $138.00 in joining fees at the time of enrollment. As of September 30, 2011, we had approximately 39,000 restricted members.
Rate Lock Guarantee / Annual Maintenance Fee
     In May 2011, we implemented a combined rate lock guarantee and maintenance fee of $29.00 for all new memberships going forward. This annual fee will be collected in January 2012 for all members joining after May 2011, and will support average monthly dues revenue per member in 2012 and beyond.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2010, the full-year 2010 and the first, second and third quarters of 2011.

	2010					2011
	Q1	Q2	Q3	Q4	Full-Year	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	159	159	159	158	159	158	157	156
Clubs closed, relocated or merged	—	—	(1)	—	(1)	(1)	(1)	—

Wholly owned clubs at end of period	159	159	158	158	158	157	156	156

Total clubs operated at end of period (1)	161	161	160	160	160	159	158	158

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue
     We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months. We also define comparable club revenue increases and decreases as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
     Key determinants of the comparable club revenue increases (decreases) shown in the table below are new memberships, member retention rates, pricing and ancillary revenue.

2010
Three months ended March 31, 2010	(6.0)%
Three months ended June 30, 2010	(4.2)%
Three months ended September 30, 2010	(5.0)%
Three months ended December 31, 2010	(1.7)%
2011
Three months ended March 31, 2011	(0.5)%
Three months ended June 30, 2011	1.5%
Three months ended September 30, 2011	3.0%
     As shown above, comparable club revenue decreases lessened throughout the year ended December 31, 2010 and in the first quarter of 2011 and began to increase in the second and third quarters of 2011. We expect continued modest improvements in comparable club revenue in the remainder of the year ending December 31, 2011.

Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.3	39.3	38.1	40.6
Club operating	39.1	39.3	37.9	37.8
General and administrative	5.3	6.2	5.6	6.4
Depreciation and amortization	10.9	11.6	11.0	11.5
Impairment of fixed assets	—	—	—	1.0

	92.6	96.4	92.6	97.3

Operating income	7.4	3.6	7.4	2.7
Loss on extinguishment of debt	—	—	1.3	—
Interest expense	5.2	4.7	5.2	4.5
Interest income	—	—	—	—
Equity in the earnings of investees and rental income	(0.5)	(0.4)	(0.5)	(0.4)

Income (loss) before provision for corporate income taxes	2.7	(0.7)	1.4	(1.4)

Provision (benefit) for corporate income taxes	1.0	(0.6)	0.5	(0.9)

Net income (loss)	1.7%	(0.1)%	0.9%	(0.5)%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$89,816	77.3%	$89,075	78.8%	0.8%
Joining fees	1,602	1.4%	1,239	1.0%	29.3%

Membership revenue	91,418	78.7%	90,314	79.8%	1.2%

Personal training revenue	14,852	12.8%	13,837	12.2%	7.3%
Other ancillary club revenue	8,612	7.4%	7,819	7.0%	10.1%

Ancillary club revenue	23,464	20.2%	21,656	19.2%	8.3%
Fees and other revenue	1,256	1.1%	1,157	1.0%	8.6%

Total revenue	$116,138	100.0%	$113,127	100.0%	2.7%

     Revenue increased 2.7% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
     Joining fees increased in the three months ended September 30, 2011 as we have started to recognize revenue from increased amounts collected that we initially deferred over the estimated average membership life. Beginning in the second quarter of 2010, we began to collect an increased amount of joining fees as compared with the previous two years, however because we recognize these fees into revenue over the estimated average membership life, we were not seeing these increases in revenue. As the 2009 and first quarter of 2010 months are no longer included in the calculation of the recognizing of these fees, we expect we will continue to see increases in Joining fees revenue.

     Personal training revenue increased 7.3% primarily due to increased member interest resulting from improved products and additional marketing.
     Other ancillary club revenue improved 10.1% in the three months ended September 30, 2011 compared to the same period in the prior year due to management focus and increased interest in our small group training programs.
     Comparable club revenue increased 3.0% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Increases in membership levels accounted for 3.8% and increases in ancillary club revenue accounted for 1.9%. These increases were offset by decreases in the pricing of club memberships of 2.7%.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2011	2010	% Variance
Payroll and related	$43,286	$44,409	(2.5)%
Club operating	45,496	44,451	2.4%
General and administrative	6,139	7,049	(12.9)%
Depreciation and amortization	12,642	13,151	(3.9)%

Operating expenses	$107,563	$109,060	(1.4)%

     Operating expenses for the three months ended September 30, 2011 were impacted by a 1.3% decrease in the total months of club operations from 474 to 468, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to club staffing decreased $1.8 million from staffing efficiencies realized in the three months ended September 30, 2011 compared to the same period in 2010.
•	Offsetting this decrease was a $1.2 million increase in payroll costs directly related to our personal training, group fitness training, and programming for children due to an increase in demand for these programs.
     As a percentage of total revenue, payroll and related expenses decreased to 37.3% in the three months ended September 30, 2011 from 39.3% in the three months ended September 30, 2010.
     Club operating. This change was primarily impacted by the following:
•	Occupancy-related expenses increased $896,000.
•	Laundry and towel-related expenses increased $268,000.
•	Utilities expense decreased $557,000.
     As a percentage of total revenue, club operating expenses decreased slightly to 39.1% in the three months ended September 30, 2011 from 39.3% in three months ended September 30, 2010.
     General and administrative. This change was impacted primarily by the following:
•	General liability insurance expense decreased $497,000.
•	Consulting and legal expenses decreased $439,000.
     As a percentage of total revenue, general and administrative expenses decreased to 5.3% in the three months ended September 30, 2011 from 6.2% in three months ended September 30, 2010.

     Depreciation and amortization. In the three months ended September 30, 2011 compared to the three months ended September 30, 2010, depreciation and amortization decreased due to the closing of two clubs subsequent to September 30, 2010. In addition, in the year ended December 31, 2010, we recorded fixed asset impairment charges, decreasing the balance of fixed assets to be depreciated in the three months ended September 30, 2011.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 10.9% in the three months ended September 30, 2011 from 11.6% in the three months ended September 30, 2010.
Interest expense
     In the three months ended September 30, 2011 compared to the three months ended September 30, 2010, interest expense increased due to refinancing of our debt outstanding on May 11, 2011. Interest expense related to the 2011 Term Loan Facility increased approximately $700,000 in the three months ended September 30, 2011 when compared to interest expense related to the Senior Discount Notes and 2007 Term Loan Facility in the three months ended September 30, 2010 due to the higher weighted average interest rate on the 2011 Term Loan Facility.
Provision (Benefit) for Corporate Income Taxes
     We determined our income tax provision for the three months ended September 30, 2011 by estimating the 2011 effective annual tax rate. This is a change from how we determined its income tax provision (benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, we could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010, we calculated our effective tax rate based on pre-tax results in the nine months ended September 30, 2010.
     We recorded a provision for corporate income taxes of $1.2 million for the three months ended September 30, 2011 compared to a benefit of $680,000 for the three months ended September 30, 2010. Our effective tax rate was 37% in the nine months ended September 30, 2011 compared to (67)% in the nine months ended September 30, 2010. The expected benefits from our captive insurance arrangement changed our effective tax rate on our pre-tax income in the three months ended September 30, 2011 from 43% to 38% and changed our effective tax rate on the pre-tax loss for the three months ended September 30, 2010 from (44)% to (97)%. We expect the captive insurance company to be discontinued in 2012. In 2012, we expect that our effective tax rate will approximate 40% to 43%.
Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2011		2010
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$271,824	77.4%	$273,871	78.6%	(0.7)%
Joining fees	4,583	1.3%	5,695	1.7%	(19.5)%

Membership revenue	276,407	78.7%	279,566	80.3%	(1.1)%

Personal training revenue	47,252	13.5%	44,218	12.7%	6.9%
Other ancillary club revenue	24,000	6.8%	20,953	6.0%	14.5%

Ancillary club revenue	71,252	20.3%	65,171	18.7%	9.3%
Fees and other revenue	3,469	1.0%	3,585	1.0%	(3.2)%

Total revenue	$351,128	100.0%	$348,322	100.0%	0.8%

     Revenue increased 0.8% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
     Personal training revenue increased 6.9% primarily due to increased member interest resulting from improved products and additional marketing.
     Other ancillary club revenue improved 14.5% in the nine months ended September 30, 2011 compared to the same period in the prior year due to focused attention and increased interest in our small group training programs.

     Joining fees collected in the nine months ended September 30, 2011 were $10.3 million compared to $6.2 million in the same period in 2010. However, since joining fees revenue are recognized over estimated average member life, joining fee revenue decreased due to the decline in joining fees collected in 2009 and 2010 relative to fees collected in prior periods. As the 2009 and 2010 months are no longer included in the calculation, joining fees revenue is expected to increase.
     Comparable club revenue increased 1.3% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Of this 1.3% increase, 2.5% was due to an increase in membership and 1.5% was due to an increase in ancillary club revenue, initiation fees and other revenue. These increases were partly offset by a 2.7% decrease in pricing of memberships.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2011	2010	% Variance
Payroll and related	$133,639	$141,525	(5.6)%
Club operating	132,983	131,723	1.0%
General and administrative	19,655	22,280	(11.8)%
Depreciation and amortization	38,829	40,212	(3.4)%
Impairment of fixed assets	—	3,254	(100.0)%

Operating expenses	$325,106	$338,994	(4.1)%

     Operating expenses for the nine months ended September 30, 2011 were impacted by a 1.2% decrease in the total months of club operation from 1,428 to 1,411, the effects of which are included in the additional descriptions of changes in operating expenses below.
     Payroll and related. This change was primarily impacted by the following:
•	Payroll related to our membership consultants decreased $3.1 million. The amount of membership consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership consultant commissions, expensed in the nine months ended September 30, 2011, relating to deferrals established in prior periods. In the second quarter of 2010, we began increasing joining fees collected and we are now starting to see the effects of this increase in payroll expense. In this third quarter of 2011, we began to see a shift in the effect of the increased joining fees on payroll expense to an increase in membership consultant payroll and in the fourth quarter of 2011 and into 2012, we expect to continue to see a shift to an increase. Also contributing to this decrease was an increase in the amount of payroll costs deferred in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 with the increase in joining fees collected.
•	Payroll related to club staffing, excluding membership consultants, decreased $4.7 million from staffing efficiencies realized in the nine months ended September 30, 2011 to the same period in 2010.
•	Payroll related to severance decreased $1.0 million related to employee reductions in the nine months ended September 30, 2010.
     As a percentage of total revenue, payroll and related expenses decreased to 38.1% in the nine months ended September 30, 2011 from 40.6% in the nine months ended September 30, 2010.
     Club operating. This change was primarily impacted by the following:
•	Occupancy-related expenses increased $2.6 million.
•	Utilities decreased $1.1 million.

•	Advertising expenses decreased $828,000 in the nine months ended September 30, 2011 compared with the same period last year due to efforts to spend more productively and adjusting the focus toward media advertising beginning in the second half of 2010.
     As a percentage of total revenue, club operating expenses increased slightly to 37.9% in the nine months ended September 30, 2011 from 37.8% in the nine months ended September 30, 2010.
     General and administrative. The decrease in general and administrative expenses for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was attributable to decreases in general liability insurance expense due to further reduction in claims activity and a related reduction of claims reserves as well as decreases in legal and related fees for various litigations. In addition, in the nine months ended September 30, 2010, we incurred costs related to a leadership conference, that was not held in 2011.
     As a percentage of total revenue, general and administrative expenses decreased to 5.6% in the nine months ended September 30, 2011 from 6.4% in the nine months ended September 30, 2010.
     Depreciation and amortization. In the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, depreciation and amortization decreased due to the closing of two clubs subsequent to September 30, 2010.
     As a percentage of total revenue, depreciation and amortization expenses decreased to 11.0% in the nine months ended September 30, 2011 from 11.5% in nine months ended September 30, 2010.
     Impairment of fixed assets. In the nine months ended September 30, 2010, we recorded fixed asset impairment charges totaling $3.3 million, representing $1.6 million of fixed assets at three underperforming clubs and $1.7 million related to the planned closure of one club prior to lease expiration date. There were no such impairment charges in the nine months ended September 30, 2011.
Loss on extinguishment of debt
     For the nine months ended September 30, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility entered into on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment. There were no such costs in the nine months ended September 30, 2010.
Interest expense
     In the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, interest expense increased primarily due to the refinancing of our outstanding debt on May 11, 2011. Pursuant to the indenture governing the Senior Discount Notes and in connection with the retirement of these notes, we paid an additional $1.3 million of interest, representing the 30-day notification requirement. In addition, the net effect of the interest expense related to the 2011 Term Loan Facility from May 11, 2011 through September 30, 2011 and the interest expense related to the Senior Discount Notes and 2007 Term Loan Facility from January 1, 2011 through May 10, 2011 increased approximately $1.0 million compared to the 2007 Term Loan Facility and the Senior Discount Notes in the nine months ended September 30, 2010.
Provision (Benefit) for Corporate Income Taxes
     We determined our income tax provision for the nine months ended September 30, 2011 by estimating the 2011 effective annual tax rate. This is a change from how we determined our income tax provision/(benefit) in each of the quarterly reporting periods in 2010. In each of the quarterly reporting periods, we could not reliably estimate its 2010 effective annual tax rate because small changes in annual estimated income before provision for corporate income taxes (pre-tax results) could have had a significant impact on our annual estimated effective tax rate. Accordingly, in 2010 we calculated our effective tax rate based on pre-tax results in the nine months ended September 30, 2010.
     We recorded a provision for corporate income taxes of $1.8 million for the nine months ended September 30, 2011 compared to a benefit of $3.1 million for the nine months ended September 30, 2010. Our effective tax rate was 37% in the nine months ended September 30, 2011 compared to (67)% in the nine months ended September 30, 2010. Our provision includes a discrete benefit of $2.1 million for the $4.9 million loss on extinguishment of debt and $571,000 of discrete charges that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. The expected benefits from our Captive Insurance arrangement decreased our effective tax rate on our pre-tax income in the nine months ended September 30, 2011 and increased the benefit on the pre-tax loss in the nine months ended September 30, 2010.
     As of September 30, 2011, we had net deferred tax assets of $39.1 million. Quarterly, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010, we incurred a slight loss, but returned to profitability in Q1 2011, Q2 2011 and in Q3 2011, when excluding discrete events. We have historically been a taxpayer and expect that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, we, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. We have Federal and state net operating loss (“NOL”) carry-forwards which we believe will be realized within the available carry-forward period, except for a small operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur lower than expected income or losses in 2011 or beyond, then a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, state taxable income has been and is projected to be the same as Federal. Because we expect the captive insurance company to be discontinued in 2012, the assessment of the realizability of the state deferred tax assets is consistent with the Federal tax analysis above. We expect the captive insurance company to be discontinued in 2012. In 2012, we expect our effective tax rate to approximate 40% to 43%.
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
Liquidity and Capital Resources
     Historically, we have satisfied our liquidity needs through cash generated from operations and borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that we can satisfy our current and longer-term debt obligations and capital expenditure requirements primarily with cash flow from operations and our borrowing arrangements for at least the next 12 months, although there can be no assurance as to such sources of liquidity and capital resources.
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2011 increased 40.0%, or $15.2 million compared to the nine months ended September 30, 2010. This increase was partially related to the increase in overall earnings. In the nine months ended September 30, 2011, due to the timing of payments, prepaid rent decreased $4.1 million, while in the nine months ended September 30, 2010 the cash flow effect related to prepaid rent was minimal. In addition, income tax refunds, net of cash paid for income taxes, increased $9.4 million in the nine months ended September 30, 2011, compared to the same period in 2010. Cash paid for interest increased $4.4 million, partially offsetting the cash increases.
     Investing Activities. Net cash used in investing activities increased $11.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Investing activities in both nine month periods consisted of expanding and remodeling existing clubs, and the purchase of new fitness equipment. In the nine months ended September 30, 2011, the Company also began construction on two clubs, both of which are to open in the fourth quarter of 2011. There were no future clubs under construction in the nine months ended September 30, 2010. For the year ending December 31, 2011, we estimate that we will invest $29.0 million to $32.0 million in capital expenditures, which represents an increase from $22.0 million of capital expenditures in 2010. This amount includes approximately $8.0 million related to the two club openings in the fourth quarter of 2011, approximately $15.5 million to continue to upgrade existing clubs and $3.5 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $3.0 million to $3.5 million to enhance our management information and communication systems. These expenditures will be funded by cash flow provided by operations, available cash on hand and, to the extent needed, borrowings from our revolving credit facility.
     Financing Activities. Net cash used in financing activities increased $30.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we made principal payments of $14.1 million on the 2007 Term Loan Facility and in the nine months ended September 30, 2010, we made principal payments of $1.4 million against that facility. On May 11, 2011, we refinanced our long-term debt. In accordance with the refinancing, we repaid the remaining principal amounts of the 2007 Term Loan Facility of $164.0 million and the Senior Discount Notes of $138.5 million and received $297.0 million under the 2011 Term Loan Facility, net of the original issue discount of $3.0 million. In connection with the refinancing, we paid $8.1 million in debt issuance costs. In addition, in the nine months ended September 30, 2011, we repaid $4.5 million in principal on the 2011 Term Loan Facility.
     As of September 30, 2011, we had $39.0 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of September 30, 2011 approximately $19.1 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.
     As of September 30, 2011, our total consolidated debt was $292.6 million, net of an unamortized original issue discount of $2.9 million. This substantial amount of debt could have significant consequences, including the following:
•	making it more difficult to satisfy our obligations;
•	increasing our vulnerability to general adverse economic conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;
•	requiring cash flow from operations for the payment of interest on our credit facility and the payment of principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.
2011 Senior Credit Facility
     On May 11, 2011, TSI, LLC entered into the 2011 Senior Credit Facility. The 2011 Senior Credit Facility consists of the 2011 Term Loan Facility and the 2011 Revolving Loan Facility. The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0%, or $3.0 million. The proceeds were used to pay off amounts outstanding under the 2007 Senior Credit Facility, to pay the redemption price for all of our outstanding Senior Discount Notes, and to pay related fees and expenses. None of the revolving facility was drawn as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.
     The $3.0 million OID is recorded as a contra-liability to “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of September 30, 2011 was $2.9 million.
     As of September 30, 2011, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $9.6 million. The unutilized portion of the 2011 Revolving Loan Facility as of September 30, 2011 was $40.4 million.
     Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5% (each as defined in the 2011 Senior Credit Facility). The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of September 30, 2011, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter. However, if, as of the last day of any fiscal quarter of TSI Holdings (commencing with the fiscal quarter ended September 30, 2011), the total leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3.75 million, or 1.25% of principal. As of September 30, 2011, TSI, LLC had a total leverage ratio of 3.17:1.00 and TSI, LLC will be required to make a principal payment of $3.75 million on December 31, 2011. As of September 30, 2011, we have made $4.5 million in principal payments.

     The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio (as defined) of no greater than 5.00:1.00 as of September 30, 2011, with step-downs of 0.25 in each of the next two quarters arriving at an ultimate total leverage ratio requirement of 4.50:1.00 or less effective as of March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of September 30, 2011 with a total leverage ratio of 3.17:1:00 and an interest coverage ratio of 3.79:1.00.
     TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. As of September 30, 2011, the 2011 Term Loan Facility has a balance of $292.6 million, net of the unamortized OID.
     Debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which, $7.3 million is being amortized as interest expense, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777,000 of costs related to the 2011 Senior Credit Facility were written off on May 11, 2011 and are included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.
Repayment of 2007 Senior Credit Facility
     Contemporaneously with entering into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164.0 million. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014 and August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of this date. The 2007 Term Loan Facility was redeemed for face value plus accrued and unpaid interest of $447,000 and fees related to the letters of credit of $27,000. The total cash paid in connection with the redemption was $164.5 million as of May 11, 2011 with no early repayment penalty. We determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. As of May 11, 2011, we recorded refinancing charges of approximately $634,000, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.
Redemption of Senior Discount Notes
     A portion of the proceeds from the 2011 Senior Credit Facility was used to pay the remaining principal amount on the Senior Discount Notes of $138.45 million plus a call premium of 1.833% of the principal amount thereof totaling approximately $2.5 million and accrued interest of $5.5 million. The accrued interest included interest through May 11, 2011 of $4.2 million, plus 30 days of additional interest of $1.3 million, representing the interest charge during the 30 day notification period. We determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. As of May 11, 2011, we wrote-off unamortized deferred financing costs of approximately $916,000 related to the redemption of the Senior Discount Notes, which is included in “Loss on extinguishment of debt” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.
Financial Instruments
     In its normal operations, we are exposed to market risks relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the company’s cash flows we may enter into derivative financial instruments

(“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and we only commonly traded instruments. Currently, we only enter into derivatives relating to the variability of cash-flow from interest rate fluctuations.
     When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we assess the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
     Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
     Our aggregate long-term debt and operating lease obligations as of September 30, 2011 were as follows:

	Payments Due by Period (in thousands)
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$295,500	$15,000	$9,000	$6,000	$265,500
Interest payments on long-term debt (1)	128,513	21,016	39,984	37,774	29,739
Operating lease obligations (2)	701,463	59,960	152,536	140,174	348,793

Total contractual obligations	$1,125,476	$95,976	$201,520	$183,948	$644,032

Notes:
(1)	Based on interest rates on the 2011 Term Loan Facility as of September 30, 2011.
(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.
     The following long-term liabilities included on the Condensed Consolidated Balance Sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
     In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $30.8 million at September 30, 2011, as compared with $22.9 million at December 31, 2010. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $42.6 million and $35.1 million at September 30, 2011 and December 31, 2010, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Since July 1, 2010, this estimated average membership life was 27 months. Effective as of July 1, 2011, the estimated average membership life was increased to 28 months. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The increase in joining fees and our cash balance has increased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2011 Senior Credit Facility or other credit facilities. We believe that these sources will be sufficient to cover such deficit.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our debt consists of both fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.
     Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. Effective July 13, 2011, we had entered into an interest rate swap with a notional amount totaling $150.0 million to hedge one-half of our variable rate debt to a fixed rate. Changes in the fair value of these derivatives will be recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of September 30, 2011, a hypothetical 100 basis point interest increase would not have affected interest expense for the three and nine month periods ended September 30, 2011 as the variable rate debt contains a Eurodollar floor of 1.5%. As of September 30, 2011, we had $295.5 million outstanding on the 2011 Term Loan Facility.
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
     As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were determined to be effective at that reasonable assurance level.
     Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club , plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, or cash flows.
     On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions , a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims; TSI prepared its opposition and the motion is still pending. Other than the pending dismissal motion, the litigation is currently in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.
     On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al ., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC or any of its subsidiaries will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the additional award directly from the developer.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
DATE: October 28, 2011	By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	Interest Rate Swap Agreement, dated July 8, 2011, between Town Sports International, LLC and Deutsche Bank AG.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.