Form 10-K
period 2011-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2012-02-27
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number: 000-52013

Town Sports International Holdings, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	20-0640002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 PENN PLAZA — 4TH FLOOR NEW YORK, NEW YORK	10001 (Zip code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $127.8 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of February 22, 2012, there were 23,118,876 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed not later than April 30, 2012, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and the third largest fitness club owner and operator in the United States, in each case based on the number of clubs. As of December 31, 2011, the Company, through its subsidiaries, operated 160 fitness clubs under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). As of December 31, 2011, these clubs collectively served approximately 523,000 members, including approximately 38,000 members under our recently introduced restricted-use membership programs. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2011, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2011. In addition, we owned and operated three clubs in Switzerland as of December 31, 2011. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We have developed and refined our fitness club model through our clustering strategy, offering fitness clubs close to our members’ workplaces and homes. We target all individuals within each of our regions who aspire to a healthy lifestyle. We believe that the majority of our members are between the ages of 21 and 60 and have household income levels between $50,000 and $150,000. We believe this is not only the broadest sector of the market, but also provides the greatest growth opportunities. Our goal is to be the most recognized health club network in each of the four major metropolitan regions we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then expanding our market coverage from these urban centers to suburbs and neighboring communities.

We currently offer two principal types of memberships in our clubs: “Passport” and “Core.” There are two types of Passport memberships. The first type allows access to all clubs in all four regions at any time. The second type, the Regional Passport membership, is available in all regions other than the NYSC region and allows a member access to all of our clubs within a single region. We had 227,000 Passport members as of December 31, 2011. The Core membership, consisting of 107,000 members as of December 31, 2011, allows unlimited access to a designated home club. Core members may pay a per visit fee of $9.50 (increased from $7.50 on November 1, 2011) to use non-home clubs at any hour. Members can elect to commit to a minimum contract period of one year in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis. Prior to November 1, 2010, we offered a Gold membership which allows unlimited access to a designated or “home” club at all times and access to all of our other clubs during off-peak hours. Members who held a Gold membership as of November 1, 2010 are permitted to continue in this membership category. Gold members may pay a per visit fee of $9.50 (increased from $7.50 on November 1, 2011) to use non-home clubs during peak hours. We had approximately 151,000 Gold members as of December 31, 2011.

As part of our efforts to better maximize profitability by utilizing our clubs during off-peak hours, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. We also began offering restricted memberships to teachers and first responders in April 2011 and September 2011, respectively. In years prior to 2010, we offered a three-month summer membership targeted at students generally priced at $199.00 for the entire summer. As of December 31, 2011, we had approximately 38,000 restricted members. Restricted members can choose to use clubs during peak hours with an additional charge of $9.50 per visit.

In May 2011, we implemented a combined rate lock guarantee and maintenance fee of $29.00 for all new memberships sold. This fee will be collected annually in January for all members joining after May 2011, and will support average monthly dues revenue per member in 2012 and beyond. In part, this fee is in lieu of a possible future dues increase for these members. In January 2012, we collected approximately $3.5 million related to this new fee. This fee will be recognized into revenue over the 12 month period ending December 31, 2012.

Over our 38-year history, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average 40,000 square feet. The aggregate average size of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

Industry Overview

Total United States fitness club industry revenues increased at a compound annual growth rate of 5.8% from $12.2 billion in 2001 to $20.3 billion in 2010, according to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”). Total U.S. fitness club memberships increased at a compound annual growth rate of 4.5% from 33.7 million in 2001 to 50.2 million in 2010, with a 10.8% increase from 2009 to 2010, which represents the largest membership increase in several years in the industry. The total number of fitness clubs increased at a compound annual growth rate of 5.9% from 17,807 in 2001 to 29,890 in 2010, according to IHRSA.

Participation in health clubs has been growing steadily over the past decade with 13.2% of the U.S. population belonging to a health club in 2001, while today nearly 18% of the total U.S. population belongs to a health club, according to the IHRSA, leaving room for possible substantial growth in the industry. In 2010, health club members visited clubs 97.5 days on average, down from 102.4 days in 2009. However, 22.1 million, or 44% of members attended their clubs at least 100 times in 2010, an increase from 42% in 2009, according to IHRSA. From 2009 to 2010, the number of people attending a club at least six times per year decreased 5.2%; however, from 2001 to 2010 the number has increased by 4.0% from 34.9 million to 36.3 million according to IHRSA.

According to the Centers for Disease Control and Prevention, during the past 20 years, there has been a dramatic increase in obesity in the United States and rates remain high. In 2010, no state had a prevalence of obesity less than 20%. Thirty-six states had a prevalence of 25% or more and 12 of these states had a prevalence of 30% or more. As healthcare costs rise in the United States, some of the focus in combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs.

According to the IHRSA, demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness. In 2010, Members ages 45 to 54 visited clubs an average of 100.8 days and those ages 55 to 64 visited clubs an average of 107.8 days, both well above the industry average. Members over the age of 55 increased from 8.5 million in 2006 to 10.4 million in 2010. Members under the age of 18 grew from 4.2 million, or approximately 10% of total fitness club membership in 2006, to 6.1 million, or approximately 12% of total fitness club membership in 2010.

As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.    Based on number of clubs, we are the third largest fitness club owner and operator in the United States and the largest fitness club owner and operator in the Northeast and Mid-Atlantic regions of the United States. We are the largest fitness club owner and operator in the New York, Boston and Washington, D.C. regions, and the third largest owner and operator in the Philadelphia region. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy provides significant benefits to members and corporations.    By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 227,000 of our members have a Passport Membership and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than Core or Gold Memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2011, 38% of all club usage was by members visiting clubs other than their home clubs.

Regional clustering strategy designed to enhance revenues and achieve economies of scale.    We believe our regional clustering strategy allows us to enhance revenue and earnings growth by providing high-quality, conveniently located fitness facilities on a cost-effective basis. Regional clustering is attractive to corporations seeking to promote a healthy lifestyle by providing discounted group memberships to their employees. Ralph Lauren, Con Edison, Viacom and Citibank are among just a few of the many corporations that are currently enrolled in our discounted corporate group memberships. We also partner with many groups that serve our communities, including the New York City Police and Fire Departments in our New York Sports Clubs region, the Southeastern Pennsylvania Transportation Authority (SEPTA) in our Philadelphia Sports Clubs region, and the District of Columbia Government, including all city agencies, in our Washington Sports Clubs region. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to compete effectively with us. Our clustering strategy also enables us to achieve economies of scale with regard to sales, marketing, purchasing, general operations and corporate administrative expenses and reduces our capital spending needs. Regional clustering also provides the opportunity for members who relocate within a region to remain members of our clubs, thus aiding in member retention.

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

Expertise of senior management.    We believe that our senior management’s industry expertise, particularly that of our Chief Executive Officer, Robert Giardina, provides us with a competitive advantage. Mr. Giardina has extensive knowledge of the fitness industry and 29 years of experience with the Company. Mr. Giardina was appointed President and Chief Executive Officer in March 2010. He originally joined the Company in 1981 and served as President and Chief Operating Officer from 1992 to 2001, and as Chief Executive Officer from January 2002 through October 2007. We believe Mr. Giardina is a highly talented and innovative executive who has strong strategic skills and leadership capabilities to lead the Company.

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

To further ensure the member experience remains at a high quality, we provide member surveys to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall. The results from these surveys are used to measure management rewards and bonus payments for certain club employees.

Drive comparable club revenue and profitability growth by implementing our business strategy.    Our near-term financial performance will depend largely on the growth of revenue at clubs that we have operated for more than 12 months. We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as compared to the same period in the prior year. Historically, comparable club revenue growth has been a contributing factor in our revenue growth with comparable club revenue growth for the years ended December 31, 2007 and 2008 of 5.2% and 2.2%, respectively. For the years ended December 31, 2009 and December 31, 2010, however, our comparable club revenue declined 5.6% and 4.3%, respectively. In 2009, in part as a result of the state of the economy and the impact on consumer spending, we experienced higher member attrition and, therefore, a lower member base for most reporting periods in the year ended December 31, 2010. The lower beginning member counts in 2010 resulted in decreased revenue recognized throughout the year. Although comparable club revenue continued to decline throughout the year ended December 31, 2010 compared with the prior year, we saw signs of recovery, which continued throughout 2011. For each quarter in the year ended December 31, 2011, we saw continued improvement and for the entire year, comparable club revenue growth was 1.8%, with fourth quarter growth of 3.4%. For the year ending December 31, 2012, we currently anticipate that comparable club revenue will stabilize at or near the level of the fourth quarter of 2011.

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

In addition, as part of our efforts to provide state-of-the-art fitness equipment and services, our club formats are flexible and can easily adapt and respond to the changing demands of our customers. This flexibility allows us to compete against private studios with unique specialty offerings by adapting the space and formats in our own clubs to match the offerings provided by these private studios.

Grow ancillary and other non-membership revenues.    We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $86.0 million, or 18.2% of revenues for the year ended December 31, 2007, to $95.6 million, or 20.5% of revenues for the year ended December 31, 2011. In the year ending December 31, 2012, we plan to increase our focus on our ancillary programs with continued improvements in training and hiring and building on ancillary programs such as our personal training membership product introduced in June 2011 and our fee-based Small Group Training programs. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Realize benefits from maturation of recently opened clubs.    From January 1, 2010 to December 31, 2011, we opened two clubs, both of which were opened in the fourth quarter of 2011. Based on our experience, a new club tends to achieve significant increases in revenues during its first three years of operation as the number of members grows. Because there is relatively little incremental cost associated with such increasing revenues, there is a greater proportionate increase in profitability. We believe that the revenues and profitability of these two clubs will improve as the clubs reach maturity.

Marketing

Our marketing campaign, which we believe has increased awareness of our brand names, is directed by our marketing department, which directly reports to the Chief Executive Officer. This team develops advertising strategies to convey each of our regionally branded networks as the premier network of fitness clubs in its region. Our marketing team’s goal is to focus on growing our membership base, achieving broad awareness of our regional brand names and be “top of mind”. We are organized to enable close collaboration between our marketing, sales, fitness and operations staff, which helps to align efforts around operational objectives and new product development while ensuring a primary focus on the member experience.

Brand awareness and preference is aided by a number of factors, including visibility of multiple retail locations and associated signage across each region, our membership base of approximately 523,000 as of December 31, 2011, which generates word-of-mouth and referrals, a 38-year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.

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

Our advertising and marketing message is designed to build our brand while creating an approachable personality that is attractive to prospective members and allows them to feel comfortable with our brand. In contrast to most health club advertising, we generally forego depicting images of hard bodies, facilities and gym equipment. Advertisements generally feature creative slogans that use current events to communicate the serious approach we take toward fitness in a provocative and/or humorous tone. We believe this approach is easily communicated and understood and makes our product more approachable for all consumers regardless of their health club experience.

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

We also engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities. We have been featured in national broadcast channels and television shows, such as The Today Show, Fox & Friends, the Doctors, CNN, MSNBC, the CBS Early Show, MTV and VH1; major newspapers, such as The New York Times, USA Today, Washington Post, Boston Globe, and The Wall Street Journal, the Associated Press; and seen in magazines, such as Fitness, Self, Shape, New York and Marie Claire Magazines.

In addition, we participate in and sponsor events in each of our regions. We are a seven-time sponsor of the JPMorgan Chase Corporate Challenge Series running event in both the New York and Boston metropolitan regions. In 2011, this popular annual event attracted approximately 40,000 participants in New York and 12,000 in Boston.

Our association with professional sports teams also enhances our brands and their status in the communities in which we operate. Boston Sports Clubs is the official health club of the Boston Red Sox and Boston Celtics. New York Sports Clubs shares the same designation with the New York Jets Flight Crew, including programming in our clubs with appearances by the Flight Crew, as well as signage in Met Life Stadium.

Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Our club management teams and staff are also encouraged to organize and engage in charitable activities. These events have benefited organizations such as the MS Society, Family Research Foundation, American Cancer Society, the Muscular Dystrophy Association, Susan G. Komen Race for the Cure, Avon Walk for Breast Cancer, NYCares, Toys for Tots, as well as many smaller local and specific charities such as: National Multiple Sclerosis Society, Tourette’s Syndrome Association, Central Park Track Club, North Jersey Breast Cancer Basketball Challenge, North Rockland Soccer Association, Verrazano Babe Ruth League and Help Our Military Heroes.

Our principal web site is www.mysportsclubs.com. We are constantly working to improve the site to facilitate its navigation, functionality and usability and to enhance the member experience. Among these efforts include our continuing development of new template pages that would allow for more flexibility and efficiency in disseminating content. In 2011, we made enhancements to the Sports Clubs for Kids and Small Group Training sections of the web site, which significantly improved lead generation as well as the overall appearance of those sections of the site. The site provides information about club locations, program offerings, exercise class schedules and sales promotions. The web site also allows our members to give us direct feedback about our service levels and enables prospective members to sign-up for our popular 30 days for 30 dollars web trial membership. This has increased traffic in the clubs and led to many of these trial members joining as full-time members. Prospective members can also initiate their full membership enrollment process through our web site. In addition, job seekers can begin the employment application process through the site and investors can access financial information and resources.

Sales

We sell our memberships primarily through three channels; direct sales at the club level; through our corporate and group sales division; and through our outbound call center which we introduced in September 2010 principally to reach out to former members. We are constantly reviewing other possible opportunities to sell memberships through the call center. We employ approximately 400 “in-club” membership consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has either two or three consultants. These consultants report directly to the club general manager, who, in turn, reports to a district manager. We provide additional incentive-based compensation in the form of commissions and bonuses, contingent upon individual, club and company-wide enrollment goals. Membership consultants must successfully complete an in-house training program through which they learn our sales strategy and gain valuable hands-on experience. The training program consists of three days of in-classroom training followed by three weeks of in-club training. In our New York, Boston and Washington regions, these trainings occur in our three sales academies which were introduced in August 2011. All membership consultants hired and working within these regions attend these training centers where a full time sales training manager is available to them. These academies are hosted within “working clubs” and the membership consultants all have the opportunity to learn and experience the entire sales process (from prospecting to after care) and product knowledge in what we consider a live but supervised environment. There are assessments throughout the training and the membership consultants must pass the course prior to being selected and placed in a club. Both the in-house/in-club and sales academy training allows us to achieve consistency in our selling process. Successful completion of our training program allows each membership consultant to be consistently trained and exit the training program with a high level of brand standard selling skills, which will assist them in achieving their targeted sales objectives.

Our corporate and group sales division consists of approximately 20 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and large groups. Corporate and group members accounted for approximately 17% of our total membership base as of December 31, 2011. We offer numerous programs to meet our corporate and group clients’ needs including an online enrollment program as well as a fully operational call center for enrollment. We believe this focus on relationship building, providing the corporate customer with options for enrollment and our clustering strategy will continue to lead to new group participation in the future. Corporate and group sales are typically sold at a discount to our standard rates. Corporations frequently subsidize the costs of memberships provided to their employees.

We also sell individual memberships online for our standard membership types. Our web site also enables us to sell memberships for pre-established corporate and group programs. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Members who joined online accounted for approximately 2.9% of memberships sold in 2011. We also offer a 30 days for 30 dollars web trial membership for prospective members.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2011, our existing members were enrolled under four types of memberships:

•

The Passport Membership is our higher priced membership and entitles members to use any of our clubs in any region at any time, or any of our clubs within one region, other than the NYSC region. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. The current list price of a commit Regional Passport and Passport Memberships ranges from $69 per month to $89 per month, excluding passport restricted members and corporate and group members. Our corporate and group memberships are sold as Passport Memberships and averaged approximately $62 per month for those sold in the year ended December 31, 2011. The Passport Membership, including our passport restricted members, described below, and our corporate and group members, was held by approximately 51% of our total members as of December 31, 2011. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, currently listed at $105 to $115 per month.

•

The Core Membership was introduced on November 1, 2010 and enables members to use a specific club at any time. The current list price of a commit Core membership ranges from $39 per month to $79 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract. Core members can also elect to pay a per visit fee of $9.50 to use non-home clubs. This membership, including our core restricted members, described below, was held by approximately 20% of our members as of December 31, 2011.

•

The Restricted Membership is a favorably-priced, restricted-use month-to-month only membership. In April 2010, this membership was introduced to students and we extended the membership to teachers and first responders in April 2011 and September 2011, respectively. Usage fees of $9.50 per visit are applied if a restricted member uses a club during peak hours. As of December 31, 2011, we had approximately 38,000 restricted members. The restricted passport membership is currently listed at $39 per month and restricted core memberships are currently listed at $29 per month.

•

The Gold Membership, which was discontinued on November 1, 2010 and no longer offered to new members, enabled members to use a specific club at any time and any of our clubs during off-peak times. Gold members can elect to pay a per visit fee of $9.50 to use non-home clubs during peak hours. This membership was held by approximately 29% of our members as of December 31, 2011.

We offer both “month-to-month” and “commit” membership payment plans. A member may cancel a month-to-month membership at any time with 30-days notice. Under the commit model, new members commit to a one year membership. These memberships are priced at a moderate discount to the month-to-month membership. In 2011 and 2010, 83% and 74% of our newly enrolled members opted for a commit membership, respectively. As of December 31, 2011, approximately 19% of our members had originated under a month-to-month non-commit membership and 81% had originated under a commit membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2011, approximately 70% of our total members were on a month-to-month basis. We believe that members prefer to have the flexibility to choose between committing for one year or to join under the month-to-month, non-commit membership.

In joining a club, a new member signs a membership agreement that typically obligates the member to pay one-time joining fees, if applicable, a rate lock guarantee and maintenance fee, and monthly dues on an ongoing basis. The one-time joining fees consist of initiation fees and processing fees. In the third quarter of 2008, we had combined these fees. We promoted new memberships by discounting these fees in 2008 and further discounting these fees in 2009, resulting in a low average joining fee per member of $20 in that year. In June 2010, we re-introduced the one-time processing fee of between $19 and $29 per sale. Currently, our processing fee is $39 per sale. Joining fees collected for new monthly electronic funds transfer, or EFT, members averaged approximately $55 per member for the year ended December 31, 2011, an increase of 175% over 2009. Monthly EFT of individual membership dues on a per-member basis, including the effect of promotions and memberships with reduced dues, averaged approximately $59 and $62 per month for the years ended December 31, 2011 and 2010, respectively. Due to the popularity of our lower-priced Restricted Membership, our average per member dues decreased in the year ended December 31, 2010 and in 2011, the popularity of this program continued, decreasing average membership dues further. 97.0% of our members pay their membership dues through EFT and EFT membership revenue constituted approximately 74.8% of consolidated revenue for the year ended December 31, 2011. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department.

We historically increased our existing member dues annually by between 1% and 3% on average, in line with increases in the cost of living. In 2011, the total membership dues increase was applied to approximately 40.0% of our membership base resulting in an overall dues increase of approximately 1.0% to 3.0%. In May 2011, we implemented a combined rate lock guarantee and maintenance fee of $29.00 for which all members agree to at the time of enrollment. This fee will be collected annually in January for all members joining after the May 2011 implementation of the fee, and will support average monthly dues revenue per member in 2012 and beyond. In part, this fee is in lieu of a future dues increase for these members.

In January 2012, we collected $3.5 million of rate lock guarantee and maintenance fees. These fees will be recognized into revenue over the 12 month period ended December 31, 2012. This charge represents a $2.40 per member, per month, fee which would equate to an approximate 4.0% increase in dues.

Usage

Our suburban clubs are generally open 5:00 AM to 10:00 PM on weekdays and 7:00 AM to 8:00 PM on weekends, while our urban clubs are generally open 5:00 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. We have one club, where member demand is high, that remains open for 24 hours. We generally consider our peak usage times to be between 6:00 AM and 8:30 AM and 4:00 PM and 8:30 PM on weekdays. Our hours of business are based on usage patterns at each individual club. Our total club usage was 30.4 million and 30.0 million member visits for the years ended December 31, 2011 and 2010, respectively, representing a 1.4% increase in total club usage on a year-over-year basis. Usage per member has decreased approximately 2.6% in the year ended December 31, 2011 compared to 2010. In the year-ended December 31, 2011, approximately 38% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our memberships plans allow for club members to elect to pay a per visit fee of $9.50 (increased from $7.50 on November 1, 2011) to use non-home clubs, subject to peak and non-peak hourly restrictions depending on the membership type. In the aggregate, approximately $2.0 million of usage fees were generated in 2011 and are reported in membership dues in our consolidated statements of operations.

Non-Membership Revenue

Over the past five years, we have expanded the range of ancillary club services provided to our members. Non-membership club revenue has increased by 11.2% from 2007 to 2011 and has increased as a percentage of total revenue from 18.2% in 2007 to 20.5% in 2011. Personal training revenue, in particular, increased 11.2% over this five-year period and increased as a percentage of total revenue from 11.9% in 2007 to 13.4% in 2011. In addition, we offer Sports Clubs for Kids and Small Group Training, both for an additional fee, at select clubs. Consumer confidence and consumer spending deteriorated in the second half of 2008 and throughout 2009 and began to recover in 2010. Also in 2010, we recognized $2.7 million of personal training revenue related to unused and expired sessions in three of our jurisdictions, of which $570,000 related to expired sessions that would have been recognized in the year ended December 31, 2010. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information. In the year ending December 31, 2012, we plan to continue to focus on our ancillary programs with continued improvements in training and hiring and building on ancillary programs such as our personal training membership product introduced in June 2011 and our fee-based Small Group Training programs which provide more focused and typically more advanced classes such as Pilates and multiple types of functional training classes.

The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2007 through 2011.

	For the Years Ended December 31, ($ in thousands)
	2011	%	2010	%	2009	%	2008	%	2007	%
Total revenue	$466,941	100.0%	$462,387	100.0%	$485,392	100.0%	$506,709	100.0%	$472,915	100.0%

Non-Membership Revenue:
Personal training revenue	62,394	13.4%	60,875	13.2%	56,971	11.7%	61,752	12.2%	56,106	11.9%
Other ancillary club revenue(1)(2)	28,297	6.1%	24,684	5.3%	23,536	4.8%	24,329	4.8%	24,247	5.1%
Fees and Other revenue(3)	4,890	1.0%	4,761	1.0%	4,661	1.0%	6,031	1.2%	5,616	1.2%

Total non-membership revenue	$95,581	20.5%	$90,320	19.5%	$85,168	17.5%	$92,112	18.2%	$85,969	18.2%

(1)	Other ancillary revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.

(2)	Usage fees historically recorded in other ancillary club revenue were reclassfied to membership dues revenue for 2011, 2010 and 2009 in the amounts of $2.0 million, $1.7 million and $1.1 million, respectively.

(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

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

Approximately 66% of our clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 25,000 to 65,000 square feet, with one club being 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity.

We have experienced overall net growth over the past five years primarily through developing and opening new club locations that we have constructed, despite having only two club openings in the past two years. In addition, we have acquired existing, privately owned single and multi-club businesses. From January 1, 2007 to December 31, 2011, we acquired one existing club, constructed 29 new clubs and closed or relocated 19 clubs to increase our total clubs under operation from 149 to 160. Currently, 51 of our clubs, or approximately 32% of our existing club base, were acquired. In the year ended December 31, 2011, we opened two new clubs and closed two clubs, keeping our total clubs under operation at 160. In 2010 and 2011, we upgraded certain existing clubs and plan to continue to do so in 2012.

To identify potential target areas for additional clubs, we engage in detailed site analyses and selection processes. Target areas are identified based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. We currently have identified approximately 160 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the United States that share similar demographic characteristics to those in which we currently operate. We currently do not have any signed leases in place for club openings in 2012; however, we are targeting to open one club in the second half of 2012, three to six clubs in 2013 and six to 12 clubs in 2014. We are focusing on our urban markets with our fitness-only facility to fill these club opening targets. We expect these clubs to cost approximately $2.5 million per club to build versus approximately $4.0 million invested on each of the two, larger, multi-recreational clubs opened in 2011.

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

We have approximately 8,300 personal entertainment units installed in our clubs. The units are typically mounted on or near individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout. We currently have plans to transition from analog television to a new digital system at 32 of our New York City clubs in 2012, offering members additional television channels.

In 2010, we began to roll out an expansion of features of the personal viewing screens on our cardio equipment at select clubs using a new entertainment system network. These additional features include on-demand television and music, iPod/iPhone compatibility and a club information channel. We installed this new system in 12 of our Manhattan clubs in 2010 and in 10 additional clubs in 2011, for a total of 22 clubs installed as of December 31, 2011. We are considering on expanding the new system to additional clubs in Manhattan in 2012.

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

Driving excellence in fitness and ancillary programming is critical to our success. All of our fitness clubs offer one-on-one personal training, which is sold in both single session and multi-session packages. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. Our personal trainers are grouped by professional certification and advanced specialty education. Personal trainer compensation is based on professional designation and the number of training sessions they perform. We believe that members who participate in personal training programs typically have a longer membership life.

Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes including: aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes. Instructors report through local club management and are further supported by regional directors responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings to our members, which are fee-based programs that have smaller groups, with a maximum of four to eight members per class, and provide more focused and typically more advanced classes. These offerings include Pilates and multiple functional training classes.

In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2011, Sports Clubs for Kids was being offered in 33 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.

Functional and leadership skills development plays a critical role in enabling our success. Team member development occurs at both the club level and in the classroom. Managers play a vital role in the development of their teams and partner closely with our learning and development team to advance team member skills for future growth. Our learning programs are consistently designed and focused on building strong functional and leadership skills across the organization. This also includes specialized fitness and group exercise training curriculum.

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

Centralized Information Systems

In 2011, we began the process of replacing our current proprietary club management system that is used to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. We plan to replace the system over the next three years to ensure we meet the changing needs of our business and can adapt and leverage new business opportunities.

We have implemented significant new business process support in our existing club management system and are still updating and modifying our current system.

The first phase of the transition supported our focus on member acquisition by implementing Oracle Customer Relationship Management, on Demand. We configured this system to reflect our redefined sales processes and integrated it back into the existing club management system ensuring the seamless flow of data across the enterprise. We are now able to retire the member acquisition area of our old system and move onto the next phase. Phase two will focus on replacing functionality around registration and booking for group exercise and Small Group Training classes as well as point of sale and club check-in. We will select a strategic partner to deliver the software to support these services and as in the first phase, we will fully integrate the system to ensure a seamless flow of data across the enterprise.

This program of change will continue until all functionality within the current club management system has been replaced and enhanced with new software programs that are integrated together to behave as one single system. Conducting the transition in phases allows for a more managed approach to change ensuring that we remain focused on growing and developing our core business and not being distracted by the impact of too much change.

Information Technology

We recognize the value of enhancing and extending the uses of information technology (“IT”) in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems and to optimize their performance.

In 2011, we upgraded several business applications and IT infrastructure components as well as undertaking a re-organization of the IT department. This re-organization created clearer areas of accountability and introduced single points of contact for our internal customers. Through these changes we wanted IT to become easier to do business with, reflect our customer service orientation, bring more focus on a critical area of IT and ensure that the team would be more successful in delivery.

Our business intelligence tool and our budgeting and forecasting tool were upgraded creating a more collaborative environment, far easier accessibility as well as much improved capacity and performance. Many lifecycle upgrades were also performed across the application portfolio and a more robust planning process for application lifecycle management instituted.

Building on the successful move of our data center to an AT&T co-location facility in 2011, we replaced and expanded our existing virtual server platform, storage and back up environment that will allow us to consolidate more servers and simplify IT operations. This key platform will be the foundation for future IT services and will be continuously leveraged into the future. We already have plans in 2012 to leverage this platform to implement “Single Sign-On” across all key applications, simplifying the user experience and increasing our security capabilities as well as an upgrade and expansion of our Email services to include our group exercise and personal training employees at the clubs.

We continuously implement infrastructure changes to accommodate growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture, including disaster recovery. 2011 brought significant change in the IT services delivered for our business and set the scene for many more enhancements to be delivered in the coming years.

Intellectual Property

We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including, NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, SPORTS CLUBS FOR KIDS, and COMPANIESGETFIT.COM. We continue to register other trademarks and service marks. We believe that our rights to these properties are adequately protected.

Competition

The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,357 in 2006 to 29,890 in 2010, based on the most recent information available. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.

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

We consider our service offerings to be in the mid-tier of the value/service proposition and designed to appeal to a large portion of the population who utilize fitness facilities. The number of competitor clubs that offer lower pricing and a lower level of service have continued to grow in our markets over the last few years. These clubs have attracted, and may continue to attract, members away from both our fitness-only clubs and our multi-recreational clubs.

We also face competition from club operators offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban formats.

Competitive Position Measured by Number of Clubs

Market	Number of Clubs	Position
Boston metropolitan	25	Leading owner and operator
New York metropolitan	108	Leading owner and operator
Philadelphia metropolitan	6	# 3 owner and operator, #2 in urban center
Washington, D.C. metropolitan	18	Leading owner and operator
Switzerland	3	Local owner and operator only

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

Government Regulation

Our operations and business practices are subject to Federal, state and local government regulation in the various jurisdictions in which our clubs are located, including general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale, financing and collection of such memberships as well as state and local health regulations.

Statutes and regulations affecting the fitness industry have been enacted in jurisdictions in which we conduct business and other states into which we may expand in the future have adopted or may adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing or in certain circumstances, such as for medical reasons or relocation to a certain distance from the nearest club, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may establish maximum prices for membership contracts and limitations on the term of contracts. The specific procedures and reasons for cancellation vary due to differing laws in the respective jurisdictions, but in each instance, the canceling member is entitled to a refund of unused prepaid amounts. In addition, several states have proposed legislation that would prohibit the automatic rollover of membership once a member’s commitment period expires. We are also subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

The tax treatment of membership dues varies by state. Some states in which we operate require sales tax to be collected on membership dues and personal training sessions. Several others states in which we operate have proposed similar tax legislation. These taxes have the effect of increasing the payments by our members, which could impede our ability to attract new members or induce members to cancel their membership.

Changes in any statutes, rules or regulations could have a material adverse effect on our financial condition and results of operations.

Employees

At December 31, 2011, we had approximately 7,900 employees, of whom approximately 3,100 were employed full-time. Approximately 390 of those employees were corporate and other club support personnel. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

We make available through our web site at www.mysportsclubs.com in the “Investor Relations — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Occasionally, we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com/. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the ”E-mail Alerts” section at http://investor.mysportsclubs.com/.

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

The performance of our clubs is highly dependent on our ability to attract and retain members, and we may not be successful in these efforts. Most of our members can cancel their club membership at any time under certain circumstances. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels or that could prevent us from increasing our membership, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in fitness clubs and general economic conditions.

Negative economic conditions, including increased unemployment levels and decreased consumer confidence, have contributed and in the future could lead to significant pressures and declines in economic growth, including reduced consumer spending. In a depressed economic and consumer environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our services and products and such decline in demand may continue as the economy continues to struggle and disposable income declines. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. The challenges to the global economy during the past several years have adversely affected our business and our revenues and profits and continuing challenges will result in additional adverse effects. As a result of these factors, membership levels might not be adequate to maintain our operations at current levels or permit the expansion of our operations.

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

In the years ended December 31, 2011 and 2010, we closed two clubs and one club, respectively. We did not recognize any fixed asset impairments in the year ended December 31, 2011, while a fixed asset impairment charge of $3.3 million was recognized in the year ended December 31, 2010. While there were no goodwill impairments in 2011 and 2010, we have in the past experienced goodwill impairments, in part due to decreased membership. Some of these closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate further or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our long-lived assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2011, we operated 108 fitness clubs in the New York metropolitan market, 25 fitness clubs in the Boston market, 18 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in these regions. Our geographic concentration might result in a material adverse effect on our business, financial condition, cash flows and results of operations in the future.

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

To successfully expand our business over the long term, we must identify and acquire sites that meet our site selection criteria. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites that meet our criteria and as a result, we may lose those sites, our competitors could copy our format or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs on attractive terms, our revenue, growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new club.

The opening of new clubs by us in existing locations may negatively impact our comparable club revenue growth and our operating margins.

We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States. We currently do not have signed lease commitments in existing markets; however our plan is to open one club in 2012. In the case of existing markets, our experience has been that opening new clubs may attract some memberships away from other clubs already operated by us in those markets and diminish their revenues. In addition, as a result of new club openings in existing markets and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.

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

Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact net income. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations. We have opened a total of two new club locations in the two years ended December 31, 2011, both in the fourth quarter of 2011.

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

We are dependent on the continued services of our senior management team, particularly our Chief Executive Officer, Robert Giardina. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

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

The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to sell memberships, bill our members, track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. We believe that, without investing in enhancements, this system is approaching the end of its life cycle. In 2011, we began the process of replacing this system and we plan to transition the replacement over the next three years. Correcting any disruptions or failures that affected our proprietary system could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.

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

Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in a small number of commercial banks as of December 31, 2011 totaled $46 million. During 2011, in any one month, this amount has been as high as approximately $70 million.

Regulatory changes in the terms of credit and debit card usage, including any existing or future regulatory requirements, could have an adverse effect on our business.

Our business relies heavily on the use of credit and debit cards in sales transactions. Regulatory changes to existing rules or future regulatory requirements affecting the use of credit and debit cards or the fees charged could impact the consumer and financial institutions who provide card services. This may lead to an adverse impact on our business if the regulatory changes result in unfavorable terms to either the consumer or the banking institutions.

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

We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2011, we had approximately $12.1 million of unused and expired personal training sessions that had not been recognized as revenue and recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. For three of our jurisdictions, we concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions are not escheatable. As a result, the Company has removed approximately $2.7 million from deferred revenue, of which approximately $570,000 related to expired sessions that would have been recognized in the year ended December 31, 2010 and recorded such amount as personal training revenue in the fourth quarter of 2010.

Our growth and profitability could be negatively impacted if we are unable to renew or replace our current club leases on favorable terms, or at all, and we cannot find suitable alternate locations.

We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 25 years, including option periods). During the next five years, or the period from January 1, 2012 through December 31, 2016, we have leases for 10 club locations that are due to expire without any renewal options, three of which expire in 2012, and 48 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location. Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Risks Related to Our Leverage and Our Indebtedness

On May 11, 2011, TSI, LLC entered into a $350 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300 million term loan facility (“2011 Term Loan Facility”), and a $50 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016.

We may be negatively affected by economic conditions in the United States and key international markets.

We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. If our current resources do not satisfy our liquidity requirements, we may have to seek additional financing. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents and borrowings under our $50.0 million 2011 Revolving Loan Facility.

The capital and credit markets have been experiencing volatility and disruption in the recent past. As a result, one or more of our current lenders could experience financial difficulty, and as a result fail to provide the required lending amounts under our 2011 Senior Credit Facility. If this should occur, we may need to seek additional financing from other sources. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of the prospects of our Company or the fitness industry in general. We may not be able to successfully obtain any necessary additional financing on favorable terms, or financing altogether.

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

We currently have a substantial amount of debt. As of December 31, 2011, our total outstanding consolidated debt was $291.8 million. Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•

requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, which is variable on our 2011 Revolving Loan Facility and partially variable on our 2011 Term Loan Facility, and/or principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures and acquisitions of new clubs and general corporate requirements;

•	increasing our vulnerability to interest rate fluctuations in connection with borrowings under our 2011 Senior Credit Facility which are at variable interest rates;

•	limiting our ability to refinance our existing indebtedness on favorable terms, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

In addition, as of December 31, 2011, we had $40.4 million of unutilized borrowings under our 2011 Revolving Loan Facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they currently face could intensify.

The current debt under the 2011 Senior Credit Facility has a floating interest rate and an increase in interest rates may negatively impact our financial results.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our 2011 Senior Credit Facility will have a floating interest rate. Any significant increase in market interest rates, and in particular the short-term Eurodollar rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.

The Company may be unsuccessful in its efforts to effectively hedge against interest rate changes on our variable rate debt.

In its normal operations, the Company is exposed to market risk relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows, the Company may enter into derivative financial instruments, such as interest rate swaps. The Company’s current interest rate swap arrangement is with one financial institution. We are exposed to credit risk if the counterparty to the agreement is not able to perform on its obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record these financial instruments at their fair value. Changes in interest rates can significantly impact the valuation of the instruments resulting in non-cash changes to our financial position.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.

The credit agreement with respect to our 2011 Senior Credit Facility and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities and that may impact our ability and the ability of our restricted subsidiaries to:

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

In addition, the 2011 Senior Credit Facility requires the Company, on a consolidated basis, to maintain specified financial ratios and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The 2011 Senior Credit Facility requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.75:1.00 as of December 31, 2011, with a step-down of 0.25 in the next quarter to 4.50:1.00 or less, effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40.0 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50.0 million for the four quarters ending in any quarter during which the total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the total leverage ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of December 31, 2011 with a total leverage ratio of 3.07:1.00 and an interest coverage ratio of 3.80:1.00. Our total capital expenditures for full-year 2011 were $30.9 million.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the 2011 Senior Credit Facility. If an event of default under the 2011 Senior Credit Facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

We own our 151 East 86th Street location, which houses a fitness club and a retail tenant that generated approximately $2.0 million of rental income for us for the year ended December 31, 2011. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years, or the period from January 1, 2012 through December 31, 2016, we have leases for 10 club locations that are due to expire without any renewal options, three of which are due to expire in 2012, and 48 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements. We plan to close one of the clubs without renewal options but endeavor to extend the leases or relocate the clubs or its membership base if appropriate for the remaining clubs.

We lease approximately 26,400 square feet of office space in New York City and have smaller regional offices in Fairfax, VA and Boston, MA, for administrative and general corporate purposes. We closed one of our corporate locations in Manhattan of approximately 10,000 square feet in March 2011 at the end of the lease term and relocated those employees to an existing Manhattan location. We also lease warehouse and commercial space in Brooklyn, NY for storage purposes.

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

The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed

New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001

Location	Address	Date Opened or Management Assumed

Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998

Location	Address	Date Opened or Management Assumed

Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Providence, RI	131 Pittman Street	December 2008
Providence, RI	10 Dorrance Street	January 2009
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W	February 2002

Location	Address	Date Opened or Management Assumed

Washington, D.C.	1990 K Street, N.W	February 2004
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Alexandria, VA	3654 King Street	June 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.    Legal Proceedings

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, we intend to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, financial condition or cash flows.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. The motion is still pending. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment. The motion is pending. Other than these pending motions, the litigation is in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer.

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

Item 4.    Mine Safety Disclosures

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

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low

Year ended December 31, 2011:
First Quarter	$5.40	$3.59
Second Quarter	$7.84	$3.47
Third Quarter	$9.88	$6.47
Fourth Quarter	$9.00	$6.40

Year ended December 31, 2010:
First Quarter	$4.20	$2.19
Second Quarter	$4.24	$2.21
Third Quarter	$2.94	$1.89
Fourth Quarter	$4.35	$2.65

Holders

As of February 22, 2012, there were approximately 87 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and we currently do not have any plans to pay cash dividends in the near future. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any. No dividends were paid by the Company in the fiscal years ended December 31, 2011 and 2010.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We rely on dividends received from TSI, LLC to generate the funds necessary to pay dividends on our common stock. The credit agreement of TSI, LLC restricts the ability of TSI, LLC to pay cash dividends to TSI Holdings in order for TSI Holdings to pay cash dividends other than (a) in an amount up to $25.0 million plus an additional amount based on excess cash flow, such additional amounts subject to compliance with a total leverage ratio of less than 2.75:1.00, an interest expense coverage ratio of more than 2.00:1.00 and a minimum liquidity condition of $25.0 million of unrestricted cash and revolver availability, as well as certain other limitations, and (b) in an amount up to the lesser of $20.0 million or an amount based on equity proceeds received by TSI Holdings and contributed to TSI, LLC net of dividends, investments and prepayments of unsecured debt paid from such equity proceeds, subject to certain other limitations.

Issuer Purchases of Equity Securities

We did not purchase any equity securities during the fourth quarter ended December 31, 2011.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

* $100	invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2006	2007	2008	2009	2010	2011
Town Sports International Holdings, Inc	100.00	58.01	19.36	14.14	24.64	44.60
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Notes:

(1)	The graph covers the period from December 31, 2006 to December 31, 2011.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2006 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

(3)	No cash dividends have been declared on our common stock in the period covered.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(5)	We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded.

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

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2011 and 2010 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$466,941	$462,387	$485,392	$506,709	$472,915

Operating expenses:
Payroll and related(1)	177,528	185,583	193,891	193,580	177,357
Club operating	176,463	174,135	178,854	172,409	156,660
General and administrative	25,799	28,773	31,587	33,952	35,092
Depreciation and amortization	51,536	52,202	56,533	52,475	45,964
Impairment of fixed assets	—	3,254	6,708	3,867	—
Impairment of internal-use software	—	—	10,194	—	—
Goodwill impairment(2)	—	—	—	17,609	—

Operating income	35,615	18,440	7,625	32,817	57,842
Loss on extinguishment of debt(3)	4,865	—	—	—	12,521
Interest expense, net of interest income	24,127	21,013	20,969	23,583	25,329
Equity in the earnings of investees and rental income	(2,391)	(2,139)	(1,876)	(2,307)	(1,799)

Net income (loss) before provision (benefit) for corporate income taxes(4)	9,014	(434)	(11,468)	11,541	21,791
Provision (benefit) for corporate income taxes	2,699	(144)	(5,800)	9,204	8,145

Net income (loss)	$6,315	$(290)	$(5,668)	$2,337	$13,646

Earnings (loss) per weighted average number of shares:
Basic	$0.28	$(0.01)	$(0.25)	$0.09	$0.52
Diluted	$0.27	$(0.01)	$(0.25)	$0.09	$0.51

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$47,880	$38,803	$10,758	$10,399	$5,463
Working capital deficit	(38,335)	(22,887)	(46,621)	(67,211)	(73,480)
Total assets	449,542	464,166	467,466	511,638	488,763
Long-term debt, including current installments	288,994	316,513	318,363	338,010	316,022
Total stockholders’ equity (deficit)	354	(6,945)	(8,233)	772	183
Net debt(5)	243,870	277,710	307,605	327,611	310,559

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cash Flow Data:
Cash provided by (used in):
Operating activities	$74,885	$51,238	$76,241	$95,622	$82,749
Investing activities	(30,907)	(22,035)	(49,277)	(95,108)	(97,230)
Financing activities	(35,349)	(1,765)	(26,763)	4,196	12,931
Other Data:
Non-cash rental expense, net of non-cash rental income	(3,663)	(5,552)	(2,494)	(411)	508
Non-cash compensation expense incurred in connection with stock options and common stock grants	1,412	1,336	1,704	1,268	913

	Year Ended December 31,
	2011	2010	2009	2008	2007
Club and Membership Data:
New clubs opened	2	—	4	9	14
Clubs acquired	—	—	—	—	1
Clubs closed or relocated	(2)	(1)	(9)	(4)	(3)
Wholly-owned clubs operated at end of period	158	158	159	164	159
Total clubs operated at end of period(6)	160	160	161	166	161
Total members at end of period(7)	523,000	493,000	486,000	510,000	486,000
Restricted members at end of period(8)	38,000	17,000	—	—	—
Comparable club revenue increase (decrease)(9)	1.8%	(4.3)%	(5.6)%	2.2%	5.2%
Revenue per weighted average club (in thousands)(10)	$2,934	$2,881	$2,957	$3,142	$3,155
Average revenue per member(11)	$915	$947	$969	$990	$1,000
Average joining fees collected per member(12)	$55	$37	$19	$45	$69
Annual attrition(13)	39.9%	41.9%	45.2%	40.2%	38.2%

(1)	In the year ended December 31, 2009, Payroll and related includes a correction of an accounting error of $751 related to deferred membership costs which was previously disclosed in the Company’s 2010 Annual Report. See Note 2 — Correction of Accounting Errors to the Company’s consolidated financial statements in the 2010 Annual Report for further details.

(2)	Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation.

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

(3)	The $12,521 loss on extinguishment of debt recorded for the year ended December 31, 2007 resulted from the repayment of the $169,999 remaining outstanding principal of the senior notes entered into in 2003 with the proceeds from the 2007 Senior Credit Facility obtained on February 27, 2007. We incurred $8,759 of tender premium and $215 of call premium together with $335 of fees and expenses related to debt extinguished. Net deferred financing costs related to the Company’s previous senior secured revolving credit facility and the senior notes, both entered into in 2003, totaling approximately $3,212 were expensed in the first quarter of 2007.

The $4,865 loss on extinguishment of debt recorded for the year ended December 31, 2011 resulted from the debt refinancing on May 11, 2011. The proceeds from the 2011 Senior Credit Facility were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164,000 and the remaining outstanding principal amount of the Senior Discount Notes of $138,450. We incurred $2,538 of call premium on the Senior Discount Notes together with the write-off of $2,327 of net deferred financing costs related to the debt extinguishment.

(4)	Corporate income taxes for the year ended December 31, 2011 includes an income tax benefit totaling $343 related to the correction of an accounting error. See Note 2 — Correction of an Accounting Error to the Company’s consolidated financial statements in this Annual Report for further details.

(5)	Net debt represents total long-term debt (excluding the unamortized portion of the original issue discount), including current installments, net of cash and cash equivalents.

(6)	Includes wholly-owned and partly-owned clubs. In addition, in 2008 through 2011 we managed four university fitness clubs in which we did not have an equity interest. In 2007 we managed five university fitness clubs in which we did not have an equity interest.

(7)	Represents members at wholly-owned and partly-owned clubs.

(8)	Restricted members include students, teachers and first responders. This membership allows for club usage at restricted times, at a discount to other memberships offered.

(9)	Total revenue for a club is included in comparable club revenue increase beginning on the first day of the thirteenth full calendar month of the club’s operation.

(10)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(11)	Average revenue per member is total revenue from wholly-owned clubs for the period divided by the average number of memberships from wholly-owned clubs for the period, including restricted memberships, summer student and summer pool memberships, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

(12)	Average joining fees per member is calculated as total initiation and processing fees divided by the number of new members, excluding pre-sold, summer student and summer pool memberships and including restricted memberships during each respective year.

(13)	Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year excluding pre-sold, summer student and summer pool memberships and including our restricted memberships that began in April 2010, during each respective year.

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

Overview

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2011, we operated 160 clubs that collectively served approximately 523,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. The majority of our members are between the ages of 21 and 60 and have an annual income of between $50,000 and $150,000. We believe that this “mid-value” segment of the market is not only the broadest but also the segment with the greatest growth opportunities.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions that we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2011, approximately 51% of our members participated in our Passport membership which allows unlimited access to all of our clubs in our clusters within one, or all of, our regions, respectively, for a higher monthly membership dues. Approximately 29% of our members participate in our previously offered Gold membership which allows unlimited access to a designated club and access to all other clubs during off-peak hours and 20% of our members participate in our Core membership, which allows unlimited access to the member’s home club.

We have executed our clustering strategy successfully in the New York region, our most mature region, through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 37 locations and operated a total of 108 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2011. As of December 31, 2011, we owned and operated 25 clubs in the Boston region under our Boston Sports Clubs brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name, six clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name and three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

Revenue and Operating Expenses

We have two principal sources of revenue:

•

Membership revenue:    Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 79.5% of our total revenue for the year ended December 31, 2011. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.

•

Ancillary club revenue:    For the year ended December 31, 2011, we generated 13.4% of our revenue from personal training and 6.1% of our revenue from other ancillary programs and services consisting of programming for children, Small Group Training and other member activities, as well as sales of miscellaneous sports products.

We also receive revenue (approximately 1.0% of our total revenue for the year ended December 31, 2011) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the years ended December 31 2011 and 2010, our attrition rate, including restricted members, was 39.9% and 41.9%, respectively. In 2009, our attrition levels increased partially as a result of the recessionary economy. In 2011, attrition was similar to 2008 levels due to an improved member experience, a more stabilized economy and increased retention programs. In 2011, attrition levels showed modest improvement over 2010.

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

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines our operating margins are negatively impacted. During 2011, membership at our clubs opened over 24 months increased approximately 4.9%. These membership increases have improved our operating margins in 2011 compared to 2010.

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

From 2010 to 2011, operating income increased 93.1% and from 2009 to 2010 operating income increased 141.8%. In 2009, we experienced an overall decrease of earnings and experienced considerable impairment charges related to our internal-use software project and on fixed assets at nine of our clubs. In 2010, we did not incur impairment charges of this magnitude and in 2011, we did not incur any impairment charges.

	Year Ended December 31,
	2011	2010	2009
	($ amounts in thousands)
Operating income	$35,615	$18,440	$7,625
Increase (decrease) over prior period	93.1%	141.8%	(76.8)%
Net income (loss)	$6,315	$(290)	$(5,668)
Increase (decrease) over prior period	2,277.6%	94.9%	(342.5)%
Cash flows provided by operating activities	$74,885	$51,238	$76,241
Increase (decrease) over prior period	46.2%	(32.8)%	(20.3)%

Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our new club openings. In 2011, we closed two clubs. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. We will continue to opportunistically pursue club relocations as well as closing underperforming clubs. We currently do not have any plans to close any clubs in 2012.

As of December 31, 2011, 158 of the existing fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2009
First Quarter	(2.1)%
Second Quarter	(6.3)%
Third Quarter	(7.0)%
Fourth Quarter	(7.1)%	(5.6)%
2010
First Quarter	(6.0)%
Second Quarter	(4.2)%
Third Quarter	(5.0)%
Fourth Quarter	(1.7)%	(4.3)%
2011
First Quarter	(0.5)%
Second Quarter	1.5%
Third Quarter	3.0%
Fourth Quarter	3.4%	1.8%

Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

Comparable club revenue had generally been trending downward since the first quarter of 2007 and through 2009; however, beginning in the first quarter of 2010 and through 2011, the decreases began to improve modestly and by the second quarter of 2011, comparable club revenue was showing increases again. In the year ended December 31, 2011, membership at our comparable clubs increased 4.9% as compared to 2010 and 2010 membership had increased 1.4% compared to 2009. Further increases in membership, coupled with an expected increase in ancillary club revenue, will be contributing factors to the sustained positive comparable club revenue expected in 2012. We currently anticipate that comparable club revenue in 2012 to be at or near the level of the fourth quarter of 2011, which should help to further drive improvements in operating margins.

Historical Club Count

	Year Ended December 31,
	2011	2010	2009
Wholly-owned clubs operated at beginning of period	158	159	164
New clubs opened	2	—	4
Clubs closed or relocated	(2)	(1)	(9)

Wholly-owned clubs operated at end of period	158	158	159
Partly-owned clubs operated at end of period	2	2	2

Total clubs operated at end of period(1)	160	160	161

(1)	Includes wholly-owned and partly-owned clubs. In addition, during these periods, we managed four university fitness clubs which we did not have an equity interest in.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	38.0	40.1	39.9
Club operating	37.8	37.7	36.9
General and administrative	5.5	6.2	6.5
Depreciation and amortization	11.0	11.3	11.7
Impairment of fixed assets	—	0.7	1.4
Impairment of internal-use software	—	—	2.1

Operating income	7.6	4.0	1.5
Loss on extinguishment of debt	1.0	—	—
Interest expense	5.2	4.6	4.3
Interest income	(0.0)	(0.0)	(0.0)
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.4)

Income (loss) before provision (benefit) for corporate income taxes	1.9	(0.1)	(2.4)
Provision (benefit) for corporate income taxes	0.6	—	(1.2)

Net income (loss)	1.3%	(0.1)%	(1.2)%

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenue

Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2011		2010
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$364,536	78.1%	$365,100	79.0%	(0.2)%
Joining fees	6,824	1.4%	6,967	1.5%	(2.1)%

Membership revenue	371,360	79.5%	372,067	80.5%	(0.2)%

Personal training revenue	62,394	13.4%	60,875	13.2%	2.5%
Other ancillary club revenue	28,297	6.1%	24,684	5.3%	14.6%

Ancillary club revenue	90,691	19.5%	85,559	18.5%	6.0%
Fees and other revenue	4,890	1.0%	4,761	1.0%	2.7%

Total revenue	$466,941	100.0%	$462,387	100.0%	1.0%

Total revenue increased 1.0% in the year ended December 31, 2011 compared to the year ended December 31, 2010. For the year ended December 31, 2011 compared to the year ended December 31, 2010, revenues increased $684,000 at the two clubs opened or acquired subsequent to December 31, 2009 (both opened in the fourth quarter of 2011) and $8.4 million at our clubs opened or acquired prior to December 31, 2009. Revenue decreased $2.4 million at the three clubs that were closed subsequent to December 31, 2009.

Personal training revenue increased $3.6 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, excluding $2.1 million related to unused and expired personal training sessions recognized in the year ended December 31, 2010 that related to previous years (see year ended December 31, 2010 compared to year ended December 31, 2009 — Revenue for further details). This increase was primarily due to increased member interest in personal training sessions, increases in products offered and improvements in the selling process.

Joining fees collected in the year ended December 31, 2011 were $12.9 million compared to $7.9 million in the year ended December 31, 2010. However, because joining fees are recognized over estimated average membership life, joining fees revenue decreased due to the decline in joining fees collected in 2009 and 2010 relative to fees collected in prior periods.

Comparable club revenue increased 1.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010. There was a 2.8% increase due to an increase in membership and a 1.7% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partially offset by a 2.7% decrease in the price of our dues and fees.

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2011	2010	$ Variance	% Variance
Payroll and related	$177,528	$185,583	$(8,055)	(4.3)%
Club operating	176,463	174,135	2,328	1.3%
General and administrative	25,799	28,773	(2,974)	(10.3)%
Depreciation and amortization	51,536	52,202	(666)	(1.3)%
Impairment of fixed assets	—	3,254	(3,254)	(100.0)%

Operating expenses	$431,326	$443,947	$(12,621)	(2.8)%

Operating expenses for the year ended December 31, 2011 were impacted by a 0.8% decrease in the total months of club operation from 1,902 to 1,886, the effects of which are included in the additional descriptions of changes in operating expenses below.

Payroll and related.    This change was primarily impacted by the following factors:

•	Payroll expense related to club staffing, excluding membership consultants, decreased $5.9 million from staffing efficiencies realized in the year ended December 31, 2011 compared to 2010.

•

Payroll expense related to our membership consultants decreased $2.9 million. The amount of membership consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership consultant commissions expensed in the year ended December 31, 2011, relating to deferrals established in prior periods. In the second quarter of 2010, we began increasing joining fees collected and, as a result, in the third and fourth quarters of 2011, we began to see the effect of the increased joining fees as an increase in membership consultant payroll expense and we expect to see this continue into 2012. Also contributing to this decrease was an increase in the amount of payroll costs deferred in the year ended December 31, 2011 compared to the year ended December 31, 2010 with the increase in joining fees collected.

•	Payroll expense related to severance decreased $1.0 million in connection with employee reductions in the year ended December 31, 2010.

•

Payroll expense related to our management incentive bonuses was $535,000 higher in the year ended December 31, 2011 compared to 2010. In 2011, the Company’s results exceeded bonus targets by a greater amount than in 2010, resulting in a higher amount of incentive compensation paid to management in 2011 when compared to 2010.

•

Personal training payroll expense increased $1.5 million due to the increase in personal training revenue as well as an increase in payroll related to personal training promotions geared at attracting additional personal training clientele.

As a percentage of total revenue, payroll and related expenses decreased to 38.0% in the year ended December 31, 2011 from 40.1% in the year ended December 31, 2010.

Club operating.    This change was primarily impacted by the following factors:

•

Rent and occupancy expenses increased $3.5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Rent and occupancy expenses increased $853,000 at our two clubs that opened after January 1, 2011 and decreased $758,000 at our three clubs that were closed after January 1, 2011. Offsetting these decreases was an increase of $3.3 million at our clubs that opened prior to January 1, 2010.

•	Utilities decreased $1.1 million in the year ended December 31, 2011 compared with December 31, 2010 due to better energy management and lower energy supply rates.

As a percentage of total revenue, club operating expenses slightly increased to 37.8% in the year ended December 31, 2011 from 37.7% in the year ended December 31, 2010.

General and administrative.    The decrease in general and administrative expenses for the year ended December 31, 2011 when compared to the year ended December 31, 2010 was principally attributable to a decrease in general liability insurance expense due to a further reduction in claims activity and a related reduction in claims reserves as well as decreases in legal and related fees for various litigations.

As a percentage of total revenue, general and administrative expenses decreased to 5.5% in the year ended December 31, 2011 from 6.2% in the year ended December 31, 2010.

Depreciation and amortization.    In the year ended December 31, 2011 compared to the year ended December 31, 2010, depreciation and amortization decreased due to the closing of three clubs subsequent to December 31, 2009 as well as the Company’s decrease in capital expenditures over the past few years.

As a percentage of total revenue, depreciation and amortization expenses decreased to 11.0% in the year ended December 31, 2011 from 11.3% in year ended December 31, 2010.

Impairment of fixed assets.    In the year ended December 31, 2010, we recorded fixed asset impairment charges totaling $3.3 million, representing $1.6 million of fixed assets at three underperforming clubs and $1.7 million related to the planned closure of one club prior to the lease expiration date. There were no fixed asset impairment charges in the year ended December 31, 2011.

Provision (Benefit) for Corporate Income Taxes

We recorded a provision for corporate income taxes of $2.7 million for the year ended December 31, 2011 compared to a benefit of ($144,000) for the year ended December 31, 2010. Our effective tax rate was 30% in the year ended December 31, 2011 compared to 33% in the year ended December 31, 2010. The expected benefits from our captive insurance arrangement decreased our effective tax rate on our pre-tax income in the year ended December 31, 2011 and increased the benefit on the pre-tax loss in the year ended December 31, 2010.

As of December 31, 2011, we had net deferred tax assets of $40.0 million. Quarterly, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010, we incurred a slight loss, but returned to profitability in the year ended December 31, 2011. We have historically been a taxpayer and are in a three year cumulative income position, excluding non-recurring items, as of December 31, 2011. In addition, based on recent trends, we project improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. We have federal and state net operating loss carry-forwards which we believe will be realized within the available carry-forward period, except for a small net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur lower than expected income or losses in 2012 and beyond, then a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to our captive insurance for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because we expect the captive insurance company to be discontinued, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above with the exception of the aforementioned Rhode Island net operating loss carry-forward. In 2012, we expect our effective tax rate to approximate 40% to 43%.

The results for the year ended December 31, 2011 include the correction of an accounting error that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. This adjustment resulted in the recognition of an income tax benefit in 2011 of $343 that relates to calculation of state net operating loss that arose in the year 2010. The Company does not believe that this error correction is material to the current or prior reporting periods.

In 2011, the Company repatriated the accumulated Swiss earnings through 2010. In connection with this dividend, the Company will be entitled to claim a foreign tax credit of $1.8 million for federal income tax purposes which, due to the current year net operating loss carry-forward, is reflected as a deferred tax asset.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenue

Revenue (in thousands) was comprised of the following for the periods indicated:

	Y ear Ended December 31,
	2010		2009
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$365,100	79.0%	$388,176	80.0%	(5.9)%
Joining fees	6,967	1.5%	12,048	2.5%	(42.2)%

Membership revenue	372,067	80.5%	400,224	82.5%	(7.0)%

Personal training revenue	60,875	13.2%	56,971	11.7%	6.9%
Other ancillary club revenue	24,684	5.3%	23,536	4.8%	4.9%

Ancillary club revenue	85,559	18.5%	80,507	16.5%	6.3%
Fees and other revenue	4,761	1.0%	4,661	1.0%	2.1%

Total revenue	$462,387	100.0%	$485,392	100.0%	(4.7)%

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

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2010	2009	$ Variance	% Variance
Payroll and related	$185,583	$193,891	$(8,308)	(4.3)%
Club operating	174,135	178,854	(4,719)	(2.6)%
General and administrative	28,773	31,587	(2,814)	(8.9)%
Depreciation and amortization	52,202	56,533	(4,331)	(7.7)%
Impairment of fixed assets	3,254	6,708	(3,454)	(51.5)%
Impairment of internal-use software	—	10,194	(10,194)	(100.0)%

Operating expenses	$443,947	$477,767	$(33,820)	(7.1)%

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

Club operating.    This change was primarily impacted by the following factors:

•	Operating expenses relating to laundry and towels decreased approximately $1.2 million primarily related to the opening of our laundry facility in Elmsford, NY in January 2009.

•	Utilities decreased $1.1 million in the year ended December 31, 2010 compared with 2009. Rent and occupancy expenses decreased $285,000.

•

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

Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2011 was $74.9 million compared to $51.2 million for the year ended December 31, 2010, an increase of 46.2% or $23.6 million. This increase was driven by an increase in earnings before the effects of depreciation and fixed asset impairments. The increase in deferred revenue in 2011 generated a $6.5 million increase in cash flow as compared to 2010, which was driven by an increase in joining fees collected. The decrease in prepaid expenses and other current assets generated a $6.0 million favorable cash flow variance to 2010 principally due to timing differences in rent payments at the end of 2011. The effect of income taxes increased cash flow by $6.6 million in 2011, as we had more income tax refunds, net of cash paid for taxes, in 2011 compared to 2010. These increases in cash flow were partially offset by an $8.8 million increase in cash paid for interest, and a $4.2 million increase in deferred membership costs compared to 2010.

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

Investing Activities.    Investing activities in the year ended December 31, 2011 consisted primarily of remodeling existing clubs and the purchase of new fitness equipment. In the year ended December 31, 2011, the Company also began construction on two clubs, both of which opened in the fourth quarter of 2011. There were no future clubs under construction in the year ended December 31, 2010. Net cash used in investing activities decreased 40.3% to $30.9 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The 2011 amount includes approximately $7.6 million related to the two club openings in the fourth quarter of 2011, approximately $16.8 million to continue to upgrade existing clubs and $3.1 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also invested $3.4 million to enhance our management information and communication systems.

For the year ending December 31, 2012, we currently plan to invest $25.0 million to $28.0 million in capital expenditures. This range is compared to $30.9 million of capital expenditures in 2011. This amount includes approximately $2.5 million to $3.0 million related to potential 2012 and 2013 club openings, approximately $16.0 million to $17.0 million to continue to upgrade existing clubs and $4.0 million to $5.0 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.5 million to $3.0 million to enhance our management information systems. These expenditures will be funded by cash flow provided by operations and available cash on hand.

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

Financing Activities.    Net cash used in financing activities increased $33.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. In the year ended December 31, 2011, we made principal payments of $14.1 million on the 2007 Term Loan Facility and in the year ended December 31, 2010, we made principal payments of $1.9 million with respect to that facility. On May 11, 2011, we refinanced our long-term debt. In connection with the refinancing, we repaid the remaining principal amounts of the 2007 Term Loan Facility of $164.0 million and the Senior Discount Notes of $138.5 million and received $297.0 million under the 2011 Term Loan Facility, net of the original issue discount of $3.0 million. In connection with the refinancing, we paid $8.1 million in debt issuance costs. In addition, in the year ended December 31, 2011, we repaid $8.3 million in principal on the 2011 Term Loan Facility. We also received $479,000 related to proceeds from stock option exercises in the year ended December 31, 2011, while in the year ended December 31, 2010 we received $85,000.

Net cash used in financing activities was $26.8 million in the year ended December 31, 2009. We paid $5.4 million related to repurchases of 2.1 million shares of our common stock and had net repayments on the 2007 Revolving Loan Facility of $19.0 million. Additionally, in July 2009, the Company incurred an aggregate of approximately $615,000 in fees and expenses related to an amendment to the 2007 Senior Credit Facility. In both years ended December 31, 2010 and 2009, we made principal payments of $1.9 million on our 2007 Term Loan Facility.

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into the 2011 Senior Credit Facility. The 2011 Senior Credit Facility consists of the 2011 Term Loan Facility and the 2011 Revolving Loan Facility. The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0%, or $3.0 million. The proceeds were used to pay off amounts outstanding under the 2007 Senior Credit Facility, to pay the redemption price for all of our outstanding Senior Discount Notes, and to pay related fees and expenses. None of the revolving facility was drawn as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

The $3.0 million OID was recorded as a contra-liability to “Long-term debt” on the accompanying consolidated balance sheet, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of December 31, 2011 was $2.8 million.

As of December 31, 2011, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $9.6 million. The unutilized portion of the 2011 Revolving Loan Facility as of December 31, 2011 was $40.4 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5% (each as defined in the 2011 Senior Credit Facility). The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of December 31, 2011, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750,000 per quarter. However, if, as of the last day of any fiscal quarter of TSI Holdings (commencing with the fiscal quarter ended September 30, 2011), the total leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3.75 million, or 1.25% of principal per quarter. As of December 31, 2011, TSI, LLC had a total leverage ratio of 3.07:1.00 and TSI, LLC will be required to make a principal payment of $3.75 million on March 31, 2012. As of December 31, 2011, we had made $8.3 million in principal payments.

The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio (as defined) of no greater than 4.75:1.00 as of December 31, 2011, with a step-down of 0.25 in the next quarter arriving at a total leverage ratio requirement of 4.50:1.00 or less effective as of March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of December 31, 2011 with a total leverage ratio of 3.07:1.00 and an interest coverage ratio of 3.80:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined in the 2011 Senior Credit Facility, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation was performed as of December 31, 2011 and resulted in a payment of $16.5 million to be made with cash on hand on March 31, 2012, which is recorded as current portion of long-term debt on the December 31, 2011 consolidated balance sheet.

As of December 31, 2011, the 2011 Term Loan Facility has a balance of $289.0 million, net of the unamortized OID.

Debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which, $7.3 million is being amortized as interest expense, and are included in “Other assets” in the accompanying consolidated balance sheets. Unamortized loan costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777,000 of costs related to the 2011 Senior Credit Facility were written off on May 11, 2011 and are included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entering into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164.0 million. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014 and August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of this date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447,000 and fees related to the letters of credit of $27,000. The total cash paid in connection with this repayment was $164.5 million as of May 11, 2011 with no early repayment penalty. We determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. As of May 11, 2011, we recorded refinancing charges of approximately $634,000, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility was used to pay the remaining principal amount on the Senior Discount Notes of $138.45 million plus a call premium of 1.833% of the principal amount thereof totaling approximately $2.5 million and accrued interest of $5.5 million. The accrued interest included interest through May 11, 2011 of $4.2 million, plus 30 days of additional interest of $1.3 million, representing the interest charge during the 30 day notification period. We determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. As of May 11, 2011, we wrote-off unamortized deferred financing costs of approximately $916,000 related to the redemption of the Senior Discount Notes, which is included in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Financial Instruments

In our normal operations, we are exposed to market risks relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows we may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and we only use commonly traded instruments. Currently, we only enter into derivatives relating to the variability of cash-flow from interest rate fluctuations.

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

On July 1, 2011, we entered into an interest rate swap arrangement which effectively converted $150,000, of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by ASC 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our consolidated financial statements as of and for the year ended December 31, 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

As of December 31, 2011, we were in compliance with our debt covenants in the 2011 Senior Credit Facility and given our operating plans and expected performance for 2012, we expect we will continue to be in compliance during 2012. These covenants may limit TSI, LLC’s ability to incur additional debt. As of December 31, 2011, permitted borrowing capacity of $50.0 million was not restricted by the covenants.

As of December 31, 2011, we had $47.9 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2011, $30.0 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.

Consolidated Debt

As of December 31, 2011, our total consolidated debt was $291.8 million. This substantial amount of debt could have significant consequences, including:

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

We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2012. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2012. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2011 were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$291,750	$25,507	$6,000	$6,000	$254,243
Interest payments on long-term debt(1)	121,312	19,939	37,439	35,751	28,183
Operating lease obligations(2)	719,463	83,388	159,622	145,223	331,230

Total contractual cash obligations	$1,132,525	$128,834	$203,061	$186,974	$613,656

Notes:

(1)	Based on interest rates on the 2011 Term Loan Facility as of December 31, 2011.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. The Company is unable to estimate the timing of payments for these items.

In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $38.3 million at December 31, 2011, as compared with $22.9 million at December 31, 2010. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for the Company’s business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $40.8 million and $35.1 million at December 31, 2011 and December 31, 2010, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Since July 1, 2010, this estimated average membership life was 27 months. Effective as of July 1, 2011, the estimated average membership life was increased to 28 months and, effective October 1, 2011, the estimated average membership life was increased to 29 months. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. The increase in joining fees and our cash balance has increased the working capital deficit. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2011 Senior Credit Facility. We believe that these sources will be sufficient to cover such deficit.

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

Our most significant assumptions and estimates relate to estimated membership life, the allocation and fair value ascribed to fixed and intangible assets, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, legal contingencies, estimated self-insurance reserves, and valuation of deferred income taxes.

Estimated membership life.    Our one-time member joining fees and a portion of related direct expenses, up to the amount of deferred joining fees, are deferred and recognized on a straight-line basis in operations over the estimated membership life of 29 months. This estimated membership life was the result of increases in actual membership retention experienced by us and was adjusted from 27 months to 28 months in April 2011 and from 28 months to 29 months in October 2011. This estimated membership life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease accordingly.

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

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The Company has one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have any goodwill as of December 31, 2011. The carrying value of goodwill was allocated to the Company’s reporting units pursuant to FASB guidance.

As of February 28, 2011 and 2010, the Company performed its annual impairment test of goodwill. The February 28, 2011 and 2010 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. The Company may decide to complete an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company.

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

Valuation of interest-rate swap.    In accordance with FASB fair value measurement guidance, we determine the fair value of our interest-rate swap using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. See Note 9 — Derivative Financial Instruments to our consolidated financial statements in this Annual Report.

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

Deferred income taxes.    As of December 31, 2011, our net deferred tax assets totaled $40.0 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2010 and 2009, the Company incurred losses and returned to profitability in 2011. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2012. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has federal net operating loss carry-forwards and some small net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss forward in Rhode Island due to the short carry forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2012 and beyond, a valuation allowance against the deferred tax assets may be required in the future. In addition, with exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as federal taxable income. Because the captive insurance company will be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the federal tax analysis above.

FASB guidance related to accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had a material impact on our results of operations or financial condition. Should there be continuing periods of high inflation in the future, the Company’s results of operations or financial condition would be exposed to the effects of inflation, such as higher rents for our leases under escalation terms based on the consumer price index and higher interest expense on our variable rate debt.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our debt consists of both fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. Effective July 13, 2011, we had entered into an interest rate swap with a notional amount totaling $150.0 million to hedge one-half of our variable rate debt to a fixed rate. Changes in the fair value of these derivatives will be recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of December 31, 2011, a hypothetical 100 basis point interest increase would not have affected interest expense for the year ended December 31, 2011 as the variable rate debt contains a Eurodollar floor of 1.5%. As of December 31, 2011, we had $291.8 million outstanding on the 2011 Term Loan Facility.

For additional information concerning the terms of our 2011 Term Loan Facility, see Note 8 — Long-Term Debt to our consolidated financial statements in this Annual Report.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued its written attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report included following the signature page hereto, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting:    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 27, 2012, the Company announced that Martin J. Annese, the Company’s Chief Operating Officer, will be leaving, effective May 11, 2012, to spend more time with his family. During the period through his departure date, Mr. Annese will continue to perform his duties and assist with the transition. The Company will be conducting a search for his replacement.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2011 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Deadline for Receipt of Stockholder Proposals.”

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

The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2011 Fiscal Year.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	2,008,706	$5.40	613,988
Equity compensation plans not approved by security holders	—	—	—

Total	2,008,706	$5.40	613,988

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the following section of the Proxy Statement: “Ownership of Securities.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.    Exhibits And Financial Statements

(a)    Financial Statements

(1)    Financial statements filed as part of this report:

(2)    Financial Statements Schedules:

The schedules have been omitted because they are not applicable or the required information has been included inthe financial statements or notes thereto.

(3)    Exhibits. See Item 15(b) below.

(b)    Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-39 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ ROBERT GIARDINA
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ ROBERT GIARDINA Robert Giardina	Chief Executive Officer (principal executive officer), President and Director	February 27, 2012

By:	/s/ DANIEL GALLAGHER Daniel Gallagher	Chief Financial Officer (principal financial and accounting officer)	February 27, 2012

By:	/s/ KEITH ALESSI Keith Alessi	Director	February 27, 2012

By:	/s/ PAUL ARNOLD Paul Arnold	Director	February 27, 2012

By:	/s/ BRUCE BRUCKMANN Bruce Bruckmann	Director	February 27, 2012

By:	/s/ RICE EDMONDS Rice Edmonds	Director	February 27, 2012

By:	/s/ THOMAS J. GALLIGAN III Thomas J. Galligan III	Director	February 27, 2012

By:	/s/ KEVIN MCCALL Kevin McCall	Director	February 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Town Sports International Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 27, 2012

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
	(All figures in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,880	$38,803
Accounts receivable, net	5,857	5,258
Inventory	290	217
Prepaid corporate income taxes	73	7,342
Prepaid expenses and other current assets	10,599	13,213

Total current assets	64,699	64,833
Fixed assets, net	286,041	309,371
Goodwill	32,799	32,794
Intangible assets, net	—	44
Deferred tax assets, net	40,000	41,883
Deferred membership costs	10,117	5,934
Other assets	15,886	9,307

Total assets	$449,542	$464,166

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$25,507	$14,550
Accounts payable	9,180	4,008
Accrued expenses	26,575	27,477
Accrued interest	950	6,579
Deferred revenue	40,822	35,106

Total current liabilities	103,034	87,720
Long-term debt	263,487	301,963
Deferred lease liabilities	65,119	67,180
Deferred revenue	5,338	3,166
Other liabilities	12,210	11,082

Total liabilities	449,188	471,111
Contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $.001 par value; issued and outstanding 23,040,881 and 22,667,650 shares at December 31, 2011 and December 31, 2010, respectively	23	23
Additional paid-in capital	(19,934)	(21,788)
Accumulated other comprehensive income	1,251	2,121
Retained earnings	19,014	12,699

Total stockholders’ equity (deficit)	354	(6,945)

Total liabilities and stockholders’ equity (deficit)	$449,542	$464,166

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(All figures in thousands except share and per share data)
Revenues:
Club operations	$462,051	$457,626	$480,731
Fees and other	4,890	4,761	4,661

	466,941	462,387	485,392

Operating Expenses:
Payroll and related	177,528	185,583	193,891
Club operating	176,463	174,135	178,854
General and administrative	25,799	28,773	31,587
Depreciation and amortization	51,536	52,202	56,533
Impairment of fixed assets	—	3,254	6,708
Impairment of internal-use software	—	—	10,194

	431,326	443,947	477,767

Operating income	35,615	18,440	7,625
Loss on extinguishment of debt	4,865	—	—
Interest expense	24,274	21,158	20,972
Interest income	(147)	(145)	(3)
Equity in the earnings of investees and rental income	(2,391)	(2,139)	(1,876)

Income (loss) before provision (benefit) for corporate income taxes	9,014	(434)	(11,468)
Provision (benefit) for corporate income taxes	2,699	(144)	(5,800)

Net income (loss)	$6,315	$(290)	$(5,668)

Earnings (loss) per share:
Basic	$0.28	$(0.01)	$(0.25)
Diluted	$0.27	$(0.01)	$(0.25)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	22,828,031	22,634,233	22,720,935
Diluted	23,423,797	22,634,233	22,720,935

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders’ Equity (Deficit)
	($.001 par)				Retained Earnings
	Shares	Amount
	(All figures in thousands except share and per share data)
Balance at January 1, 2009	24,627,779	25	(18,980)	1,070	18,657	772
Repurchase of common stock	(2,095,613)	(2)	(5,353)	—	—	(5,355)
Stock option exercises	22,400	—	36	—	—	36
Common stock grants	25,133	—	70	—	—	70
Restricted stock grants	23,500	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,634	—	—	1,634
Tax benefit from stock option exercises	—	—	21	—	—	21
Other comprehensive loss:
Net loss	—	—	—	—	(5,668)	(5,668)
Foreign currency translation adjustment	—	—	—	257	—	257

Total comprehensive loss						(5,411)

Balance at December 31, 2009	22,603,199	23	(22,572)	1,327	12,989	(8,233)
Stock option exercises	40,243	—	85	—	—	85
Common stock grants	26,708	—	85	—	—	85
Cancellation of options	—	—	(621)	—	—	(621)
Forfeiture of restricted stock	(2,500)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,251	—	—	1,251
Tax shortfall from stock option exercises	—	—	(16)	—	—	(16)
Other comprehensive income:
Net loss	—	—	—	—	(290)	(290)
Foreign currency translation adjustment	—	—	—	794	—	794

Total comprehensive income						504

Balance at December 31, 2010	22,667,650	23	(21,788)	2,121	12,699	(6,945)
Stock option exercises	164,435	—	479	—	—	479
Common stock grants	27,297	—	151	—	—	151
Restricted stock grants	188,999	—	—	—	—	—
Cancellation of options	—	—	(37)	—	—	(37)
Forfeiture of restricted stock	(7,500)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,261	—	—	1,261
Other comprehensive income:
Net income	—	—	—	—	6,315	6,315
Derivative financial instruments	—	—	—	(741)	—	(741)
Foreign currency translation adjustment	—	—	—	(129)	—	(129)

Total comprehensive income						5,445

Balance at December 31, 2011	23,040,881	23	(19,934)	1,251	19,014	354

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(All figures in thousands)
Cash flows from operating activities:
Net income (loss)	$6,315	$(290)	$(5,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	51,536	52,202	56,533
Impairment of fixed assets	—	3,254	6,708
Impairment of internal-use software	—	—	10,194
Loss on extinguishment of debt	4,865	—	—
Call premium on redemption of Senior Discount Notes	(2,538)	—	—
Amortization of debt discount	244	—	—
Amortization of debt issuance costs	1,127	1,011	896
Non-cash interest expense on Senior Discount Notes	—	—	1,203
Write-off of deferred financing costs	—	—	100
Noncash rental expense, net of non-cash rental income	(3,663)	(5,552)	(2,494)
Compensation expense incurred in connection with stock options and common stock grants	1,412	1,336	1,704
Decrease (increase) in deferred tax asset	1,886	8,643	(8,315)
Net change in certain operating assets and liabilities	19,129	(8,243)	3,262
(Increase) decrease in deferred membership costs	(4,183)	145	8,383
Landlord contributions to tenant improvements	711	100	4,817
(Decrease) increase in insurance reserves	(1,679)	(1,119)	601
Other	(277)	(249)	(1,683)

Total adjustments	68,570	51,528	81,909

Net cash provided by operating activities	74,885	51,238	76,241

Cash flows from investing activities:
Capital expenditures	(30,907)	(22,035)	(49,277)

Net cash used in investing activities	(30,907)	(22,035)	(49,277)

Cash flows from financing activities:
Proceeds from 2011 Senior Credit Facility, net of original issue discount	297,000	—	—
Debt issuance costs	(8,065)	—	—
Repayment of 2007 Term Loan Facility	(178,063)	(1,850)	(1,850)
Repayment of Senior Discount Notes	(138,450)	—	—
Principal payments on 2011 Term Loan Facility	(8,250)	—	—
Proceeds from borrowings on Revolving Loan Facility	—	—	86,000
Repayment of borrowings on Revolving Loan Facility	—	—	(105,000)
Costs related to deferred financing	—	—	(615)
Repurchase of common stock	—	—	(5,355)
Proceeds from stock option exercises	479	85	36
Tax benefit from stock option exercises	—	—	21

Net cash used in financing activities	(35,349)	(1,765)	(26,763)

Effect of exchange rate changes on cash	448	607	158

Net increase in cash and cash equivalents	9,077	28,045	359
Cash and cash equivalents beginning of period	38,803	10,758	10,399

Cash and cash equivalents end of period	$47,880	$38,803	$10,758

Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(591)	$(951)	$222
(Increase) decrease in inventory	(74)	9	(80)
Decrease (increase) in prepaid expenses and other current assets	3,493	(2,532)	2,260
Increase (decrease) in accounts payable, accrued expenses and accrued interest	864	(419)	2,135
Change in prepaid corporate income taxes and corporate income taxes payable	7,320	(6,016)	6,895
Increase (decrease) in deferred revenue	8,117	1,666	(8,170)

Net change in certain working capital components	$19,129	$(8,243)	$3,262

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

1.	Basis of Presentation

As of December 31, 2011, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”) comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

Certain reclassifications were made to the reported amounts for the years ended December 31, 2010 and December 31, 2009 to conform to the presentation for the years ended December 31, 2010 and 2011.

2.	Correction of an Accounting Error

The results for the year ended December 31, 2011 include the correction of an accounting error that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. This adjustment resulted in the recognition of an income tax benefit in 2011 of $343 that relates to calculation of state net operating loss that arose in the year ended December 31, 2010. The Company does not believe that this error correction is material to the current or prior reporting periods.

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

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over an estimated membership life of 29 months. During the year ended December 31, 2009 the estimated member life decreased from 30 months to 24 months due to unfavorable trends in membership retention rates and therefore considerable increases in membership attrition rates. These trends primarily resulted from pressures and declines in consumer

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

confidence and economic growth. In the second half of 2010, the economy began to recover and consumer confidence stabilized. The Company began to see improvement in membership retention, and in July 2010 the Company increased its estimated member life to 27 months where it remained for the duration of the year. In the year ended December 31, 2011, the economy stabilized further and favorable membership retention rates continued. As a result, the Company’s estimated average membership life increased to 28 months in July 2011, and to 29 months in October 2011. In particular, the membership retention trend for the Company’s pool of members that joined over the last 15 to 24 months has increased. The Company will continue to monitor attrition trends on a quarterly basis and adjust this estimated average membership life accordingly.

The Company tracks the estimated membership life of restricted members separately from regular members. Until the fourth quarter of 2011, there was a lack of sufficient historical data to statistically determine an estimated average membership life for these restricted members and therefore the Company was using the same estimated average membership life for this population as that of our regular members. Our restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced in September 2011. The Company now believes the estimated average membership life of a restricted student member is 24 months using historical data from April 2010 through December 31, 2011. The Company will continue to monitor attrition trends of students on a quarterly basis and adjust this estimated average membership life accordingly.

Prior to October 1, 2009, the Company was also deferring a percentage of salaries and related benefits payable to membership consultants over the estimated membership life (See Note 2 — Correction of Accounting Errors previously disclosed in the Company’s 2010 Annual Report). Deferred membership costs were $10,117 and $5,934 at December 31, 2011 and 2010, respectively. The amount of costs deferred does not exceed the related deferred revenue for the periods presented and therefore the decrease in deferred joining fee revenue resulted in a decrease in related deferred membership costs.

Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount collected for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2011 the Company had approximately $12,068 of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. For three of our jurisdictions, the Company concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions are not escheatable. As a result, the Company removed approximately $2,697 from deferred revenue, of which approximately $570 related to expired sessions that would have been recognized the year ended December 31, 2010, and recorded such amount as personal training revenue in the fourth quarter of 2010.

The Company charges Core members $9.50 per visit to use non-home clubs at any hour. Prior to November 1, 2011, the Company charged $7.50 per visit. Gold members can elect to pay this fee to use non-home clubs during peak hours and restricted members can elect to pay this fee if using a club during peak hours. Revenue related to this fee is recognized immediately as Club operations revenue on the consolidated statement of operations. In the years ended December 31, 2011 and 2010, the Company recognized $2.0 million and $1.7 million in revenue related to these fees, respectively.

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

In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $3,590 and $3,540 as of December 31, 2011 and 2010, respectively, pursuant to various state consumer protection laws.

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2011, 2010 and 2009 totaled $5,999, $6,690 and $7,664, respectively and are included in club operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2011 and 2010, $272 of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.

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

Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the consolidated balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,791 and $2,838 as of December 31, 2011 and December 31, 2010, respectively.

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

Lease termination penalties are recognized using the undiscounted cash flow method. In the year ended December 31, 2009, the Company recorded approximately $1,305 in lease termination penalties. The Company did not incur any lease termination penalties recorded in the years ended December 31, 2011 or 2010.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the Company’s membership base and was $8,297 and $7,823 at December 31, 2011 and 2010, respectively, before allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a member’s ability to pay.

Following are the changes in the allowance for doubtful accounts for the years December 31, 2011, 2010 and 2009:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2011	$2,565	$6,698	$(6,823)	$2,440
December 31, 2010	$2,410	$5,923	$(5,768)	$2,565
December 31, 2009	$3,001	$6,273	$(6,864)	$2,410

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

Intangible Assets and Debt Issuance Costs

Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are amortized over the estimated membership life, or 24 to 30 months historically, and covenants-not-to-compete are amortized over the contractual life, generally one to five years. The beneficial lease is being amortized over the remaining life of the underlying club lease. All membership lists and the beneficial lease were fully amortized as of December 31, 2011.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to ten years, using the interest method. Amortization of debt issue costs was $1,127, $1,011 and $896, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Goodwill represents the excess of consideration paid over the fair value of the net identifiable business assets acquired in the acquisition of a club or group of clubs. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company’s impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs this analysis annually as of the last day of February.

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $5,000 as of December 31, 2011.

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

The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, insurance reserves, legal contingencies and the average estimated membership life.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. FASB guidance related to accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. In December 2009, the Company decided that the cumulative earnings of the Swiss clubs could be invested in the United States. Accordingly, in accordance with ASC 740-30, Income Taxes, the Company has recognized deferred tax liabilities since 2009 in relation to the U.S. taxes on the total cumulative earnings of the Swiss clubs.

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2011	2010	2009
Cash paid
Interest (net of amounts capitalized)	$28,953	$20,157	$12,797
Income taxes	$617	$3,311	$6,007
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	$1,645	$4,392	$2,047
See Note 8 for additional noncash financing activities

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including changes in the fair value of the Company’s derivative financial instrument and foreign currency translation adjustments. The Company presents accumulated other comprehensive income in its consolidated statements of stockholders’ equity (deficit).

The Company uses a derivative financial instrument, to limit exposure to changes in interest rates on the 2011 Term Loan Facility. The derivative financial instrument is recorded at fair value on the balance sheet and

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the fair value are either recognized in accumulated other comprehensive income (a component of shareholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument has been designated as a 100% effective cash flow hedge. See Note 9 — Derivatives for more information on the Company’s risk management program and derivatives.

At December 31, 2011, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ equity (deficit). The effect of foreign exchange translation adjustments was ($129), $794 and $257 for the years ended December 31, 2011, 2010 and 2009, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2011, $29,794 of the cash balance of $47,880 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

The counterparties to the Company’s interest rate swap is a major banking institution with a credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2011	2010	2009
Weighted average number of common share outstanding — basic	22,828,031	22,634,233	22,720,935
Effect of diluted stock options	595,766	—	—

Weighted average number of common shares outstanding — diluted	23,423,797	22,634,233	22,720,935

Earnings (loss) per share:
Basic	$0.28	$(0.01)	$(0.25)
Diluted	$0.27	$(0.01)	$(0.25)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2011, 2010 and 2009, we did not include options and restricted stock awards totaling 672,589, 2,164,485 and 1,880,798 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

For the years ended December 31, 2010 and 2009, there was no effect of diluted stock options and restricted common stock on the calculation of diluted earnings per share as the Company had a net loss for these periods.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the date of the grant.

In December 2007, the SEC issued guidance regarding the use of a “simplified” method, as discussed in previous guidance in developing an estimate of expected term of “plain vanilla” share options. In particular, the staff indicated in the previous guidance that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time this was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company continued to use the simplified method for share options and warrants as all options issued since the Company’s Initial Public Offering (“IPO”) in June of 2006 can be considered “plain vanilla” options and through the year ended December 31, 2011.

The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions:

Common	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Date of Grant
2009 Grants	2.5%	6 years	84%	—	$1.58
2010 Grants	2.0%	6 years	81%	—	$2.03
2011 Grants	2.6%	6 years	79%	—	$2.74

The weighted average expected option term reflects the application of the simplified method set out in the FASB ASC 718-10-S99, topic 14 issued by the Securities and Exchange Commission (“SEC”), which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility percentages for grant years 2009, 2010 and 2011 were based on the daily historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recent Accounting Pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance became effective during the first quarter of 2011. This accounting guidance did not have a material impact on our financial position or results of operations.

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

In September 2011, the FASB issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of their reporting units is less than its carrying value. If the Company concludes that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The update is not expected to have an impact on the Company’s financial statements.

5.     Fixed Assets

Fixed assets as of December 31, 2011 and 2010 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2011	2010
Leasehold improvements	$499,907	$488,180
Club equipment	96,014	95,950
Furniture, fixtures and computer equipment	52,092	48,510
Computer software	15,261	13,550
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	4,793	7,744

	674,048	659,915
Less: Accumulated depreciation and amortization	(388,007)	(350,544)

	$286,041	$309,371

Depreciation and leasehold amortization expense for the years ended December 31, 2011, 2010 and 2009, was $51,491, $52,097 and $56,271, respectively.

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

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value, calculated using discounted cash flows, is recognized. In the year ended December 31, 2011, the Company tested 18 underperforming clubs and no impairments were found. The 18 clubs had an aggregate of $30,604 of net leasehold improvements and furniture and fixtures remaining as of December 31, 2011. The Company tested 18 clubs during the year ended December 31, 2011, and as memberships and earnings continued to improve across the Company, the number of clubs requiring testing declined during the year with six clubs being tested in the quarter ended December 31, 2011. The Company will continue to monitor the results and changes in expectations of these clubs closely in the year ending December 31, 2012 to determine if fixed asset impairment is necessary. In the year ended December 31, 2010, the Company recorded a total of $1,570 of impairment charges at three clubs.

In addition, in the year ended December 31, 2010, the company recorded impairment charges of $1,684 related to the planned closure of a club prior to its lease expiration date.

In 2008, the Company entered into an agreement with a vendor to develop a new enterprise management software system, GIMS which was planned to be implemented in 2010. The Company had capitalized $10,194 for costs incurred related to this project in accordance with ASC 350-40, Internal-Use Software. In September 2009, the Company commenced litigation against this vendor, alleging, among other things, breach of contract. In connection with this litigation, development of this software project ceased during the third quarter of 2009. It was determined that it was not probable that the Company would continue with the development of this software. As a result, in accordance with ASC 350-40, the Company impaired the balance of the project as of December 31, 2009 of $10,194 to its implied fair value of zero.

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

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of December 31, 2011, the BSC, WSC and PSC regions do not have goodwill balances.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February, 28 2011 and 2010, the Company performed its annual impairment test. The February 28, 2011 and 2010 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

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

If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing as of February 29, 2012 or subsequent to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no events triggering a review of goodwill as of December 31, 2011. The February 28, 2011 impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. As of February 28, 2011, the estimated fair value of NYSC was 49% greater than book value and the estimated fair value of SSC was 79% greater than book value.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill from January 1, 2010 through December 31, 2011 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2010
Goodwill	$31,403	$15,766	$1,096	$3,982	$52,247
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,096	137	32,636
Changes due to foreign currency exchange rate fluctuations	—	—	158	—	158

Balance as of December 31, 2010
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Balance as of December 31, 2011
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)
Changes due to foreign currency exchange rate fluctuations	—	—	5	—	5

	$31,403	$—	$1,259	$137	$32,799

Intangible assets as of December 31, 2011 and 2010 are as follows:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Covenants-not-to-compete	$1,508	$(1,508)	$—

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Covenants-not-to-compete	$1,508	$(1,464)	$44

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $44, $105 and $262, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Accrued payroll	$9,773	$8,952
Accrued construction in progress and equipment	1,471	4,188
Accrued occupancy costs	5,656	4,766
Accrued insurance claims	3,673	3,371
Accrued other	6,002	6,200

	$26,575	$27,477

8.	Long-Term Debt

Long-term debt as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
2011 Term Loan Facility	$291,750	$—
2007 Term Loan Facility	—	178,063
Senior Discount Notes	—	138,450

	291,750	316,513
Less: Unamortized discount	(2,756)	—
Less: Current portion due within one year	(25,507)	(14,550)

Long-term portion	$263,487	$301,963

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2012	$25,507
2013	3,000
2014	3,000
2015	3,000
2016	3,000
Thereafter	254,243

$291,750

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300,000 term loan facility (“2011 Term Loan Facility”), and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The proceeds were used to pay off amounts outstanding under the 2007 Senior Credit Facility, to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014 (the “Senior Discount Notes”), and to pay related fees and expenses. None of

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the revolving facility was drawn upon as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

The $3,000 OID is recorded as a contra-liability to Long-Term debt on the accompanying consolidated balance sheet as of December 31, 2011, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of December 31, 2011 is $2,756.

As of December 31, 2011, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $9,587. The unutilized portion of the 2011 Revolving Loan Facility as of December 31, 2011 was $40,413.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5%, each as defined in the 2011 Senior Credit Facility. The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of December 31, 2011, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter and repaid principal of $750 on December 31, 2011 accordingly. If, as of the last day of any fiscal quarter of TSI Holdings (commencing with the fiscal quarter ending September 30, 2011), the total leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal per quarter. As of December 31, 2011, TSI, LLC had a total leverage ratio of 3.07:1.00 and TSI, LLC will be required to make a principal payment of $3,750 on March 31, 2012. As of December 31, 2011, the Company had paid $8,250 of the outstanding principal on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.75:1.00 as of December 31, 2011, with a step-down of 0.25 in the quarter ending March 31, 2012, arriving at a total leverage ratio requirement of 4.50:1.00 or less effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00 to 1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of December 31, 2011 with a total leverage ratio of 3.07:1.00 and an interest coverage ratio of 3.80:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined in the 2011 Senior Credit Facility, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25%

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation was performed as of December 31, 2011 and as a result a principal payment of $16,507 will be made with cash on hand on March 31, 2012. As of December 31, 2011, the 2011 Term Loan Facility has a balance of $288,994, net of the unamortized OID.

Debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which, $7,288 is being amortized as interest expense, and are included in “Other assets” in the accompanying balance sheets. Unamortized loan costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in “Loss on extinguishment of debt” in the accompanying statements of operations.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164,001. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of this date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447 and fees related to the letters of credit of $27. The total cash paid in connection with this repayment was $164,475 as of May 11, 2011 with no early repayment penalty. The Company determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, the Company recorded refinancing charges of approximately $634, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations.

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138,450 plus a call premium of 1.833% of the principal amount thereof totaling approximately $2,538 and accrued interest of $5,457. The accrued interest included interest through May 11, 2011 of $4,188, plus 30 days of additional interest of $1,269, representing the interest charge during the 30 day notification period. The Company determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, the Company wrote-off unamortized deferred financing costs of approximately $916 related to the redemption of the Senior Discount Notes, which is included in “Loss on extinguishment of debt” in the accompanying consolidated statements of operations.

Fair Market Value

Based on quoted market prices, the 2011 Senior Credit Facility had a fair value of approximately $288,833 at December 31, 2011. The Senior Discount Notes and the 2007 Term Loan Facility had a fair value of approximately $137,066 and $168,270, respectively at December 31, 2010. As of December 31, 2011 and 2010, there was no outstanding 2011 Revolving Loan Facility or 2007 Revolving Loan Facility borrowings.

In July 2011, we entered into an interest rate swap agreement effectively converting the variable rate on half of our long-term borrowings to a three-year fixed rate. See Note 9 — Derivative Financial Instruments.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Interest costs expensed	$24,274	$21,158	$20,972
Interest costs capitalized	176	16	73

Total interest expense and amounts capitalized	$24,450	$21,174	$21,045

9.	Derivative Financial Instruments

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

On July 1, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000, of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s consolidated financial statements as of and for the year ended December 31, 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

Accounting guidance on fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2011	$1,342	$—	$1,342	$—

No ineffectiveness was experienced in the above-noted cash flow hedge during the year ended December 31, 2011. The swap contract liability of $1,342 was recorded as a component of other liabilities with the offset to accumulated other comprehensive income ($741, net of taxes) on the accompanying consolidated balance sheet as of December 31, 2011.

The Company does not expect that any derivative losses included in accumulated other comprehensive income at December 31, 2011 will be reclassified into earnings within the next 12 months.

10.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $2,187 as of December 31, 2011.

The leases expire at various times through November 30, 2029 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as CPI, and fair market value adjustments. In the next five years, or the period from January 1, 2012 through December 31, 2016, the Company has leases for 10 club locations that are due to expire without any renewal options, three of which will expire in 2012, and 48 club locations that are up for renewal option consideration.

In the year ended December 31, 2009, the Company recorded early lease termination costs of $1,305 related to five club closures prior to their lease expiration dates. There were no early lease termination costs in the years ended December 31, 2011 or 2010.

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum Annual Rental
Year Ending December 31,
2012	$83,388
2013	81,115
2014	78,507
2015	75,237
2016	69,986
Aggregate thereafter	331,230

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2011, 2010 and 2009 was $112,055, $111,150 and $109,209, respectively. Such amounts include non-base rent items of $20,788, $20,869 and $20,459, respectively.

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

Minimum Annual Rental
Year Ending December 31,
2012	$3,748
2013	2,558
2014	2,298
2015	2,248
2016	2,097
Aggregate thereafter	25,914

Rental income, including non-cash rental income, for the years ended December 31, 2011, 2010 and 2009 was $4,612, $4,718 and $4,740, respectively. Such amounts include additional rental charges above the base rent of $488, $544 and $474, respectively. We own the building at one of our club locations which houses a rental tenant that generated $1,968, $1,968 and $1,970 of rental income for the years ended December 31, 2011, 2010 and 2009, respectively.

11.	Stockholders’ Equity (Deficit)

a.    Capitalization

The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).

b.    Common Stock Options

Grants vest in full at various dates between June 1, 2010 and November 1, 2014. The vesting of certain grants will be accelerated in the event that certain defined events occur including the sale of the Company. The term of each grant is generally ten years.

As of December 31, 2011, 2010 and 2009, a total of 1,180,004, 908,857 and 719,923 Common Stock options were exercisable, respectively.

At December 31, 2011, the Company had 89,320 and 1,919,386 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Incentive Plan, respectively. The total compensation expense related to options, classified within payroll and related on the consolidated statements of income, related to these plans was $1,122, $1,220 and $1,562 for the years ended December 31, 2011, 2010 and 2009, respectively, and the related tax benefit was $418, $531 and $670 for the years ended December 31, 2011, 2010 and 2009, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. An amendment to the 2006 Plan to increase the aggregate number of shares issuable under the plan by 500,000 shares to 3,000,000 shares was unanimously adopted by the Board of Directors on March 1, 2011, and approved by stockholders at the Annual Meeting of Stockholders on May 12, 2011. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. As of December 31, 2011, there were 613,988 shares available to be issued under the 2006 Plan.

The following table summarizes the stock option activity for the years ended December 31, 2009, 2010 and 2011:

	Common	Weighted Average Exercise Price
Balance at January 1, 2009	1,881,560	$8.38
Granted	759,250	2.17
Exercised	(22,400)	1.61
Cancelled	(75,440)	11.36
Forfeited	(259,297)	8.97

Balance at December 31, 2009	2,283,673	6.23
Granted	429,500	2.88
Exercised	(40,243)	2.12
Cancelled	(236,184)	10.62
Forfeited	(196,489)	6.24

Balance at December 31, 2010	2,240,257	5.20
Granted	7,500	4.18
Exercised	(164,435)	2.91
Cancelled	(15,034)	11.40
Forfeited	(59,582)	2.58

Balance at December 31, 2011	2,008,706	$5.40

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option information as of December 31, 2011:

	Options Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Common
2003 grants	4,480	22 months	$10.29	4,480	$10.29
2004 amended and repriced 2003 grants	41,720	19 months	6.54	33,180	6.54
2005 grants	26,320	40 months	6.54	9,100	6.54
2006 grants	207,000	50 months	11.72	188,800	12.11
2007 grants	141,500	67 months	17.90	141,500	17.90
2008 grants	564,874	80 months	5.07	413,007	5.16
2009 grants	586,812	95 months	2.17	278,312	2.19
2010 grants	428,500	104 months	2.88	111,625	2.86
2011 grants	7,500	109 months	4.18	—	—

Total Grants	2,008,706	84 months	$5.40	1,180,004	$6.95

Options granted during the year ended December 31, 2011 to employees of the Company and members of the Company’s Board of Directors were as follows:

Date	Number of Options	Exercise Price	Black- Scholes Valuation	Date Aggregate Fair Value	Amount Expensed	Volatility	Dividend Yield	Free Interest Rate	Expected Term (Years)
February 1, 2011	7,500	$4.18	$2.74	$21	$4.7	79.17%	—%	2.60%	6.25

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows as of December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	2,008,706	$5.40	7.0	$6,660
Vested at December 31, 2011	1,180,004	$6.95	6.5	$3,133
Exercisable at December 31, 2011	1,180,004	$6.95	6.5	$3,133

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised their options on December 31, 2011. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes. The total intrinsic value of options exercised was $660 for the year ended December 31, 2011.

As of December 31, 2011, a total of $697 unrecognized compensation cost related to stock options is expected to be recognized, depending upon the likelihood that accelerated vesting targets are met in future periods, over a weighted-average period of 2.3 years.

c.    Common Stock Grants

Restricted Stock Grants

The following restricted stock grants were issued to employees of the Company in the year ended December 31, 2011.

Date	Number of Shares	Exercise Price	Grant Date Fair Value
March 1, 2011	64,000	$4.57	$292
October 31, 2011	124,999	$8.68	1,085

Total	188,999		$1,377

The total compensation expense, classified within payroll and related on the consolidated statements of operations, related to restricted stock grants was $138 and $31 for the years ended December 31, 2011 and 2010, respectively, and the related tax benefit was $52 and $13 for the years ended December 31, 2011 and 2010, respectively. The shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants. There were no restricted stock grants issued in the years ended December 31, 2010 or 2009.

The total unrecognized compensation expense of $1,193 is expected to be recognized through October 31, 2015.

Non-Restricted Stock Grants

For each of the quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, the Company issued non-restricted common stock grants to the Company’s Board of Directors. The total fair value of the shares issued was expensed upon the grant dates. Total shares issued were:

Date	Number of Shares	Exercise Price	Grant Date Fair Value
January 19, 2011	10,835	$4.16	$45
March 25, 2011	5,342	$4.68	25
June 24, 2011	3,714	$7.00	26
September 26, 2011	3,618	$7.60	27
December 23, 2011	3,788	$7.26	28

Total	27,297		$151

d.    Common Stock Repurchases

On April 29, 2008, the Board of Directors approved a plan to repurchase up to an aggregate of $25,000 of Common Stock. The repurchase program continued through December 31, 2009. The Company did not repurchase Common Stock during the years ended December 31, 2011 and 2010.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2009, the Company repurchased 2,095,613 shares of common stock at a cost of $5,355.

12.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2011, 2010 and 2009 are summarized below:

	Years Ended December 31,
	2011	2010	2009
Membership dues	$364,536	$363,429	$387,123
Joining fees	6,824	6,967	12,048
Personal training revenue	62,394	60,875	56,971
Other club ancillary revenue(1)	28,297	26,355	24,589

Total club revenue	462,051	457,626	480,731
Fees and other revenue(2)	4,890	4,761	4,661

Total revenue	$466,941	$462,387	$485,392

(1)	Other club ancillary revenue primarily consists of Small Group Training, Sports Clubs for Kids and racquet sports.

(2)	Fees and other revenue primarily consists of rental income, marketing revenue and management fees.

13.	Corporate Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31, 2011
	Federal	Foreign	State and Local	Total
Current	$—	$541	$187	$728
Deferred	2,348	—	(377)	1,971

	$2,348	$541	$(190)	$2,699

	Year Ended December 31, 2010
	Federal	Foreign	State and Local	Total
Current	$(7,819)	$179	$(479)	$(8,119)
Deferred	8,536	1	(562)	7,975

	$717	$180	$(1,041)	$(144)

	Year Ended December 31, 2009
	Federal	Foreign	State and Local	Total
Current	$2,178	$193	$144	$2,515
Deferred	(4,575)	—	(3,740)	(8,315)

	$(2,397)	$193	$(3,596)	$(5,800)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets, net consist of the following items:

	December 31,
	2011	2010
Deferred tax assets
Deferred lease liabilities	$14,592	$14,569
Deferred revenue	10,937	8,365
Deferred compensation expense incurred in connection with stock options	2,211	1,765
Federal and state net operating loss carry-forwards	28,396	4,879
Interest accretion	—	27,226
Accruals, reserves and other	7,106	6,004

	$63,242	$62,808
Deferred tax liabilities
Fixed assets and intangible assets	$18,707	$16,627
Deferred costs	4,353	2,563
Undistributed foreign earnings and other	100	1,290

	$23,160	$20,480

Gross deferred tax assets	40,082	42,328
Valuation allowance	(82)	(445)

Deferred tax assets, net	$40,000	$41,883

As of December 31, 2011, the Company has net deferred tax assets of $40,000. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability while in 2010 and 2009, the Company incurred losses. The Company expects to be profitable in 2012 and beyond. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2012. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2012 and beyond, a valuation allowance against the deferred tax assets may be required in the future. In addition, with the exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as federal. Because the captive insurance company will be discontinued, the assessment of realizability of the state deferred tax assets is consistent with the federal tax analysis above.

As of December 31, 2011, the Company has a federal net operating loss carry-forward of $54,914. Pursuant to ASC 718-740-25-10, the Company has not recorded the tax benefit and related deferred tax asset for the windfall portion of stock compensation tax deductions that either create a net operating loss carry-forward or increase a net operating loss carry-forward. As such, the amount of net operating loss carry-forwards for which a tax benefit would be recorded to additional paid-in capital when the tax benefit is realized is approximately $450 as of December 31, 2011.

As of December 31, 2011, Federal wage credit carry-forwards of $3,159, pre-apportioned state net operating loss carry-forwards of $467,325 and post-apportioned state net operating loss carry-forwards of $37,072. Such

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts expire between December 31, 2014 and December 31, 2031. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2011 will be realized with the exception of the aforementioned Rhode Island net operating loss.

The Company’s foreign pre-tax earnings related to the Swiss entity were $910, $767 and $829 for the years ended December 31, 2011, 2010 and 2009, respectively and the related current tax provisions were $541, $179 and $193, respectively. In 2011, the Company repatriated Swiss earnings through 2010. In connection with this dividend, the Company will be entitled to claim a foreign tax credit of $1,769 for federal income tax purposes which, due to the current year net operating loss carry-forward is reflected as a deferred tax asset. In accordance with ASC 740-30, the Company had recognized a deferred tax liability of $776 for the United States taxes on the total cumulative earnings of the Swiss clubs for the period 2010 and prior. That deferred tax liability was utilized and a new deferred tax liability of $100 has been recognized on the total cumulative earnings on the Swiss clubs for the years after 2010.

The results for the year ended December 31, 2011 include the correction of an accounting error that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2011, the Company identified that the valuation allowance that was created for the Rhode Island net operating loss as of December 31, 2010 did not include the effect of federal tax benefits of $156. Also, the Company’s deferred taxes associated for New York State MTA taxes was adjusted in the current year to properly include the effects of New York State and New York City income taxes and this amounted to a $187. Together, these two items created an income tax benefit of $343. This adjustment resulted in the recognition of an income tax benefit in 2011 of $343 that relates to the calculation of federal tax benefits from state net operating losses that arose in the year 2010. The Company does not believe that this error correction is material to the current or prior reporting periods.

The differences between the United States Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Federal statutory tax rate	35%	(35)%	(35)%
State and local income taxes, net of federal tax benefit	8	(9)	(9)
Change in state effective income tax rate	4	118	(2)
State tax benefit related to insurance premiums	(11)	(310)	(11)
State tax valuation allowance	—	100	—
Correction of an error	(4)	80	—
Foreign rate differential	—	—	(1)
Provision for undistributed earnings of non-U.S. subsidiaries	—	—	6
Other permanent differences	(2)	23	1

	30%	(33)%	(51)%

The 2011 effective tax rate of 30% on our pre-tax income was less than the United States federal statutory income tax rate primarily due to the state tax benefit related to insurance premiums and interest paid to the captive insurance company.

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

As of December 31, 2011, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. For each of the years ended December 31, 2011, 2010 and 2009, interest expense on unrecognized tax benefits was $53. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had accruals for interest or penalties as of December 31, 2011 and 2010 of $249 and $197, respectively. In 2012, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2012.

The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007), and New York City (2006, 2007, 2008). The Company has not been notified of any findings regarding any of these examinations.

14.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club , plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. Oral argument on the motions occurred on November 10, 2010. A decision is still pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, the Company intends to contest these cases vigorously. Depending upon the ultimate outcome, these matters may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, financial condition or cash flows.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions , a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. The motion is still pending. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment. The motion is pending. Other than these pending motions, the litigation is in the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against TSI White Plains, LLC (the “Tenant”) in the amount of approximately $700 including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the Tenant for the amount of approximately $488, under a limited guarantee of the Tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the Tenant, who has recorded a liability. TSI, LLC does not believe it is probable that it will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer.

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

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $225 and $221 were made in March 2011 and March 2010, respectively, for the Plan years ended December 31, 2010 and 2009, respectively. The Company expects to make an employer matching contribution of approximately $246 in March 2012 for the Plan year ended December 31, 2011.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(b)		(c)
Net revenue	$116,705	$118,285	$116,138	$115,813
Operating income	6,929	10,518	8,575	9,593
Net income (loss)	1,533	(410)	1,942	3,250
Earnings (loss) per share(a)
Basic	$(0.07)	$(0.02)	$0.09	$0.14
Diluted	$(0.07)	$(0.02)	$0.08	$0.14

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(d)	(e)		(f)
Net revenue	$117,759	$117,436	$113,127	$114,065
Operating income	2,798	2,463	4,067	9,112
Net income (loss)	(732)	(815)	(18)	1,275
Earnings (loss) per share(a)
Basic	$(0.03)	$(0.04)	$(0.00)	$0.06
Diluted	$(0.03)	$(0.04)	$(0.00)	$0.06

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.
(b)	Net loss and loss per share for the second quarter of 2011 include $4,173 and ($0.18), respectively comprised of the following: $2,769 loss on extinguishment of debt, net of tax in connection with the Company’s debt refinancing in May 2011; $855, net of tax, of incremental interest expense in connection with the Company’s debt refinancing in May 2011; and $549 of discrete income tax charges.
(c)	Net income and earnings per share for the fourth quarter of 2011 include $343 and $0.01, respectively, for the correction of an accounting error that resulted in an increase in benefit for corporate income taxes. Refer to note 2, Correction of an Accounting Error, for further details.
(d)	Net income and earnings per share for the first quarter of 2010 include $220 and ($0.01), respectively, for the effect of impairment of fixed assets, net of tax.
(e)	Net loss and loss per share for the second quarter of 2010 include $1,619 and ($0.07), respectively for the effect of impairment of fixed assets, net of tax.
(f)	Net revenue, net income and earnings per share for the fourth quarter of 2010 include $2,593, $1,442 and $0.06, respectively for the effect of the recognition of unused and expired personal training sessions in three of our jurisdictions.

Exhibit Index

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).

10.1	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).

10.2	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

10.3	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).

10.4	Credit Agreement, dated as of May 11, 2011, among Town Sports International, LLC, the Registrant, as a Guarantor, the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybanc National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.5	Subsidiaries Guaranty, dated as of May 11, 2011, among each of the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.6	Pledge Agreement dated as of May 11, 2011 among the Town Sports International, LLC, the Registrant each of the Pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.7	Security Agreement dated as of May 11, 2011 among the Town Sports International, LLC, the Registrant, each of the Assignors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.8	Interest Rate Swap Agreement, dated July 8, 2011, between Town Sports International, LLC and Deutsche Bank AG.(incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).

*10.9	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).

*10.10	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit No.	Description of Exhibit

*10.11	Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2011).

*10.12	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.13	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.14	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2007).

*10.15	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.16	Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.17	Amended and Restated 2006 Annual Performance Bonus Plan (incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed on March 30, 2010).

*10.18	Amended and Restated Non-Employee Director Compensation Plan Summary Effective May 25, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

*10.19	Offer Letter to David M. Kastin, Senior Vice President — General Counsel, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.20	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.21	Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

*10.22	Form of Executive Severance Agreement between the Registrant and each of Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.23	Form of Amendment to Executive Severance Agreement between the Registrant and each of Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.24	Form of Amended and Restated Executive Severance Agreement between the Registrant and each of Robert Giardina, Paul Barron and Scott Milford (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.25	Amendment dated March 1, 2011 to Executive Severance Agreement between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

*10.26	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase.

**101.LAB	XBRL Taxonomy Extension Label Linkbase.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.