Form 10-Q
period 2012-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2012-04-24
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2012, there were 23,185,267 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended March 31, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(All figures in thousands except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$42,391	$47,880
Accounts receivable (less allowance for doubtful accounts of $2,557 and $2,440 as of March 31, 2012 and December 31, 2011, respectively)	8,294	5,857
Inventory	163	290
Prepaid corporate income taxes	381	73
Prepaid expenses and other current assets	9,001	10,599

Total current assets	60,230	64,699
Fixed assets, net	275,884	286,041
Goodwill	32,843	32,799
Deferred tax assets, net	37,603	40,000
Deferred membership costs	10,867	10,117
Other assets	15,858	15,886

Total assets	$433,285	$449,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,800	$25,507
Accounts payable	6,930	9,180
Accrued expenses	22,052	26,575
Accrued interest	728	950
Deferred revenue	46,827	40,822

Total current liabilities	86,337	103,034
Long-term debt	259,034	263,487
Deferred lease liabilities	64,482	65,119
Deferred revenue	6,122	5,338
Other liabilities	12,004	12,210

Total liabilities	427,979	449,188
Contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 23,185,267 and 23,040,881 shares at March 31, 2012 and December 31, 2011, respectively	23	23
Additional paid-in capital	(18,930)	(19,934)
Accumulated other comprehensive income	1,349	1,251
Retained earnings	22,864	19,014

Total stockholders’ equity	5,306	354

Total liabilities and stockholders’ equity	$433,285	$449,542

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Club operations	$121,734	$115,592
Fees and other	1,178	1,113

	122,912	116,705

Operating Expenses:
Payroll and related	47,359	45,252
Club operating	45,131	44,102
General and administrative	5,933	7,420
Depreciation and amortization	12,860	13,002

	111,283	109,776

Operating income	11,629	6,929
Interest expense	5,931	5,582
Interest income	(10)	(71)
Equity in the earnings of investees and rental income	(588)	(644)

Income before provision for corporate income taxes	6,296	2,062
Provision for corporate income taxes	2,446	529

Net income	$3,850	$1,533

Earnings per share:
Basic	$0.17	$0.07
Diluted	$0.16	$0.07
Weighted average number of shares used in calculating earnings per share:
Basic	23,118,028	22,710,996
Diluted	23,840,907	23,073,147

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012 and 2011

(All figures in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Statements of Comprehensive Income:
Net income	$3,850	$1,533
Foreign currency translation adjustments	158	222
Interest rate swap, net of tax	(60)	—

Comprehensive income	$3,948	$1,755

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(All figures in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,850	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,860	13,002
Amortization of debt discount	97	—
Amortization of debt issuance costs	288	282
Non-cash rental expense, net of non-cash rental income	(859)	(1,120)
Compensation expense incurred in connection with stock options and common stock grants	329	348
Decrease in deferred tax asset	2,413	518
Net change in certain operating assets and liabilities	(1,451)	12,594
Increase in deferred membership costs	(750)	(1,200)
Landlord contributions to tenant improvements	663	149
Decrease in insurance reserves	(589)	(330)
Other	(447)	(368)

Total adjustments	12,554	23,875

Net cash provided by operating activities	16,404	25,408

Cash flows from investing activities:
Capital expenditures	(2,348)	(5,335)

Net cash used in investing activities	(2,348)	(5,335)

Cash flows from financing activities:
Principal payments on 2011 Term Loan Facility	(20,257)	—
Principal payments on 2007 Term Loan Facility	—	(14,062)
Proceeds from exercise of stock options	349	117
Tax benefit from stock option exercises	326	20

Net cash used in financing activities	(19,582)	(13,925)
Effect of exchange rate changes on cash	37	282

Net (decrease) increase in cash and cash equivalents	(5,489)	6,430
Cash and cash equivalents beginning of period	$47,880	$38,803

Cash and cash equivalents end of period	$42,391	$45,233

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(2,421)	$(1,729)
Decrease (increase) in inventory	128	(120)
Decrease in prepaid expenses and other current assets	1,215	4,589
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(7,082)	687
Change in prepaid corporate income taxes and corporate income taxes payable	(308)	1,437
Increase in deferred revenue	7,017	7,730

Net change in certain operating assets and liabilities	$(1,451)	$12,594

Supplemental disclosures of cash flow information:
Cash payments for interest	$5,747	$9,012

Cash payments for income taxes	$14	$66

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.	Basis of Presentation

As of March 31, 2012, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012.

Change in Estimated Average Membership Life

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over an estimated membership life of 28 months. In the year ended December 31, 2011, the economy stabilized further and favorable membership retention rates continued. As a result, the Company’s estimated average membership life increased from 27 months as of December 31, 2010 to 28 months in July 2011, and to 29 months in October 2011. During the three months ended March 31, 2012, the Company decreased the estimated average membership life back to 28 months from 29 months, based on more recent available trend data. This change in the estimated average membership life was due principally to a slightly unfavorable trend in membership retention rates. In particular, the membership retention trend for the Company’s pool of members that joined over the prior 15 to 24 month period had decreased slightly. If the estimated average membership life had remained at 29 months for the three months ended March 31, 2012, the impact would have been a decrease in revenue and net income of approximately $140 and $17, respectively. The Company will continue to monitor attrition trends on a quarterly basis and adjust this estimated average membership life accordingly.

The Company tracks the estimated membership life of restricted members separately from unrestricted members. Until the fourth quarter of 2011, there was a lack of sufficient historical data to statistically determine an estimated average membership life for these restricted members and, therefore, the Company was using the same estimated average membership life for this population as that of its unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced in September 2011. The Company now believes the estimated average membership life of a restricted student member is 25 months using historical data from April 2010 through March 31, 2012. This represents an increase from 24 months as of December 31, 2011. If the estimated average membership life for restricted student members had remained at 24 months for the three months ended March 31, 2012, the impact would have been an increase in revenue and net income of approximately $56 and $28, respectively. The Company will continue to monitor attrition trends of students on a quarterly basis and adjust this estimated average membership life accordingly. Since there is still a lack of sufficient historical data available for the other restricted membership types, the Company continues to use the same estimated average membership life for this population as that of its unrestricted members.

2.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this amended guidance for the fiscal year beginning January 1, 2012 and has elected to present two separate but consecutive statements, consisting of a statement of operations followed by a statement of comprehensive income. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s financial statements. The new guidance was applied retrospectively.

In September 2011, the FASB issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance permits companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of their reporting units is less than its carrying value. If the Company concludes that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this amended guidance for the fiscal year beginning January 1, 2012 and applied the guidance for the Company’s annual goodwill impairment test performed on February 29, 2012. The Company’s qualitative assessment pursuant to the amended guidance indicated that it is more likely than not that the fair value of the Company’s goodwill reporting units are greater than their carrying amounts and therefore the two-step quantitative goodwill impairment test was not performed.

3.	Long-Term Debt

	March 31, 2012	December 31, 2011
2011 Term Loan Facility	$271,493	$291,750
Less: Unamortized discount	(2,659)	(2,756)
Less: Current portion due within one year	(9,800)	(25,507)

Long-term portion	$259,034	$263,487

On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300,000 term loan facility (“2011 Term Loan Facility”), and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The proceeds were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility (“2007 Senior Credit Facility”), to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

The $3,000 OID is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of March 31, 2012 is $2,659.

As of March 31, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6,341. The unutilized portion of the 2011 Revolving Loan Facility as of March 31, 2012 was $43,659.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5%, each as defined in the 2011 Senior Credit Facility. The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding term loans. As of March 31, 2012, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal. As of March 31, 2012, TSI, LLC had a total leverage ratio of 2.68:1.00 and TSI, LLC will be required to make a principal payment of $750 on June 30, 2012. As of March 31, 2012, TSI LLC has made a total of $28,507 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 or less effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00 to 1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of March 31, 2012 with a total leverage ratio of 2.68:1.00 and an interest expense coverage ratio of 3.99:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined in the 2011 Senior Credit Facility, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. This calculation was performed as of December 31, 2011 and as a result a principal payment of $16,507 was made with cash on hand on March 31, 2012. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, the Company estimates that the excess cash flow calculation as of December 31, 2012 would result in approximately $6,800 payable on March 31, 2013.

As of March 31, 2012, the 2011 Term Loan Facility has a balance of $268,834, net of the unamortized OID.

Debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which, $7,288 is being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets.

Fair Market Value

Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $272,171 at March 31, 2012 and is classified within level 2 of the fair value hierarchy. In the prior year, the Company’s long-term debt consisted of the Senior Discount Notes and the 2007 Term Loan Facility, which on May 2011, were repaid in full in connection with the Company’s long-term debt refinancing. The Senior Discount Notes and the 2007 Term Loan Facility had a fair value of approximately $140,527 and $159,081, respectively at March 31, 2011.

4.	Derivative Financial Instruments

In its normal operations, the Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows the Company may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and the Company only uses commonly traded instruments. Currently, the Company has used derivatives solely relating to the variability of cash flows from interest rate fluctuations.

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

On July 1, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000, of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this

$150,000 when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap liability as of March 31, 2012	$1,417	$—	$1,417	$—

No ineffectiveness was experienced in the above-noted cash flow hedge during the three months ended March 31, 2012. The swap contract liability of $1,417 is recorded as a component of other liabilities with an offset to accumulated other comprehensive income ($801, net of taxes) on the accompanying condensed consolidated balance sheet as of March 31, 2012.

5.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of March 31, 2012, $28,156 of the cash balance of $42,391 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

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

	Three Months Ended March 31,
	2012	2011

Weighted average number of shares of common stock outstanding — basic	23,118,028	22,710,996

Effect of dilutive share-based awards	722,879	362,151

Weighted average number of shares of common stock outstanding — diluted	23,840,907	23,073,147

Earnings per share:
Basic	$0.17	$0.07
Diluted	$0.16	$0.07

For the three months March 31, 2012 and 2011, the Company did not include stock options to purchase 336,180 shares and 680,214 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

7.	Stock-Based Compensation

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

At March 31, 2012, the Company had 79,520 stock options outstanding under the 2004 Plan and 1,793,135 shares of restricted stock and stock options outstanding under the 2006 Plan.

The Company did not issue any stock option grants or restricted stock awards during the three months ended March 31, 2012.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to options outstanding was $165 and $264 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, a total of $600 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $70 and $14 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, a total of $1,064 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.4 years.

Stock Grants

In the three months ended March 31, 2012, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual and quarterly retention. The total fair value of the shares issued was expensed upon the date of grant. Total shares issued were:

Date	Number of Shares	Price Per Share	Grant Date Fair Value
January 18, 2012	10,835	$8.69	$94

8.	Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value, calculated using discounted cash flows, is recognized. In the three months ended March 31, 2012, the Company tested six underperforming clubs and no impairments were found. The six clubs had an aggregate of $14,304 of net leasehold improvements and furniture and fixtures remaining as of March 31, 2012. The Company will continue to monitor the results and changes in expectations of these clubs closely during 2012 to determine if fixed asset impairment is necessary. The Company did not record any fixed asset impairment charges during the three months ended March 31, 2011.

9.	Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have goodwill balances.

The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The Company’s prior year impairment test, performed as of February 28, 2011, supported the recorded goodwill balances and as such, no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

On January 1, 2012, the Company adopted updated guidance issued by the FASB allowing the use of a qualitative approach to test goodwill for impairment and performed its annual impairment test as of February 29, 2012 pursuant to the updated rules. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units’ fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. Based upon the Company’s qualitative impairment analysis as of February 29, 2012, prepared in accordance with revised guidance, the Company concluded that there was no requirement to do a quantitative goodwill impairment test. The key qualitative factors that led to this conclusion were (i) the excess amount or “cushion” between each of the reporting unit’s fair value and carrying value as indicated on the Company’s most recent quantitative assessment on February 28, 2011; (ii) the significant increase in the share price and market capitalization of the Company since the prior year goodwill impairment analysis; and (iii) the overall positive financial performance of the reporting units for the twelve months ended February 29, 2012 as compared to the twelve months ended February 28, 2011 and related improvements in the five year plan.

The Company’s next annual impairment test will be performed as of February 28, 2013 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There were no triggering events in the three months ended March 31, 2012.

The changes in the carrying amount of goodwill from January 1, 2011 through March 31, 2012 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2011
Goodwill	$31,403	$15,766	$1,254	$3,982	$52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Balance as of December 31, 2011
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794

Changes due to foreign currency exchange rate fluctuations	—	—	5	—	5

	31,403	—	1,259	137	32,799
Balance as of March 31, 2012
Goodwill	31,403	15,766	1,259	3,982	52,410
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,259	137	32,799

Changes due to foreign currency exchange rate fluctuations	—	—	44	—	44

	$31,403	$—	$1,303	$137	$32,843

10.	Income Taxes

The Company determined the income tax provision for the three months ended March 31, 2012 and 2011 by estimating the effective annual tax rates for 2012 and 2011 of 39% and 26%, respectively.

The Company recorded a provision for corporate income taxes of $2,446 for the three months ended March 31, 2012 compared to a provision of $529 for the three months ended March 31, 2011. The Company’s effective tax rate was 39% in the three months ended March 31, 2012 compared to 26% in the three months ended March 31, 2011. The benefits from the Company’s captive insurance arrangement impacted the Company’s effective tax rate on its pre-tax income in the three months ended March 31, 2012 from 44% to 39% and impacted the Company’s effective tax rate on its pre-tax income for the three months ended March 31, 2011 from 43% to 26%.

As of March 31, 2012, $1,013 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2012.

The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of March 31, 2012, the amount accrued for interest was $263.

The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior. The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007, 2008, 2009), and New York City (2006, 2007, 2008). These examinations are ongoing and the Company is working with the respective taxing authorities and providing all requested information.

As of March 31, 2012, the Company has net deferred tax assets of $37,603. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability while in 2010 and 2009, the Company incurred losses. In 2012, the Company had a profitable first quarter and expects to be profitable for the full year 2012. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2012. In addition, the Company, based on recent trends, projects improved performance and future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2012 and beyond, a valuation allowance against the deferred tax assets may be required in the future. In addition, with the exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as federal. The state net deferred tax asset balance as of March 31, 2012 is $21,191.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. The motion is still pending. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment on one of its contract claims. On March 1, 2012, Ajilon filed a cross motion for partial summary judgment seeking to dismiss one of the contract claims of TSI, LLC. The motions are pending. Other than these pending motions, the litigation is nearing the end of the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against TSI White Plains, LLC (the “Tenant”) in the amount of approximately $700 including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the Tenant for the amount of approximately $488, under a limited guarantee of the Tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the Tenant, who has recorded a liability. TSI, LLC does not believe it is probable that it will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury and employee relations claims. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material either individually or in the aggregate.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2012, the Company, through its subsidiaries, operated 160 fitness clubs. These clubs collectively served approximately 533,000 members, including 38,000 members under our new restricted student and teacher memberships as of March 31, 2012. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2012, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2012. In addition, we owned and operated three clubs in Switzerland as of March 31, 2012. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. Our members generally have annual income levels of between $50,000 and $150,000. We believe that this “mid-value” segment is the broadest of the market. Our goal is to be the most recognized health club network in each of the four major metropolitan regions that we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.

Revenue and operating expenses

We have two principal sources of revenue:

•

Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 78.0% of our total revenue for the three months ended March 31, 2012. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.

•

Ancillary club revenue: For the three months ended March 31, 2012, we generated 14.3% of our revenue from personal training and 6.7% of our revenue from other ancillary programs and services consisting of programming for children, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to focus on growing ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.0% of our total revenue for the three months ended March 31, 2012) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended March 31, 2012, our monthly average attrition rate was 3.4% compared to 3.2% in the three months ended March 31, 2011.

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

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. During the three months ended March 31, 2012, our membership base at our clubs open over 24 months increased approximately 3.1% and contributed to improved operating margins in the three months ended March 31, 2012 compared to the same period in 2011.

As of March 31, 2012, 158 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Restricted Memberships

As part of our efforts to better maximize profitability by utilizing our clubs during off-peak hours, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. We also began offering restricted memberships to teachers and first responders in April 2011 and September 2011, respectively. As of March 31, 2012, we had approximately 38,000 restricted members.

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

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2011 the full-year 2011 and the first quarter of 2012.

	2011					2012
	Q1	Q2	Q3	Q4	Full- Year	Q1
Wholly owned clubs operated at beginning of period	158	157	156	156	158	158
New clubs opened	—	—	—	2	2	—
Clubs closed, relocated or merged	(1)	(1)	—	—	(2)	—

Wholly owned clubs at end of period	157	156	156	158	158	158

Total clubs operated at end of period (1)	159	158	158	160	160	160

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

Key determinants of the comparable club revenue increases (decreases) shown in the table below are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

2011
Three months ended March 31, 2011	(0.5)%
Three months ended June 30, 2011	1.5%
Three months ended September 30, 2011	3.0%
Three months ended December 31, 2011	3.4%
2012
Three months ended March 31, 2012	4.5%

As shown above, comparable club revenue turned positive in the second quarter of 2011 and has trended higher in each successive quarter reflecting the impact of the membership increases in our comparable club base. Expected increases in ancillary club revenue and improvements in membership and membership pricing will be contributing factors to the positive comparable club revenue expected in 2012. We currently anticipate that comparable club revenue for the remainder of 2012 to be between 3.0% and 4.0%, which should drive year over year improvements in operating margins.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	38.5	38.8
Club operating	36.7	37.8
General and administrative	4.8	6.4
Depreciation and amortization	10.5	11.1

	90.5	94.1

Operating income	9.5	5.9
Interest expense	4.8	4.8
Interest income	—	(0.1)
Equity in the earnings of investees and rental income	(0.4)	(0.6)

Income before provision for corporate income taxes	5.1	1.8

Provision for corporate income taxes	2.0	0.5

Net income	3.1%	1.3%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$93,263	75.9%	$91,080	78.0%	2.4%
Joining fees	2,566	2.1%	1,447	1.3%	77.3%

Membership revenue	95,829	78.0%	92,527	79.3%	3.6%

Personal training revenue	17,621	14.3%	15,692	13.4%	12.3%
Other ancillary club revenue (1)	8,284	6.7%	7,373	6.3%	12.4%

Ancillary club revenue (2)	25,905	21.0%	23,065	19.7%	12.3%
Fees and other revenue (3)	1,178	1.0%	1,113	1.0%	5.9%

Total revenue	$122,912	100.0%	$116,705	100.0%	5.3%

(1)	Other ancillary revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Member usage fees historically recorded in other ancillary club revenue were reclassified to membership dues for the three months ended March 31, 2011 in the amount of $481,000.
(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue increased 5.3% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, revenue increased $1.3 million at the two clubs opened or acquired subsequent to March 31, 2010 (both opened in the fourth quarter of 2011) and $5.2 million at our clubs opened or acquired prior to March 31, 2010. Revenue decreased $506,000 at the two clubs that were closed subsequent to March 31, 2010.

Joining fees increased in the three months ended March 31, 2012 as a result of the revenue recognized from the increased amounts collected that we initially deferred over the estimated average membership life. Beginning in the second quarter of 2010, we began to collect an increased amount of joining fees as compared with the previous two years; however because we recognize these fees into revenue over the estimated average membership life, we were not realizing these increases in revenue. We expect we will continue to see increases in joining fees revenue.

Personal training revenue increased 12.3% in the three months ended March 31, 2012 primarily due to increased member interest in personal training sessions, increases in products offered and improvements in the selling process. In addition, we estimate that between 1.0% to 2.0% of the 12.3% increase in personal training revenue is attributable to the effect of the inclement weather experienced during the three months ended March 31, 2011, as several days of severe snow storms forced members to forego personal training workout plans, thereby reducing the potential amount of personal training revenue recognized in the prior year.

Other ancillary club revenue improved 12.4% in the three months ended March 31, 2012 compared to the same period in the prior year due to management focus and increased interest in our Small Group Training programs.

Comparable club revenue increased 4.5% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. There was a 3.2% increase due to an increase in membership and a 3.1% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partially offset by a 1.8% decrease in the price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2012	2011	% Variance
Payroll and related	$47,359	$45,252	4.7%
Club operating	45,131	44,102	2.3%
General and administrative	5,933	7,420	(20.0)%
Depreciation and amortization	12,860	13,002	(1.1)%

Operating expenses	$111,283	$109,776	1.4%

Operating expenses for the three months ended March 31, 2012 increased $1.5 million, or 1.4%, to $111.3 million from $109.8 million in the three months ended March 31, 2011. The descriptions of the change in operating expenses are described below.

Payroll and related. This change was primarily impacted by the following:

•

Payroll overhead costs increased by $1.0 million in the three months ended March 31, 2012 compared to the same period in the prior year. There was an $819,000 increase in overhead costs primarily attributable to increases in full time employment levels and higher overhead salaries resulting from the hiring of several new senior management personnel and a $189,000 increase in overhead labor costs related to towel distributions as the Company no longer outsources this function and performs this function more efficiently in-house.

•	Payroll costs directly related to our personal training, group fitness training, and programming for children increased $875,000 primarily attributable to an increase in demand for these programs.

As a percentage of total revenue, payroll and related expenses decreased to 38.5% in the three months ended March 31, 2012 from 38.8% in the three months ended March 31, 2011.

Club operating. This change was primarily impacted by the following:

•

Rent and occupancy expenses increased $629,000 in the three months ended March 31, 2012 compared to the same period in the prior year. Rent and occupancy costs increased $251,000 at our clubs that opened after April 1, 2010 and increased $616,000 at our clubs that opened prior to April 1, 2010. Rent and occupancy expenses decreased $238,000 related to our clubs that were closed after April 1, 2010.

•

Laundry and towel-related expenses increased $351,000 for the three months ended March 31, 2012 compared to the same period last year. This increase was primarily from the increases in membership, club usage, and towel purchases, which included the purchase of larger sized, higher quality towels.

•

Costs related to cleaning and maintenance of our clubs increased $329,000 primarily related to increased membership and club usage when comparing the three months ended March 31, 2012 to the same period last year.

•

Utilities expense decreased $482,000 in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to better energy management and lower energy supply rates.

As a percentage of total revenue, club operating expenses decreased to 36.7% in the three months ended March 31, 2012 from 37.8% in the three months ended March 31, 2011.

General and administrative. As a percentage of total revenue, general and administrative expenses decreased to 4.8% in the three months ended March 31, 2012 from 6.4% in three months ended March 31, 2011. The decrease in general and administrative expenses was principally attributable to the cost reduction efforts within various general and administrative expense accounts including reductions in general liability insurance, consulting and legal expenses, and office related procurement costs. The impact of these items is as follows:

•

Legal and consulting expenses decreased by $835,000 in the three months ended March 31, 2012 compared to the same period in the prior year. Consulting expense decreased $496,000 primarily related to the relocation of our data center in the three months ended March 31, 2011 to a co-location facility, and legal fees decreased $339,000.

•

General liability insurance and costs related to contracted office supplies decreased $609,000 in the three months ended March 31, 2012 compared to the same period in the prior year. General liability insurance decreased $242,000 primarily due to the continued reduction in claims activity and the related reduction in claims reserves. Costs related to contracted office supplies decreased $367,000 primarily due to the purchase of new multi-functional office machines which replaced older leased units.

Depreciation and amortization. In the three months ended March 31, 2012 compared to the three months ended March 31, 2011, depreciation and amortization remained relatively flat. As a percentage of total revenue, depreciation and amortization expenses decreased to 10.5% in the three months ended March 31, 2012 from 11.1% in the three months ended March 31, 2011.

Interest expense

Interest expense increased $349,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, attributable primarily to the higher weighted average interest rate on our outstanding term loan which was refinanced on May 11, 2011 as compared to our loans outstanding in the prior year which carried lower weighted average interest rates.

Provision for Corporate Income Taxes

We determined the income tax provision for the three months ended March 31, 2012 and 2011 by estimating the effective annual tax rates for 2012 and 2011 of 39% and 26%, respectively.

We recorded a provision for corporate income taxes of $2.4 million for the three months ended March 31, 2012 compared to a provision of $529,000 for the three months ended March 31, 2011. Our effective tax rate was 39% in the three months ended March 31, 2012 compared to 26% in the three months ended March 31, 2011. The benefits from our captive insurance arrangement impacted our effective tax rate on our pre-tax income in the three months ended March 31, 2012 from 44% to 39% and impacted our effective tax rate on pre-tax income for the three months ended March 31, 2011 from 43% to 26%.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that we can satisfy our current and longer-term debt obligations and capital expenditure requirements primarily with cash on hand, cash flow from operations and our borrowing arrangements for at least the next 12 months.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2012 decreased $9.0 million compared to the three months ended March 31, 2011. This decrease was primarily the result of timing of certain payments. Accounts payable, accrued expenses and accrued interest contributed $7.8 million of the decrease while timing of payments for prepaid expenses and other current assets contributed $3.4 million of the decrease in operating cash flows. These decreases were partially offset by the overall increase in earnings.

Investing Activities. Net cash used in investing activities decreased $3.0 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Investing activities in both three month periods consisted of expanding and remodeling existing clubs, and the purchase of new fitness equipment. There were no future clubs under construction in the three months ended March 31, 2012, as compared to two future clubs under construction in the three months ended March 31, 2011, both of which opened in the fourth quarter of 2011.

For the year ending December 31, 2012, we currently plan to invest $25.0 million to $28.0 million in capital expenditures. This range is compared to $30.9 million of capital expenditures in 2011. This amount includes approximately $2.5 million to $3.0 million related to potential 2012 and 2013 club openings, approximately $16.0 million to $17.0 million to continue to upgrade existing clubs and $4.0 million to $5.0 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.5 million to $3.0 million to enhance our management information systems. We expect that these expenditures will be funded by cash flows provided by operations and available cash on hand.

Financing Activities. Net cash used in financing activities increased $5.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In the three months ended March 31, 2012, we made principal payments of $20.3 million on the 2011 Term Loan Facility and in the three months ended March 31, 2011, we made principal payments of $14.1 million on the Company’s previously outstanding long-term debt facility (“2007 Senior Credit Facility”), which on May 11, 2011, was repaid in full in connection with our long-term debt refinancing. The principal payment made on March 31, 2012 on the 2011 Term Loan Facility, consisted primarily of a required excess cash flow payment of $16.5 million. See Note 3 – Long-Term Debt to the condensed consolidated financial statements in this Form 10-Q for further details of the excess cash flow payment.

As of March 31, 2012, we had $42.4 million of cash and cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of March 31, 2012 approximately $28.2 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of March 31, 2012, our total gross consolidated debt was $271.5 million. This substantial amount of debt could have significant consequences, including the following:

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

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300 million term loan facility (“2011 Term Loan Facility”), and a $50 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3.0 million. The proceeds were used to pay off amounts outstanding under the Company’s previously outstanding 2007 Senior Credit Facility, to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

The $3.0 million OID is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of March 31, 2012 was $2.7 million.

As of March 31, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6.3 million. The unutilized portion of the 2011 Revolving Loan Facility as of March 31, 2012 was $43.7 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5% (each as defined in the 2011 Senior Credit Facility). The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of March 31, 2012, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750,000 per quarter. However, if, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio is greater than 2.75:1.00, TSI, LLC is required to pay

$3.75 million, or 1.25% of principal per quarter. As of March 31, 2012, TSI, LLC had a total leverage ratio of 2.68:1.00 and TSI, LLC will be required to make a principal payment of $750,000 on June 30, 2012. As of March 31, 2012, we had made a total of $28.5 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 or less effective as of March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of March 31, 2012 with a total leverage ratio of 2.68:1.00 and an interest coverage ratio of 3.99:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined in the 2011 Senior Credit Facility, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. This calculation was performed as of December 31, 2011 and as a result a principal payment of $16.5 million was made with cash on hand on March 31, 2012. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, the Company estimates that the excess cash flow calculation as of December 31, 2012 would result in approximately $6.8 million payable on March 31, 2013.

As of March 31, 2012, the 2011 Term Loan Facility has a balance of $268.8 million, net of the unamortized OID.

Debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which, $7.3 million is being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets.

Financial Instruments

In our normal operations, we are exposed to market risks relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on our cash flows we may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes, and we only use commonly traded instruments. Currently, we have used derivatives solely relating to the variability of cash-flow from interest rate fluctuations.

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

On July 1, 2011, we entered into an interest rate swap arrangement which effectively converted $150 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150 million when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by ASC 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three months ended March 31, 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Our aggregate long-term debt and operating lease obligations as of March 31, 2012 were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$271,493	$9,800	$6,000	$6,000	$249,693
Interest payments on long-term debt (1)	109,027	19,078	35,627	33,689	20,633
Operating lease obligations (2)	704,977	83,856	159,803	143,939	317,379

Total contractual obligations	$1,085,497	$112,734	$201,430	$183,628	$587,705

Notes:

(1)	Based on interest rates on the 2011 Term Loan Facility as of March 31, 2012.
(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $26.1 million at March 31, 2012, as compared with $38.3 million at December 31, 2011. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The current deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $46.8 million and $40.8 million at March 31, 2012 and December 31, 2011, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. As of January 1, 2012, the estimated average membership life was 28 months for our unrestricted members and 25 months for our restricted student members. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash on hand, cash flows from operations and borrowings under our 2011 Senior Credit Facility. We believe that these sources will be sufficient to cover such deficit.

Recent Changes in or Recently Issued Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt is impacted by fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. Effective July 13, 2011, we entered into an interest rate swap with a notional amount totaling $150.0 million to hedge one-half of our variable rate debt to a fixed rate. Changes in the fair value of this derivative will be recorded each period in accumulated other comprehensive income. Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2012, a hypothetical 100 basis point interest increase would not have affected interest expense for the three month period ended March 31, 2012 as the variable rate debt contains a Eurodollar floor of 1.5%. As of March 31, 2012, we had $271.5 million outstanding on the 2011 Term Loan Facility.

For additional information concerning the terms of our 2011 Term Loan Facility, see Note 3 – Long-Term Debt to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. The motion is still pending. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment on one of its contract claims. On March 1, 2012, Ajilon filed a cross motion for partial summary judgment seeking to dismiss one of the contract claims of TSI, LLC. The motions are pending. Other than these pending motions, the litigation is nearing the end of the discovery phase. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012.

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury and employee relations claims. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material either individually or in the aggregate.

ITEM 1A. Risk Factors

There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

DATE: April 24, 2012

	By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	Separation Agreement, dated February 27, 2012, between Town Sports International, LLC and Martin Annese.

10.2	Offer Letter, dated March 9, 2012, between Town Sports International, LLC and Terry G. Kew.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith