Form 10-Q
period 2012-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2012-07-26
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

As of July 20, 2012, there were 23,565,988 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended June 30, 2012

EX-3.1

EX-3.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101.INS

EX-101.SCH

EX-101.CAL

EX-101.DEF

EX-101.LAB

EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(All figures in thousands except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$56,804	$47,880
Accounts receivable (less allowance for doubtful accounts of $2,839 and $2,440 as of June 30, 2012 and December 31, 2011, respectively)	7,675	5,857
Inventory	263	290
Prepaid corporate income taxes	—	73
Deferred tax assets, net	20,778	20,218
Prepaid expenses and other current assets	11,010	10,599

Total current assets	96,530	84,917
Fixed assets, net	269,304	286,041
Goodwill	32,779	32,799
Deferred tax assets, net	14,304	19,782
Deferred membership costs	11,144	10,117
Other assets	16,066	15,886

Total assets	$440,127	$449,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$25,507
Accounts payable	5,864	9,180
Accrued expenses	27,127	26,575
Accrued interest	355	950
Corporate income taxes payable	754	—
Deferred revenue	42,570	40,822

Total current liabilities	91,670	103,034
Long-term debt	253,179	263,487
Deferred lease liabilities	63,415	65,119
Deferred revenue	7,990	5,338
Other liabilities	11,699	12,210

Total liabilities	427,953	449,188
Contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 23,565,988 and 23,040,881 shares at June 30, 2012 and December 31, 2011, respectively	23	23
Additional paid-in capital	(17,379)	(19,934)
Accumulated other comprehensive income	1,249	1,251
Retained earnings	28,281	19,014

Total stockholders’ equity	12,174	354

Total liabilities and stockholders’ equity	$440,127	$449,542

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Club operations	$120,804	$117,185	$242,538	$232,777
Fees and other	1,437	1,100	2,615	2,213

	122,241	118,285	245,153	234,990

Operating Expenses:
Payroll and related	45,280	45,101	92,639	90,353
Club operating	44,611	43,385	89,742	87,487
General and administrative	6,135	6,096	12,068	13,516
Depreciation and amortization	12,419	13,185	25,279	26,187

	108,445	107,767	219,728	217,543

Operating income	13,796	10,518	25,425	17,447
Loss on extinguishment of debt	—	4,865	—	4,865
Interest expense	5,554	6,621	11,485	12,203
Interest income	(8)	(19)	(18)	(90)
Equity in the earnings of investees and rental income	(632)	(611)	(1,220)	(1,255)

Income (loss) before provision for corporate income taxes	8,882	(338)	15,178	1,724
Provision for corporate income taxes	3,465	72	5,911	601

Net income (loss)	$5,417	$(410)	$9,267	$1,123

Earnings (loss) per share:
Basic	$0.23	$(0.02)	$0.40	$0.05
Diluted	$0.23	$(0.02)	$0.39	$0.05
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	23,293,228	22,799,816	23,205,628	22,755,651
Diluted	24,019,116	22,799,816	23,933,660	23,211,425

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2012 and 2011

(All figures in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statements of Comprehensive Income (Loss):
Net income (loss)	$5,417	$(410)	$9,267	$1,123
Foreign currency translation adjustments	(125)	322	33	544
Interest rate swap, net of tax	25	—	(35)	—

Comprehensive income (loss)	$5,317	$(88)	$9,265	$1,667

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(All figures in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$9,267	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,279	26,187
Loss on extinguishment of debt	—	4,865
Call premium on redemption of Senior Discount Notes	—	(2,538)
Amortization of debt discount	192	52
Amortization of debt issuance costs	575	553
Non-cash rental expense, net of non-cash rental income	(2,377)	(2,082)
Share-based compensation expense	570	658
Decrease in deferred tax asset	4,915	1,020
Net change in certain operating assets and liabilities	(2,295)	8,132
Increase in deferred membership costs	(1,027)	(2,237)
Landlord contributions to tenant improvements	995	149
Decrease in insurance reserves	(1,332)	(984)
Other	266	184

Total adjustments	25,761	33,959

Net cash provided by operating activities	35,028	35,082

Cash flows from investing activities:
Capital expenditures	(7,087)	(11,719)

Net cash used in investing activities	(7,087)	(11,719)

Cash flows from financing activities:
Principal payments on 2011 Term Loan Facility	(21,007)	(750)
Proceeds from exercise of stock options	2,011	225
Tax benefit from stock option exercises	—	56
Proceeds from 2011 Senior Credit Facility, net of original issue discount	—	297,000
Debt issuance costs	—	(8,065)
Repayment of 2007 Term Loan Facility	—	(178,063)
Repayment of Senior Discount Notes	—	(138,450)

Net cash used in financing activities	(18,996)	(28,047)
Effect of exchange rate changes on cash	(21)	393

Net increase (decrease) in cash and cash equivalents	8,924	(4,291)
Cash and cash equivalents beginning of period	$47,880	$38,803

Cash and cash equivalents end of period	$56,804	$34,512

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,823)	$(1,188)
Decrease (increase) in inventory	27	(50)
(Increase) decrease in prepaid expenses and other current assets	(1,007)	3,226
Decrease in accounts payable, accrued expenses and accrued interest	(5,177)	(3,337)
Change in prepaid corporate income taxes and corporate income taxes payable	829	558
Increase in deferred revenue	4,856	8,923

Net change in certain operating assets and liabilities	$(2,295)	$8,132

Supplemental disclosures of cash flow information:
Cash payments for interest, excluding call premium on the redemption of the Senior Discount Notes	$11,215	$17,728

Cash payments for income taxes	$193	$525

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.	Basis of Presentation

As of June 30, 2012, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012.

Balance Sheet Revisions

The Company has revised its March 31, 2012, December 31, 2011 and December 31, 2010 consolidated balance sheets to correct a classification error by reflecting a portion of deferred tax assets, from noncurrent to current assets.

	March 31, 2012			December 31, 2011			December 31, 2010
	As Previously Filed	As Revised	Difference	As Previously Filed	As Revised	Difference	As Previously Filed	As Revised	Difference
Current deferred tax assets, net	$—	$20,609	$20,609	$—	$20,218	$20,218	$—	$9,776	$9,776

Total current assets	$60,230	$80,839	$20,609	$64,699	$84,917	$20,218	$64,833	$74,609	$9,776

Noncurrent deferred tax assets, net	$37,603	$16,994	$(20,609)	$40,000	$19,782	$(20,218)	$41,883	$32,107	$(9,776)

Total assets	$433,285	$433,285	$—	$449,542	$449,542	$—	$464,166	$464,166	$—

These adjustments were not considered material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised the respective balance sheets. These revisions had no impact on the Company’s total assets, results of operations or cash flows.

Change in Estimated Average Membership Life

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. Currently, the estimated average membership life of an unrestricted member has remained unchanged at 28 months since January 1, 2012.

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011. The Company now believes the estimated average membership life of a restricted student member is 27 months using historical data from April 2010 through June 30, 2012. This represents an increase from 25 months as of January 1, 2012. If the estimated average membership life for restricted student members had remained at 25 months for the three months ended June 30, 2012, the impact would have been an increase in revenue and net income of approximately $99 and $50, respectively. The Company will continue to monitor attrition trends of students on a quarterly basis and adjust this estimated average membership life accordingly.

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

3.	Long-Term Debt

	June 30, 2012	December 31, 2011
2011 Term Loan Facility	$270,743	$291,750
Less: Unamortized discount	(2,564)	(2,756)
Less: Current portion due within one year	(15,000)	(25,507)

Long-term portion	$253,179	$263,487

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

The $3,000 OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of June 30, 2012 is $2,564.

As of June 30, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6,341. The unutilized portion of the 2011 Revolving Loan Facility as of June 30, 2012 was $43,659.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5%, each as defined in the 2011 Senior Credit Facility. The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding term loans. As of June 30, 2012, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal. As of June 30, 2012, TSI, LLC had a total leverage ratio of 2.62:1.00 and TSI, LLC will be required to make a principal payment of $750 on September 30, 2012. As of June 30, 2012, TSI LLC has made a total of $29,257 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 or less effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of June 30, 2012 with a total leverage ratio of 2.62:1.00 and an interest expense coverage ratio of 4.28:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined in the 2011 Senior Credit Facility, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. This calculation was performed as of December 31, 2011 and as a result a principal payment of $16,507 was made with cash on hand on March 31, 2012. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, the Company estimates that the excess cash flow calculation as of December 31, 2012 would result in approximately $12,000 payable on March 31, 2013. This estimate assumes a total leverage ratio greater than 2.50:1.00 but less than or equal to 3.00:1.00 as of December 31, 2012. If the Company’s total leverage ratio as of December 31, 2012 were greater than 2.00:1.00 but less than or equal to 2.50:1.00, the excess cash flow payment would approximate $6,000.

As of June 30, 2012, the 2011 Term Loan Facility has a gross principal balance of $270,743 and a balance of $268,179, net of the unamortized OID.

Debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which, $7,288 is being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized loan costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164,001. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of such date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447 and fees related to the letters of credit of $27. The total cash paid in connection with this repayment was $164,475 as of May 11, 2011 with no early repayment penalty. The Company determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, the Company recorded refinancing charges of approximately $634, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138,450 plus a call premium of 1.833% of the principal amount thereof totaling approximately $2,538 and accrued interest of $5,457. The accrued interest included interest through May 11, 2011 of $4,188, plus 30 days of additional interest of $1,269, representing the interest charge during the 30 day notification period. The Company determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, the Company wrote-off unamortized deferred financing costs of approximately $916 related to the redemption of the Senior Discount Notes, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Fair Market Value

Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $273,450 and $288,833 at June 30, 2012 and December 31, 2011, respectively, and is classified within level 2 of the fair value hierarchy.

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

Effective July 13, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000, of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method, and the ineffective portion of the hedge was reported in the Company’s condensed consolidated statements of operations. The amount related to hedge ineffectiveness for the three and six months ended June 30, 2012 was de minimis.

Accounting guidance on fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of June 30, 2012	$1,377	$—	$1,377	$—

The swap contract liability of $1,377 is recorded as a component of other liabilities with an offset to accumulated other comprehensive income ($776, net of taxes) on the accompanying condensed consolidated balance sheet as of June 30, 2012.

5.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of June 30, 2012, $39,081 of the cash balance of $56,804 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average number of shares of common stock outstanding — basic	23,293,228	22,799,816	23,205,628	22,755,651

Effect of dilutive share-based awards	725,888	—	728,032	455,774

Weighted average number of shares of common stock outstanding — diluted	24,019,116	22,799,816	23,933,660	23,211,425

Earnings (loss) per share:
Basic	$0.23	$(0.02)	$0.40	$0.05
Diluted	$0.23	$(0.02)	$0.39	$0.05

For the three and six months ended June 30, 2012, the Company did not include stock options to purchase 145,914 shares and 321,362 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

For the three months ended June 30, 2011, there was no effect of dilutive stock options and restricted common stock on the calculation of diluted loss per share as the Company reported a net loss in the period. For the six months ended June 30, 2011, the Company did not include stock options to purchase 678,412 shares of the Company’s common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

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

At June 30, 2012, the Company had 63,280 stock options outstanding under the 2004 Plan and 1,559,985 shares of restricted stock and stock options outstanding under the 2006 Plan.

Stock Option Awards

The Company did not issue any stock option grants during the six months ended June 30, 2012.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to options outstanding was $131 and $296 for the three and six months ended June 30, 2012, respectively, and $262 and $526 for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, a total of $427 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

On May 18, 2012 and April 27, 2012, the Company issued 75,000 and 8,000 shares of restricted stock, respectively, to employees. The fair value per share for the May 18, 2012 and April 27, 2012 restricted stock awards were $11.46 and $13.01, respectively, representing the closing stock price on the respective dates of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants. There was no restricted stock awarded during the three months ended June 30, 2011.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $88 and $158 for the three and six months ended June 30, 2012, respectively, and $22 and $36 for three and six months ended June 30, 2011, respectively.

As of June 30, 2012, a total of $1,699 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.5 years.

Stock Grants

In the six months ended June 30, 2012, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual and quarterly retention. The total fair value of the shares issued was expensed upon the date of grant. Total shares issued were:

Date	Number of Shares	Price Per Share	Grant Date Fair Value
January 18, 2012	10,835	$8.69	$94
May 10, 2012	1,667	$12.99	$22

8.	Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the asset groups are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset groups and its fair value, calculated using discounted cash flows, is recognized. The Company did not incur any fixed asset impairment charges during the three and six months ended June 30, 2012 and 2011.

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

On January 1, 2012, the Company adopted guidance issued by the FASB allowing the use of a qualitative approach to test goodwill for impairment and performed its annual impairment test as of February 29, 2012 pursuant to the updated rules. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units’ fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. Based upon the Company’s qualitative impairment analysis as of February 29, 2012, prepared in accordance with revised guidance, the Company concluded that there was no requirement to perform the two-step quantitative goodwill impairment test. The key qualitative factors that led to this conclusion were (i) the excess amount or “cushion” between each of the reporting unit’s fair value and carrying value as indicated on the Company’s most recent quantitative assessment on February 28, 2011; (ii) the significant increase in the share price and market capitalization of the Company since the prior year goodwill impairment analysis; and (iii) the overall positive financial performance of the reporting units for the twelve months ended February 29, 2012 as compared to the twelve months ended February 28, 2011, and related improvements in the five year plan.

The Company’s next annual impairment test will be performed as of February 28, 2013 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There were no triggering events in the three months ended June 30, 2012.

The changes in the carrying amount of goodwill from January 1, 2011 through June 30, 2012 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2011
Goodwill	$31,403	$15,766	$1,254	$3,982	$52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Balance as of December 31, 2011
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794

Changes due to foreign currency exchange rate fluctuations	—	—	5	—	5

	31,403	—	1,259	137	32,799
Balance as of June 30, 2012
Goodwill	31,403	15,766	1,259	3,982	52,410
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,259	137	32,799

Changes due to foreign currency exchange rate fluctuations	—	—	(20)	—	(20)

	$31,403	$—	$1,239	$137	$32,779

10.	Income Taxes

The Company determined the income tax provision for the six months ended June 30, 2012 and 2011 by estimating the effective annual tax rates for 2012 and 2011 of 39% and 35%, respectively.

The Company recorded a provision for corporate income taxes of $5,911 for the six months ended June 30, 2012 compared to $601 for the six months ended June 30, 2011. The Company’s effective tax rate was 39% for the six months ended June 30, 2012 compared to 35% for the six months ended June 30, 2011. The benefits from the Company’s captive insurance arrangement impacted the Company’s effective tax rate on its pre-tax income for the six months ended June 30, 2012 from 44% to 39% and impacted the Company’s effective tax rate on its pre-tax income for the six months ended June 30, 2011 from 45% to 35%.

As of June 30, 2012, $1,026 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in 2012.

The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of June 30, 2012, the amount accrued for interest was $276.

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

As of June 30, 2012, the Company had net deferred tax assets of $35,082. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability while in 2010 and 2009, the Company incurred losses. In 2012, the Company had a profitable first and second quarter and expects to be profitable for the full year 2012. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, excluding non-recurring items, as of December 31, 2012. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2012 and beyond, a valuation allowance against the deferred tax assets may be required in the future. In addition, with the exception of the deductions related to the Company’s captive insurance for state taxes, taxable income has been and is projected to be the same as federal. The state net deferred tax asset balance as of June 30, 2012 is $20,866.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. On June 8, 2012, the court granted the motion in part, dismissing the fraudulent inducement claim, the negligent misrepresentation claim, and the claim for breach of the implied covenant of good faith and fair dealing. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment on one of its contract claims. On March 1, 2012, Ajilon filed a cross motion for partial summary judgment seeking to dismiss one of the contract claims of TSI, LLC. On June 8, 2012, the court denied the motion of TSI, LLC and granted Ajilon’s motion. On June 25, 2012, TSI, LLC moved to reargue the summary judgment motions. This motion remains pending. Discovery is complete and the parties are scheduled to attend a pre-trial conference in July 2012. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against TSI White Plains, LLC (the “Tenant”) in the amount of approximately $700 including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the Tenant for the amount of approximately $488, under a limited guarantee of the Tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the Tenant, who has recorded a liability. TSI, LLC does not believe it is probable that it will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. The special proceeding currently is in the discovery phase.

On or about May 30, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action under the New York State labor law on behalf of personal trainers employed in New York State, and a collective action under the Fair Labor Standards Act (the “FLSA”) on behalf of all personal trainers, in the Federal District Court for the Southern District of New York. The action is largely duplicative of the Cruz case. Labbe seeks to represent a smaller subset of the same class of New York personal trainers who would be represented by Cruz if a class action were certified in that matter. TSI, LLC could not be held liable to pay the same New York personal trainers for the same damages in both cases. Labbe seeks unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law and the FLSA with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. TSI, LLC has not yet responded to this complaint. The court has scheduled an initial pre-trial conference for August 17, 2012. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, the Company intends to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, financial condition or cash flows.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2012, the Company, through its subsidiaries, operated 160 fitness clubs. These clubs collectively served approximately 529,000 members, including 42,000 members under our restricted student and teacher memberships as of June 30, 2012. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2012, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2012. In addition, we owned and operated three clubs in Switzerland as of June 30, 2012. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

Revenue and operating expenses

We have two principal sources of revenue:

•

Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 78.1% of our total revenue for the six months ended June 30, 2012. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.

•

Ancillary club revenue: For the six months ended June 30, 2012, we generated 14.4% of our revenue from personal training and 6.4% of our revenue from other ancillary programs and services consisting of programming for children, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to focus on growing ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.1% of our total revenue for the six months ended June 30, 2012) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. Our monthly average attrition rate was 3.2% in both three month periods ended June 30, 2012 and 2011.

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

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. During the three months ended June 30, 2012, our membership base at our clubs open over 24 months increased approximately 1.0% and contributed to improved operating margins in the three months ended June 30, 2012 compared to the same period in 2011.

As of June 30, 2012, 158 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Restricted Memberships

As part of our efforts to better maximize profitability by utilizing our clubs during off-peak hours, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. We also began offering restricted memberships to teachers and first responders in April 2011 and September 2011, respectively. As of June 30, 2012, we had approximately 42,000 restricted members of which 65% were student members and 35% were comprised of teachers and first responders. The first responder membership was a one-time promotional offering in honor of the tenth anniversary of 9/11 with such promotion no longer being offered.

Rate Lock Guarantee / Annual Maintenance Fee

In May 2011, we implemented a combined rate lock guarantee and maintenance fee of $29.00 for all new memberships sold. This fee will be collected annually in January for all members joining after May 2011, and will support average monthly dues revenue per member in 2012 and beyond. In part, this fee is in lieu of a possible future dues increase for these members. In January 2012, we collected approximately $3.5 million related to this new fee. This fee is being recognized into revenue over the 12 month period ending December 31, 2012.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2011, the full-year 2011 and the first and second quarters of 2012.

	2011					2012
	Q1	Q2	Q3	Q4	Full- Year	Q1	Q2
Wholly owned clubs operated at beginning of period	158	157	156	156	158	158	158
New clubs opened	—	—	—	2	2	—	—
Clubs closed, relocated or merged	(1)	(1)	—	—	(2)	—	—

Wholly owned clubs at end of period	157	156	156	158	158	158	158

Total clubs operated at end of period (1)	159	158	158	160	160	160	160

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

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

2011
Three months ended March 31, 2011	(0.5)%
Three months ended June 30, 2011	1.5%
Three months ended September 30, 2011	3.0%
Three months ended December 31, 2011	3.4%
2012
Three months ended March 31, 2012	4.5%
Three months ended June 30, 2012	2.1%

As shown above, comparable club revenue increase (decrease) turned positive in the second quarter of 2011 and has continued its positive trend in each successive quarter reflecting the impact of the membership increases in our comparable club base. Expected increases in ancillary club revenue and improvements in membership and membership pricing will be contributing factors to the positive comparable club revenue expected in 2012. We currently anticipate that comparable club revenue increases for the remainder of 2012 will be between 2.0% and 3.5%.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.0	38.1	37.8	38.5
Club operating	36.5	36.7	36.6	37.2
General and administrative	5.0	5.2	4.9	5.8
Depreciation and amortization	10.2	11.1	10.3	11.1

	88.7	91.1	89.6	92.6

Operating income	11.3	8.9	10.4	7.4
Loss on extinguishment of debt	—	4.1	—	2.0
Interest expense	4.5	5.6	4.7	5.2
Interest income	—	—	—	—
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)	(0.5)

Income (loss) before provision for corporate income taxes	7.3	(0.3)	6.2	0.7

Provision for corporate income taxes	2.8	—	2.4	0.2

Net income (loss)	4.5%	(0.3)%	3.8%	0.5%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2012		2011
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$92,944	76.0%	$91,902	77.7%	1.1%
Joining fees	2,686	2.2%	1,534	1.3%	75.1%

Membership revenue	95,630	78.2%	93,436	79.0%	2.3%

Personal training revenue	17,625	14.4%	16,708	14.1%	5.5%
Other ancillary club revenue (1)	7,549	6.2%	7,041	6.0%	7.2%

Ancillary club revenue (2)	25,174	20.6%	23,749	20.1%	6.0%
Fees and other revenue (3)	1,437	1.2%	1,100	0.9%	30.6%

Total revenue	$122,241	100.0%	$118,285	100.0%	3.3%

(1)	Other ancillary revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Member usage fees historically recorded in other ancillary club revenue were reclassified to membership dues for the three and six months ended June 30, 2011 in the amount of $493,000 and $974,000, respectively.
(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue increased 3.3% in the three months ended June 30, 2012 compared to the same period in the prior year. The increase in revenue was driven primarily by growth in membership revenue and ancillary club revenue. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, revenue increased $1.4 million at the two clubs opened or acquired subsequent to June 30, 2010 (both opened in the fourth quarter of 2011) and $2.5 million at our clubs opened or acquired prior to June 30, 2010.

Joining fees increased in the three months ended June 30, 2012 compared to the same period in the prior year as a result of the revenue recognized from the increased amounts collected that we initially deferred over the estimated average membership life. In the second quarter of 2010, we began to collect an increased amount of joining fees as compared with the previous two years; however because we recognize these fees into revenue over the estimated average membership life, we did not immediately begin realizing these increases in revenue. We expect we will continue to see increases in joining fees revenue in the second half of 2012.

Personal training revenue increased 5.5% in the three months ended June 30, 2012 compared to the same period in the prior year primarily due to increased member interest in personal training, increases in products offered and improvements in the selling process.

Other ancillary club revenue improved 7.2% in the three months ended June 30, 2012 compared to the same period in the prior year due to management focus and increased interest in our Small Group Training programs.

Comparable club revenue increased 2.1% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. There was a 1.5% increase due to an increase in membership and a 2.2% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partially offset by a 1.6% decrease in the price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2012	2011	% Variance
Payroll and related	$45,280	$45,101	0.4%
Club operating	44,611	43,385	2.8%
General and administrative	6,135	6,096	0.6%
Depreciation and amortization	12,419	13,185	(5.8)%

Operating expenses	$108,445	$107,767	0.6%

Operating expenses for the three months ended June 30, 2012 increased $678,000, or 0.6%, compared to the three months ended June 30, 2011 due to a 1.1% increase in the total months of club operation from 475 to 480 as well as the following factors:

Payroll and related. Payroll and related expenses were relatively flat, with a slight increase of $179,000, or 0.4%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of total revenue, payroll and related expenses decreased to 37.0% in the three months ended June 30, 2012 from 38.1% in the three months ended June 30, 2011.

Club operating. Club operating expenses increased $1.2 million, or 2.8%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2012. This increase was principally attributable to the following:

•

Rent and occupancy expenses increased $1.1 million in the three months ended June 30, 2012 compared to the same period in the prior year. Rent and occupancy costs increased $144,000 at our clubs that opened after July 1, 2010 and increased $927,000 at our clubs that opened prior to July 1, 2010. Rent and occupancy expenses decreased $245,000 related to our clubs that were closed after July 1, 2010, excluding $275,000 received as an incentive payment from a landlord in connection with a lease termination.

As a percentage of total revenue, club operating expenses decreased to 36.5% in the three months ended June 30, 2012 from 36.7% in the three months ended June 30, 2011.

General and administrative. General and administrative expenses were relatively flat, with a slight increase of $39,000 or 0.6% in the three months ended June 30, 2012 compared to the same period last year. As a percentage of total revenue, general and administrative expenses decreased to 5.0% in the three months ended June 30, 2012 from 5.2% in the three months ended June 30, 2011.

Depreciation and amortization. In the three months ended June 30, 2012 compared to the three months ended June 30, 2011, depreciation and amortization decreased due to a modest decline in our depreciable fixed asset base. As a percentage of total revenue, depreciation and amortization expenses decreased to 10.2% in the three months ended June 30, 2012 from 11.1% in the three months ended June 30, 2011.

Loss on extinguishment of debt

For the three months ended June 30, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment. There were no such costs in the three months ended June 30, 2012.

Interest expense

In the three months ended June 30, 2012 compared to the three months ended June 30, 2011, interest expense decreased $1.1 million due to the refinancing of our debt on May 11, 2011. Pursuant to terms of the indenture governing the Senior Discount Notes and in connection with the retirement of these notes, in the three months ended June 30, 2011we paid an additional $1.3 million of interest, representing the 30 day notification period requirement.

Provision for Corporate Income Taxes

We determined the income tax provision for the three months ended June 30, 2012 and 2011 by estimating the effective annual tax rates for 2012 and 2011 of 39% and 21%, respectively.

We recorded a provision for corporate income taxes of $3.5 million for the three months ended June 30, 2012 compared to $72,000 for the three months ended June 30, 2011. Our provision in the three months ended June 30, 2011 includes a discrete benefit of $2.1 million for the $4.9 million loss on extinguishment of debt and $549,000 of discrete charges that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. Our effective tax rate was 39% in the three months ended June 30, 2012 compared to 21% in the three months ended June 30, 2011. The benefits from our captive insurance arrangement impacted our effective tax rate on our pre-tax income in the three months ended June 30, 2012 from 44% to 39% and impacted our effective tax rate on pre-tax income for the three months ended June 30, 2011 from 31% to 21%.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2012		2011
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$186,207	76.0%	$182,982	77.9%	1.8%
Joining fees	5,252	2.1%	2,981	1.2%	76.2%

Membership revenue	191,459	78.1%	185,963	79.1%	3.0%

Personal training revenue	35,246	14.4%	32,400	13.8%	8.8%
Other ancillary club revenue	15,833	6.4%	14,414	6.1%	9.8%

Ancillary club revenue	51,079	20.8%	46,814	19.9%	9.1%
Fees and other revenue	2,615	1.1%	2,213	1.0%	18.2%

Total revenue	$245,153	100.0%	$234,990	100.0%	4.3%

Revenue increased 4.3% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Joining fees increased in the six months ended June 30, 2012 as a result of the revenue recognized from the increased amounts collected that we initially deferred over the estimated average membership life. In the second quarter of 2010, we began to collect an increased amount of joining fees as compared with the previous two years; however because we recognize these fees into revenue over the estimated average membership life, we did not immediately begin realizing these increases in revenue. We expect we will continue to see increases in joining fees revenue in the second half of 2012.

Personal training revenue increased 8.8% in the six months ended June 30, 2012 compared to the same period in the prior year primarily due to increased member interest in personal training, increases in products offered and improvements in the selling process.

Other ancillary club revenue improved 9.8% in the six months ended June 30, 2012 compared to the same period in the prior year due to management focus and increased interest in our Small Group Training programs.

Comparable club revenue increased 3.3% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. There was a 2.4% increase due to an increase in membership and a 2.6% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partly offset by a 1.7% decrease in price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2012	2011	% Variance
Payroll and related	$92,639	$90,353	2.5%
Club operating	89,742	87,487	2.6%
General and administrative	12,068	13,516	(10.7)%
Depreciation and amortization	25,279	26,187	(3.5)%

Operating expenses	$219,728	$217,543	1.0%

Operating expenses for the six months ended June 30, 2012 increased $2.2 million, or 1.0%, compared to the three months ended June 30, 2011 due to a 0.5% increase in the total months of club operation from 949 to 954 as well as the following factors:

Payroll and related. Payroll and related expenses increased $2.3 million, or 2.5%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The change was primarily impacted by the following:

•

Payroll overhead costs increased by $1.3 million in the six months ended June 30, 2012 compared to the same period in the prior year. There was a $931,000 increase in overhead costs primarily attributable to increases in full time employment levels and higher overhead salaries resulting from the hiring of several new senior management personnel and a $377,000 increase in overhead labor costs related to towel distributions as the Company no longer outsources this function and performs this function more efficiently in-house.

•

Payroll costs directly related to our personal training, group fitness training, and programming for children increased approximately $820,000 primarily attributable to an increase in demand for these programs.

As a percentage of total revenue, payroll and related expenses decreased to 37.8% in the six months ended June 30, 2012 from 38.5% in the six months ended June 30, 2011.

Club operating. Club operating expenses increased $2.3 million, or 2.6%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was principally attributable to the following:

•

Rent and occupancy expenses increased $1.7 million in the six months ended June 30, 2012 compared to the same period in the prior year. Rent and occupancy costs increased $395,000 at our clubs that opened after July 1, 2010 and increased $1.5 million at our clubs that opened prior to July 1, 2010. Rent and occupancy expenses decreased $483,000 related to our clubs that were closed after July 1, 2010, excluding $275,000 received as an incentive payment from a landlord in connection with a lease termination.

As a percentage of total revenue, club operating expenses decreased to 36.6% in the six months ended June 30, 2012 from 37.2% in the six months ended June 30, 2011.

General and administrative. The decrease in general and administrative expenses was principally attributable to the cost reduction efforts within various general and administrative expense accounts including reductions in general liability insurance, consulting and legal expenses. The primary impact of these items is as follows:

•

Legal and consulting expenses decreased by $1.3 million in the six months ended June 30, 2012 compared to the same period in the prior year. Consulting expense decreased $537,000 primarily related to the relocation of our data center in the three months ended March 31, 2011 to a co-location facility, and legal expenses decreased $802,000.

Depreciation and amortization. In the six months ended June 30, 2012 compared to the six months ended June 30, 2011, depreciation and amortization decreased due primarily to a modest decline in our depreciable fixed asset base. As a percentage of total revenue, depreciation and amortization expenses decreased to 10.3% in the six months ended June 30, 2012 from 11.1% in six months ended June 30, 2011.

Loss on extinguishment of debt

For the six months ended June 30, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment. There were no such costs in the six months ended June 30, 2012.

Interest expense

In the six months ended June 30, 2012 compared to the six months ended June 30, 2011, interest expense decreased $718,000 due to the refinancing of our debt on May 11, 2011. Pursuant to terms of the indenture governing the Senior Discount Notes and in connection with the retirement of these notes, in the three months ended June 30, 2011 we paid an additional $1.3 million of interest, representing the 30 day notification period requirement. This effect was partially offset by increases in interest expense attributable to the higher weighted average interest rates on our outstanding term loan which was refinanced on May 11, 2011 as compared to our previous term loan outstanding in the prior year period which carried lower weighted average interest rates.

Provision for Corporate Income Taxes

We determined the income tax provision for the six months ended June 30, 2012 and 2011 by estimating the effective annual tax rates for 2012 and 2011 of 39% and 35%, respectively.

We recorded a provision for corporate income taxes of $5.9 million for the six months ended June 30, 2012 compared to $601,000 for the six months ended June 30, 2011. Our provision for the six months ended June 30, 2011 includes a discrete benefit of $2.1 million for the $4.9 million loss on extinguishment of debt and $549,000 of discrete charges in Q2 that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2011. Our effective tax rate was 39% in the six months ended June 30, 2012 compared to 35% in the six months ended June 30, 2011. The benefits from our captive insurance arrangement impacted our effective tax rate on our pre-tax income in the six months ended June 30, 2012 from 44% to 39% and impacted our effective tax rate on pre-tax income for the six months ended June 30, 2011 from 45% to 35%.

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

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2012 decreased $54,000 compared to the six months ended June 30, 2011. This decrease was driven by reductions in cash flows resulting from the timing of certain payments and collections made associated with our prepaid expenses and deferred revenues, partially offset by the overall increase in earnings.

Investing Activities. Net cash used in investing activities decreased $4.6 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Investing activities in both six month periods consisted of expanding and remodeling existing clubs, and the purchase of new fitness equipment. There were no future clubs under construction in the six months ended June 30, 2012, as compared to two future clubs under construction in the six months ended June 30, 2011, both of which opened in the fourth quarter of 2011.

For the year ending December 31, 2012, we currently plan to invest between $24.0 million to $26.0 million in capital expenditures. This range is compared to $30.9 million of capital expenditures in 2011. This amount includes approximately $500,000 to $1.0 million related to potential 2013 club openings, approximately $18.0 million to $19.0 million to continue to upgrade existing clubs and $2.0 million to $3.0 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.5 million to $3.0 million to enhance our management information systems. We expect that these expenditures will be funded by cash flows provided by operations and available cash on hand.

Financing Activities. Net cash used in financing activities decreased $9.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In the six months ended June 30, 2012, we made principal payments of $21.0 million on the 2011 Term Loan Facility which was partially offset by $2.0 million of proceeds from the exercise of stock options. In the six months ended June 30, 2011, we made principal payments of $14.1 million on the 2007 Term Loan Facility. On May 11, 2011, we refinanced our long-term debt. In accordance with the refinancing, we repaid the remaining principal amounts of the 2007 Term Loan Facility of $164.0 million and the Senior Discount Notes of $138.5 million and received $297.0 million under the 2011 Term Loan Facility, net of the original issue discount of $3.0 million. In connection with the refinancing, we paid $8.1 million in debt issuance costs.

As of June 30, 2012, we had $56.8 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of June 30, 2012 approximately $39.1 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of June 30, 2012, our total gross consolidated debt was $270.7 million. This substantial amount of debt could have significant consequences, including the following:

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

The $3.0 million OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet, and is being amortized as interest expense using the effective interest method. The unamortized balance of the OID as of June 30, 2012 was $2.6 million.

As of June 30, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6.3 million. The unutilized portion of the 2011 Revolving Loan Facility as of June 30, 2012 was $43.7 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 4.5% or its Eurodollar rate plus 5.5% (each as defined in the 2011 Senior Credit Facility). The Eurodollar Rate has a floor of 1.50% and the base rate a floor of 2.50% with respect to the outstanding Term Loans. As of June 30, 2012, the interest rate was 7.0%. TSI, LLC is required to pay 0.25% of principal, or $750,000 per quarter. However, if, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay $3.75 million, or 1.25% of principal per quarter. As of June 30, 2012, TSI, LLC had a total leverage ratio of 2.62:1.00 TSI, LLC will be required to make a principal payment of $750,000 on September 30, 2012. As of June 30, 2012, we had made a total of $29.3 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 or less effective as of March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of June 30, 2012 with a total leverage ratio of 2.62:1.00 and an interest expense coverage ratio of 4.28:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, except that a prepayment premium of 2.0% is payable prior to May 11, 2012 and a prepayment premium of 1.0% is payable from May 11, 2012 to May 11, 2013. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined in the 2011 Senior Credit Facility, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. This calculation was performed as of December 31, 2011 and as a result a principal payment of $16.5 million was made with cash on hand on March 31, 2012. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, the Company estimates that the excess cash flow calculation as of December 31, 2012 would result in approximately $12.0 million payable on March 31, 2013. This estimate assumes a total leverage ratio greater than 2.50:1.00 but less than or equal to 3.00:1.00 as of December 31, 2012. If the Company’s total leverage ratio as of December 31, 2012 were greater than 2.00:1.00 but less than or equal to 2.50:1.00, the excess cash flow payment would approximate $6.0 million.

As of June 30, 2012, the 2011 Term Loan Facility has a gross principal balance of $270.7 million and balance of $268.2 million, net of the unamortized OID.

Debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which, $7.3 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets. Unamortized loan costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777,000 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164.0 million. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of such date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447,000 and fees related to the letters of credit of $27,000. The total cash paid in connection with this repayment was $164.5 million as of May 11, 2011 with no early repayment penalty. We determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, we recorded refinancing charges of approximately $634,000, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138.45 million plus a call premium of 1.833% of the principal amount thereof totaling approximately $2.5 million and accrued interest of $5.5 million. The accrued interest included interest through May 11, 2011 of $4.2 million, plus 30 days of additional interest of $1.3 million representing the interest charge during the 30 day notification period. We determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, we wrote-off unamortized deferred financing costs of approximately $916,000 related to the redemption of the Senior Discount Notes, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

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

Effective July 13, 2011, we entered into an interest rate swap arrangement which effectively converted $150 million, of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150 million when including the applicable 5.50% margin. This swap matures on July 13, 2014. As permitted by ASC 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method, and the ineffective portion of the hedge was reported in our condensed consolidated statements of operations. The amount related to hedge ineffectiveness for the three and six months ended June 30, 2012 was de minimis.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of June 30, 2012 were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$270,743	$15,000	$6,000	$6,000	$243,743
Interest payments on long-term debt (1)	102,577	19,388	33,936	34,597	14,656
Operating lease obligations (2)	705,123	84,630	161,889	143,954	314,650

Total contractual obligations	$1,078,443	$119,018	$201,825	$184,551	$573,049

Notes:

(1)	Based on interest rates on the 2011 Term Loan Facility as of June 30, 2012.
(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

In recent years, we have typically operated with a working capital deficit. We had working capital of $4.9 million at June 30, 2012, as compared with a working capital deficit of $18.1 million at December 31, 2011. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities had more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The current portion of deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $42.6 million and $40.8 million at June 30, 2012 and December 31, 2011, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. As of April 1, 2012, the estimated average membership life was 28 months for our unrestricted members and 27 months for our restricted student members. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. Any working capital deficits in future periods, as in the past, will be funded using cash on hand, cash flows from operations and borrowings under our 2011 Senior Credit Facility. We believe that these sources will be sufficient to cover such future deficits.

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

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. Effective July 13, 2011, we entered into an interest rate swap with a notional amount totaling $150.0 million to hedge one-half of our variable rate debt to a fixed rate. Changes in the fair value of this derivative will be recorded each period in accumulated other comprehensive income to the extent the derivative is highly effective with any ineffectiveness recorded in the condensed consolidated statements of operations. Based on the amount of our variable rate debt and our interest rate swap agreement as of June 30, 2012, a hypothetical 100 basis point interest increase would not have affected interest expense for the three month period ended June 30, 2012 as the variable rate debt contains a Eurodollar floor of 1.5%. As of June 30, 2012, we had $270.7 million outstanding on the 2011 Term Loan Facility.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, alleging, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. On June 8, 2012, the court granted the motion in part, dismissing the fraudulent inducement claim, the negligent misrepresentation claim, and the claim for breach of the implied covenant of good faith and fair dealing. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment on one of its contract claims. On March 1, 2012, Ajilon filed a cross motion for partial summary judgment seeking to dismiss one of the contract claims of TSI, LLC. On June 8, 2012, the court denied the motion of TSI, LLC and granted Ajilon’s motion. On June 25, 2012, TSI, LLC moved to reargue the summary judgment motions. This motion remains pending. Discovery is complete and the parties are scheduled to attend a pre-trial conference in July 2012. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. The special proceeding currently is in the discovery phase.

On or about May 30, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action under the New York State labor law on behalf of personal trainers employed in New York State, and a collective action under the Fair Labor Standards Act (the “FLSA”) on behalf of all personal trainers, in the Federal District Court for the Southern District of New York. The action is largely duplicative of the Cruz case. Labbe seeks to represent a smaller subset of the same class of New York personal trainers who would be represented by Cruz if a class action were certified in that matter. TSI, LLC could not be held liable to pay the same New York personal trainers for the same damages in both cases. Labbe seeks unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law and the FLSA with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. TSI, LLC has not yet responded to this complaint. The court has scheduled an initial pre-trial conference for August 17, 2012. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, the Company intends to contest this case vigorously. Depending upon the ultimate outcome, this matter may have a material adverse effect on TSI, LLC’s and the Company’s consolidated results of operations, financial condition or cash flows.

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

From time to time we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alerts” section at http://investor.mysportsclubs.com.

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

DATE: July 26, 2012
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