Form 10-Q
period 2012-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2012-10-25
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

As of October 19, 2012, there were 23,631,630 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended September 30, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		34

EX-3.1
EX-3.2
EX 10.1
EX 10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(All figures in thousands except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,108	$47,880
Accounts receivable (less allowance for doubtful accounts of $3,382 and $2,440 as of September 30, 2012 and December 31, 2011, respectively)	7,161	5,857
Inventory	324	290
Deferred tax assets, net	24,140	20,218
Prepaid expenses and other current assets	11,379	10,672

Total current assets	85,112	84,917
Fixed assets, net	262,397	286,041
Goodwill	32,790	32,799
Deferred tax assets, net	8,827	19,782
Deferred membership costs	11,290	10,117
Other assets	14,553	15,886

Total assets	$414,969	$449,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$25,507
Accounts payable	5,250	9,180
Accrued expenses	24,800	26,575
Accrued interest	167	950
Deferred revenue	38,562	40,822

Total current liabilities	70,779	103,034
Long-term debt	249,072	263,487
Deferred lease liabilities	62,746	65,119
Deferred revenue	5,912	5,338
Other liabilities	10,655	12,210

Total liabilities	399,164	449,188
Contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value; issued and outstanding 23,631,630 and 23,040,881 shares at September 30, 2012 and December 31, 2011, respectively	23	23
Additional paid-in capital	(16,909)	(19,934)
Accumulated other comprehensive income	1,258	1,251
Retained earnings	31,433	19,014

Total stockholders’ equity	15,805	354

Total liabilities and stockholders’ equity	$414,969	$449,542

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Club operations	$117,365	$114,882	$359,903	$347,659
Fees and other	2,247	1,256	4,862	3,469

	119,612	116,138	364,765	351,128

Operating Expenses:
Payroll and related	43,654	43,286	136,293	133,639
Club operating	46,270	45,496	136,012	132,983
General and administrative	5,641	6,139	17,709	19,655
Depreciation and amortization	12,148	12,642	37,427	38,829
Impairment of fixed assets	239	—	239	—

	107,952	107,563	327,680	325,106

Operating income	11,660	8,575	37,085	26,022
Loss on extinguishment of debt	1,010	—	1,010	4,865
Interest expense	6,542	6,062	18,027	18,265
Interest income	(25)	(45)	(43)	(135)
Equity in the earnings of investees and rental income	(632)	(578)	(1,852)	(1,833)

Income before provision for corporate income taxes	4,765	3,136	19,943	4,860
Provision for corporate income taxes	1,613	1,194	7,524	1,795

Net income	$3,152	$1,942	$12,419	$3,065

Earnings per share:
Basic	$0.13	$0.09	$0.53	$0.13
Diluted	$0.13	$0.08	$0.52	$0.13
Weighted average number of shares used in calculating earnings per share:
Basic	23,581,631	22,834,206	23,331,877	22,782,124
Diluted	24,186,498	23,457,058	24,015,747	23,318,879

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(All figures in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statements of Comprehensive Income:
Net income	$3,152	$1,942	$12,419	$3,065
Foreign currency translation adjustments, net of tax	22	(226)	55	318
Interest rate swap, net of tax	(13)	(976)	(48)	(976)

Comprehensive income	$3,161	$740	$12,426	$2,407

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(All figures in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,419	$3,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,427	38,829
Impairment of fixed assets	239	—
Loss on extinguishment of debt	1,010	4,865
Call premium on redemption of Senior Discount Notes	—	(2,538)
Amortization of debt discount	311	149
Amortization of debt issuance costs	866	840
Non-cash rental expense, net of non-cash rental income	(2,950)	(3,017)
Share-based compensation expense	787	925
Decrease in deferred tax asset	7,036	3,261
Net change in certain operating assets and liabilities	(11,033)	11,542
Increase in deferred membership costs	(1,173)	(3,558)
Landlord contributions to tenant improvements	1,320	711
Decrease in insurance reserves	(2,124)	(1,511)
Other	(187)	(323)

Total adjustments	31,529	50,175

Net cash provided by operating activities	43,948	53,240

Cash flows from investing activities:
Capital expenditures	(13,278)	(21,641)

Net cash used in investing activities	(13,278)	(21,641)

Cash flows from financing activities:
Principal payments on 2011 Term Loan Facility	(36,007)	(4,500)
Proceeds from replacement 2011 Term Loan Facility lenders	13,796	—
Principal payments to non-consenting 2011 Term Loan Facility lenders	(13,796)	—
Term loan repricing related financing costs	(2,707)	—
Proceeds from exercise of stock options	2,279	291
Tax benefit from stock option exercises	—	100
Proceeds from 2011 Senior Credit Facility, net of original issue discount	—	297,000
Debt issuance costs	—	(8,065)
Repayment of 2007 Term Loan Facility	—	(178,063)
Repayment of Senior Discount Notes	—	(138,450)

Net cash used in financing activities	(36,435)	(31,687)
Effect of exchange rate changes on cash	(7)	314

Net (decrease) increase in cash and cash equivalents	(5,772)	226
Cash and cash equivalents beginning of period	$47,880	$38,803

Cash and cash equivalents end of period	$42,108	$39,029

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(1,306)	$(3,206)
Increase in inventory	(34)	(6)
(Increase) decrease in prepaid expenses and other current assets	(1,705)	4,156
Decrease in accounts payable, accrued expenses and accrued interest	(7,152)	(5,207)
Change in prepaid corporate income taxes and corporate income taxes payable	166	4,738
(Decrease) increase in deferred revenue	(1,002)	11,067

Net change in certain operating assets and liabilities	$(11,033)	$11,542

Supplemental disclosures of cash flow information:
Cash payments for interest, excluding call premium on the redemption of the Senior Discount Notes	$17,562	$23,851

Cash payments for income taxes	$361	$567

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.	Basis of Presentation

As of September 30, 2012, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012. Certain reclassifications were made to the reported amounts as of December 31, 2011 to conform to the presentation as of September 30, 2012.

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

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011. The table below summarizes the estimated average membership life of restricted student members in each of the first three quarters of 2012 and 2011.

Estimated Average Restricted Student Member Life
Period	2012	2011
Three months ended March 31	25 months	27 months
Three months ended June 30	27 months	27 months
Three months ended September 30	28 months	28 months

If the estimated average membership life for restricted student members had remained at 27 months for the three months ended September 30, 2012, the impact would have been an increase in revenue and net income of approximately $34 and $17, respectively.

2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance allowing the use of a qualitative approach to test indefinite-lived intangible assets for impairment. The updated guidance permits companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This update is not expected to have an impact on the Company’s financial statements.

In September 2011, the FASB issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance permits companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of their reporting units is less than its carrying value. If the Company concludes that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this amended guidance for the fiscal year beginning January 1, 2012, and applied the guidance for the Company’s annual goodwill impairment test performed on February 29, 2012. The Company’s qualitative assessment pursuant to the amended guidance indicated that it is more likely than not that the fair value of the Company’s goodwill reporting units are greater than their carrying amounts and therefore the two-step quantitative goodwill impairment test was not performed.

In June 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this amended guidance for the fiscal year beginning January 1, 2012 and has elected to present two separate but consecutive statements, consisting of a statement of income followed by a statement of comprehensive income. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s financial statements. The new guidance was applied retrospectively.

3.	Long-Term Debt

	September 30, 2012	December 31, 2011
2011 Term Loan Facility outstanding principal balance	$255,743	$291,750
Less: Unamortized discount	(4,671)	(2,756)
Less: Current portion due within one year	(2,000)	(25,507)

Long-term portion	$249,072	$263,487

On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300,000 term loan facility (“2011 Term Loan Facility”), and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The $3,000 OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which $7,288 are being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility (“2007 Senior Credit Facility”), to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. Unamortized loan costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in loss on extinguishment of debt in the accompanying condensed consolidated statements of income. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility, as amended. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility, as amended, are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “Amendment”) to the 2011 Senior Credit Facility. The Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1% fee on the amount of any term loans repaid in connection with a repricing transaction) ending in August 2013. All other principal provisions, including maturity and covenants under the Company’s existing 2011 Senior Credit Facility remained unchanged in all material respects. The Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13,796 were replaced with replacement term loan lenders in order to execute the Amendment. In connection with the pay off of non-consenting term loan lenders, during the three months ended September 30, 2012, the Company recorded a loss on extinguishment of debt of $464 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260 and $204, respectively. In addition, the Company recorded additional debt discount of $2,707 related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1,390 related to bank, legal and accounting related fees paid to third parties to execute the Amendment.

Subsequent to the effective date of the Amendment, the Company made a voluntary prepayment of $15,000 on the 2011 Term Loan Facility. In connection with this voluntary prepayment, during the three months ended September 30, 2012, the Company recorded loss on extinguishment of debt of $546, consisting of the write-offs of the related portions of unamortized debt issuance costs and debt discount of $269 and $277, respectively.

As of September 30, 2012, the 2011 Term Loan Facility has a gross principal balance of $255,743 and a balance of $251,072, net of unamortized debt discount of $4,671 which is comprised of the original issue discount from the original debt issuance date on May 11, 2011 and the additional debt discount recorded in connection with the Amendment. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. The $5,401 unamortized balance of debt issuance costs as of September 30, 2012 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6,091. The unutilized portion of the 2011 Revolving Loan Facility as of September 30, 2012 was $43,909.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of September 30, 2012, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal, or $750 per quarter, in respect of such loans. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments of $750 per quarter may be reduced by voluntary prepayments. As a result of the $15,000 voluntary prepayment on August 28, 2012 and assuming the Company’s leverage ratio remains below 2.75:1.00, the Company will not be required to pay the next 20 regularly scheduled quarterly principal payments of $750 for the period beginning September 30, 2012 through June 30, 2017 with regularly scheduled required payments resuming on September 30, 2017. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay $3,750, or 1.25% of principal. As of September 30, 2012, TSI, LLC had a total leverage ratio of 2.38:1.00 and TSI, LLC will not be required to make a principal payment on September 30, 2012. As of September 30, 2012, TSI LLC has made a total of $44,257 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of September 30, 2012 with a total leverage ratio of 2.38:1.00 and an interest expense coverage ratio of 4.33:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made after August 22, 2012 and prior to August 23, 2013 only in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility, as amended, contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, as amended, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. This calculation was performed as of December 31, 2011 and as a result a principal payment of $16,507 was made with cash on hand on March 31, 2012. As a result of the $15,000 voluntary term loan prepayment in August 2012, the expected excess cash flow payment calculated as of December 31, 2012 will be reduced. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, the Company estimates that the excess cash flow calculation as of December 31, 2012 would result in approximately $2,000 payable on March 31, 2013. This estimate assumes a total leverage ratio greater than 2.00:1.00 but less than or equal to 2.50:1.00 as of December 31, 2012. If the Company’s total leverage ratio as of December 31, 2012 were greater than 2.50:1.00 but less than or equal to 3.00:1.00, the excess cash flow payment would approximate $4,000.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164,001. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of such date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447 and fees related to the letters of credit of $27. The total cash paid in connection with this repayment was $164,475 as of May 11, 2011 with no early repayment penalty. The Company determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, the Company recorded refinancing charges of approximately $634, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of income.

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138,450 plus a call premium of 1.833% of the principal amount thereof totaling approximately $2,538 and accrued interest of $5,457. The accrued interest included interest through May 11, 2011 of $4,188, plus 30 days of additional interest of $1,269, representing the interest charge during the 30 day notification period. The Company determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, the Company wrote-off unamortized deferred financing costs of approximately $916 related to the redemption of the Senior Discount Notes, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of income.

Fair Market Value

Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $258,300 and $288,833 at September 30, 2012 and December 31, 2011, respectively, and is classified within level 2 of the fair value hierarchy.

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

Effective July 13, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000, of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was also amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans. This swap matures on July 13, 2014. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of income. For the three and nine months ended September 30, 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method, and the ineffective portion of the hedge was reported in the Company’s condensed consolidated statements of income. The amount related to hedge ineffectiveness for the three and nine months ended September 30, 2012 was de minimis. There was no hedge ineffectiveness during the three and nine months ended September 30, 2011.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

	Total Fair Value	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of September 30, 2012	$1,396	$—	$1,396	$—

The swap contract liability of $1,396 is recorded as a component of other liabilities with an offset to accumulated other comprehensive income ($789, net of taxes) on the accompanying condensed consolidated balance sheet as of September 30, 2012.

5.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of September 30, 2012, $28,294 of the cash and cash equivalents balance of $42,108 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares of Common Stock outstanding — basic	23,581,631	22,834,206	23,331,877	22,782,124

Effect of dilutive share-based awards	604,867	622,852	683,870	536,755

Weighted average number of shares of Common Stock outstanding — diluted	24,186,498	23,457,058	24,015,747	23,318,879

Earnings per share:
Basic	$0.13	$0.09	$0.53	$0.13
Diluted	$0.13	$0.08	$0.52	$0.13

For the three and nine months ended September 30, 2012, the Company did not include stock options to purchase 141,733 shares and 313,862 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

For the three and nine months ended September 30, 2011, the Company did not include stock options to purchase 473,904 shares and 675,962 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

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

At September 30, 2012, the Company had 60,340 stock options outstanding under the 2004 Plan and 1,477,027 shares of restricted stock and stock options outstanding under the 2006 Plan.

Stock Option Awards

The Company did not issue any stock option grants during the nine months ended September 30, 2012.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to options outstanding was $113 and $409 for the three and nine months ended September 30, 2012, respectively, and $217 and $743 for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, a total of $309 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

On May 18, 2012 and April 27, 2012, the Company issued 75,000 and 8,000 shares of restricted stock, respectively, to employees. The fair value per share for the May 18, 2012 and April 27, 2012 restricted stock awards were $11.46 and $13.01, respectively, representing the closing stock price on the respective dates of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants. During the nine months ended September 30, 2011, the Company issued 64,000 shares of restricted stock to employees with a fair value per share of $4.57 which vests 25% per year over four years on the anniversary date of the grant.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to restricted stock was $105 and $262 for the three and nine months ended September 30, 2012, respectively, and $22 and $58 for three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, a total of $1,563 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.2 years.

Stock Grants

In the nine months ended September 30, 2012, the Company issued shares of common stock to members of the Company’s Board of Directors as payment of their annual and quarterly retention. The total fair value of the shares issued was expensed upon the date of grant. Total shares issued were:

Date	Number of Shares	Price Per Share	Grant Date Fair Value
January 18, 2012	10,835	$8.69	$94
May 10, 2012	1,667	$12.99	$22

8.	Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there is identifiable cash flow. To the extent that estimated future undiscounted net cash flows attributable to the asset groups are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset groups and its fair value, calculated using discounted cash flows, is recognized. In the three months ended September 30, 2012, the Company tested eight underperforming clubs and recorded an impairment loss of $239 on leasehold improvements and furniture and fixtures at one of these clubs that experienced decreased profitability and sales levels below expectations and were therefore written down to their fair value of zero. The seven other clubs tested that did not have impairment charges had an aggregate of $15,278 of net leasehold improvements and furniture and fixtures remaining as of September 30, 2012. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2012 to determine if fixed asset impairment will be necessary. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. The Company did not incur any fixed asset impairment charges during the three and nine months ended September 30, 2011.

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

On January 1, 2012, the Company adopted guidance issued by the FASB allowing the use of a qualitative approach to test goodwill for impairment and performed its annual impairment test as of February 29, 2012 pursuant to the updated rules. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of its reporting units. The identification of relevant events and circumstances and how these may impact a reporting units’ fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. Based upon the Company’s qualitative impairment analysis as of February 29, 2012, prepared in accordance with revised guidance, the Company concluded that there was no requirement to perform the two-step quantitative goodwill impairment test. The key qualitative factors that led to this conclusion were (i) the excess amount or “cushion” between each of the reporting unit’s fair value and carrying value as indicated on the Company’s most recent quantitative assessment on February 28, 2011; (ii) the significant increase in the share price and market capitalization of the Company since the prior year goodwill impairment analysis; and (iii) the overall positive financial performance of the reporting units for the twelve months ended February 29, 2012 as compared to the twelve months ended February 28, 2011, and related improvements in the five year plan.

The Company’s next annual impairment test will be performed as of February 28, 2013 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There were no triggering events in the three months ended September 30, 2012.

The changes in the carrying amount of goodwill from January 1, 2011 through September 30, 2012 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2011
Goodwill	$31,403	$15,766	$1,254	$3,982	$52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Balance as of December 31, 2011
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Changes due to foreign currency exchange rate fluctuations	—	—	5	—	5

	31,403	—	1,259	137	32,799
Balance as of September 30, 2012
Goodwill	31,403	15,766	1,259	3,982	52,410
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,259	137	32,799
Changes due to foreign currency exchange rate fluctuations	—	—	(9)	—	(9)

	$31,403	$—	$1,250	$137	$32,790

10.	Income Taxes

The Company recorded a provision for corporate income taxes of $7,524 and $1,795 for the nine months ended September 30, 2012 and 2011, respectively, reflecting an effective income tax rate of 38% and 37%, respectively. The Company’s forecasted annual effective tax rates of 39% and 34% at September 2012 and 2011, respectively, were favorably impacted 5% and 8%, respectively, due to tax benefits derived from the captive insurance arrangement. The increase in the forecasted annual income before the provision for corporate income taxes for 2012 has reduced the effect of the captive insurance arrangement on the Company’s annual effective tax rate when compared to 2011. The provision for corporate income taxes for the nine months ended September 30, 2012 includes a discrete tax benefit of $225, or a 1% decrease to the effective tax rate for the nine months ended September 30, 2012 related to the loss on extinguishment of debt recorded in connection with the August 2012 debt repricing and adjustments to prior year estimated jurisdictional tax rates. The provision for corporate income taxes for the nine months ended September 30, 2011 includes a discrete tax provision of $132, or a 3% increase to the effective tax rate, related to the loss on extinguishment of debt offset by a provision related to adjustments to prior year estimated jurisdictional tax rates.

As of September 30, 2012, $750 represents the amount of unrecognized tax benefits that, if recognized would affect the Company’s effective tax rate in 2012.

The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense, if deemed applicable. As of September 30, 2012, the amount accrued for interest was $289.

The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior. The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007, 2008, 2009), and New York City (2006, 2007, 2008). These examinations are ongoing and the Company is working with the respective taxing authorities and providing all requested information. The Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however it is difficult to predict the final outcome or timing of resolution of any particular tax matter.

As of September 30, 2012, the Company had net deferred tax assets of $32,967. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability while in 2010 and 2009, the Company incurred losses. In 2012, the Company had profitable first, second and third quarters and expects to be profitable for the full year 2012. The Company has historically been a taxpayer and projects that it will be in a three year cumulative income position, as of December 31, 2012. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to the Company’s captive insurance arrangement for state taxes, taxable income has been and is projected to be the same as federal. The state net deferred tax asset balance as of September 30, 2012 is $20,716. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2012 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the amount of $2,900. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. On June 8, 2012, the court granted the motion in part, dismissing the fraudulent inducement claim, the negligent misrepresentation claim, and the claim for breach of the implied covenant of good faith and fair dealing. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment on one of its contract claims. On March 1, 2012, Ajilon filed a cross motion for partial summary judgment seeking to dismiss one of the contract claims of TSI, LLC. On June 8, 2012, the court denied the motion of TSI, LLC and granted Ajilon’s motion. Discovery is complete and the parties are scheduled for trial in January 2013. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

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

On or about May 30, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action under the New York State labor law on behalf of personal trainers employed in New York State, and a collective action under the Fair Labor Standards Act (the “FLSA”) on behalf of all personal trainers, in the Federal District Court for the Southern District of New York. Labbe discontinued this action, without prejudice, on August 8, 2012. On or about October 4, 2012, Labbe commenced a purported class action in New York State court on behalf of personal trainers employed in New York State, asserting substantially the same New York State labor law claims as in Labbe’s discontinued federal complaint, but without the FLSA collective action claims. TSI, LLC has not yet responded to the complaint. Labbe’s action is largely duplicative of the Cruz case. Labbe seeks to represent a smaller subset of the same class of New York personal trainers who would be represented by Cruz if a class action were certified in that matter. Labbe also seeks unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. TSI, LLC should not be held liable to pay the same New York personal trainers for the same damages in both cases. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2012, the Company, through its subsidiaries, operated 160 fitness clubs. These clubs collectively served approximately 522,000 members, including 40,000 members under our restricted student and teacher memberships as of September 30, 2012. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2012, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2012. In addition, we owned and operated three clubs in Switzerland as of September 30, 2012. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

Revenue and operating expenses

We have two principal sources of revenue:

•

Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 78.2% of our total revenue for the nine months ended September 30, 2012. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the expected average life of the membership.

•

Ancillary club revenue: For the nine months ended September 30, 2012, we generated 13.9% of our revenue from personal training and 6.6% of our revenue from other ancillary programs and services consisting of programming for children, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to focus on growing ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the nine months ended September 30, 2012) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to this revenue as Fees and Other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. Our monthly average attrition rate was 3.7% in both three month periods ended September 30, 2012 and 2011.

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

General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of income and are not included in general and administrative expenses.

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. During the three months ended September 30, 2012, our membership base at our clubs open over 24 months decreased approximately 1.3%.

As of September 30, 2012, 158 of the existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at four fitness clubs located in colleges and universities in which we have no equity interest.

Restricted Memberships

As part of our efforts to better maximize profitability by utilizing our clubs during off-peak hours, in April 2010 we began offering a new, favorably-priced, restricted-use month-to-month membership available to students. We also began offering restricted memberships to teachers and first responders in April 2011 and September 2011, respectively. As of September 30, 2012, we had approximately 40,000 restricted members of which 63% were student members and 37% were comprised of teachers and first responders. The first responder membership was a one-time promotional offering in honor of the tenth anniversary of 9/11 with such promotion no longer offered.

Rate Lock Guarantee / Annual Maintenance Fee

In May 2011, we implemented a combined rate lock guarantee and maintenance fee of $29.00 for all new memberships sold, with such fee increasing to $39.00 in July 2012. This fee will be collected annually in January for all members joining after May 2011, and will support average monthly dues revenue per member in 2012 and beyond. In part, this fee is in lieu of a possible future dues increase for these members. In January 2012, we collected approximately $3.5 million related to this new fee, which is being recognized into revenue over the 12 month period ending December 31, 2012.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2011, the full-year 2011 and the first, second and third quarters of 2012.

	2011					2012
	Q1	Q2	Q3	Q4	Full- Year	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	158	157	156	156	158	158	158	158
New clubs opened	—	—	—	2	2	—	—	—
Clubs closed, relocated or merged	(1)	(1)	—	—	(2)	—	—	—

Wholly owned clubs at end of period	157	156	156	158	158	158	158	158

Total clubs operated at end of period (1)	159	158	158	160	160	160	160	160

(1)	Includes wholly-owned and partly-owned clubs. In addition to the above, during all periods presented, we managed four university fitness clubs in which we did not have an equity interest.

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

2011
Three months ended March 31, 2011	(0.5)%
Three months ended June 30, 2011	1.5%
Three months ended September 30, 2011	3.0%
Three months ended December 31, 2011	3.4%
2012
Three months ended March 31, 2012	4.5%
Three months ended June 30, 2012	2.1%
Three months ended September 30, 2012	1.0%

As shown above, comparable club revenue increase (decrease) turned positive in the second quarter of 2011 and has continued to be positive in each successive quarter. Expected increases in ancillary club revenue and improvements in membership and membership pricing will be contributing factors to the positive comparable club revenue expected in 2012. We expect our comparable club revenue growth to be flat to up 1.0%.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	36.5	37.3	37.3	38.1
Club operating	38.7	39.1	37.3	37.9
General and administrative	4.7	5.3	4.9	5.6
Depreciation and amortization	10.2	10.9	10.2	11.0
Impairment of fixed assets	0.2	—	0.1	—

	90.3	92.6	89.8	92.6

Operating income	9.7	7.4	10.2	7.4
Loss on extinguishment of debt	0.8	—	0.3	1.3
Interest expense	5.4	5.2	4.9	5.2
Interest income	—	—	—	—
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)	(0.5)

Income before provision for corporate income taxes	4.0	2.7	5.5	1.4

Provision for corporate income taxes	1.4	1.0	2.1	0.5

Net income	2.6%	1.7%	3.4%	0.9%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$90,661	75.8%	$90,323	77.8%	0.4%
Joining fees	3,014	2.5%	1,602	1.3%	88.1%

Membership revenue	93,675	78.3%	91,925	79.1%	1.9%

Personal training revenue	15,623	13.1%	14,852	12.8%	5.2%
Other ancillary club revenue (1)	8,067	6.7%	8,105	7.0%	(0.5)%

Ancillary club revenue (2)	23,690	19.8%	22,957	19.8%	3.2%
Fees and other revenue (3)	2,247	1.9%	1,256	1.1%	78.9%

Total revenue	$119,612	100.0%	$116,138	100.0%	3.0%

(1)	Other ancillary revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Member usage fees historically recorded in other ancillary club revenue were reclassified to membership dues for the three months ended September 30, 2011 in the amount of $507,000.

(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue increased 3.0% in the three months ended September 30, 2012 compared to the same period in the prior year. The three months ended September 30, 2012 included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue. The increase in revenue was driven primarily by increases in membership revenue and ancillary club revenue. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, revenue increased $1.2 million at the two clubs opened or acquired subsequent to September 30, 2010 (both opened in the fourth quarter of 2011) and $2.3 million at our clubs opened or acquired prior to September 30, 2010.

Joining fees increased 88.1% in the three months ended September 30, 2012 compared to the same period in the prior year as a result of the revenue recognized from the increased amounts collected that we initially deferred over the estimated average membership life. In the second quarter of 2010, we began to collect an increased amount of joining fees as compared with the previous two years; however because we recognize these fees into revenue over the estimated average membership life, we did not immediately begin realizing these increases in revenue. We expect we will continue to see increases in joining fees revenue for the remainder of 2012.

Personal training revenue increased 5.2% in the three months ended September 30, 2012 compared to the same period in the prior year primarily due to increased member interest in personal training, increases in products offered and improvements in the selling process. Our personal training membership products were initially launched in June 2011 and were expanded in August 2012 as a result of strong customer response. We expect to continue to expand our personal training product offerings as we continue to grow this area of our business.

Other ancillary club revenue was relatively flat in the three months ended September 30, 2012 compared to the same period in the prior year.

Fees and other revenue increased $991,000, or 78.9%, when comparing the three months ended September 30, 2012 to the same period in 2011 primarily due to an increase in in-club advertising revenue related to the acceleration of deferred revenue recognized on a terminated arrangement.

Comparable club revenue increased 1.0% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, excluding the $1.2 million of accelerated in-club advertising revenue recognized in the three months ended September 30, 2012. There was a 0.2% increase due to an increase in membership and a 1.3% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partially offset by a 0.5% decrease in the price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2012	2011	% Variance
Payroll and related	$43,654	$43,286	0.9%
Club operating	46,270	45,496	1.7%
General and administrative	5,641	6,139	(8.1)%
Depreciation and amortization	12,148	12,642	(3.9)%
Impairment of fixed assets	239	—	100.0%

Operating expenses	$107,952	$107,563	0.4%

Operating expenses for the three months ended September 30, 2012 increased $389,000, or 0.4%, compared to the three months ended September 30, 2011 due to a 1.3% increase in the total months of club operation from 474 to 480 as well as the following factors:

Payroll and related. Payroll and related expenses increased $368,000, or 0.9%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of total revenue, payroll and related expenses decreased to 36.5% in the three months ended September 30, 2012 from 37.3% in the three months ended September 30, 2011.

Club operating. Club operating expenses increased $774,000, or 1.7%, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This increase was principally attributable to the following:

•

Rent and occupancy expenses increased $1.2 million in the three months ended September 30, 2012 compared to the same period in the prior year. Rent and occupancy costs increased $93,000 at our clubs that opened after October 1, 2010 and increased $1.1 million at our clubs that opened prior to October 1, 2010.

•

The increase in rent and occupancy expenses were partially offset by lower credit and debit card transaction fees which were $377,000 lower than in the prior year period due to changes to laws affecting the debit card processing fees that banks can charge.

As a percentage of total revenue, club operating expenses decreased to 38.7% in the three months ended September 30, 2012 from 39.1% in the three months ended September 30, 2011.

General and administrative. General and administrative expenses decreased $498,000, or 8.1%, in the three months ended September 30, 2012 compared to the same period last year. As a percentage of total revenue, general and administrative expenses decreased to 4.7% in the three months ended September 30, 2012 from 5.3% in the three months ended September 30, 2011. The decrease in general and administrative expenses was principally attributable to the cost reduction efforts within various general and administrative expense accounts including reductions in general liability insurance, consulting and legal expenses, and office related procurement costs.

Depreciation and amortization. In the three months ended September 30, 2012 compared to the three months ended September 30, 2011, depreciation and amortization decreased due to a decline in our depreciable fixed asset base. As a percentage of total revenue, depreciation and amortization expenses decreased to 10.2% in the three months ended September 30, 2012 from 10.9% in the three months ended September 30, 2011.

Impairment of fixed assets. For the three months ended September 30, 2012, the Company recorded an impairment loss of $239,000 on fixed assets at an underperforming club. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. There were no fixed asset impairment charges recorded in the three months ended September 30, 2011.

Loss on extinguishment of debt

For the three months ended September 30, 2012, loss on extinguishment of debt was $1.0 million. The loss on extinguishment of debt is comprised of a $464,000 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546,000 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our term loan facility. There were no such costs in the three months ended September 30, 2011.

Interest expense

Interest expense increased $480,000 or 7.9% in the three months ended September 30, 2012 compared to the same period last year due primarily to financing related fees of $1.4 million paid in connection with the August 22, 2012 debt repricing, which was partially offset by reduced interest expense resulting from the lower outstanding principal balance on our term loan facility and lower interest rates.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $1.6 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, reflecting an effective tax rate of 34% and 38%. Our provision for the three months ended September 30, 2012 includes a discrete tax benefit of $435,000 for the $1.0 million loss on extinguishment of debt recorded in connection with the debt repricing in August 2012 and a voluntary prepayment of $15.0 million on our term loan facility and a discrete tax benefit of $182,000 that primarily relate to the adjustment of estimated jurisdictional tax rates in effect in 2012.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2012		2011
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$276,868	75.9%	$273,305	77.8%	1.3%
Joining fees	8,266	2.3%	4,583	1.3%	80.4%

Membership revenue	285,134	78.2%	277,888	79.1%	2.6%

Personal training revenue	50,869	13.9%	47,252	13.5%	7.7%
Other ancillary club revenue (1)	23,900	6.6%	22,519	6.4%	6.1%

Ancillary club revenue (2)	74,769	20.5%	69,771	19.9%	7.2%
Fees and other revenue (3)	4,862	1.3%	3,469	1.0%	40.2%

Total revenue	$364,765	100.0%	$351,128	100.0%	3.9%

(1)	Other ancillary revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Member usage fees historically recorded in other ancillary club revenue were reclassified to membership dues for the nine months ended September 30, 2011 in the amount of $1.5 million.
(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue increased 3.9% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The nine months ended September 30, 2012 included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue.

Joining fees increased 80.4% in the nine months ended September 30, 2012 as a result of the revenue recognized from the increased amounts collected that we initially deferred over the estimated average membership life. In the second quarter of 2010, we began to collect an increased amount of joining fees as compared with the previous two years; however because we recognize these fees into revenue over the estimated average membership life, we did not immediately begin realizing these increases in revenue. We expect that we will continue to see increases in joining fees revenue for the remainder of 2012.

Personal training revenue increased 7.7% in the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to increased member interest in personal training, increases in products offered and improvements in the selling process. Our personal training membership products were initially launched in June 2011 and were expanded in August 2012 as a result of strong customer response. We expect to continue to expand our personal training product offerings as we continue to grow this area of our business.

Other ancillary club revenue improved 6.1% in the nine months ended September 30, 2012 compared to the same period in the prior year due to management focus and increased interest in our Small Group Training programs.

Fees and other revenue increased $1.4 million, or 40.2%, when comparing the nine months ended September 30, 2012 to the same period in 2011 primarily due to an increase in in-club advertising revenue related to the acceleration of deferred revenue recognized on a terminated arrangement.

Comparable club revenue increased 2.5% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, excluding the $1.2 million of accelerated in-club advertising revenue recognized in the three months ended September 30, 2012. There was a 1.6% increase due to an increase in membership and a 2.2% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partly offset by a 1.3% decrease in price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	% Variance
Payroll and related	$136,293	$133,639	2.0%
Club operating	136,012	132,983	2.3%
General and administrative	17,709	19,655	(9.9)%
Depreciation and amortization	37,427	38,829	(3.6)%
Impairment of fixed assets	239	—	100.0%

Operating expenses	$327,680	$325,106	0.8%

Operating expenses for the nine months ended September 30, 2012 increased $2.6 million, or 0.8%, compared to the nine months ended September 30, 2011 due to a 2.0% increase in the total months of club operation from 1,423 to 1,452 as well as the following factors:

Payroll and related. Payroll and related expenses increased $2.7 million, or 2.0%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The change was primarily impacted by the following:

•

Payroll costs directly related to our personal training, group fitness training, and programming for children increased approximately $1.0 million primarily attributable to an increase in interest for these programs.

•

Payroll overhead costs increased by $1.1 million in the nine months ended September 30, 2012 compared to the same period in the prior year. There was a $579,000 increase in overhead costs primarily attributable to increases in full-time employment levels and higher overhead salaries resulting from the hiring of several new senior management personnel and a $540,000 increase in overhead labor costs related to towel distributions to our clubs as we no longer outsource this function and perform this function more efficiently in-house.

As a percentage of total revenue, payroll and related expenses decreased to 37.3% in the nine months ended September 30, 2012 from 38.1% in the nine months ended September 30, 2011.

Club operating. Club operating expenses increased $3.0 million, or 2.3%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was principally attributable to the following:

•

Rent and occupancy expenses increased $3.0 million in the nine months ended September 30, 2012 compared to the same period in the prior year. Rent and occupancy costs increased $488,000 at our clubs that opened after October 1, 2010 and increased $2.7 million at our clubs that opened prior to October 1, 2010. Rent and occupancy expenses decreased $487,000 related to our clubs that were closed after October 1, 2010, excluding $275,000 received as an incentive payment from a landlord in connection with a lease termination.

As a percentage of total revenue, club operating expenses decreased to 37.3% in the nine months ended September 30, 2012 from 37.9% in the nine months ended September 30, 2011.

General and administrative. The decrease in general and administrative expenses was principally attributable to the cost reduction efforts within various general and administrative expense accounts including reductions in general liability insurance, consulting and legal expenses, and office related procurement costs. The primary impact of these items is as follows:

•

Legal and consulting expenses decreased by $1.5 million in the nine months ended September 30, 2012 compared to the same period in the prior year. Consulting expense decreased due to the relocation of our data center in the beginning of 2011 to a co-location facility and due to the decrease in our mystery shopping program toward the end of 2011.

Depreciation and amortization. In the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, depreciation and amortization decreased due primarily to a decline in our depreciable fixed asset base. As a percentage of total revenue, depreciation and amortization expenses decreased to 10.2% in the nine months ended September 30, 2012 from 11.0% in nine months ended September 30, 2011.

Impairment of fixed assets. For the nine months ended September 30, 2012, the Company recorded an impairment loss of $239,000 on fixed assets at an underperforming club. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. There were no fixed asset impairment charges recorded in the nine months ended September 30, 2011.

Loss on extinguishment of debt

For the nine months ended September 30, 2012, loss on extinguishment of debt was $1.0 million. The loss on extinguishment of debt is comprised of a $464,000 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546,000 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our 2011 Term Loan Facility.

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

Interest expense

In the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, interest expense decreased $238,000 due to the refinancing of our debt on May 11, 2011. The interest savings recognized from the lower interest rates resulting from the May 2011 refinancing were partially offset by financing related fees of $1.4 million paid in connection with the August 22, 2012 debt repricing. In the prior year period, pursuant to terms of the indenture governing the Senior Discount Notes and in connection with the retirement of these notes, in the nine months ended September 30, 2011, we paid an additional $1.3 million of interest, representing the 30 day notification period requirement.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $7.5 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively, reflecting an effective tax rate of 38% and 37%. Our forecasted annual effective tax rates of 39% and 34% at September 2012 and 2011, respectively, were favorably impacted by 5% and 8%, respectively, due to tax benefits derived from the captive insurance arrangement. The increase in the forecasted annual income before the provision for corporate income taxes for 2012 has reduced the effect of the captive insurance arrangement on our annual effective tax rate when compared to 2011. The provision for corporate income taxes for the nine months ended September 30, 2012 includes a discrete tax benefit of $225,000, or a 1% decrease to the effective rate for the nine months ended September 30, 2012 related to the loss on extinguishment of debt recorded in connection with the August 2012 debt re-pricing and adjustments to prior year estimated jurisdictional tax rates. The provision for corporate income taxes for the nine months ended September 30, 2011 includes a discrete tax provision of $132,000, or a 3% increase to the effective rate, related to the loss on extinguishment of debt offset by a provision related to adjustments to prior year estimated tax rates.

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

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 decreased $9.3 million compared to the nine months ended September 30, 2011. This decrease was primarily driven by reductions in cash flows resulting from the timing of certain payments and collections made associated with our prepaid expenses and deferred revenues, partially offset by the overall increase in earnings.

Investing Activities. Net cash used in investing activities decreased $8.4 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Investing activities in both nine month periods consisted of expanding and remodeling existing clubs, and the purchase of new fitness equipment. There were no future clubs under construction in the nine months ended September 30, 2012, as compared to two clubs that were under construction in the nine months ended September 30, 2011, both of which opened in the fourth quarter of 2011.

For the year ending December 31, 2012, we currently plan to invest between $24.0 million to $26.0 million in capital expenditures. This range is compared to $30.9 million of capital expenditures in 2011. This amount includes approximately $500,000 to $1.0 million related to potential 2013 club openings, approximately $19.0 million to $20.0 million to continue to upgrade existing clubs and $1.0 million to $2.0 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.5 million to $3.0 million to enhance our management information systems. We expect that these expenditures will be funded by cash flows provided by operations and available cash on hand.

Financing Activities. Net cash used in financing activities increased $4.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we made principal payments of $36.0 million on the 2011 Term Loan Facility, of which $15.0 million was related to a voluntary prepayment made in August 2012. In connection with the repricing Amendment in August 2012, we paid related financing costs of $2.7 million. These payments were partially offset by $2.3 million of proceeds from the exercise of stock options.

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

As of September 30, 2012, we had $42.1 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of September 30, 2012 approximately $28.3 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of September 30, 2012, our total gross consolidated debt was $255.7 million. This substantial amount of debt could have significant consequences, including the following:

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

Our Board of Directors is currently evaluating our cash and cash equivalents and our expected use of cash and borrowings over the near and long term. Since we have been a publicly traded company, we have not paid dividends, and our stock repurchase activity has been limited. Our Board of Directors is actively considering a one-time special dividend as a means to return value to our shareholders, although we cannot make any assurances that it will decide to do so or as to the amount and timing of any such dividend.

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300 million term loan facility (“2011 Term Loan Facility”), and a $50 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3.0 million. The $3.0 million OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which $7.3 million are being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility (“2007 Senior Credit Facility”), to pay the redemption price for all of our outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. Unamortized loan costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777,000 of costs related to the 2011 Senior Credit Facility were written off in the three months ended June 30, 2011 and are included in loss on extinguishment of debt in the accompanying condensed consolidated statements of income. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility, as amended. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility, as amended, are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “Amendment”) to the 2011 Senior Credit Facility. The Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1% fee on the amount of any term loans repaid in connection with a repricing transaction) ending in August 2013. All other principal provisions, including maturity and covenants under our existing 2011 Senior Credit Facility remained unchanged. The Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13.8 million were replaced with replacement term loan lenders in order to execute the Amendment. In connection with the pay off of non-consenting term loan lenders, during the three months ended September 30, 2012, we recorded a loss on extinguishment of debt of $464,000 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260,000 and $204,000, respectively. In addition, we recorded additional debt discount of $2.7 million related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1.4 million related to bank, legal and accounting related fees paid to third parties to execute the Amendment.

Subsequent to the effective date of the Amendment, we made a voluntary prepayment of $15.0 million on the 2011 Term Loan Facility. In connection with this voluntary prepayment, during the three months ended September 30, 2012, we recorded loss on extinguishment of debt of $546,000, consisting of the write-offs of the related portions of unamortized debt issuance costs and debt discount of $269,000 and $277,000, respectively.

As of September 30, 2012, the 2011 Term Loan Facility has a gross principal balance of $255.7 million and a balance of $251.1 million, net of unamortized debt discount of $4.7 million which is comprised of the original issue discount from the original debt issuance date on May 11, 2011 and the additional debt discount recorded in connection with the August 22, 2012 Amendment. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. The $5.4 million unamortized balance of debt issuance costs as of September 30, 2012 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6.1 million. The unutilized portion of the 2011 Revolving Loan Facility as of September 30, 2012 was $43.9 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of September 30, 2012, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal, or $750,000 per quarter, in respect of such loans. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled quarterly principal payments of $750,000 per quarter may be reduced by voluntary prepayments. As a result of the $15.0 million voluntary prepayment on August 28, 2012 and assuming our leverage ratio remains below 2.75:1.00, we will not be required to pay the next 20 regularly scheduled quarterly principal payments of $750,000 for the period beginning September 30, 2012 through June 30, 2017 with regularly scheduled required payments resuming on September 30, 2017. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay $3.75 million, or 1.25% of principal. As of September 30, 2012, TSI, LLC had a total leverage ratio of 2.38:1.00 and TSI, LLC will not be required to make a principal payment on September 30, 2012. As of September 30, 2012, TSI LLC has made a total of $44.3 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of September 30, 2012 with a total leverage ratio of 2.38:1.00 and an interest expense coverage ratio of 4.33:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made after August 22, 2012 and prior to August 23, 2013 only in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility, as amended, contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, as amended, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. This calculation was performed as of December 31, 2011 and as a result a principal payment of $16.5 million was made with cash on hand on March 31, 2012. As a result of the $15.0 million voluntary term loan prepayment in August 2012, the expected excess cash flow payment calculated as of December 31, 2012 will be reduced. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, we estimate that the excess cash flow calculation as of December 31, 2012 would result in approximately $2.0 million payable on March 31, 2013. This estimate assumes a total leverage ratio greater than 2.00:1.00 but less than or equal to 2.50:1.00 as of December 31, 2012. If our total leverage ratio as of December 31, 2012 were greater than 2.50:1.00 but less than or equal to 3.00:1.00, the excess cash flow payment would approximate $4.0 million.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164.0 million. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of such date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447,000 and fees related to the letters of credit of $27,000. The total cash paid in connection with this repayment was $164.5 million as of May 11, 2011 with no early repayment penalty. We determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. In the three months ended June 30, 2011, we recorded refinancing charges of approximately $634,000, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of income.

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138.45 million plus a call premium of 1.833% of the principal amount thereof totaling approximately $2.5 million and accrued interest of $5.5 million. The accrued interest included interest through May 11, 2011 of $4.2 million, plus 30 days of additional interest of $1.3 million representing the interest charge during the 30 day notification period. We determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. In the three months ended June 30, 2011, we wrote-off unamortized deferred financing costs of approximately $916,000 related to the redemption of the Senior Discount Notes, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of income.

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

Effective July 13, 2011, we entered into an interest rate swap arrangement which effectively converted $150 million, of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150 million when including the applicable 5.50% margin on Eurodollar rate loans. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was also amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans. The swap matures on July 13, 2014. As permitted by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of income. For the three and nine months ended September 30, 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method, and the ineffective portion of the hedge was reported in our condensed consolidated statements of income. The amount related to hedge ineffectiveness for the three and nine months ended September 30, 2012 was de minimis. There was no hedge ineffectiveness during the three and nine months ended September 30, 2011.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of September 30, 2012 were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$255,743	$2,000	$—	$750	$252,993
Interest payments on long-term debt (2)	86,386	15,447	29,808	29,180	11,951
Operating lease obligations (3)	697,800	83,734	164,302	143,808	305,956

Total contractual obligations	$1,039,929	$101,181	$194,110	$173,738	$570,900

Notes:

(1)	As a result of the $15.0 million voluntary prepayment on August 28, 2012, the Company will not be required to pay the next 20 regularly scheduled quarterly principal payments of $750,000 for the period beginning September 30, 2012 through June 30, 2017 with required regularly scheduled payments resuming on September 30, 2017.
(2)	Based on interest rates on the 2011 Term Loan Facility as of September 30, 2012.
(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

In recent years, we have typically operated with a working capital deficit. We had working capital of $14.3 million at September 30, 2012, as compared with a working capital deficit of $18.1 million at December 31, 2011. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities had previously more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for the Company’s business needs, including financing and investing commitments, which contributes to the working capital deficit. The current portion of deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $38.6 million and $40.8 million at September 30, 2012 and December 31, 2011, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. As of July 1, 2012, the estimated average membership life was 28 months for our unrestricted members and restricted student members. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we anticipate that we will continue to have deferred revenue balances at levels similar to or greater than those currently maintained. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. Any working capital deficits in future periods, as in the past, will be funded using cash on hand, cash flows from operations and borrowings under our 2011 Senior Credit Facility, as amended. We believe that these sources will be sufficient to cover such future deficits.

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

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. Effective July 13, 2011, we entered into an interest rate swap with a notional amount totaling $150.0 million to hedge one-half of our variable rate debt to a fixed rate. Changes in the fair value of this derivative will be recorded each period in accumulated other comprehensive income to the extent the derivative is highly effective with any ineffectiveness recorded in the condensed consolidated statements of income. Based on the amount of our variable rate debt and our interest rate swap agreement as of September 30, 2012, a hypothetical 100 basis point interest increase would not have affected interest expense for the three month period ended September 30, 2012 as the variable rate debt contained a Eurodollar floor of 1.50% prior to August 22, 2012 and a Eurodollar floor of 1.25% on and after August 22, 2012. As of September 30, 2012, we had $255.7 million outstanding on the 2011 Term Loan Facility.

For additional information concerning the terms of our 2011 Term Loan Facility, see Note 3 — Long-Term Debt to the condensed consolidated financial statements.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for breach of contract, conversion and replevin, seeking, among other things, money damages against Ajilon for breaching its agreement to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS, including failing to provide copies of the computer source code written for GIMS, related documentation, properly identified requirements documents and other property owned and licensed by TSI, LLC. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the amount of $2.9 million. On March 3, 2011, Ajilon amended its counterclaims to include additional claims for breach of contract and for unjust enrichment, including claims for unspecified additional damages for work allegedly performed by one of its subcontractors. On March 7, 2011, TSI, LLC amended its complaint against Ajilon to add new allegations and claims for fraudulent inducement, negligent misrepresentation, fraud, and breach of the implied covenant of good faith and fair dealing (the “additional claims”). On March 28, 2011, Ajilon moved to dismiss the additional claims. On June 8, 2012, the court granted the motion in part, dismissing the fraudulent inducement claim, the negligent misrepresentation claim, and the claim for breach of the implied covenant of good faith and fair dealing. On February 3, 2012, TSI, LLC filed a motion for partial summary judgment on one of its contract claims. On March 1, 2012, Ajilon filed a cross motion for partial summary judgment seeking to dismiss one of the contract claims of TSI, LLC. On June 8, 2012, the court denied the motion of TSI, LLC and granted Ajilon’s motion. Discovery is complete and the parties are scheduled for trial in January 2013. We believe at this time the likelihood of an unfavorable outcome is not probable. TSI, LLC intends to prosecute vigorously its claims against Ajilon and defend against Ajilon’s counterclaims.

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

On or about May 30, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action under the New York State labor law on behalf of personal trainers employed in New York State, and a collective action under the Fair Labor Standards Act (the “FLSA”) on behalf of all personal trainers, in the Federal District Court for the Southern District of New York. Labbe discontinued this action, without prejudice, on August 8, 2012. On or about October 4, 2012, Labbe commenced a purported class action in New York State court on behalf of personal trainers employed in New York State, asserting substantially the same New York State labor law claims as in Labbe’s discontinued federal complaint, but without the FLSA collective action claims. TSI, LLC has not yet responded to the complaint. Labbe’s action is largely duplicative of the Cruz case. Labbe seeks to represent a smaller subset of the same class of New York personal trainers who would be represented by Cruz if a class action were certified in that matter. Labbe also seeks unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. TSI, LLC should not be held liable to pay the same New York personal trainers for the same damages in both cases. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE: October 25, 2012	By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	First Amendment, dated as of August 22, 2012, to the Credit Agreement, dated as of May 11, 2011, among Town Sports International, LLC, Town Sports International Holdings, Inc., the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybanc National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 22, 2012).

10.2	Revised Interest Rate Swap Agreement, dated August 27, 2012, between Town Sports International, LLC and Deutsche Bank AG.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith