Form 10-K
period 2012-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2013-02-25
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $235.3 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of February 19, 2013, there were 23,837,386 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed not later than April 30, 2013, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and the third largest fitness club owner and operator in the U.S., in each case based on the number of clubs. As of December 31, 2012, the Company, through its subsidiaries, operated 160 fitness clubs under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). As of December 31, 2012, these clubs collectively served approximately 510,000 members, including approximately 38,000 members under our restricted student and teacher membership programs. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2012, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2012. In addition, we owned and operated three clubs in Switzerland as of December 31, 2012. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

We currently offer three principal types of memberships in our clubs, “Passport,” which offers access to all clubs at all times, “Core,” which offers access to a single home club at all times, and “Restricted” memberships, which is a favorably priced, restricted month-to-month membership which offers access to a single home club during all operating hours except 4:30pm to 7:30pm, Monday through Thursday, otherwise a usage fee applies. Members, excluding restricted members, can elect to commit to a minimum contract period of one year in order to benefit from reduced dues and joining fees. Alternatively, our memberships are available on a month-to-month basis. These membership types are described in further detail in the Sales discussion that follows.

Over our 39-year history since 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average approximately 40,000 square feet. The aggregate average size of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

Industry Overview

According to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”), total U.S. fitness club industry revenues increased at a compound annual growth rate of 3.4% from $18.7 billion in 2007 to $21.4 billion in 2011. Total U.S. fitness club memberships increased at a compound annual growth rate of 5.5% from 41.5 million in 2007 to 51.4 million in 2011, with net membership growth of 3.1% for 2011 on top of a 2.9% increase for 2010.

According to the IHRSA, participation in health clubs has been growing steadily over the past four years with 53.4 million Americans utilizing a health club in 2008, as compared to 58.3 million Americans utilizing a health club in 2011. Currently, less than 18% of the total U.S. population belongs to a health club, leaving room for possible substantial growth in the industry and indicating a significant opportunity to convert these non-members to members. In 2011, health club members visited clubs at an all time high of 102.5 days on average, up from 97.5 days in 2010.

According to the IHRSA, demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The greatest growth in the past few years has been in the demographic group ages 35 to 54, which has grown 18.4% from 2008 to 2011 and in the group ages 18 to 34, which grew 10% from 2008 to 2011. These two age groups make up approximately 68% of total U.S. health club members in 2011. The industry has benefited from the aging “baby boomer” generation as they place greater emphasis on their health, including a focus on fitness.

According to the Centers for Disease Control and Prevention, during the period from 1990 through 2010, there was a dramatic increase in obesity in the U.S. and rates remain high. State prevalence of obesity remained high across the country in 2011, with no state with a prevalence of obesity less than 20%. 39 states had a prevalence of 25% or more and twelve of these states had a prevalence of 30% or more. As healthcare costs rise in the U.S., some of the focus in combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs.

As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.    Based on number of clubs, we are the third largest fitness club owner and operator in the U.S. and the largest fitness club owner and operator in the Northeast and Mid-Atlantic regions of the U.S. We are the largest fitness club owner and operator in our New York, Boston and Washington, D.C. regions, and the third largest owner and operator in our Philadelphia region. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy provides significant benefits to members and corporations.    By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 229,000 of our members currently have a Passport Membership, including our corporate and group Passport Memberships, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than our Core Membership in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2012, 38% of all club usage was by members visiting clubs other than their home clubs.

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

Expertise of senior management.    We believe that our senior management’s industry expertise, particularly that of our Chief Executive Officer, Robert Giardina, our Chief Financial Officer, Dan Gallagher and our Chief Operating Officer, Terry Kew, provides us with a competitive advantage. Mr. Giardina has extensive knowledge of the fitness industry and 30 years of experience with the Company. Mr. Giardina was appointed President and Chief Executive Officer in March 2010. He originally joined the Company in 1981 and served as President and Chief Operating Officer from 1992 to 2001, and as Chief Executive Officer from January 2002 through October 2007. Mr. Gallagher joined the Company in February of 1999 as Vice President — Finance and became Chief Financial Officer in April 2008. Prior to joining the Company, Mr. Gallagher’s experience included management roles at large public accounting firms including Coopers and Lybrand and PricewaterhouseCoopers. Mr. Kew joined the Company in April 2012 as Chief Operating Officer following more than 20 years of fitness operations and management experience at multi-unit fitness companies, including a global fitness company, where he spent eight years serving as Chief Operating Officer before being promoted to the Global Senior Executive team in 2008. We believe that Mr. Giardina, Mr. Gallagher and Mr. Kew are highly talented and innovative executives who have strong strategic skills and leadership capabilities to lead the Company and execute its strategies.

Business Strategy

In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:

Build and acquire new clubs.    We plan to expand our club base through both acquiring and designing and building clubs. We plan to open or acquire between seven and nine clubs in 2013 and between six and 12 clubs in 2014, with a concentration on the urban markets in our Boston and New York regions. We typically fund club expansion through internally generated cash flows and, if needed, we can utilize borrowings under our revolving credit facility.

Grow ancillary and other non-membership revenues.    We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Non-membership revenues have increased from $92.1 million, or 18.2% of revenues for the year ended December 31, 2008, to $101.3 million, or 21.2% of revenues for the year ended December 31, 2012. In the year ending December 31, 2013, we plan to remain focused on increasing our ancillary programs with continued improvements in training and hiring and building on ancillary programs such as our personal training membership product introduced in 2011 and expanded in 2012. We will also expand our fee-based class offering to generate additional revenue. These offerings include our Ultimate Fitness Experience (“UXF”) class introduced in 2012, our fee-based Small Group Training programs such as Total Body Resistance Exercise (“TRX”), and our Signature Classes which include VBarre and Pilates Tower. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members. Helping to further these efforts was the reorganization of the operating team in 2012, which allowed us to enhance and promote our in-club product offering.

Retain members by focusing on the member experience.    Our Company’s mission is “Improving Lives Through Exercise.” We enact our mission through our “Ten Essentials,” which provide a clear road map for how we want our clubs to look and how we want to serve our members. This is the core of our member experience strategy and allows us to crystallize how we engage our staff to deliver a superior member experience. In 2012, we reorganized the operating team and introduced a reporting line solely focused on building on our member service in the clubs. We tailor the hours of each club to the needs of the specific member demographic utilizing each club; offer a variety of ancillary services, including personal training, group classes, Small Group Training, Sports Clubs for Kids programs, and the XpressLine program (a high-intensity, efficient workout program). We offer a variety of different sports facilities in each regional cluster of clubs; modern, varied and well-maintained exercise and fitness equipment; and an assortment of additional amenities including access to babysitting, sports massage and pro-shops. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; and continually increasing our attention to individual member needs, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership. To further ensure the member experience remains at a high quality, we provide member surveys to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall.

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

In addition, as part of our efforts to provide state-of-the-art fitness equipment and services, our club formats are flexible and can easily adapt and respond to the changing demands of our customers. This flexibility allows us to compete against private studios with unique specialty offerings by adapting the space and formats in our own clubs to match the offerings provided by these private studios. An example of the use of this flexibility is evidenced in our recent plans to install special training zones within our clubs as part of our UXF launch introduced in 2012 and to be expanded to our other clubs in 2013. This training zone will feature an array of innovative equipment designed to maximize the member’s experience and support growth in personal training.

Drive comparable club revenue and profitability growth by implementing our business strategy.    Our near-term financial performance will depend largely on the revenue at clubs that we have operated for more than 12 months. We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue growth as revenue for the 13th month and thereafter as compared to the same period in the prior year. Comparable club revenue growth continues to be a contributing factor in our revenue growth plans. Over the past five years, with the exception of the recessionary periods experienced during the years ended December 31, 2009 and 2010, where comparable club revenue declined 5.6% and 4.3%, respectively, we have experienced positive comparable club revenue growth during the years ended December 31, 2008, 2011 and 2012 of 2.2%, 1.8% and 1.6%, respectively. In 2009, in part as a result of the state of the economy and the impact on consumer spending, we experienced higher member attrition and, therefore, a lower member base for most reporting periods in 2010. The lower beginning member counts in 2010 resulted in decreased revenue recognized throughout the year. During the latter portion of 2010, we began to see signs of recovery, which continued in 2011 as comparable club revenue growth turned positive. For the full year 2012, we experienced positive comparable club revenue growth of 1.6%, however in the fourth quarter of 2012, we experienced a comparable club revenue decline of 1.1%. This decline in comparable club revenue was in part due to the impact of Hurricane Sandy on our business, including a net loss of members. Memberships declined by 12,000 in the fourth quarter, contributing to a decline of 13,000 memberships for the full-year 2012, or a 2.4% loss in members.

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

Brand awareness and preference is aided by a number of factors, including visibility of multiple retail locations and associated signage across each region, word-of-mouth recognition and referrals generated by our membership base of approximately 510,000 as of December 31, 2012, a 39-year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.

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

Promotional marketing campaigns will typically feature opportunities to participate in a variety of value-added services such as personal training, Small Group Training and youth centered sports activities. We also may offer reduced joining fees to encourage enrollment. Additionally, we sponsor member referral incentive programs and other types of member appreciation, acquisition activities and internal promotions to enhance loyalty and to encourage more members to take advantage of our ancillary services.

We engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities. We have been featured in national broadcast channels and television shows, such as Good Morning America, Fox & Friends, CNN, MSNBC, MTV and VH1; major newspapers, such as The New York Times, USA Today, Washington Post, Boston Globe, The Wall Street Journal, and the Associated Press; and seen in magazines, such as Fitness, Self, Shape, New York, Marie Claire and Prevention Magazines.

Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Our club management teams and staff are also encouraged to organize and engage in charitable activities. These events have benefited organizations such as the MS Society, HealthCorps, American Cancer Society, Susan G. Komen Race for the Cure, Avon Walk for Breast Cancer, New York Cares, as well as many smaller local and specific charities such as: ALS Therapy Development Institute, Boys and Girls Club, North Rockland Soccer Association, Verrazano Babe Ruth League and Help Our Military Heroes. This past year, following the aftermath of Hurricane Sandy, we opened our clubs to the general public and provided use of our facilities for a hot shower, charging of electronic devices and complimentary usage of our clubs. Additionally, we partnered with New York Cares — the city’s largest volunteer organization — with a “Work Out to Help Out” fundraising event which helped raise money for New York Cares’ Hurricane Sandy rebuilding efforts.

Sales

We sell our memberships through four channels: direct sales at the club level; through our corporate and group sales division; through our online website; and through our outbound call center which we introduced in September 2010 principally to reach out to former members. We are constantly reviewing other possible opportunities to sell memberships through the call center. We employ approximately 400 “in-club” membership sales consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has either two or three membership sales consultants. These consultants report directly to the club general manager, who, in turn, reports to a business director. Additional incentive-based compensation represents a majority of the compensation for the membership sales consultants. Membership sales consultants must successfully complete an in-house training program through which they learn our sales strategy and gain valuable hands-on experience. The training program consists of three days of in-classroom training followed by three weeks of in-club training. In our New York, Boston and Washington regions, these trainings occur in our three sales academies which were introduced in August 2011. All membership sales consultants hired and working within these regions attend these training centers where a full time sales training manager is available to them. These academies are hosted within “working clubs” and the membership sales consultants all have the opportunity to learn and experience the entire sales process (from prospecting to after care) and product knowledge in what we consider a live but supervised environment. There are assessments throughout the training and the membership sales consultants must pass the course prior to being selected and placed in a club. Both the in-house/in-club and sales academy training allows us to achieve consistency in our selling process. Successful completion of our training program allows each membership sales consultant to be consistently trained and exit the training program with a high level of brand standard selling skills, which will assist them in achieving their targeted sales objectives.

Our corporate and group sales division consists of approximately 15 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and large groups. Corporate and group members accounted for approximately 19% of our total membership base as of December 31, 2012. We offer numerous programs to meet our corporate and group clients’ needs including an online enrollment program as well as a fully operational call center for enrollment. Ralph Lauren, Con Edison, Viacom and Citibank are among just a few of the many corporations that are currently enrolled in our discounted corporate group memberships. We believe this focus on relationship building, providing the corporate customer with options for enrollment and our clustering strategy will continue to lead to new group participation in the future. Corporate and group sales are typically sold for our higher priced Passport Memberships at a discount to our standard rates. Corporations subsidize the costs of memberships provided to their employees.

We also sell individual memberships online at www.mysportsclubs.com for our standard membership types and the website also enables us to sell memberships for pre-established corporate and group programs. The website also allows our members to give us direct feedback about our service levels and enables prospective members to sign up for our popular 30 days for 30 dollars web trial membership. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership sales consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Members who joined online accounted for approximately 2.1% of memberships sold in 2012. The web site also provides information about club locations, program offerings, exercise class schedules and sales promotions. Job seekers can also begin the employment application process through the site and investors can access financial information and resources.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2012, we currently offer the following three types of memberships:

•

The Passport Membership is our higher priced membership and entitles members to use any of our clubs in any region at any time and our Regional Passport Membership entitles members to use any of our clubs within one region, other than the NYSC region. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. The current list price of a commit Regional Passport and Passport Memberships ranges from $69.95 per month to $89.95 per month, excluding passport restricted members and corporate and group members. Our corporate and group memberships are sold as Passport Memberships and averaged approximately $64 per month for those sold in the year ended December 31, 2012. The Passport Membership, excluding our passport restricted members, described below, and including our corporate and group members was held by approximately 229,000 members, or 45% of our total members as of December 31, 2012. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, with list prices currently ranging from $105.95 per month to $115.95 per month.

•

The Core Membership was introduced on November 1, 2010 and enables members to use a specific club at any time. The current list price of a commit Core membership ranges from $39.95 per month to $79.95 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract. Core members can also elect to pay a per visit fee ranging from $9.50 to $12.00 per visit to use non-home clubs. The Core Membership, excluding our core restricted members described below, was held by approximately 138,000 members, or 27% of our members as of December 31, 2012.

•

The Restricted Membership is a favorably-priced, restricted-use month-to-month only membership. In April 2010, this membership was introduced to students and we extended the membership to teachers and first responders in April 2011 and September 2011, respectively. Usage fees ranging from $9.50 to $12.00 per visit are applied if a restricted member chooses to use a club from 4:30pm to 7:30pm, Monday through Thursday. The restricted Passport Membership is currently listed at $39.95 per month and the restricted Core Membership is currently listed at $29.95 per month. Additional groups may also be offered a restricted membership at times through our outbound call center. The Restricted Membership was held by approximately 38,000 restricted members, or 8% of our members as of December 31, 2012.

Prior to November 1, 2010, we also offered The Gold Membership, which is no longer offered to new members. This membership enables members to use a specific club at any time and any of our clubs during off-peak times. Gold members can elect to pay a per visit fee ranging from $9.50 to $12.00 per visit to use non-home clubs during peak hours. This membership was held by approximately 105,000 members, or 20% of our members as of December 31, 2012.

We offer both “month-to-month” and “commit” membership options. A member may cancel a month-to-month membership at any time with 30-days notice. Under the commit model, new members commit to a one year membership. These memberships are priced at a moderate discount to the month-to-month membership. In 2012 and 2011, 89% and 83% of our newly enrolled members opted for a commit membership, respectively. As of December 31, 2012, approximately 19% of our members had originated under a month-to-month non-commit membership and 81% had originated under a commit membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2012, approximately 72% of our total members were on a month-to-month basis. We believe that members prefer to have the flexibility to choose between committing for one year or to join under the month-to-month, non-commit membership.

In joining a club, a new member signs a membership agreement that typically obligates the member to pay one-time joining fees, an annual rate lock guarantee and maintenance fee, and monthly dues on an ongoing basis. The one-time joining fees consist of initiation fees and processing fees. In the third quarter of 2008, we had combined these fees. We promoted new memberships by discounting these fees in 2008 and further discounting these fees in 2009, resulting in a low average joining fee per member of $20 in that year. In June 2010, we re-introduced the one-time processing fee of between $19 and $29 per sale. Currently, our processing fee is $49 per sale. Joining fees collected for new monthly electronic funds transfer, or EFT, members averaged approximately $57 per member for the year ended December 31, 2012, an increase of 192% over 2009. Monthly EFT of individual membership dues on a per-member basis, including the effect of promotions and memberships with reduced dues, averaged approximately $58 and $59 per month for the years ended December 31, 2012 and 2011, respectively. Due to the popularity of our lower-priced Restricted Memberships introduced in 2010, our Company-wide average dues per member decreased in the years ended December 31, 2010 and in 2011. Two years removed from the initial launch, the Restricted Membership base has been more stable in 2012 and had less of an impact on Company-wide average dues in 2012. Currently, 97.0% of our members pay their membership dues through EFT, with EFT membership revenue constituting approximately 73.7% of consolidated revenue for the year ended December 31, 2012. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department.

We historically increased our existing member dues annually by between 1% and 3% on average, in line with increases in the cost of living. In May 2011, we implemented a combined rate lock guarantee and maintenance fee of $29.00, which increased to $39.00 in July 2012, to which all members agree at the time of enrollment. This fee is collected annually in January for all members joining after May 2011, and will support average monthly dues revenue per member. In part, this fee is in lieu of a possible future dues increase for these members. In January 2013 and January 2012, we collected approximately $7.0 million and $3.5 million, respectively, related to this new fee. This fee is recognized into membership revenue over the subsequent 12 month period following collection. In 2012, the membership dues increase was applied to approximately 27.0% of our membership base (members joining prior to the May 2011 rate lock guarantee) resulting in an overall dues increase of approximately 1.0% on these members.

Usage

Our suburban clubs are generally open 5:00 AM to 10:00 PM on weekdays and 7:00 AM to 8:00 PM on weekends, while our urban clubs are generally open 5:00 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. We generally consider our peak usage times to be between 6:00 AM and 8:30 AM and 4:00 PM and 8:30 PM on weekdays. Our hours of business are based on usage patterns at each individual club. Our total club usage, based on the number of member visits, was 29.7 million and 30.4 million member visits for the years ended December 31, 2012 and 2011, respectively. In the year ended December 31, 2012, approximately 38% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our memberships plans allow for club members to elect to pay a per visit fee ranging from $9.50 to $12.00 to use non-home clubs, subject to peak and non-peak hourly restrictions depending on the membership type. In the aggregate, approximately $2.2 million and $2.0 million of usage fees were generated in 2012 and 2011, respectively, and are reported in membership dues in our consolidated statements of operations.

Non-Membership Revenue

Over the past five years, we have expanded the range of ancillary club services provided to our members. Non-membership club revenue has increased by 10.0% from 2008 to 2012 and has increased as a percentage of total revenue from 18.2% in 2008 to 21.2% in 2012. Personal training revenue, in particular, increased 6.3% over this five-year period and increased as a percentage of total revenue from 12.2% in 2008 to 13.7% in 2012. Our personal training offerings have expanded beyond the prepaid personal training sessions and now also include single or multi-session personal training membership products and our newly launched UXF classes. Our other ancillary offerings include our fee-based Small Group Training and signature classes. We also offer our Sports Clubs for Kids program and tennis and racquet sports at select clubs for an additional fee. In 2012, we continued our focus on our ancillary programs with continued improvements in training and hiring and built on ancillary programs such as our personal training membership product introduced in 2011 and added new fee-based class offerings such as UXF, VBarre and Pilates Tower.

The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2008 through 2012.

	For the Years Ended December 31, ($ in thousands)
	2012	%	2011	%	2010	%	2009	%	2008	%
Total revenue	$478,981	100.0%	$466,941	100.0%	$462,387	100.0%	$485,392	100.0%	$506,709	100.0%

Non-Membership Revenue:
Personal training revenue(1)	65,641	13.7%	62,394	13.4%	60,875	13.2%	56,971	11.7%	61,752	12.2%
Other ancillary club revenue(2)	29,897	6.3%	28,297	6.1%	24,684	5.3%	23,536	4.8%	24,329	4.8%
Fees and Other revenue(3)	5,804	1.2%	4,890	1.0%	4,761	1.0%	4,661	1.0%	6,031	1.2%

Total non-membership revenue	$101,342	21.2%	$95,581	20.5%	$90,320	19.5%	$85,168	17.5%	$92,112	18.2%

(1)	Personal training revenue in the year ended December 31, 2010 includes $2.7 million related to unused and expired sessions in three jurisdictions, of which $570,000 is related to expired sessions that would have been recognized in 2010. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2)	Other ancillary club revenue primarily consists of Small Group Training, Signature Classes, Sports Clubs for Kids, and racquet sports.

(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

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

Approximately 66% of our clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 25,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity.

Our club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past five years from January 1, 2008 to December 31, 2012, we constructed 15 new clubs while closing 16 clubs. Currently, 51 of our clubs, or approximately 32% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2012, we had no club openings or closings, keeping our total clubs under operation at 160. This compares to two club openings and two club closings during the year ended December 31, 2011. In both 2012 and 2011, we also upgraded certain existing clubs and plan to continue to do so in 2013. In 2013, we are targeting to open or acquire seven to nine clubs and expect to close or relocate a total of three clubs.

To identify potential new club opportunities, we engage in detailed trade area analyses and selection processes. Target areas are identified based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. We currently have identified approximately 150 target areas in which we may add clubs under our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs or Philadelphia Sports Clubs brand names. As part of our new club growth strategy we are also actively evaluating targeted acquisitions of both single club and multiple club operators in our core markets that complement our existing club network. In addition, we have identified further growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the U.S. that share similar demographic characteristics to those in which we currently operate. We currently have two signed leases in place for club openings expected in 2013 and 2014. We are currently targeting to open or acquire seven to nine clubs in 2013 and six to 12 clubs in 2014. We are focusing on our urban markets with our fitness-only facility to fill these club opening targets. We expect clubs to cost approximately $2.5 million per club to build versus approximately $4.0 million invested in each of the two, larger, multi-recreational clubs opened in 2011.

Our facilities include a mix of state-of-the-art cardiovascular equipment from some of the best manufacturers including Life Fitness, Cybex, Precor, and Star Trac. At certain locations, additional amenities are also offered, including swimming pools, racquet and basketball courts, babysitting services, and pro-shops. Personal training services are offered at all locations for an additional charge. In addition, in our continuing efforts to provide our members with the best tools and equipment to take advantage of the latest exercise techniques, in 2012 we began to outfit our clubs with a new UXF training zone, which we plan to continue to install in our clubs during 2013. The UXF training zone is a training area within the club that features an array of innovative equipment designed to maximize the member’s workout. The UXF training zone is approximately 600 to 800 square feet with AstroTurf flooring, a TRX frame, agility dots and ladders, kettle bells, medicine balls, slam balls, cargo ropes, and will also feature its own sound system and clock for interval training. The UXF training zone is open to members for free self guided workouts and UXF fee-based workout programs. The UXF training zone is also used by our personal trainers for their personal training sessions with our members. Our fee-based programs offered at many of our clubs, include personal training, Small Group Training, children’s programs, and other signature classes targeting adult members such as VBarre and Pilates Tower. We also offer our Xpressline strength workout at all of our clubs which is provided for free to our members. Xpressline is an eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels.

Our clubs also feature personal entertainment units. The units are typically mounted on or near individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout.

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

In 2012, in an effort to build on member service in the clubs, and to drive greater efficiency from our operations team, we reorganized the operations team. While in the past the operations team was divided along regional operating lines, it is now aligned with our key operating business goals of driving membership sales, retaining our members and driving revenue growth through our ancillary product offerings. A vice president of sales, vice president of operations and vice president of fitness now lead the operating team who report into our chief operating officer. The vice president of operations leads a team of operations directors who provide guidance and direction to the clubs’ general managers and customer service managers to ensure that each club is maintaining a high level of member satisfaction and membership retention. The vice president of sales leads a team of business directors who are accountable for driving membership revenue and overall club performance. Finally, the vice president of fitness leads a team of fitness directors who are accountable for the Company’s products, including the selection and utilization of group exercise classes and personal training classes, and is also responsible for driving ancillary revenue growth.

Functional Support.    Functional teams provide technical expertise and support designed to drive the member experience and revenue growth in specific areas of our clubs’ services, including sales and marketing, fitness and ancillary programming, learning and development, as well as facility management and member service.

Driving excellence in fitness and ancillary programming is critical to our success. All of our fitness clubs offer one-on-one personal training, which is sold as prepaid sessions or as part of our new personal training membership product introduced in 2011 and expanded in 2012 where members can select from either single session or multi-session packages. The personal training membership product provides members with a certified personal trainer who works with the member to create an individualized goal-based program that keeps workouts fresh, fuels the member’s motivation and makes exercise fun and exciting, all at an affordable price. Members receive an introductory one-hour assessment session with a fitness manager who helps to develop a customized routine that supports the member’s fitness goals and to get the most of out of their gym time. This initial assessment session includes a 30-minute workout evaluation, blood pressure and heart rate measurement, body composition analysis, cardio, strength and endurance testing, and movement screening. Members who elect to receive personal training can benefit from one-on-one coaching and guidance, with refreshed programs that evolve as the members achieve their fitness goals. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. We believe that members who participate in personal training programs typically have a longer membership life.

Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including aerobics, cycling, strength conditioning, boxing, yoga, Pilates and step aerobics classes. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings to our members, which are fee-based programs that have smaller groups, with a maximum of four to eight members per class, and provide more focused and typically more advanced classes. Our fee-based offerings also include our newly launched UXF classes, as well as our signature classes, including VBarre and Power Pilates Tower.

In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2012, Sports Clubs for Kids was being offered in 32 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.

Functional and leadership skills development plays a critical role in enabling our success. Team member development occurs at both the club level and in the classroom. Managers play a vital role in the development of their teams and partner closely with our learning and development team to advance team member skills for future growth with organic growth and internal promotions being the preferred choice for succession planning. Our learning programs are consistently designed and focused on building strong functional and leadership skills across the organization. This also includes specialized fitness and group exercise training curriculum.

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

Employee Compensation and Benefits

We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, business directors and general managers can achieve bonuses tied to financial and member retention targets. We offer our employees various benefits including health, dental and disability insurance; pre-tax healthcare, commuting and dependent care accounts; and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher-quality workout experience for those members who utilize such services.

Centralized Information Systems

The year ended December 31, 2012 was the first full year of our multi-year program to replace the current proprietary Club Management system that is used to process new memberships, bill members, check-in members and to track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. We plan to continue to replace the system over the next two years to ensure we meet the changing needs of our business and can adapt and leverage new business opportunities.

We also continue to implement significant new business process support in our existing Club Management system ensuring we can support changing needs during this transition period.

The first phase of the transition supported our focus on member acquisition by implementing Oracle Customer Relationship Management (“CRM”) on Demand. This system has been fully deployed since December 2011 and we further enhanced the integration with our existing proprietary Club Management system in October 2012.

We are now in phase two of the transition which includes replacing the functionality around club check-in and registration and booking for group exercise and all ancillary revenue offerings including Small Group Training classes, personal training sessions and Sports Clubs for Kids. We selected a strategic partner to deliver the software to support these services and it is currently being piloted in two clubs with a complete roll-out planned during the second half of 2013. The new cloud based system is fully integrated into our information technology platform ensuring a seamless flow of data during the roll-out.

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

In 2012, we upgraded several business applications and IT infrastructure components in partnership with our internal business customers. Our existing Club Management system was enhanced to sell and support a redefined personal training membership program and our clubs are now “cashless,” as cash as a form of payment is no longer accepted. We significantly redesigned and expanded our on-line hiring capabilities with better integration into the core HR information systems.

Significant efforts were expended on the upgrade and migration of our domain services and e-mail platforms allowing us to better service the business and expand the population of e-mail users to include our group exercise instructors and personal trainers.

Following the formal selection process of a software vendor for the second phase of the replacement of our proprietary Club Management system, the team delivered seven integrations between the new system and the existing systems in support of the pilot clubs launched at the end of 2012. These integrations were delivered on a newly established messaging architecture that services both of our major cloud based applications (CRM and Club Management) ensuring that all relevant data is synchronized across our existing enterprise systems.

In 2012 we began to redefine the data network to the clubs to introduce significantly more bandwidth for our new cloud applications and to provide a much more robust data path as back up to the primary data circuit in the clubs. These network re-engineering efforts will continue in 2013 as we deploy the new Club Management system.

We continuously implement infrastructure changes to accommodate growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture, including disaster recovery. 2012 brought significant change in the IT services delivered for our business and set the scene for many more enhancements to be delivered in the coming years.

Intellectual Property

We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including, NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, UXF, SPORTS CLUBS FOR KIDS, and COMPANIESGETFIT.COM. We continue to register other trademarks and service marks. We believe that our rights to these properties are adequately protected.

Competition

The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,636 in 2007 to 29,960 in 2011, based on the most recent information available according to the IHRSA. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.

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

•	private studios offering cross-fit, cycling, yoga or Pilates;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs; racquet, tennis and other athletic clubs;

•	amenity gyms in apartments and condominiums;

•	weight-reducing salons;

•	country clubs; and

•	the home-use fitness equipment industry.

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

Competitive Position Measured by Number of Clubs

Market	Number of Clubs	Position
Boston metropolitan	25	Leading owner and operator
New York metropolitan	108	Leading owner and operator
Philadelphia metropolitan	6	# 3 owner and operator, #2 in urban center
Washington, D.C. metropolitan	18	Tied with two competitors as leading owner and operator
Switzerland	3	Local owner and operator only

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

We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are barriers to entry in our metropolitan areas, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one, or a series of, acquisitions. These barriers of entry are significant in our four metropolitan regions; however, they are not as challenging in our surrounding suburban locations.

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

Employees

On December 31, 2012, we had approximately 7,800 employees, of whom approximately 3,200 were employed full-time. Approximately 390 of those employees were corporate and other club support personnel. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns, and believe this strengthens our employee relations. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

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

The performance of our clubs is highly dependent on our ability to attract and retain members, and we may not be successful in these efforts. Most of our members hold month-to-month memberships and accordingly, most members can cancel their club membership at any time. In addition, there are numerous factors that have in the past and could in the future lead to a decline in membership levels or that could prevent us from increasing our membership, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in fitness clubs and general economic conditions.

Negative economic conditions, including increased unemployment levels and decreased consumer confidence, have contributed and in the future could lead to significant pressures and declines in economic growth, including reduced consumer spending. In a depressed economic and consumer environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our services and products and such decline in demand may continue as the economy continues to struggle and disposable income declines. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. We believe the challenges to the global economy during the past several years have adversely affected our business and our revenues and profits and continuing challenges may result in additional adverse effects. As a result of these factors, membership levels might not be adequate to maintain our operations at current levels or permit the expansion of our operations.

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

In the year ended December 31, 2011, we closed two clubs, while in 2012 we did not have any club closures. We recognized $3.4 million of fixed asset impairments in the year ended December 31, 2012 as compared to no fixed asset impairments in the year ended December 31, 2011. The $3.4 million of fixed asset impairments in 2012 include $3.2 million related to fixed asset write-offs at four clubs sustaining damages from Hurricane Sandy. While there were no goodwill impairments in 2012 and 2011, we have in the past experienced goodwill impairments, in part due to decreased membership. Some of these closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate further or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2012, we operated 108 fitness clubs in the New York metropolitan market, 25 fitness clubs in the Boston market, 18 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments in these areas, including those related to economic and demographic changes in these regions, competition and severe weather or other unforeseen events, such as hurricanes. For example, in the year ended December 31, 2012, 131 clubs were closed on October 29, 2012 as a result of Hurricane Sandy with 16 clubs that remained closed for over a week and two clubs which still remain closed as a result of flooding and power outages caused by Hurricane Sandy. We cannot predict the impact that any future severe weather events will have on our ability to avoid wide-spread or prolonged club closures. Any such events affecting the areas in which we operate might result in a material adverse effect on our business, financial condition, cash flows and results of operations in the future.

The level of competition in the fitness club industry could negatively impact our revenue growth and profitability.

The fitness club industry is highly competitive and continues to become more competitive. In each of the markets in which we operate, we compete with other fitness clubs, private studios, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. We might not be able to compete effectively in the future in the markets in which we operate. Competitors include companies that are larger and have greater resources than us and also may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or newly constructed club locations, thereby increasing costs associated with expansion through both acquisitions and lease negotiation and real estate availability for newly constructed club locations.

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

We also face competition from competitors offering comparable or higher pricing with higher levels of service or offerings. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, also compete against our suburban, fitness-only models.

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

To successfully expand our business over the long term, we must identify and acquire sites that meet our site selection criteria. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites that meet our criteria and as a result, we may lose those sites or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs on attractive terms, our revenue, growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new club.

The opening of new clubs by us in existing markets may negatively impact our comparable club revenue growth and our operating margins.

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

Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact our results of operations. We may, at our discretion, accelerate or expand our plans to open new clubs, which may temporarily adversely affect results from operations.

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

We are dependent on the continued services of our senior management team, including our Chief Executive Officer, Robert Giardina, our Chief Financial Officer, Dan Gallagher and our Chief Operating Officer, Terry Kew. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

Terrorism and the uncertainty of armed conflicts may have a material adverse effect on clubs and our operating results.

Terrorist attacks, such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operating results or the market on which our common stock trades. Our geographic concentration in the major cities in the

Northeast and Mid-Atlantic regions and, in particular, the New York City and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members, the markets for our services and the market for our common stock are uncertain; however, their occurrence can be expected to further negatively affect the U.S. economy generally and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.

Disruptions and failures involving our information systems could cause customer dissatisfaction and adversely affect our billing and other administrative functions.

The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to process new memberships, bill members, check-in members and track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. We believe that, without investing in enhancements, this system was approaching the end of its life cycle. Thus, in 2011, we began the process of replacing this system and continued the process throughout 2012. We plan to complete this transition in phases during 2013 and 2014. Correcting any disruptions or failures that affect our proprietary system could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.

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

Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in a small number of commercial banks as of December 31, 2012 totaled $37.0 million. During 2012, in any one month, this amount has been as high as approximately $109.5 million.

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

Our clubs require significant upfront investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. We cannot assure that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies.

We may be required to remit unclaimed property to states for unused, expired personal training sessions.

We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2012, we had approximately $13.4 million of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction.

Our growth and profitability could be negatively impacted if we are unable to renew or replace our current club leases on favorable terms, or at all, and we cannot find suitable alternate locations.

We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 25 years, including option periods). During the next five years, or the period from January 1, 2013 through December 31, 2017, we have leases for 11 club locations that are due to expire without any renewal options, one of which expires in 2013, and 46 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location. Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.

Risks Related to Our Leverage and Our Indebtedness

On May 11, 2011, TSI, LLC entered into a $350.0 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300.0 million term loan facility (“2011 Term Loan Facility”), and a $50.0 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Senior Credit Facility was amended in August 2012 primarily to reduce interest rates on the 2011 Term Loan Facility and further amended in November 2012 to allow for a $60.0 million incremental term loan which was used together with available cash-on-hand to fund our special dividend payment on December 11, 2012. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016.

We may be negatively affected by economic conditions in the U.S. and key international markets.

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

The capital and credit markets have been experiencing volatility and disruption in the recent past. As a result, one or more of our current lenders could experience financial difficulty, and as a result fail to provide the required lending amounts under our 2011 Revolving Loan Facility. If this should occur, we may need to seek additional financing from other sources. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of the prospects of our Company or the fitness industry in general. We may not be able to successfully obtain any necessary additional financing on favorable terms, or financing altogether.

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

We currently have a substantial amount of debt. As of December 31, 2012, our total outstanding consolidated debt was $315.7 million. Our substantial debt could have important consequences, including:

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

•	increasing our vulnerability to interest rate fluctuations in connection with borrowings under our 2011 Senior Credit Facility, some of which are at variable interest rates;

•	limiting our ability to refinance our existing indebtedness on favorable terms, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

In addition, as of December 31, 2012, we had $43.9 million of unutilized borrowings under our 2011 Revolving Loan Facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they currently face could intensify.

The current debt under the 2011 Senior Credit Facility has a floating interest rate and an increase in interest rates may negatively impact our financial results.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, the unhedged portion of our outstanding debt under our 2011 Senior Credit Facility has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term Eurodollar rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.

The Company may be unsuccessful in its efforts to effectively hedge against interest rate changes on our variable rate debt.

In its normal operations, the Company is exposed to market risk relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows, the Company may enter into derivative financial instruments, such as interest rate swaps. The Company’s current interest rate swap arrangement is with one financial institution and covers $160.0 million of our current $315.7 million outstanding term loan principal balance with the swap expiring on May 13, 2015. We are exposed to credit risk if the counterparty to the agreement is not able to perform on its obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record the interest rate swap at its fair value. Changes in interest rates can significantly impact the valuation of the instrument resulting in non-cash changes to our financial position.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.

Our 2011 Senior Credit Facility and certain other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities and that may impact our ability and the ability of our restricted subsidiaries to:

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

In addition, the 2011 Senior Credit Facility requires the Company, on a consolidated basis, to maintain specified financial ratios and satisfy certain financial condition tests that may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. The 2011 Senior Credit Facility requires the Company, on a consolidated basis, to maintain a maximum total leverage ratio not greater than 4.50:1.00 as of December 31, 2012; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40.0 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50.0 million for the four quarters ending in any quarter during which the total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the total leverage ratio is less than or equal to 2.50:1.00. We were in compliance with these covenants as of December 31, 2012 with a total leverage ratio of 3.00:1.00 and an interest coverage ratio of 4.22:1.00. Our total capital expenditures for full-year 2012 were $22.5 million.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios and financial condition tests. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A breach of any of these covenants would result in a default under the 2011 Senior Credit Facility. If an event of default under the 2011 Senior Credit Facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations, which would have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

We own our 151 East 86th Street, New York location, which houses a fitness club and a retail tenant that generated approximately $2.0 million of rental income for us for the year ended December 31, 2012. We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years, or the period from January 1, 2013 through December 31, 2017, we have leases for 11 club locations that are due to expire without any renewal options, one which is due to expire in 2013, and 46 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.

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

The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed
New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	160 Water Street	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007

Location	Address	Date Opened or Management Assumed
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Brooklyn, NY	242 Bedford Avenue	Future opening
Brooklyn, NY	147 Greenpoint Avenue	Future opening
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	Reopened February 2006
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998

Location	Address	Date Opened or Management Assumed
Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Allston, MA	15 Gorham Street	July 1997
Weymouth, MA	553 Washington Street	May 1999
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Providence, RI	131 Pittman Street	December 2008
Providence, RI	10 Dorrance Street	January 2009
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	5345 Wisconsin Ave., N.W	February 2002

Location	Address	Date Opened or Management Assumed
Washington, D.C.	1990 K Street, N.W	February 2004
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Germantown, MD	12623 Wisteria Drive	July 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Alexandria, VA	3654 King Street	June 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.    Legal Proceedings

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.4 million and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000. TSI, LLC is considering its legal alternatives, including appealing the Court’s decision.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. Discovery in the special proceeding is ongoing.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. These motions have been effectively mooted by the dismissal of the class claims in Cruz. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

Item 4.    Mine Safety Disclosures

Not applicable.

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

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2012:
First Quarter	$13.44	$7.37
Second Quarter	$13.48	$10.63
Third Quarter	$13.88	$9.31
Fourth Quarter(a)	$13.55	$9.32

Year ended December 31, 2011:
First Quarter	$5.40	$3.59
Second Quarter	$7.84	$3.47
Third Quarter	$9.88	$6.47
Fourth Quarter	$9.00	$6.40

(a)	Pursuant to NASDAQ Exchange rules, the “ex-dividend” date with respect to the $3.00 per share special cash dividend was set as November 28, 2012. Accordingly, prior to the commencement of trading on November 28, 2012, the Company’s stock price was reduced by $3.00 to reflect the payment of the cash dividend. The closing price per share on November 27, 2012 and November 28, 2012 was $12.39 and $9.85, respectively.

Holders

As of February 19, 2013, there were approximately 96 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividends Policy

Prior to December 11, 2012, we have not paid dividends since we have been a publicly traded company. On November 16, 2012, as a means of returning value to our shareholders, the board of directors declared a special cash dividend of $3.00 per share to common stock holders of record as of November 30, 2012, paid on December 11, 2012. The special dividend was funded by borrowings of $60.0 million under our 2011 Senior Credit Facility, as amended, together with available cash on hand. Actual dividends paid on December 11, 2012 were $70.3 million with an additional $1.1 million of dividends to be paid as restricted shares vest. The board of directors currently intends to retain all earnings, if any, to finance the operation and expansion of our business and we currently do not have any immediate plans to pay cash dividends in the near term. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We rely on dividends received from TSI, LLC to generate the funds necessary to pay dividends on our common stock. The credit agreement of TSI, LLC restricts the ability of TSI, LLC to pay cash dividends to TSI Holdings in order for TSI Holdings to pay cash dividends other than (a) in an amount up to $25.0 million, subject to pro forma compliance with a total leverage ratio of no greater than 4.50:1.00 and an interest expense coverage ratio of no less than 2.00:1.00, and (b) an additional amount based on excess cash flow, such additional amounts subject to pro forma compliance with a total leverage ratio of less than 2.75:1.00, an interest expense coverage ratio of more than 2.00:1.00 and a minimum liquidity condition of $25.0 million of unrestricted cash and revolver availability, as well as certain other limitations, and (c) in an amount up to the lesser of $20.0 million or an amount based on equity proceeds received by TSI Holdings and contributed to TSI, LLC net of dividends, investments and prepayments of unsecured debt paid from such equity proceeds, subject to certain other limitations.

Issuer Purchases of Equity Securities

We did not purchase any equity securities during the fourth quarter ended December 31, 2012.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2007	2008	2009	2010	2011	2012
Town Sports International Holdings, Inc	$100.00	$33.37	$24.37	$42.47	$76.88	$145.45
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09

Notes:

(1)	The graph covers the period from December 31, 2007 to December 31, 2012.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2007 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

(3)	A special cash dividend of $3.00 per share of common stock was declared by our board of directors on November 16, 2012 to shareholders of record on November 30, 2012, paid on December 11, 2012.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(5)	We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2012 and 2011 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$478,981	$466,941	$462,387	$485,392	$506,709

Operating expenses:
Payroll and related(1)	181,632	177,528	185,583	193,891	193,580
Club operating	178,950	176,463	174,135	178,854	172,409
General and administrative	24,139	25,799	28,773	31,587	33,952
Depreciation and amortization	49,391	51,536	52,202	56,533	52,475
Impairment of fixed assets	3,436	—	3,254	6,708	3,867
Impairment of internal-use software	—	—	—	10,194	—
Goodwill impairment(2)	—	—	—	—	17,609

Operating income	41,433	35,615	18,440	7,625	32,817
Loss on extinguishment of debt(3)	1,010	4,865	—	—	—
Interest expense, net of interest income	24,597	24,127	21,013	20,969	23,583
Equity in the earnings of investees and rental income	(2,461)	(2,391)	(2,139)	(1,876)	(2,307)

Net income (loss) before provision (benefit) for corporate income taxes	18,287	9,014	(434)	(11,468)	11,541
Provision (benefit) for corporate income taxes(4)	6,321	2,699	(144)	(5,800)	9,204

Net income (loss)	$11,966	$6,315	$(290)	$(5,668)	$2,337

Earnings (loss) per weighted average number of shares:
Basic	$0.51	$0.28	$(0.01)	$(0.25)	$0.09
Diluted	$0.50	$0.27	$(0.01)	$(0.25)	$0.09
Dividends declared per common share(5)	$3.00	$—	$—	$—	$—

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$37,758	$47,880	$38,803	$10,758	$10,399
Working capital deficit(6)	(7,822)	(18,117)	(13,111)	(36,747)	(56,333)
Total assets	403,910	449,542	464,166	467,466	511,638
Long-term debt, including current installments	310,339	288,994	316,513	318,363	338,010
Total stockholders’ (deficit) equity	(55,496)	354	(6,945)	(8,233)	772
Net debt(7)	277,985	243,870	277,710	307,605	327,611

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cash Flow Data:
Cash provided by (used in):
Operating activities	$60,053	$74,885	$51,238	$76,241	$95,622
Investing activities	(22,490)	(30,907)	(22,035)	(49,277)	(95,108)
Financing activities	(47,722)	(35,349)	(1,765)	(26,763)	4,196
Other Data:
Non-cash rental expense, net of non-cash rental income	(4,037)	(3,663)	(5,552)	(2,494)	(411)
Non-cash share-based compensation expense	1,306	1,412	1,336	1,704	1,268

	Year Ended December 31,
	2012	2011	2010	2009	2008
Club and Membership Data:
New clubs opened	—	2	—	4	9
Clubs closed or relocated	—	(2)	(1)	(9)	(4)
Wholly-owned clubs operated at end of period	158	158	158	159	164
Total clubs operated at end of period(8)	160	160	160	161	166
Total members at end of period(9)	510,000	523,000	493,000	486,000	510,000
Restricted members at end of period(10)	38,000	38,000	17,000	—	—
Comparable club revenue increase (decrease)(11)	1.6%	1.8%	(4.3)%	(5.6)%	2.2%
Revenue per weighted average club (12)	$3,032	$2,934	$2,881	$2,957	$3,142
Average revenue per member(13)	$922	$915	$947	$969	$990
Average joining fees collected per member(14)	$57	$55	$37	$19	$45
Annual attrition(15)	41.0%	39.9%	41.9%	45.2%	40.2%

(1)	In the year ended December 31, 2009, Payroll and related includes a correction of an accounting error of $751 related to deferred membership costs which was previously disclosed in the Company’s 2010 Annual Report. See Note 2 — Correction of Accounting Errors to the Company’s consolidated financial statements in the 2010 Annual Report for further details.

(2)	Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined based on purchase price allocation.

(a)	We performed an interim impairment test as of December 31, 2008. As a result of the test, it was determined that all of the goodwill in our Boston Sports Clubs region, amounting to $15,766, and goodwill of $1,843 at two of our outlier clubs that did not benefit from being part of a regional cluster was impaired. A deferred tax benefit of $1,755 was recorded in connection with these impairment charges.

(3)	The $4,865 loss on extinguishment of debt recorded for the year ended December 31, 2011 resulted from the debt refinancing on May 11, 2011. The proceeds from the 2011 Senior Credit Facility were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164,000 and the remaining outstanding principal amount of the Senior Discount Notes of $138,450. We incurred $2,538 of call premium on the Senior Discount Notes together with the write-off of $2,327 of net deferred financing costs related to the debt extinguishment.

The $1,010 loss on extinguishment of debt recorded for the year ended December 31, 2012 is comprised of a $464 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our term loan facility.

(4)	Corporate income taxes for the year ended December 31, 2012 and 2011 includes income tax benefits totaling $483 and $343, respectively, related to the correction of accounting errors. See Note 13 — Corporate Income Taxes to the Company’s consolidated financial statements in this Annual Report for further details.

(5)	In the year ended December 31, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share, payable on December 11, 2012 to common stock holders of record at the close of business on November 30, 2012. The aggregate amount of the dividends paid totaled $70,296 with another $1,104 payable as restricted shares vest.

(6)	The working capital deficit as of December 31, 2011 and 2010 reflects a revision to reclassify a portion of deferred tax assets from noncurrent to current assets of $20,218 and $9,776, respectively. Refer to Note 2 — “Correction of Accounting Errors” in the Notes to Consolidated Financial Statements for further details on the reclassifications as of December 31, 2011 and 2010. The working capital deficit as of December 31, 2009 and 2008 reflect conforming reclassifications of $9,874 and $10,878, respectively.

(7)	Net debt represents the total principal balance of long-term debt outstanding, net of cash and cash equivalents.

(8)	Includes wholly-owned and partly-owned clubs. In addition, in 2008 through 2012 we managed between three to four university fitness clubs in which we did not have an equity interest.

(9)	Represents members at wholly-owned and partly-owned clubs.

(10)	Restricted members include students, teachers and first responders. This membership allows for club usage at restricted times, at a discount to other memberships offered.

(11)	Total revenue for a club is included in comparable club revenue increase (decrease) beginning on the first day of the thirteenth full calendar month of the club’s operation.

(12)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(13)	Average revenue per member is total revenue from wholly-owned clubs for the period divided by the average number of memberships from wholly-owned clubs for the period, including restricted memberships, summer student and summer pool memberships, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

(14)	Average joining fees collected per member is calculated as total initiation and processing fees divided by the number of new members, excluding pre-sold, summer student and summer pool memberships and including restricted memberships that began in April 2010, during each respective year.

(15)	Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year excluding pre-sold, summer student and summer pool memberships and including our restricted memberships that began in April 2010, during each respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the U.S. As of December 31, 2012, we operated 160 clubs that collectively served approximately 510,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. Our members generally have annual income levels of between $50,000 and $150,000. We believe that this “mid-value” segment of the market is not only the broadest but also the segment with the greatest growth opportunities.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions that we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2012, approximately 45% of our members participated in our Passport Membership which allows unlimited access to all of our clubs in our clusters within one, or all of, our regions, respectively, for a higher monthly membership dues, while approximately 27% of our members participate in our Core membership, which allows unlimited access to the member’s home club. Approximately 8% of our members participate in our Restricted Membership which is a favorably-priced, restricted-use month-to-month only membership. Approximately 20% of our members participate in our previously offered Gold membership which allows unlimited access to a designated club and access to all other clubs during off-peak hours.

We have executed our clustering strategy successfully in the New York region, our most mature region, through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 37 locations and operated a total of 108 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2012. As of December 31, 2012, we owned and operated 25 clubs in the Boston region under our Boston Sports Clubs brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name, six clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name and three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

Revenue and Operating Expenses

We have two principal sources of revenue:

•

Membership revenue:    Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. In May 2011, we implemented a combined rate lock guarantee and maintenance fee currently at $39.00, to which all members agree at the time of enrollment. This fee is collected annually in January for all members joining after May 2011 and is recognized into membership revenue over the subsequent 12 month period following collection. These dues and fees comprised 78.8% of our total revenue for the year ended December 31, 2012. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•

Ancillary club revenue:    For the year ended December 31, 2012, we generated 13.7% of our revenue from personal training and 6.3% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products.

We also receive revenue (approximately 1.2% of our total revenue for the year ended December 31, 2012) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as fees and other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the years ended December 31 2012 and 2011, our annual attrition rate, including restricted members, was 41.0% and 39.9%, respectively. In 2009 and into 2010, our annual attrition rates were at higher levels at 45.2% and 41.9%, respectively, partially as a result of the recessionary economy. In 2011, attrition showed modest improvement over 2010 and was similar to pre-recessionary 2008 levels due to an improved member experience, a more stabilized economy and increased retention programs.

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

From 2011 to 2012, operating income increased 16.3% and from 2010 to 2011 operating income increased 93.1%. In 2012, we recorded fixed asset impairment charges totaling $3.4 million, of which $3.2 million related to write-offs of fixed assets for four clubs that sustained damages from Hurricane Sandy during the fourth quarter of 2012. In 2011, we did not incur any fixed asset impairment charges and in 2010, we recorded fixed asset impairment charges of $1.6 million related to three underperforming clubs and $1.7 million related to the planned closure of a club prior to its lease expiration date.

	Year Ended December 31,
	2012	2011	2010
	($ amounts in thousands)
Operating income	$41,433	$35,615	$18,440
Increase over prior period	16.3%	93.1%	141.8%
Net income (loss)	$11,966	$6,315	$(290)
Increase over prior period	89.5%	2,277.6%	94.9%
Cash flows provided by operating activities	$60,053	$74,885	$51,238
(Decrease) increase over prior period	(19.8)%	46.2%	(32.8)%

Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our planned new club openings. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. We will continue to pursue club acquisition opportunities as well as assess club relocations and closures of underperforming clubs. We currently are targeting to open or acquire seven to nine clubs in 2013 and close or relocate a total of three clubs.

As of December 31, 2012, 158 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at three fitness clubs located in colleges and universities in which we have no equity interest.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2010
First Quarter	(6.0)%
Second Quarter	(4.2)%
Third Quarter	(5.0)%
Fourth Quarter	(1.7)%	(4.3)%
2011
First Quarter	(0.5)%
Second Quarter	1.5%
Third Quarter	3.0%
Fourth Quarter	3.4%	1.8%
2012(a)
First Quarter	4.5%
Second Quarter	2.1%
Third Quarter	1.0%
Fourth Quarter	(1.1)%	1.6%

(a)	Comparable club revenue for the third quarter of 2012 excludes $1.2 million of additional fees and other revenue realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser.

Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

Comparable club revenue generally trended downward from the first quarter of 2007 and through 2009; however, beginning in the first quarter of 2010 and through 2011, the decreases began to improve modestly and the trend had turned positive in the second quarter of 2011 with full-year 2011 comparable club revenue posting gains of 1.8%. Comparable club revenue continued to remain positive in 2012 with full-year comparable club revenue of 1.6%, however in the fourth quarter of 2012, we experienced a comparable club revenue decline of 1.1%. The decline in the fourth quarter in part was due to the impact of Hurricane Sandy on our business, including decreases in personal training and ancillary revenues and a net loss of members. In the year ended December 31, 2012, the membership base at our comparable clubs decreased 2.4% as compared to 2011 while 2011 comparable club memberships increased 4.9% compared to 2010. We experienced an overall member loss of 12,000 during the fourth quarter of 2012, with full-year 2012 member loss of 13,000, representing a 2.5% decline in members.

Historical Club Count

	Year Ended December 31,
	2012	2011	2010
Wholly-owned clubs operated at beginning of period	158	158	159
New clubs opened	—	2	—
Clubs closed or relocated	—	(2)	(1)

Wholly-owned clubs operated at end of period	158	158	158
Partly-owned clubs operated at end of period	2	2	2

Total clubs operated at end of period(1)	160	160	160

(1)	Includes wholly-owned and partly-owned clubs. In addition, during these periods, we managed between three to four university fitness clubs in which we did not have an equity interest.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	37.9	38.0	40.1
Club operating	37.4	37.8	37.7
General and administrative	5.0	5.6	6.2
Depreciation and amortization	10.3	11.0	11.3
Impairment of fixed assets	0.7	—	0.7

Operating income	8.7	7.6	4.0
Loss on extinguishment of debt	0.2	1.0	—
Interest expense	5.2	5.2	4.6
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)

Income (loss) before provision (benefit) for corporate income taxes	3.8	1.9	(0.1)
Provision (benefit) for corporate income taxes	1.3	0.6	—

Net income (loss)	2.5%	1.3%	(0.1)%

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue

Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2012		2011
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$366,044	76.4%	$364,536	78.1%	0.4%
Joining fees	11,595	2.4%	6,824	1.4%	69.9%

Membership revenue	377,639	78.8%	371,360	79.5%	1.7%

Personal training revenue	65,641	13.7%	62,394	13.4%	5.2%
Other ancillary club revenue	29,897	6.3%	28,297	6.1%	5.7%

Ancillary club revenue	95,538	20.0%	90,691	19.5%	5.3%
Fees and other revenue	5,804	1.2%	4,890	1.0%	18.7%

Total revenue	$478,981	100.0%	$466,941	100.0%	2.6%

Total revenue increased 2.6% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Revenue for 2012 included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue. For the year ended December 31, 2012, revenue increased $4.4 million at the two clubs opened or acquired subsequent to December 31, 2010 (both opened in the fourth quarter of 2011) and $7.1 million at our clubs opened or acquired prior to December 31, 2010. Revenue decreased $640,000 at the two clubs that were closed subsequent to December 31, 2010.

Revenue for 2012 was impacted by the effects of Hurricane Sandy on our business during the fourth quarter of 2012 as a result of lost operating days. At the height of the storm, 131 of our 160 clubs were closed with 16 clubs that remained closed for over a week and two clubs which still remain closed. While it is very difficult to estimate the impact of the storm given the prolonged disruption in most of our markets, we estimate that revenue for 2012 was negatively impacted by approximately $1.0 million as a result of the hurricane.

Personal training revenue increased $3.2 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to increased member interest in personal training sessions, increases in products offered and improvements in the selling process.

Joining fees revenue in 2012 increased $4.8 million compared to 2011 due to the increasing rate of joining fees collected over the past four years. Joining fees collected in the year ended December 31, 2012, 2011, 2010 and 2009 were $11.4 million, $12.9 million, $7.9 million, and $4.0 million, respectively. Joining fees are recognized into revenue over the estimated average membership life

Fees and other revenue increased $914,000 in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to an increase in in-club advertising revenue related to the acceleration of deferred revenue recognized on a terminated arrangement.

Comparable club revenue increased 1.6% for the year ended December 31, 2012, excluding the $1.2 million accelerated in-club advertising revenue recognized in the third quarter of 2012. There was a 0.8% increase due to an increase in average membership and a 1.8% increase due to a collective increase in ancillary club revenue, initiation fees and other revenue. These increases were partially offset by a 1.0% decrease in the average price of our dues and fees.

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2012	2011	$ Variance	% Variance
Payroll and related	$181,632	$177,528	$4,104	2.3%
Club operating	178,950	176,463	2,487	1.4%
General and administrative	24,139	25,799	(1,660)	(6.4)%
Depreciation and amortization	49,391	51,536	(2,145)	(4.2)%
Impairment of fixed assets	3,436	—	3,436	100.0%

Operating expenses	$437,548	$431,326	$6,222	1.4%

Operating expenses for the year ended December 31, 2012 were impacted by a 0.5% increase in the total months of club operation from 1,886 to 1,896, the effects of which are included in the additional descriptions of changes in operating expenses below.

Payroll and related.    This change was primarily impacted by the following factors:

•

A $2.5 million payroll bonus payment was made during the fourth quarter of 2012 in connection with the special dividend payment in December 2012. Certain option holders with vested in-the-money options as of December 11, 2012 were paid a dividend equivalent cash bonus of $3.00 per option. No such charges were recorded in the year ended December 31, 2011.

•

Payroll overhead costs increased by $1.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. There was a $1.3 million increase in overhead costs primarily attributable to increases in full-time employment levels and higher overhead salaries resulting from the hiring of several new senior management and corporate sales personnel.

As a percentage of total revenue, payroll and related expenses decreased to 37.9% in the year ended December 31, 2012 from 38.0% in the year ended December 31, 2011.

Club operating.    This change was primarily impacted by the following factors:

•

Rent and occupancy expenses increased $3.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Rent and occupancy expenses increased $565,000 at our two clubs that opened after December 31, 2010 and increased $2.7 million at our clubs that opened prior to December 31, 2010. Rent and occupancy expenses decreased $212,000 related to two clubs that were closed after December 31, 2010, excluding $275,000 received in 2011 as an incentive payment from a landlord in connection with a lease termination.

•

The increase in rent and occupancy expenses were partially offset by lower credit and debit card transaction fees of $1.0 million compared to the prior year due to changes to laws affecting the debit card processing fees that banks can charge.

As a percentage of total revenue, club operating expenses decreased slightly to 37.4% in the year ended December 31, 2012 from 37.8% in the year ended December 31, 2011.

General and administrative.    The decrease in general and administrative expenses for the year ended December 31, 2012 when compared to the year ended December 31, 2011 was principally attributable to the cost reductions within various general and administrative expense accounts including a reduction in general liability insurance, consulting and legal expenses, and office related procurement costs. As a percentage of total revenue, general and administrative expenses decreased to 5.0% in the year ended December 31, 2012 from 5.6% in the year ended December 31, 2011.

Depreciation and amortization.    In the year ended December 31, 2012 compared to the year ended December 31, 2011, depreciation and amortization decreased due to a decline in our depreciable fixed asset base. Contributing to this is our limited number of club openings over the past five years. The Company has opened only two clubs over the past three years and the asset base at the remaining 158 clubs is declining as certain clubs move beyond their original lease terms, and other fixed assets become fully amortized. As a percentage of total revenue, depreciation and amortization expenses decreased to 10.3% in the year ended December 31, 2012 from 11.0% in year ended December 31, 2011.

Impairment of fixed assets.    In the year ended December 31, 2012, we recorded fixed asset impairment charges totaling $3.4 million, comprised of a $239,000 impairment charge related to one underperforming club and $3.2 million of additional impairments related to the write-down of fixed assets at four clubs that sustained severe damages from Hurricane Sandy. There were no fixed asset impairment charges in the year ended December 31, 2011.

Loss on Extinguishment of Debt

During the year ended December 31, 2012, loss on extinguishment of debt was $1.0 million. The loss on extinguishment of debt was comprised of a $464,000 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546,000 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our term loan facility.

During the year ended December 31, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment.

Interest Expense

In the year ended December 31, 2012, interest expense was $24.6 million compared to $24.3 million in the year ended December 31, 2011. In 2012, we incurred additional interest expense of $3.0 million related to the repricing amendment in August 2012 and a further amendment in November 2012 to allow for an additional borrowing under our 2011 Senior Credit Facility. This increase in interest expense was partially offset by interest savings recognized from the lower interest rates resulting from the May 11, 2011 refinancing as well as a further interest rate reduction in August 2012 combined with a lower average principal balance of debt outstanding for the majority of 2012.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $6.3 million for the year ended December 31, 2012 compared to a provision of $2.7 million for the year ended December 31, 2011. Our effective tax rate was 35% in the year ended December 31, 2012 compared to 30% in the year ended December 31, 2011. The expected benefits from our captive insurance arrangement decreased our effective tax rate on our pre-tax income in the year ended December 31, 2012 and 2011.

The results for the year ended December 31, 2012 and December 31, 2011 include error corrections that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2012, we identified corrections related to temporary differences in fixed assets, intangible assets and deferred revenue resulting in the recognition of an income tax benefit of $483,000. In the fourth quarter of 2011, we identified adjustments related to the tax effect of net operating loss carry-forwards resulting in the recognition of an income tax benefit of $343,000. We do not believe that these error corrections are material to the current or prior reporting periods.

As of December 31, 2012, we had net deferred tax assets of $34.2 million. Quarterly, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability after sustaining losses in 2009 and 2010. We have historically been a taxpayer and are in a three year cumulative income position as of December 31, 2012. In addition, based on recent trends, we project future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because we expect the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. We have federal and state net operating loss carry-forwards, which we believe will be realized within the available carry-forward period, except for a small net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur lower than expected income or losses in 2013 and beyond, then a valuation allowance against the deferred tax assets may be required in the future. In 2013, we expect our effective tax rate to approximate 36% to 39% and will be favorably impacted from tax benefits derived from the captive insurance arrangement.

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

Personal training revenue increased $3.6 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, excluding $2.1 million related to unused and expired personal training sessions recognized in the year ended December 31, 2010 that related to previous years. This increase was primarily due to increased member interest in personal training sessions, increases in products offered and improvements in the selling process.

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

Payroll and related.    This change was primarily impacted by the following factors:

•	Payroll expense related to club staffing, excluding membership sales consultants, decreased $5.9 million from staffing efficiencies realized in the year ended December 31, 2011 compared to 2010.

•

Payroll expense related to our membership sales consultants decreased $2.9 million. The amount of membership sales consultant commissions deferred over the prior two years had been declining with our decline in joining fees collected. We limit the amount of payroll costs that we defer to the amount of joining fees collected. This resulted in a decrease in membership sales consultant commissions expensed in the year ended December 31, 2011, relating to deferrals established in prior periods. In the second quarter of 2010, we began increasing joining fees collected and, as a result, in the third and fourth quarters of 2011, we began to see the effect of the increased joining fees as an increase in membership sales consultant payroll expense. Also contributing to this decrease was an increase in the amount of payroll costs deferred in the year ended December 31, 2011 compared to the year ended December 31, 2010 with the increase in joining fees collected.

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

Club operating.    This change was primarily impacted by the following factors:

•

Rent and occupancy expenses increased $3.5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Rent and occupancy expenses increased $853,000 at our two clubs that opened after January 1, 2010 and decreased $758,000 at our three clubs that were closed after January 1, 2010. Offsetting these decreases was an increase of $3.3 million at our clubs that opened prior to January 1, 2010.

•	Utilities decreased $1.1 million in the year ended December 31, 2011 compared with December 31, 2010 due to better energy management and lower energy supply rates.

As a percentage of total revenue, club operating expenses increased slightly to 37.8% in the year ended December 31, 2011 from 37.7% in the year ended December 31, 2010.

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

As a percentage of total revenue, general and administrative expenses decreased to 5.6% in the year ended December 31, 2011 from 6.2% in the year ended December 31, 2010.

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

Loss on Extinguishment of Debt

During the year ended December 31, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment. There was no loss on extinguishment of debt charges recorded during the year ended December 31, 2010.

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

The results for the year ended December 31, 2011 include the correction of an accounting error that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. This adjustment resulted in the recognition of an income tax benefit in 2011 of $343,000 that relates to calculation of state net operating loss that arose in the year 2010. We do not believe that this error correction is material to the current or prior reporting periods.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2012 was $60.1 million compared to $74.9 million for the year ended December 31, 2011, a decrease of 19.8%. Cash flow related to income taxes decreased operating cash flows as 2011 cash flows benefitted from a net tax refund of $6.6 million while in 2012 net taxes of $836,000 were paid. This decrease was also driven by reductions in cash flows resulting from the timing of payments and collections made associated with prepaid expenses, accounts payable and accrued expenses and deferred revenues.

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

Investing Activities.    Investing activities in the year ended December 31, 2012 consisted primarily of remodeling existing clubs, the purchase of new fitness equipment and capital investment in information technology. Net cash used in investing activities decreased 27.2% to $22.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. The 2012 amount includes approximately $17.2 million to continue to upgrade existing clubs and $1.6 million principally related to major renovations at clubs with recent lease renewals and upgrading certain clubs for our UXF zones and our in-club entertainment system network. We also invested $2.9 million to enhance our management information and communication systems and approximately $800,000 related to our warehouse and laundry facility.

For the year ending December 31, 2013, we currently plan to invest between $37.0 million and $42.0 million in capital expenditures. This amount includes approximately $11.5 million to $17.0 million related to potential 2013 and 2014 club openings, inclusive of amounts for our planned acquisition of the Fitcorp chain in Boston and planned renovations at these clubs as well as a separate single club acquisition in Manhattan. The total capital expenditures also includes approximately $17.0 million to $18.0 million to continue to upgrade existing clubs and $4.5 million to $5.0 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $2.5 million to $3.0 million to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations and available cash on hand.

Investing activities in the year ended December 31, 2011 consisted primarily of remodeling existing clubs and the purchase of new fitness equipment. In the year ended December 31, 2011, we also began construction on two clubs, both of which opened in the fourth quarter of 2011. There were no future clubs under construction in the year ended December 31, 2010. Net cash used in investing activities decreased 40.3% to $30.9 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The 2011 amount includes approximately $7.6 million related to the two club openings in the fourth quarter of 2011, approximately $16.8 million to continue to upgrade existing clubs and $3.1 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also invested $3.4 million to enhance our management information and communication systems.

Financing Activities.    Net cash used in financing activities increased $12.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. In the year ended December 31, 2012, we made principal payments of $36.0 million on the 2011 Term Loan Facility, of which $15.0 million was related to a voluntary prepayment made in August 2012. In connection with the repricing amendment in August 2012, we paid related financing costs of $2.7 million. On November 14, 2012, we made further amendments to the 2011 Senior Credit Facility to, among other things, allow for the borrowing of an incremental term loan of $60.0 million which was used together with cash-on-hand to pay a special dividend in December 2012 of $70.3 million. The net proceeds from the incremental term loan were $59.7 million, net of an original issue discount (“OID) of 0.50% or $300,000. In connection with the execution of this additional amendment, we paid additional financing costs of $640,000 related to a 0.25% amendment fee and incurred debt issuance costs of $125,000. We also received $2.4 million related to proceeds from stock option exercises in the year ended December 31, 2012 compared to $479,000 received in the year ended December 31, 2011.

Net cash used in financing activities increased $33.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. In the year ended December 31, 2011, we made principal payments of $14.1 million on the 2007 Term Loan Facility and in the year ended December 31, 2010, we made principal payments of $1.9 million with respect to that facility. On May 11, 2011, we refinanced our long-term debt. In connection with the refinancing, we repaid the remaining principal amounts of the 2007 Term Loan Facility of $164.0 million and the Senior Discount Notes of $138.5 million and received $297.0 million under the 2011 Term Loan Facility, net of the OID of $3.0 million. In connection with the refinancing, we paid $8.1 million in debt issuance costs. In addition, in the year ended December 31, 2011, we repaid $8.3 million in principal on the 2011 Term Loan Facility. We also received $479,000 related to proceeds from stock option exercises in the year ended December 31, 2011, while in the year ended December 31, 2010 we received $85,000.

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350.0 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300.0 million term loan facility (“2011 Term Loan Facility”) and a $50.0 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an OID of 1.0% or $3.0 million. The $3.0 million OID was recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which $7.3 million are being amortized as interest expense, and are included in other assets in the accompanying consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility (“2007 Senior Credit Facility”), to pay the redemption price for all of our outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. Unamortized loan costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777,000 of costs related to the 2011 Senior Credit Facility were written off in the year ended December 31, 2011 and are included as part of loss on extinguishment of debt in the accompanying consolidated statements of operations. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “First Amendment”) to the 2011 Senior Credit Facility. The First Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The First Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) ending in August 2013, and subsequently extended by the November 14, 2012 amendment to November 2013. All other principal provisions, including maturity and covenants under our existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13.8 million were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the year ended December 31, 2012, we recorded a loss on extinguishment of debt of $464,000 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260,000 and $204,000, respectively. In addition, we recorded additional debt discount of $2.7 million related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1.4 million related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

Subsequent to the effective date of the First Amendment, we made a voluntary prepayment of $15.0 million on the 2011 Term Loan Facility. In connection with this voluntary prepayment, during the year ended December 31, 2012, we recorded loss on extinguishment of debt of $546,000, consisting of the write-offs of the related portions of unamortized debt issuance costs and debt discount of $269,000 and $277,000, respectively.

On November 16, 2012, TSI, LLC entered into a Second Amendment (the “Second Amendment”) to the 2011 Senior Credit Facility. Under the Second Amendment, TSI, LLC borrowed an additional $60.0 million incremental term loan issued at an OID of 0.50% or $300,000. The $300,000 OID was recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. The new borrowings were used, together with cash on hand, to pay a special cash dividend to our stockholders, including an equivalent cash bonus payment to certain option holders, on December 11, 2012. In addition, the Second Amendment provides for a waiver of any prepayment required to be paid using our excess cash flow for the period ended December 31, 2012, amends the restricted payments covenant to permit the payment of the dividend and cash bonus payments and permits adjustments to our calculation of consolidated EBITDA with respect to the cash bonus payment and with respect to fees and expenses associated with certain permitted transactions. In connection with the execution of the Second Amendment, we recorded additional debt discount of $639,000 related to a 0.25% amendment fee, debt issuance costs of $125,000 and additional interest expense totaling $1.6 million related primarily to bank, arrangement and legal fees paid to third parties.

As of December 31, 2012, the 2011 Term Loan Facility has a gross principal balance of $315.7 million and a balance of $310.3 million, net of unamortized debt discount of $5.4 million which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2012, the unamortized balance of debt issuance costs of $5.3 million is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6.1 million. The unutilized portion of the 2011 Revolving Loan Facility as of December 31, 2012 was $43.9 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of December 31, 2012, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. As of December 31, 2012, TSI, LLC had a total leverage ratio of 3.00:1.00 and TSI, LLC will be required to make a principal payment of $3.9 million on March 31, 2013. As of December 31, 2012, TSI LLC had made a total of $44.3 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of December 31, 2012 with a total leverage ratio of 3.00:1.00 and an interest expense coverage ratio of 4.22:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 only in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The total leverage ratio as of December 31, 2011 was 3.07:1.00 which resulted in a excess cash flow principal payment of $16.5 million that was paid with cash on hand on March 31, 2012. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using our excess cash flow for the year ended December 31, 2012.

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

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138.5 million plus a call premium of 1.833% of the principal amount thereof totaling approximately $2.5 million and accrued interest of $5.5 million. The accrued interest included interest through May 11, 2011 of $4.2 million, plus 30 days of additional interest of $1.3 million, representing the interest charge during the 30 day notification period. We determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. As of May 11, 2011, we wrote-off unamortized deferred financing costs of approximately $916,000 related to the redemption of the Senior Discount Notes, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Financial Instruments

In our normal operations, we are exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on our cash flows we may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and we only use commonly traded instruments. Currently, we have used derivatives solely relating to the variability of cash flows from interest rate fluctuations.

Effective July 13, 2011, we entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160 million and extend the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160 million of our total variable rate debt of $315.7 million. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our consolidated financial statements as of and for the year ended December 31, 2012 and 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the consolidated statements of operations. For the year ended December 31, 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method, and the ineffective portion of the hedge was reported in our consolidated statements of operations. The amount related to hedge ineffectiveness for the year ended December 31, 2012 was de minimis. There was no hedge ineffectiveness during the year ended December 31, 2011.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

As of December 31, 2012, we were in compliance with our debt covenants in the 2011 Senior Credit Facility and given our operating plans and expected performance for 2013, we expect we will continue to be in compliance during 2013. These covenants may limit TSI, LLC’s ability to incur additional debt. As of December 31, 2012, permitted borrowing capacity of $50.0 million was not restricted by the covenants.

As of December 31, 2012, we had $37.8 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2012, $17.1 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.

Consolidated Debt

As of December 31, 2012, our total principal amount of debt outstanding was $315.7 million. This substantial amount of debt could have significant consequences, including:

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

We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2013. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2013. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2012 were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$315,743	$15,787	$6,314	$6,314	$287,328
Interest payments on long-term debt(1)	93,366	18,632	35,342	33,451	5,941
Operating lease obligations(2)	684,062	84,044	166,580	143,664	289,774

Total contractual cash obligations	$1,093,171	$118,463	$208,236	$183,429	$583,043

Notes:

(1)	Based on interest rates pursuant to the 2011 Term Loan Facility and the interest swap agreement as of December 31, 2012.

(2)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

In recent years, we have typically operated with a working capital deficit. We had a working capital deficit of $7.8 million at December 31, 2012, as compared with $18.1 million at December 31, 2011. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for our business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $37.1 million and $40.8 million at December 31, 2012 and 2011, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. We expect to record a working capital deficit in future periods and, as in the past, will fund such deficit using cash flows from operations and borrowings under our 2011 Senior Credit Facility. We believe that these sources will be sufficient to cover such deficit.

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

Our most significant assumptions and estimates relate to estimated average membership life, the allocation and fair value ascribed to fixed and intangible assets, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, legal contingencies, estimated self-insurance reserves, and valuation of deferred income taxes.

Estimated average membership life.    Our one-time member joining fees and a portion of related direct expenses, up to the amount of deferred joining fees, are deferred and recognized on a straight-line basis in operations over the estimated average membership life of 27 months for both unrestricted and restricted student members. We monitor factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjust the estimate on a quarterly basis. The estimated average membership life was adjusted from 28 months to 27 months in October 2012 for both our unrestricted and restricted student members. The estimated average membership life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease accordingly.

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

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). We have one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have any goodwill as of December 31, 2012. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.

As of February 29, 2012 and February 28, 2011, we performed our annual impairment test of goodwill. These impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We may decide to complete an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company.

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

Legal contingencies.    In accordance with FASB guidance, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. Our assessment is developed in consultation with our outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature are unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the consolidated financial statements.

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

Deferred income taxes.    As of December 31, 2012, our net deferred tax assets totaled $34.2 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. Quarterly, we assess the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, we returned to profitability after sustaining losses in 2009 and 2010. We have historically been a taxpayer and are in a three year cumulative income position as of December 31, 2012. In addition, based on recent trends, we project future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, taxable income has been and is projected to be the same as federal taxable income. Because the captive insurance company will be discontinued in 2014, the assessment of realizability of the state deferred tax assets is consistent with the federal tax analysis above. We have federal net operating loss carry-forwards and some small net operating loss carry-forwards which we believe will be realized within the available carry-forward period, except for a small state net operating loss forward in Rhode Island due to the short carry forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur losses in 2013 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

FASB guidance related to accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had a material impact on our results of operations or financial condition. Should there be continuing periods of high inflation in the future, our results of operations or financial condition would be exposed to the effects of inflation, such as higher rents for our leases under escalation terms based on the consumer price index and higher interest expense on the variable rate portion of our debt.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our debt is effectively at both fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of December 31, 2012, we had $315.7 million of outstanding borrowings under our 2011 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of December 31, 2012, a hypothetical 100 basis point interest increase would not have affected interest expense for the year ended December 31, 2012, as the variable rate debt contains a Eurodollar floor of 1.25%.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued its written attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report included following the signature page hereto, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting:    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2012 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Deadline for Receipt of Stockholder Proposals.”

The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Robert Giardina	Chief Executive Officer and President, Town Sports International Holdings, Inc.

Paul N. Arnold	Former Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.

Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP

J. Rice Edmonds	Managing Director, Edmonds Capital, LLC

John H. Flood III	Chief Executive Officer, Synergy Global Outsourcing, LLC

Thomas J. Galligan III	Executive Chairman, Papa Gino’s Holdings Corp.

Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC

Executive Officers:
Robert Giardina	Chief Executive Officer and President

Terry Kew	Chief Operations Officer

Paul Barron	Chief Information Officer

Daniel Gallagher	Chief Financial Officer

David M. Kastin	Senior Vice President — General Counsel and Corporate Secretary

Scott Milford	Senior Vice President — Human Resources

Item 11. Executive	Compensation

The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation” and “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation.”

The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2012 Fiscal Year.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	1,310,818	$5.21	529,611
Equity compensation plans not approved by security holders	—	—	—

Total	1,310,818	$5.21	529,611

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

(a)    Financial Statements

(1)    Financial statements filed as part of this report:

(2)    Financial Statements Schedules:

The schedules have been omitted because they are not applicable or the required information has been included in the financial statements or notes thereto.

(3)    Exhibits. See Item 15(b) below.

(b)    Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-38 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2013.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ ROBERT GIARDINA
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ ROBERT GIARDINA Robert Giardina	Chief Executive Officer (principal executive officer), President and Director	February 25, 2013

By:	/s/ DANIEL GALLAGHER Daniel Gallagher	Chief Financial Officer (principal financial and accounting officer)	February 25, 2013

By:	/s/ PAUL ARNOLD Paul Arnold	Director	February 25, 2013

By:	/s/ BRUCE BRUCKMANN Bruce Bruckmann	Director	February 25, 2013

By:	/s/ J. RICE EDMONDS J. Rice Edmonds	Director	February 25, 2013

By:	/s/ JOHN H. FLOOD III John H. Flood III	Director	February 25, 2013

By:	/s/ THOMAS J. GALLIGAN III Thomas J. Galligan III	Director	February 25, 2013

By:	/s/ KEVIN MCCALL Kevin McCall	Director	February 25, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Town Sports International Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2013

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(All figures in thousands except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$37,758	$47,880
Accounts receivable, net	6,508	5,857
Inventory	438	290
Deferred tax assets, net	24,897	20,218
Prepaid corporate income taxes	550	73
Prepaid expenses and other current assets	9,866	10,599

Total current assets	80,017	84,917
Fixed assets, net	256,871	286,041
Goodwill	32,824	32,799
Deferred tax assets, net	9,296	19,782
Deferred membership costs	10,811	10,117
Other assets	14,091	15,886

Total assets	$403,910	$449,542

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$15,787	$25,507
Accounts payable	7,467	9,180
Accrued expenses	27,053	26,575
Accrued interest	89	950
Dividends payable	305	—
Deferred revenue	37,138	40,822

Total current liabilities	87,839	103,034
Long-term debt	294,552	263,487
Dividends payable	799	—
Deferred lease liabilities	61,732	65,119
Deferred revenue	3,889	5,338
Other liabilities	10,595	12,210

Total liabilities	459,406	449,188
Contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; issued and outstanding 23,813,106 and 23,040,881 shares at December 31, 2012 and December 31, 2011, respectively	24	23
Additional paid-in capital	(16,326)	(19,934)
Accumulated other comprehensive income	1,226	1,251
Retained (deficit) earnings	(40,420)	19,014

Total stockholders’ (deficit) equity	(55,496)	354

Total liabilities and stockholders’ (deficit) equity	$403,910	$449,542

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(All figures in thousands except share and per share data)

	2012	2011	2010
Revenues:
Club operations	$473,177	$462,051	$457,626
Fees and other	5,804	4,890	4,761

	478,981	466,941	462,387

Operating Expenses:
Payroll and related	181,632	177,528	185,583
Club operating	178,950	176,463	174,135
General and administrative	24,139	25,799	28,773
Depreciation and amortization	49,391	51,536	52,202
Impairment of fixed assets	3,436	—	3,254

	437,548	431,326	443,947

Operating income	41,433	35,615	18,440
Loss on extinguishment of debt	1,010	4,865	—
Interest expense	24,640	24,274	21,158
Interest income	(43)	(147)	(145)
Equity in the earnings of investees and rental income	(2,461)	(2,391)	(2,139)

Income (loss) before provision (benefit) for corporate income taxes	18,287	9,014	(434)
Provision (benefit) for corporate income taxes	6,321	2,699	(144)

Net income (loss)	$11,966	$6,315	$(290)

Earnings (loss) per share:
Basic	$0.51	$0.28	$(0.01)
Diluted	$0.50	$0.27	$(0.01)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	23,436,393	22,828,031	22,634,233
Diluted	24,114,540	23,423,797	22,634,233
Dividends declared per common share	$3.00	$—	$—

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

(All figures in thousands)

	2012	2011	2010
Statement of Comprehensive Income:
Net income (loss)	$11,966	$6,315	$(290)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	95	(129)	794
Interest rate swap, net of tax	(120)	(741)	—

Total other comprehensive (loss) income, net of tax	(25)	(870)	794

Total comprehensive income	$11,941	$5,445	$504

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Years Ended December 31, 2012, 2011 and 2010

(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2009	22,603,199	$23	$(22,572)	$1,327	$12,989	$(8,233)
Stock option exercises	40,243	—	85	—	—	85
Common stock grants	26,708	—	85	—	—	85
Cancellation of options	—	—	(621)	—	—	(621)
Forfeiture of restricted stock	(2,500)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,251	—	—	1,251
Tax shortfall from stock option exercises	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	(290)	(290)
Foreign currency translation adjustment	—	—	—	794	—	794

Balance at December 31, 2010	22,667,650	23	(21,788)	2,121	12,699	(6,945)
Stock option exercises	164,435	—	479	—	—	479
Common stock grants	27,297	—	151	—	—	151
Restricted stock grants	188,999	—	—	—	—	—
Cancellation of options	—	—	(37)	—	—	(37)
Forfeiture of restricted stock	(7,500)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,261	—	—	1,261
Net income	—	—	—	—	6,315	6,315
Derivative financial instruments	—	—	—	(741)	—	(741)
Foreign currency translation adjustment	—	—	—	(129)	—	(129)

Balance at December 31, 2011	23,040,881	23	(19,934)	1,251	19,014	354
Stock option exercises	534,514	1	2,351	—	—	2,352
Common stock grants	12,502	—	116	—	—	116
Restricted stock grants	251,500	—	—	—	—	—
Cancellation of options	—	—	(49)	—	—	(49)
Forfeiture of restricted stock	(26,291)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,190	—	—	1,190
Cash dividends declared on common stock	—	—	—	—	(71,400)	(71,400)
Net income	—	—	—	—	11,966	11,966
Derivative financial instruments	—	—	—	(120)	—	(120)
Foreign currency translation adjustment	—	—	—	95	—	95

Balance at December 31, 2012	23,813,106	$24	$(16,326)	$1,226	$(40,420)	$(55,496)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(All figures in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,966	$6,315	$(290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	49,391	51,536	52,202
Impairment of fixed assets	3,436	—	3,254
Loss on extinguishment of debt	1,010	4,865	—
Call premium on redemption of Senior Discount Notes	—	(2,538)	—
Amortization of debt discount	517	244	—
Amortization of debt issuance costs	1,135	1,127	1,011
Noncash rental expense, net of non-cash rental income	(4,037)	(3,663)	(5,552)
Share-based compensation expense	1,306	1,412	1,336
Decrease in deferred tax asset	5,865	1,886	8,643
Net change in certain operating assets and liabilities	(8,864)	19,129	(8,243)
(Increase) decrease in deferred membership costs	(694)	(4,183)	145
Landlord contributions to tenant improvements	1,345	711	100
Decrease in insurance reserves	(2,071)	(1,679)	(1,119)
Other	(252)	(277)	(249)

Total adjustments	48,087	68,570	51,528

Net cash provided by operating activities	60,053	74,885	51,238

Cash flows from investing activities:
Capital expenditures	(22,490)	(30,907)	(22,035)

Net cash used in investing activities	(22,490)	(30,907)	(22,035)

Cash flows from financing activities:
Cash dividends paid	(70,296)	—	—
Proceeds from incremental term loan, net of original issue discount	59,700	—	—
Proceeds from replacement 2011 Term Loan Facility lenders	13,796	—	—
Principal payments to non-consenting 2011 Term Loan Facility lenders	(13,796)	—	—
Principal payments on 2011 Term Loan Facility	(36,007)	(8,250)	—
Term loan amendment related financing costs	(3,346)	—	—
Proceeds from stock option exercises	2,352	479	85
Proceeds from 2011 Senior Credit Facility, net of original issue discount	—	297,000	—
Debt issuance costs	(125)	(8,065)	—
Repayment of 2007 Term Loan Facility	—	(178,063)	(1,850)
Repayment of Senior Discount Notes	—	(138,450)	—

Net cash used in financing activities	(47,722)	(35,349)	(1,765)

Effect of exchange rate changes on cash	37	448	607

Net (decrease) increase in cash and cash equivalents	(10,122)	9,077	28,045
Cash and cash equivalents beginning of period	47,880	38,803	10,758

Cash and cash equivalents end of period	$37,758	$47,880	$38,803

Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(645)	$(591)	$(951)
(Increase) decrease in inventory	(148)	(74)	9
(Increase) decrease in prepaid expenses and other current assets	(329)	3,493	(2,532)
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(3,094)	864	(419)
Change in prepaid corporate income taxes and corporate income taxes payable	(427)	7,320	(6,016)
(Decrease) increase in deferred revenue	(4,221)	8,117	1,666

Net change in certain working capital components	$(8,864)	$19,129	$(8,243)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

1.	Basis of Presentation

As of December 31, 2012, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 160 fitness clubs (“clubs”) comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 18 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

2.	Correction of Accounting Errors

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

The above adjustments were not considered material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised the respective balance sheets. These revisions had no impact on the Company’s total assets, results of operations or cash flows.

The results for the year ended December 31, 2012 include the correction of temporary differences that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2012, the Company identified corrections related to temporary differences in fixed assets, intangible assets and deferred revenue resulting in the recognition of an income tax benefit of $483. The Company does not believe that this error correction is material to the current or prior reporting periods.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TSI Holdings and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company generally receives one-time non-refundable joining fees and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one-year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Membership dues for members who pay annual dues upfront are amortized on a straight-line basis over a 12-month period commencing with the first month of the new member contract. Membership dues for members who pay monthly are recognized in the period in which access to the club is provided.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. Deferred membership costs were $10,811 and $10,117 at December 31, 2012 and 2011, respectively.

In May 2011, the Company implemented a combined rate lock guarantee and maintenance fee of $29.00, increased to $39.00 in July 2012, to which all members agree at the time of enrollment. This fee is collected annually starting in January 2012 for all members joining after May 2011. This fee in part, is in lieu of possible future dues increases for these members. The rate lock guarantee and maintenance fee is recognized into membership revenue over the subsequent 12 month period following collection.

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. Until the fourth quarter of 2011, there was a lack of sufficient historical data to statistically determine an estimated average membership life for the restricted members and, therefore, the Company was using the same estimated average membership life for this population as that of its unrestricted members through the third quarter of 2011. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011. The table below summarizes the estimated average membership life of restricted student members and unrestricted members that were in effect for each quarter during the past three year period from 2010 through 2012.

	Estimated Average Membership Life of an Unrestricted Member			Estimated Average Membership Life of a Restricted Student Member
Period	2012	2011	2010	2012	2011	2010
Three months ended March 31	28 months	27 months	28 months	25 months	27 months	N/A
Three months ended June 30	28 months	27 months	25 months	27 months	27 months	25 months
Three months ended September 30	28 months	28 months	27 months	28 months	28 months	27 months
Three months ended December 31	27 months	29 months	27 months	27 months	24 months	27 months

If the estimated average membership life for regular members had remained at 28 months for the three months ended December 31, 2012, the impact would have been a decrease in revenue and net income of approximately $241 and $35, respectively. If the estimated average membership life for restricted student members had remained at 28 months for the three months ended December 31, 2012, the impact would have been a decrease in revenue and net income of approximately $21 and $11, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis.

Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services, such as personal training sessions, are recognized as services

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount collected for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2012 the Company had approximately $13,442 of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. In 2010, for three of our jurisdictions, the Company concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions are not escheatable. As a result, the Company removed approximately $2,697 from deferred revenue, of which approximately $570 related to expired sessions that would have been recognized the year ended December 31, 2010, and recorded such amount as personal training revenue in the fourth quarter of 2010.

In addition to the prepaid personal training sessions that are described above, in 2011 the Company introduced a new personal training membership product which it further expanded in 2012. The personal training membership product consists of single or multi-session packages ranging from one, four, or eight sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and the sessions offered by the membership product must be used in each respective month they are issued. Members who purchase this product commit to a six month period and revenue is recognized ratably over the six month commitment period.

Our membership base is under four basic types of memberships plans that have various levels of facility privileges. We have a Passport Membership which allows members to use any club at any time, a Core Membership which allows members unlimited use of a single “home club” with access to use other non-home clubs for an additional usage fee, a Gold Membership (no longer offered) allows unlimited access to a home club and use of non-home clubs during off-peak hours with access during peak hours but for a usage fee, a Restricted Membership which is generally sold to students and teachers and provides for access to all clubs except during the peak hours of 4:30pm to 7:30pm, Monday through Thursday. Restricted members have access to our facilities during peak hours, but a usage fee is charged. Usage fees are recorded to membership revenue in the month the usage occurs. Total usage fees recorded were $2,166 and $2,035 for the years ended December 31, 2012 and 2011, respectively.

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

In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $3,425 and $3,590 as of December 31, 2012 and 2011, respectively, pursuant to various state consumer protection laws.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2012, 2011 and 2010 totaled $6,158, $5,999 and $6,690, respectively and are included in Club operating expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2012 and 2011, $274 and $272, respectively, of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.

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

Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the consolidated balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,955 and $2,791 as of December 31, 2012 and December 31, 2011, respectively.

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

Lease termination penalties are recognized using the undiscounted cash flow method. The Company did not incur any lease termination penalties in the years ended December 31, 2012, 2011 or 2010.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the Company’s membership base and was $9,757 and $8,297 at December 31, 2012 and 2011, respectively, before the allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a member’s ability to pay.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the changes in the allowance for doubtful accounts for the years December 31, 2012, 2011 and 2010:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2012	$2,440	$9,711	$(8,902)	$3,249
December 31, 2011	$2,565	$6,698	$(6,823)	$2,440
December 31, 2010	$2,410	$5,923	$(5,768)	$2,565

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

Intangible Assets and Debt Issuance Costs

Intangible assets historically consisted of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and amortized by the straight-line method over their estimated lives. Membership lists are amortized over the estimated average membership life, or 24 to 30 months historically, and covenants-not-to-compete are amortized over the contractual life, generally one to five years. The beneficial lease is amortized over the remaining life of the underlying club lease. Intangible assets were fully amortized as of December 31, 2011.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization of debt issue costs was $1,135, $1,127 and $1,011, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of consideration paid over the fair value of the net identifiable business assets acquired in the acquisition of a club or group of clubs. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, Intangibles — Goodwill and Other, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company’s impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.

Goodwill impairment testing is a two-step process. Prior to performing this two-step process, companies also have the option to apply a qualitative approach to assess goodwill for impairment pursuant to updated accounting rules issued by the FASB in September 2011 and adopted by the Company beginning with its annual impairment test on February 29, 2012. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Companies that do not elect to perform the qualitative approach may proceed directly to the two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs this analysis annually as of the last day of February.

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $2,803 as of December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, insurance reserves, legal contingencies and the estimated average membership life.

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

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2012	2011	2010
Cash paid
Interest (net of amounts capitalized)	$23,738	$28,953	$20,157
Income taxes	$924	$617	$3,311
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	$2,797	$1,645	$4,392
See Note 8 for additional noncash financing activities.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including changes in the fair value of the Company’s derivative financial instrument and foreign currency translation adjustments. The Company presents accumulated other comprehensive income in its consolidated statements of comprehensive income.

The Company uses a derivative financial instrument, to limit exposure to changes in interest rates on the Company’s existing term loan facility. The derivative financial instrument is recorded at fair value on the balance sheet and changes in the fair value are either recognized in accumulated other comprehensive income (a component of shareholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument has been designated as a cash flow hedge. See Note 9 — Derivative Financial Instruments for more information on the Company’s risk management program and derivatives.

At December 31, 2012, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ (deficit) equity and the consolidated statements of comprehensive income. The effect of foreign exchange translation adjustments was $95, $(129) and $794 for the years ended December 31, 2012, 2011 and 2010, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2012, $17,068 of the cash balance of $37,758 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2012	2011	2010
Weighted average number of common share outstanding — basic	23,436,393	22,828,031	22,634,233
Effect of dilutive share-based awards	678,147	595,766	—

Weighted average number of common shares outstanding — diluted	24,114,540	23,423,797	22,634,233

Earnings (loss) per share:
Basic	$0.51	$0.28	$(0.01)
Diluted	$0.50	$0.27	$(0.01)

For the years ended December 31, 2012, 2011 and 2010, we did not include options to purchase 306,904, 672,589 and 2,164,485 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

For the year ended December 31, 2010, there was no effect of diluted stock options on the calculation of diluted earnings per share as the Company had a net loss for that period.

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

In December 2007, the SEC issued guidance regarding the use of a “simplified” method, as discussed in previous guidance, in developing an estimate of expected term of “plain vanilla” share options. In particular, the staff indicated in the previous guidance that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time this was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company continued to use the simplified method for share options and warrants as all options issued since the Company’s Initial Public Offering (“IPO”) in June of 2006 can be considered “plain vanilla” options and through the year ended December 31, 2011. Beginning in 2012, based on the passage of time, the Company now has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options, therefore the “simplified method” to determine the expected term is no longer used.

On December 11, 2012, adjustments were made to certain stock options which were modified in order to maintain the intrinsic value of the options in connection with the Company’s special dividend payment of $3.00 per share paid on December 11, 2012. The modifications in most cases reduced the exercise price of the options and in certain other cases also increased the number of options. The option modification impacted 67 plan participants. The existing terms and conditions of the options were not modified. The modification of these options resulted in incremental compensation expense of $148 which was recognized on the modification date for options that were modified which have been fully expensed as of the modification date. Additional incremental compensation expense of approximately $609 will be recognized ratably over the remaining vesting periods related to unvested options that were modified. The incremental compensation expense was determined by measuring the fair market value, using the Black-Scholes methodology, of the modified options immediately before and immediately after the dividend payment transaction.

The fair value of the option awards for the periods presented below was determined using a Black-Scholes methodology using the following weighted average assumptions:

Common	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Date of Grant
2010 Grants	2.0%	6 years	81%	—	$2.03
2011 Grants	2.6%	6 years	79%	—	$2.74
2012 option modification incremental expense	0.4%	3 years	50%	—	—

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average expected option term for 2010 and 2011 reflects the application of the simplified method set out in the FASB ASC 718-10-S99, topic 14 issued by the Securities and Exchange Commission (“SEC”), which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected option term for 2012 is based on actual past historical data of employee exercise behavior and vesting data. Expected volatility percentages for grant years 2010, 2011 and 2012 were based on the daily historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

4.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance allowing the use of a qualitative approach to test indefinite-lived intangible assets for impairment. The updated guidance permits companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This update is not expected to have an impact on the Company’s financial statements since the Company currently does not have any indefinite lived intangible assets.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Fixed Assets

Fixed assets as of December 31, 2012 and 2011 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2012	2011
Leasehold improvements	$496,692	$499,907
Club equipment	98,306	96,014
Furniture, fixtures and computer equipment	54,585	52,092
Computer software	18,056	15,261
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	5,978	4,793

	679,598	674,048
Less: Accumulated depreciation and amortization	(422,727)	(388,007)

	$256,871	$286,041

Depreciation and leasehold amortization expense for the years ended December 31, 2012, 2011 and 2010, was $49,391, $51,491 and $52,097, respectively.

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value, calculated using discounted cash flows, is recognized. In the year ended December 31, 2012, the Company tested nine underperforming clubs and recorded an impairment loss of $239 on leasehold improvements and furniture and fixtures at one of these clubs that experienced decreased profitability and sales levels below expectations and were therefore written down to their fair values of zero. The eight other clubs tested that did not have impairment charges had an aggregate of $19,577 of net leasehold improvements and furniture and fixtures remaining as of December 31, 2012. The Company will continue to monitor the results and changes in expectations of these clubs closely in the year ending December 31, 2013 to determine if fixed asset impairment is necessary. In addition, during the fourth quarter of 2012, the Company recorded additional impairment charges totaling $3,197 related to the write-off of fixed assets at four clubs that sustained severe damages in the aftermath of Hurricane Sandy. In the year ended December 31, 2011, the Company did not record any fixed asset impairment charges. In the year ended December 31, 2010, the Company recorded a total of $3,254 of fixed asset impairment charges comprised of a total of $1,570 of impairment charges related to three clubs and $1,684 of impairment charges related to the planned closure of a club prior to its lease expiration date.

The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% of total revenues. The measurement of fair value is in accordance with FASB guidance released in February 2008, which established a framework in generally accepted accounting principles for measuring fair value and expanding disclosures about fair value measurements. The standard established a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identical assets and liabilities, are considered to be the most reliable evidence of fair value and should be used whenever available. Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

The following table presents the long-lived assets measured at fair value on a nonrecurring basis for the period ended December 31, 2012:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed assets	$3,436	$—	$—	$3,436

6.	Goodwill and Intangible Assets

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of December 31, 2012, the BSC, WSC and PSC regions did not have goodwill balances.

The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

On January 1, 2012, the Company adopted guidance issued by the FASB allowing the use of a qualitative approach to test goodwill for impairment and performed its annual impairment test as of February 29, 2012 pursuant to the new guidance. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of its reporting units. The identification of relevant events and circumstances and how these may impact a reporting units’ fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. Based upon the Company’s qualitative impairment analysis as of February 29, 2012, the Company concluded that there was no requirement to perform the two-step quantitative goodwill impairment test. The key qualitative factors that led to this conclusion were (i) the excess amount or “cushion” between each of the reporting unit’s fair value and carrying value as indicated on the Company’s most recent quantitative assessment on February 28, 2011; (ii) the significant increase in the share price and market capitalization of the Company since the prior year goodwill impairment analysis; and (iii) the overall positive financial performance of the reporting units for the twelve months ended February 29, 2012 as compared to the twelve months ended February 28, 2011, and related improvements in the five year plan.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s prior year impairment test as of February 29, 2011 supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of reporting units requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates.

For the February 28, 2011 impairment test, fair value was determined by using a weighted combination of two market-based approaches (weighted 25% each) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

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

If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing as of February 28, 2013 or subsequent to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. There were no events triggering a review of goodwill as of December 31, 2012. The February 29, 2012 qualitative impairment analysis supported the recorded goodwill balances and as such no impairment of goodwill was required. As of February 28, 2011, the estimated fair value of NYSC was 49% greater than book value and the estimated fair value of SSC was 79% greater than book value.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill from January 1, 2011 through December 31, 2012 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2011
Goodwill	$31,403	$15,766	$1,254	$3,982	$52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Balance as of December 31, 2011
Goodwill	31,403	15,766	1,254	3,982	52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Changes due to foreign currency exchange rate fluctuations	—	—	5	—	5

	31,403	—	1,259	137	32,799
Balance as of December 31, 2012
Goodwill	31,403	15,766	1,259	3,982	52,410
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)
Changes due to foreign currency exchange rate fluctuations	—	—	25	—	25

	$31,403	$—	$1,284	$137	$32,824

As of December 31, 2011, intangible assets consisting of covenants-not-to-compete were fully amortized with a gross carrying amount of $1,508 and accumulated amortization of $1,508. Amortization expense of intangible assets for the years ended December 31, 2011 and 2010 was $44 and $105, respectively.

7.	Accrued Expenses

Accrued expenses as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Accrued payroll	$9,249	$9,773
Accrued construction in progress and equipment	2,797	1,471
Accrued occupancy costs	6,743	5,656
Accrued insurance claims	2,619	3,673
Accrued other	5,645	6,002

	$27,053	$26,575

8.	Long-Term Debt

Long-term debt as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
2011 Term Loan Facility	$315,743	$291,750
Less: Unamortized discount	(5,404)	(2,756)
Less: Current portion due within one year	(15,787)	(25,507)

Long-term portion	$294,552	$263,487

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2013	$15,787
2014	3,157
2015	3,157
2016	3,157
2017	3,157
Thereafter	287,328

$315,743

The payment obligations disclosed in the above table are determined based on forecasted earnings and debt levels which factors into the calculation of a leverage ratio, as defined in the current credit agreement, which is used to determine the required principal payments on debt. We have assumed a leverage ratio of less than 2.75:1.00 for periods 2014 and thereafter. Changes in the forecast can affect the amount of principal payments required to be paid in a given period.

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consists of a $300,000 term loan facility (“2011 Term Loan Facility”) and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The $3,000 OID was recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which $7,288 are being amortized as interest expense, and are included in other assets in the accompanying consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility (“2007 Senior Credit Facility”), to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. Unamortized loan costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes and $777 of costs related to the 2011 Senior Credit Facility were written off in the year ended December 31, 2011 and are included as part of loss on extinguishment of debt in the accompanying consolidated statements of operations. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “First Amendment”) to the 2011 Senior Credit Facility. The First Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The First Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) ending in August

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013, and subsequently extended by the November 14, 2012 amendment to November 2013. All other principal provisions, including maturity and covenants under the Company’s existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13,796 were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the year ended December 31, 2012, the Company recorded a loss on extinguishment of debt of $464 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260 and $204, respectively. In addition, the Company recorded additional debt discount of $2,707 related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1,390 related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

Subsequent to the effective date of the First Amendment, the Company made a voluntary prepayment of $15,000 on the 2011 Term Loan Facility. In connection with this voluntary prepayment, during the year ended December 31, 2012, the Company recorded loss on extinguishment of debt of $546, consisting of the write-offs of the related portions of unamortized debt issuance costs and debt discount of $269 and $277, respectively.

On November 16, 2012, TSI, LLC entered into a Second Amendment (the “Second Amendment”) to the 2011 Senior Credit Facility. Under the Second Amendment, TSI, LLC borrowed an additional $60,000 incremental term loan issued at an OID of 0.50% or $300. The $300 OID was recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. The new borrowings were used, together with cash on hand, to pay a special cash dividend to the Company’s stockholders, including an equivalent cash bonus payment to certain option holders, on December 11, 2012. In addition, the Second Amendment provides for a waiver of any prepayment required to be paid using the Company’s excess cash flow for the period ended December 31, 2012, amends the restricted payments covenant to permit the payment of the dividend and cash bonus payments and permits adjustments to the Company’s calculation of consolidated EBITDA with respect to the cash bonus payment and with respect to fees and expenses associated with certain permitted transactions. In connection with the execution of the Second Amendment, the Company recorded additional debt discount of $639 related to a 0.25% amendment fee, debt issuance costs of $125 and additional interest expense totaling $1,569 related primarily to bank, arrangement and legal fees paid to third parties.

As of December 31, 2012, the 2011 Term Loan Facility has a gross principal balance of $315,743 and a balance of $310,339, net of unamortized debt discount of $5,404 which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2012, the unamortized balance of debt issuance costs of $5,257 is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2012, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6,091. The unutilized portion of the 2011 Revolving Loan Facility as of December 31, 2012 was $43,909.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of December 31, 2012, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. As of December 31, 2012, TSI, LLC had a total leverage ratio of 3.00:1.00 and TSI, LLC will be required to make a principal payment of $3,947 on March 31, 2013. As of December 31, 2012, TSI LLC had made a total of $44,257 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of December 31, 2012 with a total leverage ratio of 3.00:1.00 and an interest expense coverage ratio of 4.22:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 only in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The total leverage ratio as of December 31, 2011 was 3.07:1.00 which resulted in a excess cash flow principal payment of $16,507 that was paid with cash on hand on March 31, 2012. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using the Company’s excess cash flow for the year ended December 31, 2012.

Repayment of 2007 Senior Credit Facility

Contemporaneously with entry into the 2011 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2007 Term Loan Facility of $164,001. The 2007 Term Loan Facility was set to expire on the earlier of February 27, 2014, or August 1, 2013, if the Senior Discount Notes were still outstanding. There were no outstanding amounts under the 2007 Revolving Loan Facility as of such date. The 2007 Term Loan Facility was repaid at face value plus accrued and unpaid interest of $447 and fees related to the letters of credit of $27. The total cash paid in connection with this repayment was $164,475 as of May 11, 2011 with no early repayment penalty. The Company determined that the 2011 Senior Credit Facility was not substantially different than the 2007 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2007 Senior Credit Facility and a portion was accounted for as an extinguishment. As of May 11, 2011, the Company recorded refinancing charges of approximately $634, representing the write-off of the remaining unamortized debt costs related to the 2007 Senior Credit Facility, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemption of Senior Discount Notes

A portion of the proceeds from the 2011 Senior Credit Facility were also used to pay the remaining principal amount on the Senior Discount Notes of $138,450 plus a call premium of 1.833% of the principal amount thereof totaling approximately $2,538 and accrued interest of $5,457. The accrued interest included interest through May 11, 2011 of $4,188, plus 30 days of additional interest of $1,269, representing the interest charge during the 30 day notification period. The Company determined that the 2011 Senior Credit Facility was substantially different than the Senior Discount Notes. As of May 11, 2011, the Company wrote-off unamortized deferred financing costs of approximately $916 related to the redemption of the Senior Discount Notes, which is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Fair Market Value

Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $322,058 and $288,833 at December 31, 2012 and 2011, respectively, and is classified within level 2 of the fair value hierarchy.

For the fair market value of the Company’s interest rate swap instrument refer to Note 9 — Derivative Financial Instruments.

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Interest costs expensed	$24,640	$24,274	$21,158
Interest costs capitalized	—	176	16

Total interest expense and amounts capitalized	$24,640	$24,450	$21,174

9.	Derivative Financial Instruments

In its normal operations, the Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on the Company’s cash flows the Company may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and the Company only uses commonly traded instruments. Currently, the Company has used derivatives solely relating to the variability of cash flows from interest rate fluctuations.

Effective July 13, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000 of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extend the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160,000 of the Company’s total variable rate debt of $315,743. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s consolidated financial statements as of and for the year ended December 31, 2012 and 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of operations. For the year ended December 31, 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method, and the ineffective portion of the hedge was reported in the Company’s consolidated statements of income. The amount related to hedge ineffectiveness for the year ended December 31, 2012 was de minimis. There was no hedge ineffectiveness during the year ended December 31, 2011.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2012	$1,523	$—	$1,523	$—

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The swap contract liability of $1,523 was recorded as a component of other liabilities with the offset to accumulated other comprehensive income ($861, net of taxes) on the accompanying consolidated balance sheet as of December 31, 2012.

The Company does not expect that any derivative losses included in accumulated other comprehensive income at December 31, 2012 will be reclassified into earnings within the next 12 months.

10.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $2,188 as of December 31, 2012.

The leases expire at various times through November 30, 2029 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as CPI, and fair market value adjustments. In the next five years, or the period from January 1, 2013 through December 31, 2017, the Company has leases for 11 club locations that are due to expire without any renewal options, one of which is due to expire in 2013, and 46 club locations that are due to expire with renewal options. In 2013, we expect to close or relocate a total of three clubs.

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum Annual Rental
Year Ending December 31,
2013	$84,044
2014	84,779
2015	81,801
2016	76,857
2017	66,807
Aggregate thereafter	289,774

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2012, 2011 and 2010 was $117,229, $112,055 and $111,150, respectively. Such amounts include non-base rent items of $23,291, $20,788 and $20,869, respectively.

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

Minimum Annual Rental
Year Ending December 31,
2013	$4,056
2014	3,265
2015	2,906
2016	2,616
2017	2,322
Aggregate thereafter	30,940

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental income, including non-cash rental income, for the years ended December 31, 2012, 2011 and 2010 was $4,363, $4,612 and $4,718, respectively. Such amounts include additional rental charges above the base rent of $59, $488 and $544, respectively. We own the building at one of our club locations which houses a rental tenant that generated $1,968 of rental income for each of the years ended December 31, 2012, 2011 and 2010.

11.	Stockholders’ (Deficit) Equity

a.    Capitalization

The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).

b.    Common Stock Options

The outstanding Common Stock options as of December 31, 2012 vest in full at various dates between January 1, 2013 and April 30, 2015. The vesting of certain grants will be accelerated in the event that certain defined events occur including the sale of the Company. The term of each grant is generally ten years.

As of December 31, 2012, 2011 and 2010, a total of 982,464, 1,180,004 and 908,857 Common Stock options were exercisable, respectively.

At December 31, 2012, the Company had 53,520 and 1,257,298 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Incentive Plan, respectively.

The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense related to options, classified within payroll and related on the consolidated statements of operations, related to these plans was $657, $1,122, and $1,220 for the years ended December 31, 2012, 2011 and 2010, respectively, and the related tax benefit was $286, $418 and $531 for the years ended December 31, 2012, 2011 and 2010, respectively. The total compensation expense of $657 for the year ended December 31, 2012 includes $148 related to incremental compensation expense recognized in connection with the modification of stock options described below.

In connection with the Company’s special dividend payment of $3.00 per share paid on December 11, 2012, stock option holders with vested in-the-money options (those with exercise prices less than $12.39) were paid an equivalent cash bonus of $3.00 per each vested in-the-money option. The total aggregate cash bonus paid on December 11, 2012 was approximately $2,496 and was recorded as payroll and related expense in the consolidated statements of operations for the year ended December 31, 2012. Additionally, on December 11, 2012, adjustments were made to certain stock options which were modified in order to maintain the intrinsic value of the options in connection with the Company’s special dividend payment. The modifications in most cases reduced the exercise price of the options and in certain other cases also increased the number of options. The option modifications impacted 67 plan participants. The existing terms and conditions of the options were not modified. The modification of these options resulted in incremental compensation expense of $148 which was recognized on the modification date for options that were modified which have been fully expensed as of the modification date. Additional incremental compensation expense of approximately $609 will be recognized ratably over the remaining vesting periods related to unvested options that were modified. The incremental compensation expense was determined by measuring the fair market value, using the Black-Scholes methodology, of the modified options immediately before and immediately after the dividend payment transaction.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. An amendment to the 2006 Plan to increase the aggregate number of shares issuable under the plan by 500,000 shares to 3,000,000 shares was unanimously adopted by the Board of Directors on March 1, 2011, and approved by stockholders at the Annual Meeting of Stockholders on May 12, 2011. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. As of December 31, 2012, there were 529,611 shares available to be issued under the 2006 Plan.

The following table summarizes the stock option activity for the years ended December 31, 2010, 2011 and 2012:

	Common	Weighted Average Exercise Price
Balance at January 1, 2010	2,283,673	$6.23
Granted	429,500	2.88
Exercised	(40,243)	2.12
Cancelled	(236,184)	10.62
Forfeited	(196,489)	6.24

Balance at December 31, 2010	2,240,257	5.20
Granted	7,500	4.18
Exercised	(164,435)	2.91
Cancelled	(15,034)	11.40
Forfeited	(59,582)	2.58

Balance at December 31, 2011	2,008,706	5.40
Option Modifications	25,764	1.35
Exercised	(534,514)	4.40
Cancelled	(18,090)	15.28
Forfeited	(171,048)	2.60

Balance at December 31, 2012	1,310,818	$5.21

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option information as of December 31, 2012:

	Options Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Common
2003 grants	4,480	9 months	$10.29	4,480	$10.29
2004 amended and repriced 2003 grants	23,140	7 months	5.89	23,140	5.89
2005 grants	9,100	28 months	4.19	1,960	6.54
2006 grants	180,000	37 months	11.20	180,000	11.20
2007 grants	126,500	55 months	14.96	126,500	14.96
2008 grants	262,371	67 months	5.38	262,371	5.38
2009 grants	312,633	83 months	1.74	196,888	2.18
2010 grants	385,094	92 months	1.89	185,250	2.85
2011 grants	7,500	97 months	1.93	1,875	4.18

Total Grants	1,310,818	72 months	$5.21	982,464	$6.60

The Company did not grant any stock options during the year ended December 31, 2012.

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows as of December 31, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2012	1,310,818	$5.21	6.0	$7,900
Vested at December 31, 2012	982,464	$6.60	5.5	$4,748
Exercisable at December 31, 2012	982,464	$6.60	5.5	$4,748

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2012 of $10.66 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes. The total intrinsic value of options exercised was $3,895 for the year ended December 31, 2012.

As of December 31, 2012, a total of $204 unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. In addition, incremental compensation expense of $609 related to the modification of unvested option awards on December 11, 2012 will be ratably recognized over the remaining future vesting periods of those awards.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.    Common Stock Grants

Restricted Stock Grants

The following restricted stock grants were issued to employees of the Company during the year ended December 31, 2012.

Date	Number of Shares	Share Price	Grant Date Fair Value
April 27, 2012	8,000	$13.01	$104
May 18, 2012	75,000	$11.46	859
October 30, 2012	168,500	$12.64	2,130

Total	251,500		$3,093

The following table summarizes the restricted stock activity for the year ended December 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	186,249	$7.39
Granted	251,500	12.30
Vested	(43,846)	7.28
Forfeited	(26,291)	7.98

Balance as of December 31, 2012	367,612	$10.72

The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s common stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense, classified within payroll and related on the consolidated statements of operations, related to restricted stock grants was $533 and $138 for the years ended December 31, 2012 and 2011, respectively, and the related tax benefit was $232 and $52 for the years ended December 31, 2012 and 2011, respectively. The shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants. The Company granted restricted stock awards totaling 188,999 shares with an aggregate grant date fair value of $1,377 in the year ended December 31, 2011. There were no restricted stock grants issued in the year ended December 31, 2010.

The total unrecognized compensation expense of $3,182 is expected to be recognized through October 30, 2016.

Non-Restricted Stock Grants

The below table indicates the non-restricted common stock grants issued to the Company’s Board of Directors during the year ended December 31, 2012. The total fair value of the shares issued was expensed upon the grant dates.

Date	Number of Shares	Share Price	Grant Date Fair Value
January 18, 2012	10,835	$8.69	$94
May 10, 2012	1,667	$12.99	22

Total	12,502		$116

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.    Common Stock Repurchases

The Company did not repurchase Common Stock during the years ended December 31, 2012, 2011 and 2010.

e.    Dividends

On November 16, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share, payable on December 11, 2012 to common stock holders of record at the close of business on November 30, 2012. The aggregate amount of the dividends payable was approximately $71,400 based upon shares of common stock outstanding as of the record date of November 30, 2012.

Pursuant to the 2006 Plan, holders of unvested restricted shares as of December 11, 2012 qualify to receive the $3.00 dividend on each future vesting date, subject to continued employment through the vesting date. As of December 31, 2012, the total dividends payable on unvested restricted shares was $1,104, of which $305 is classified as the current portion of the dividends payable expected to be paid in 2013 and $799 classified as long-term which is expected to be paid in the vesting periods in 2014 through 2016.

12.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2012, 2011 and 2010 are summarized below:

	Years Ended December 31,
	2012	2011	2010
Membership dues	$366,044	$364,536	$365,100
Joining fees	11,595	6,824	6,967
Personal training revenue	65,641	62,394	60,875
Other ancillary club revenue(1)(2)	29,897	28,297	24,684

Total club revenue	473,177	462,051	457,626
Fees and other revenue(2)	5,804	4,890	4,761

Total revenue	$478,981	$466,941	$462,387

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids and racquet sports.

(2)	As previously disclosed, member usage fees historically recorded in other ancillary club revenue were reclassified to membership dues for the years ended December 31, 2011 and 2010 in the amount of $2,035 and $1,671, respectively.

(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Corporate Income Taxes

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31, 2012
	Federal	Foreign	State and Local	Total
Current	$250	$172	$79	$501
Deferred	6,041	—	(221)	5,820

	$6,291	$172	$(142)	$6,321

	Year Ended December 31, 2011
	Federal	Foreign	State and Local	Total
Current	$—	$541	$187	$728
Deferred	2,348	—	(377)	1,971

	$2,348	$541	$(190)	$2,699

	Year Ended December 31, 2010
	Federal	Foreign	State and Local	Total
Current	$(7,819)	$179	$(479)	$(8,119)
Deferred	8,536	1	(562)	7,975

	$717	$180	$(1,041)	$(144)

The components of deferred tax assets, net consist of the following items:

	December 31,
	2012	2011
Deferred tax assets
Deferred lease liabilities	$13,494	$14,592
Deferred revenue	11,545	10,937
Deferred compensation expense incurred in connection with stock options	1,919	2,211
Federal and state net operating loss carry-forwards	23,868	28,396
Accruals, reserves and other	6,497	7,106

	$57,323	$63,242
Deferred tax liabilities
Fixed assets and intangible assets	$18,045	$18,707
Deferred costs	4,669	4,353
Undistributed foreign earnings and other	333	100

	$23,047	$23,160

Gross deferred tax assets	34,276	40,082
Valuation allowance	(83)	(82)

Deferred tax assets, net	$34,193	$40,000

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the Company has net deferred tax assets of $34,193. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability after sustaining losses in 2009 and 2010. The Company has historically been a taxpayer and is in a three year cumulative income position as of December 31, 2012. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2013 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

As of December 31, 2012, the Company has a federal net operating loss carry-forward of $39,141. Pursuant to ASC 718-740-25-10, the Company has not recorded the tax benefit and related deferred tax asset for the windfall portion of stock compensation tax deductions that either create a net operating loss carry-forward or increase a net operating loss carry-forward. As such, the amount of net operating loss carry-forwards for which a tax benefit would be recorded to additional paid-in capital when the tax benefit is realized is approximately $3,099 as of December 31, 2012.

As of December 31, 2012, Federal wage credit carry-forwards of $3,369, pre-apportioned state net operating loss carry-forwards of $527,543 and post-apportioned state net operating loss carry-forwards of $36,880. Such amounts expire between December 31, 2014 and December 31, 2032. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2012 will be realized with the exception of the aforementioned Rhode Island net operating loss.

The Company’s foreign pre-tax earnings related to the Swiss entity were $846, $910 and $767 for the years ended December 31, 2012, 2011 and 2010, respectively, and the related current tax provisions were $172, $541 and $179, respectively. In 2011, the Company repatriated Swiss earnings through 2010. In connection with this dividend, the Company will be entitled to claim a foreign tax credit of $1,541 for federal income tax purposes which, due to the net operating loss carry-forward, is reflected as a deferred tax asset. In accordance with ASC 740-30, the Company had recognized a deferred tax liability of $333 for the incremental U.S. tax cost on the total cumulative undistributed earnings of the Swiss clubs for the period through December 31, 2012.

The results for the year ended December 31, 2012 and December 31, 2011 include error corrections that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2012, the Company identified corrections related to temporary differences in fixed assets, intangible assets and deferred revenue resulting in the recognition of an income tax benefit of $483. In the fourth quarter of 2011, the Company identified adjustments related to the tax effect of net operating loss carry-forwards resulting in the recognition of an income tax benefit of $343. The Company does not believe that these error corrections are material to the current or prior reporting periods.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the United States Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Federal statutory tax rate	35%	35%	(35)%
State and local income taxes, net of federal tax benefit	8	8	(9)
Change in state effective income tax rate	(2)	4	118
State tax benefit related to insurance premiums	(7)	(11)	(310)
State tax valuation allowance	—	—	100
Correction of an error	(3)	(4)	80
Other permanent differences	4	(2)	23

	35%	30%	(33)%

The 2012, 2011 and 2010 effective tax rate of 35%, 30%, and 33%, respectively, on the Company’s pre-tax income was primarily impacted by state tax benefits related to insurance premiums and interest paid to the captive insurance company.

As of December 31, 2012, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. For each of the years ended December 31, 2012, 2011 and 2010, interest expense on unrecognized tax benefits was $53. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had accruals for interest or penalties as of December 31, 2012 and 2011 of $302 and $249, respectively. In 2013, $751 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2013.

The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007, 2008, and 2009), New York City (2006, 2007, and 2008). The Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular matter.

14.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,400 and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900. The result is a net amount owed to TSI, LLC in the amount of approximately $400. TSI, LLC is considering its legal alternatives, including appealing the Court’s decision.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the tenant, who has recorded a liability. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. Discovery in the special proceeding is ongoing.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. These motions have been effectively mooted by the dismissal of the class claims in Cruz. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $222 and $225 were made in March 2012 and March 2011, respectively, for the Plan years ended December 31, 2011 and 2010, respectively. The Company expects to make an employer matching contribution of approximately $224 in March 2013 for the Plan year ended December 31, 2012.

16.	Selected Quarterly Financial Data (Unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(b)	(c)
Net revenue	$122,912	$122,241	$119,612	$114,216
Operating income	11,629	13,796	11,660	4,348
Net income (loss)	3,850	5,417	3,152	(453)
Earnings (loss) per share(a)
Basic	$0.17	$0.23	$0.13	$(0.02)
Diluted	$0.16	$0.23	$0.13	$(0.02)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(d)		(e)
Net revenue	$116,705	$118,285	$116,138	$115,813
Operating income	6,929	10,518	8,575	9,593
Net income (loss)	1,533	(410)	1,942	3,250
Earnings (loss) per share(a)
Basic	$0.07	$(0.02)	$0.09	$0.14
Diluted	$0.07	$(0.02)	$0.08	$0.14

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)	Net income and earnings per share for the third quarter of 2012 include $530 and ($0.02), respectively comprised of the following: $575 loss on extinguishment of debt, net of tax in connection with the Company’s debt refinancing in August 2012; $848, net of tax, of incremental interest expense in connection with the Company’s debt refinancing in August 2012; $182 of a discrete income tax benefit; and additional fees and revenue of $711, net of tax, realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Net loss and loss per share for the fourth quarter of 2012 include $4,277 and $(0.18), respectively, comprised of the following: $1,883, net of tax, of fixed asset impairments related to the write-offs of fixed assets for four clubs that sustained damages from Hurricane Sandy; $924, net of tax, of incremental interest expense in connection with the Company’s additional borrowing under the 2011 Senior Credit Facility in November 2012; $1,470 payroll bonus expense, net of tax in connection with the payment of a $3.00 cash bonus to eligible stock option holders; $340 of additional general and administrative expenses and incremental share based compensation expense, net of tax from fees incurred in connection with the Company’s special dividend payment and stock option modifications; and $340 of discrete income tax benefits related primarily to corrections of temporary differences related to depreciation and amortization on the Company’s fixed assets and intangible assets.

(d)	Net loss and loss per share for the second quarter of 2011 include $4,173 and ($0.18), respectively comprised of the following: $2,769 loss on extinguishment of debt, net of tax in connection with the Company’s debt refinancing in May 2011; $855, net of tax, of incremental interest expense in connection with the Company’s debt refinancing in May 2011; and $549 of discrete income tax charges.

(e)	Net income and earnings per share for the fourth quarter of 2011 include $343 and $0.01, respectively, for the correction of an accounting error that resulted in an increase in benefit for corporate income taxes. Refer to note 13, Corporate Income Taxes, for further details.

17.	Subsequent Event

On February 14, 2013, the Company announced that it had entered into an agreement to acquire the assets of Fitcorp, the owner and operator of five health clubs and operator of four managed clubs in the Boston market. On February 15, 2013, the Company announced that it entered into an agreement to acquire the assets of the West End Sports Club, a single club operating on the west side of Manhattan. The Company expects to record an aggregate purchase price of approximately $5,000 related to these acquisitions. These transactions are subject to various closing conditions, and the parties expect, subject to the satisfaction of the conditions, the transactions to be completed two months or less from the announcement dates.

Exhibit Index

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).

10.1	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).

10.2	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

10.3	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).

10.4	Credit Agreement, dated as of May 11, 2011, among Town Sports International, LLC, the Registrant, as a Guarantor, the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybanc National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.5	Subsidiaries Guaranty, dated as of May 11, 2011, among each of the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.6	Pledge Agreement dated as of May 11, 2011 among the Town Sports International, LLC, the Registrant each of the Pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.7	Security Agreement dated as of May 11, 2011 among the Town Sports International, LLC, the Registrant, each of the Assignors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 11, 2011).

10.8	Interest Rate Swap Agreement, dated July 8, 2011, between Town Sports International, LLC and Deutsche Bank AG.(incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).

10.9	First Amendment, dated as of August 22, 2012, to the Credit Agreement, dated as of May 11, 2011, among Town Sports International, LLC, Town Sports International Holdings, Inc., the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybanc National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 22, 2012).

Exhibit No.	Description of Exhibit

10.10	Revised Interest Rate Swap Agreement, dated August 27, 2012, between Town Sports International, LLC and Deutsche Bank AG. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012).

10.11	Revised Interest Rate Swap Agreement, dated November 20, 2012, between Town Sports International, LLC and Deutsche Bank AG.

10.12	Second Amendment, dated as of November 14, 2012, to the Credit Agreement, dated as of May 11, 2011, among Town Sports International, LLC, Town Sports International Holdings, Inc., the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybanc National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 16, 2012).

*10.13	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).

*10.14	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.15	Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2011).

*10.16	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.17	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.18	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2007).

*10.19	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.20	Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.21	Amended and Restated 2006 Annual Performance Bonus Plan (incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed on March 30, 2010).

*10.22	Amended and Restated Non-Employee Director Compensation Plan Summary Effective May 25, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

*10.23	Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2013.

*10.24	Offer Letter to David M. Kastin, Senior Vice President — General Counsel, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.25	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.26	Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

Exhibit No.	Description of Exhibit

*10.27	Form of Executive Severance Agreement between the Registrant and each of Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.28	Form of Amendment to Executive Severance Agreement between the Registrant and each of Daniel Gallagher, Martin Annese and David Kastin (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.29	Form of Amended and Restated Executive Severance Agreement between the Registrant and each of Robert Giardina, Paul Barron, Scott Milford and Terry Kew (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.30	Amendment dated March 1, 2011 to Executive Severance Agreement between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

*10.31	Offer Letter, dated March 9, 2012, between the Registrant and Terry Kew — Chief Operating Officer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012).

*10.32	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).

*10.33	Form of 2012 Bonus Letter between the Registrant and each of Robert Giardina, Daniel Gallagher, Terry Kew, David Kastin, Scott Milford and Paul Barron.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase.

**101.LAB	XBRL Taxonomy Extension Label Linkbase.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.