Form 10-Q
period 2013-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2013-04-25
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

As of April 22, 2013, there were 24,019,009 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended March 31, 2013

    EX-31.1

    EX-31.2

    EX-32.1

    EX-32.2

    EX-101.INS

    EX-101.SCH

    EX-101.CAL

    EX-101.DEF

    EX-101.LAB

    EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(All figures in thousands except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$54,347	$37,758
Accounts receivable (less allowance for doubtful accounts of $3,007 and $3,249 as of March 31, 2013 and December 31, 2012, respectively)	3,890	6,508
Inventory	457	438
Deferred tax assets, net	19,288	24,897
Prepaid corporate income taxes	518	550
Prepaid expenses and other current assets	8,313	9,866

Total current assets	86,813	80,017
Fixed assets, net	251,948	256,871
Goodwill	32,778	32,824
Intangible assets, net	102	—
Deferred tax assets, net	12,396	9,296
Deferred membership costs	10,529	10,811
Other assets	11,663	14,091

Total assets	$406,229	$403,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$26,000	$15,787
Accounts payable	6,507	7,467
Accrued expenses	24,183	27,053
Accrued interest	244	89
Dividends payable	304	305
Deferred revenue	42,730	37,138

Total current liabilities	99,968	87,839
Long-term debt	284,578	294,552
Dividends payable	757	799
Deferred lease liabilities	60,216	61,732
Deferred revenue	3,271	3,889
Other liabilities	8,098	10,595

Total liabilities	456,888	459,406
Contingencies (Note 12)
Stockholders’ deficit:
Common stock, $.001 par value; issued and outstanding 24,019,009 and 23,813,106 shares at March 31, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	(15,663)	(16,326)
Accumulated other comprehensive income	1,165	1,226
Accumulated deficit	(36,185)	(40,420)

Total stockholders’ deficit	(50,659)	(55,496)

Total liabilities and stockholders’ deficit	$406,229	$403,910

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2013 and 2012

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Club operations	$118,135	$121,734
Fees and other	1,029	1,178

	119,164	122,912

Operating Expenses:
Payroll and related	44,548	47,359
Club operating	44,200	45,131
General and administrative	6,789	5,933
Depreciation and amortization	12,148	12,860

	107,685	111,283

Operating income	11,479	11,629
Interest expense	5,350	5,931
Interest income	(1)	(10)
Equity in the earnings of investees and rental income	(609)	(588)

Income before provision for corporate income taxes	6,739	6,296
Provision for corporate income taxes	2,508	2,446

Net income	$4,231	$3,850

Earnings per share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.16
Weighted average number of shares used in calculating earnings per share:
Basic	23,875,260	23,118,028
Diluted	24,172,625	23,840,907

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013 and 2012

(All figures in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Statements of Comprehensive Income:
Net income	$4,231	$3,850
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(159)	158
Interest rate swap, net of tax	98	(60)

Total other comprehensive (loss) income, net of tax	(61)	98

Total comprehensive income	$4,170	$3,948

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(All figures in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,231	$3,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,148	12,860
Amortization of debt discount	239	97
Amortization of debt issuance costs	273	288
Non-cash rental expense, net of non-cash rental income	(1,496)	(859)
Share-based compensation expense	656	329
Decrease in deferred tax asset	2,434	2,413
Net change in certain operating assets and liabilities	3,507	(1,451)
Decrease (increase) in deferred membership costs	282	(750)
Landlord contributions to tenant improvements	—	663
Decrease in insurance reserves	(491)	(589)
Other	(16)	(447)

Total adjustments	17,536	12,554

Net cash provided by operating activities	21,767	16,404

Cash flows from investing activities:
Capital expenditures	(4,581)	(2,348)
Acquisition of business	(504)	—

Net cash used in investing activities	(5,085)	(2,348)

Cash flows from financing activities:
Principal payments on 2011 Term Loan Facility	—	(20,257)
Cash dividends paid	(39)	—
Proceeds from stock option exercises	13	349
Tax benefit from stock option exercises	—	326

Net cash used in financing activities	(26)	(19,582)
Effect of exchange rate changes on cash	(67)	37

Net increase (decrease) in cash and cash equivalents	16,589	(5,489)
Cash and cash equivalents beginning of period	$37,758	$47,880

Cash and cash equivalents end of period	$54,347	$42,391

Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$2,604	$(2,421)
(Increase) decrease in inventory	(20)	128
Decrease in prepaid expenses and other current assets	1,035	1,215
Decrease in accounts payable, accrued expenses and accrued interest	(5,062)	(7,082)
Change in prepaid corporate income taxes and corporate income taxes payable	32	(308)
Increase in deferred revenue	4,918	7,017

Net change in certain working capital components	$3,507	$(1,451)

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,661	$5,747

Cash payments for income taxes	$68	$14

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.	Basis of Presentation

As of March 31, 2013, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 159 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 25 clubs in the Boston market under the “Boston Sports Clubs” brand name, 17 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. As of March 31, 2013, the 159 fitness club count includes one club that has remained temporarily closed due to Hurricane Sandy. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2012 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.

Change in Estimated Average Membership Life

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. As of January 1, 2013, the estimated average membership life of an unrestricted member and a restricted member is 25 months and 27 months, respectively. The table below summarizes the estimated average membership life of restricted members and unrestricted members that were in effect for each quarter presented.

	Estimated Average Membership Life of an Unrestricted Member		Estimated Average Membership Life of a Restricted Member
Period	2013	2012	2013	2012
Three months ended March 31	25 months	28 months	27 months	25 months
Three months ended June 30	—	28 months	—	27 months
Three months ended September 30	—	28 months	—	28 months
Three months ended December 31	—	27 months	—	27 months

If the estimated average membership life for unrestricted members had remained at 27 months for the three months ended March 31, 2013, the impact would have been a decrease in revenue and net income of approximately $604 and $93, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis.

2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance allowing the use of a qualitative approach to test indefinite lived intangible assets for impairment. The updated guidance permits companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2013 with no impact on the Company’s financial statements.

3.	Long-Term Debt

	March 31, 2013	December 31, 2012
2011 Term Loan Facility outstanding principal balance	$315,743	$315,743
Less: Unamortized discount	(5,165)	(5,404)
Less: Current portion due within one year	(26,000)	(15,787)

Long-term portion	$284,578	$294,552

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consisted of a $300,000 term loan facility (“2011 Term Loan Facility”) and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The $3,000 OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which $7,288 are being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility, to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014, and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “First Amendment”) to the 2011 Senior Credit Facility. The First Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The First Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) ending in August 2013, and subsequently extended to November 2013 by a second amendment on November 14, 2012. All other principal provisions, including maturity and covenants under the Company’s existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13,796 were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the three months ended September 30, 2012, the Company recorded a loss on extinguishment of debt of $464 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260 and $204, respectively. In addition, the Company recorded additional debt discount of $2,707 related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1,390 related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

Subsequent to the effective date of the First Amendment, on August 28, 2012, the Company made a voluntary prepayment of $15,000 on the 2011 Term Loan Facility. In connection with this voluntary prepayment, during the three months ended September 30, 2012, the Company recorded loss on extinguishment of debt of $546, consisting of the write-offs of the related portions of unamortized debt issuance costs and debt discount of $269 and $277, respectively.

On November 14, 2012, TSI, LLC entered into a Second Amendment (the “Second Amendment”) to the 2011 Senior Credit Facility. Under the Second Amendment, TSI, LLC borrowed an additional $60,000 incremental term loan issued at an OID of 0.50% or $300, bringing the total outstanding borrowings under the 2011 Term Loan Facility to $315,743. The $300 OID was recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. The new borrowings were used, together with cash on hand, to pay a special cash dividend to the Company’s stockholders, including an equivalent cash bonus payment to certain option holders, on December 11, 2012. In addition, the Second Amendment provides for a waiver of any prepayment required to be paid using the Company’s excess cash flow for the period ended December 31, 2012, amends the restricted payments covenant to permit the payment of the dividend and cash bonus payments and permits adjustments to the Company’s calculation of consolidated EBITDA with respect to the cash bonus payment and with respect to fees and expenses associated with certain permitted transactions. In connection with the execution of the Second Amendment, during the three months ended December 31, 2012, the Company recorded additional debt discount of $639 related to a 0.25% amendment fee, debt issuance costs of $125 and additional interest expense totaling $1,569 related primarily to bank, arrangement and legal fees paid to third parties.

As of March 31, 2013, the 2011 Term Loan Facility has a gross principal balance of $315,743 and a balance of $310,578, net of unamortized debt discount of $5,165 which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of March 31, 2013, the unamortized balance of debt issuance costs of $4,984 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2013, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $5,167. The unutilized portion of the 2011 Revolving Loan Facility as of March 31, 2013 was $44,833.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of March 31, 2013, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments may be reduced by voluntary prepayments. As a result of the $15,000 voluntary prepayment on August 28, 2012 and assuming a leverage ratio greater than 2.75:1.00, the Company will not be required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013. As of December 31, 2012, TSI, LLC had a total leverage ratio of 3.00:1.00 and due to the aforementioned voluntary prepayment made on August 28, 2012, TSI, LLC was not required to make a principal payment on March 31, 2013. As of March 31, 2013, TSI LLC had made a total of $44,257 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio, as defined, of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of March 31, 2013 with a total leverage ratio of 3.04:1.00 and an interest expense coverage ratio of 4.31:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and any required principal payment for excess cash flow shall be paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using the Company’s excess cash flow for the year ended December 31, 2012.

Fair Market Value

Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $322,058 at both March 31, 2013 and December 31, 2012 and is classified within level 2 of the fair value hierarchy.

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

Effective July 13, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000 of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extend the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160,000 of the Company’s total variable rate debt of $315,743. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of income. For the three months ended March 31, 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method, with the ineffective portion of the hedge, if any, being reported in the Company’s condensed consolidated statements of income. There was no hedge ineffectiveness during the three months ended March 31, 2013.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap liability as of March 31, 2013	$1,350	$—	$1,350	$—

The swap contract liability of $1,350 is recorded as a component of other liabilities with an offset to accumulated other comprehensive income ($763, net of taxes) on the accompanying condensed consolidated balance sheet as of March 31, 2013.

There were no significant reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2013 and 2012 and the Company does not expect that any derivative losses included in accumulated other comprehensive income at March 31, 2013 will be reclassified into earnings within the next 12 months.

5.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of March 31, 2013, $40,647 of the cash and cash equivalents balance of $54,347 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

	Three Months Ended
	March 31,
	2013	2012

Weighted average number of shares outstanding — basic	23,875,260	23,118,028

Effect of dilutive share based awards	297,365	722,879

Weighted average number of common shares outstanding — diluted	24,172,625	23,840,907

Earnings per share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.16

For the three months ended March 31, 2013 and 2012, the Company did not include stock options to purchase 294,180 shares and 336,180 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

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

At March 31, 2013, the Company had 53,520 stock options outstanding under the 2004 Plan and 1,248,521 shares of restricted stock and stock options outstanding under the 2006 Plan.

Stock Option Awards

The Company did not issue any stock option grants during the three months ended March 31, 2013 and 2012.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to stock options outstanding was $189 and $165 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, a total of $659 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Awards

On February 22, 2013 and March 11, 2013, the Company issued 7,500 and 168,000 shares of restricted stock, respectively, to employees. The fair value per share for the February 22, 2013 and March 11, 2013 restricted stock awards were $9.15 and $9.31, respectively, representing the closing stock price on the respective dates of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants. The Company did not issue restricted stock awards during the three months ended March 31, 2012.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to restricted stock was $207 and $70 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, a total of $4,422 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.5 years.

Stock Grants

In the three months ended March 31, 2013, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual and quarterly retainer. The total fair value of the shares issued was expensed upon the date of grant. Total shares issued were:

Grant Date	Number of Shares	Price Per Share	Grant Date Fair Value
January 16, 2013	24,280	$10.09	$245
March 25, 2013	1,622	$9.25	$15

8.	Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such assets and their fair values, calculated using discounted cash flows, is recognized. In the three months ended March 31, 2013, the Company tested five underperforming clubs and no fixed asset impairment charges were recorded. The five clubs tested had an aggregate of $14,265 of net leasehold improvements and furniture and fixtures remaining as of March 31, 2013. The Company will continue to monitor the results and changes in expectations of these clubs during 2013 to determine if fixed asset impairment will be necessary. The Company did not incur any fixed asset impairment charges during the three months ended March 31, 2012.

9.	Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of March 31, 2013, the BSC, WSC and PSC regions do not have goodwill balances.

The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

The Company’s prior year impairment test, performed as of February 29, 2012, was conducted pursuant to the revised goodwill impairment testing rules issued by the FASB and adopted by the Company on January 1, 2012, which allows for the use of a qualitative approach to test goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based upon the Company’s qualitative impairment analysis as of February 29, 2012, prepared in accordance with revised guidance, the Company concluded that there was no requirement to perform the two-step quantitative goodwill impairment test. The key qualitative factors that led to this conclusion were (i) the excess amount or “cushion” between each of the reporting unit’s fair value and carrying value as indicated on the Company’s prior quantitative assessment on February 28, 2011; (ii) the significant increase in the share price and market capitalization of the Company since the prior February 28, 2011 goodwill impairment analysis; and (iii) the overall positive financial performance of the reporting units for the twelve months ended February 29, 2012 as compared to the twelve months ended February 28, 2011, and related improvements in the five year plan.

The Company did not elect the qualitative approach for its current year annual goodwill impairment test as of February 28, 2013 and performed the two-step goodwill impairment analysis. Under this approach, goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company concluded that it did not have a goodwill impairment charge in the reporting units with remaining goodwill.

For the February 28, 2013 impairment test, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2013 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing as of February 28, 2014 or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. As of February 28, 2013, the estimated fair value of NYSC was 127% greater than book value and the estimated fair value of SSC was 120% greater than book value.

The Company’s next annual impairment test will be performed as of February 28, 2014 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There were no triggering events in the three months ended March 31, 2013.

The changes in the carrying amount of goodwill from January 1, 2012 through March 31, 2013 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Balance as of January 1, 2012
Goodwill	$31,403	$15,766	$1,254	$3,982	$52,405
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,254	137	32,794
Changes due to foreign currency exchange rate fluctuations	—	—	5	—	5

	31,403	—	1,259	137	32,799

Balance as of December 31, 2012
Goodwill	31,403	15,766	1,259	3,982	52,410
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,259	137	32,799
Changes due to foreign currency exchange rate fluctuations	—	—	25	—	25

	31,403	—	1,284	137	32,824
Balance as of March 31, 2013
Goodwill	31,403	15,766	1,284	3,982	52,435
Accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

	31,403	—	1,284	137	32,824
Changes due to foreign currency exchange rate fluctuations	—	—	(46)	—	(46)

	$31,403	$—	$1,238	$137	$32,778

10.	Acquisitions

On March 15, 2013, the Company acquired an existing fitness club in Manhattan, New York for a purchase price of $560. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB guidance. Under the acquisition method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed would be allocated to goodwill. The allocation of the purchase price is based on estimates and assumptions. The purchase price allocation as of March 31, 2013 has been prepared on a preliminary basis and changes to this preliminary allocation are expected as additional information concerning asset and liability valuations are finalized. The preliminary purchase price allocation resulted in fixed assets related to leasehold improvements of $458, definite lived intangible assets related to member lists of $102 and a deferred revenue liability of $56, for a net cash purchase price of $504.

On February 14, 2013, the Company announced that it entered into an agreement to acquire assets relating to all of the Fitcorp clubs in Boston which include five clubs and four managed sites. The transaction is subject to various closing conditions, and the parties expect the transaction to be completed during the second quarter of 2013. The purchase price estimate will be approximately $3,000 to $3,500.

11.	Income Taxes

The Company recorded a provision for corporate income taxes of $2,508 and $2,446 for the three months ended March 31, 2013 and 2012, respectively, reflecting an effective income tax rate of 37% and 39%, respectively. The Company’s forecasted annual effective tax rates of 39% at both March 2013 and 2012, were favorably impacted 4% and 5%, respectively, due to tax benefits derived from the captive insurance arrangement.

As of March 31, 2013, $750 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in future periods. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had accruals for interest and penalties as of March 31, 2013 and 2012 of $315 and $302, respectively. In 2013, $750 of unrecognized tax benefits could be realized by the Company since the income tax returns may no longer be subject to audit during 2013.

The Company files federal income tax returns, a foreign jurisdiction return and multiple state and local jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007, 2008, and 2009), New York City (2006, 2007, and 2008). It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations, however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

As of March 31, 2013, the Company has net deferred tax assets of $31,684. The state net deferred tax asset balance as of March 31, 2013 is $21,364. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company was profitable for the years ended December 31, 2012 and December 31, 2011 and the Company had a profitable quarter ended March 31, 2013 and expects to be in a three year cumulative income position as of December 31, 2013 for both federal and state. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2013 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

12.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. On March 4, 2013, plaintiffs served notice of their intent to appeal that dismissal. The court has stayed the remaining, individual claims in each action pending resolution of the plaintiffs’ appeal.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $ 214, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the tenant, who has recorded a liability. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. An appeal of that decision by the developer is pending. On March 14, 2013, the landlord moved for summary judgment against the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. Both motions remain pending.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. On February 11, 2013, following the dismissal of the class claims in Cruz, Labbe withdrew the cross-motion to consolidate. Oral arguments to stay the action until a decision is made on the appeal in the Cruz case was heard on April 10, 2013. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury and employee relations claims. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material either individually or in the aggregate

13.	Subsequent Event

In April 2013, the Company collected $2,500 of insurance proceeds related to insurance claims covering two clubs that were damaged and suffered losses in connection with Hurricane Sandy, which will be recognized in the condensed consolidated statements of income in the second quarter of 2013. The Company is in the process of working with its insurance providers on additional possible claims related to Hurricane Sandy for which the insurance recovery amounts, if any, are not known at this time.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2013, the Company, through its subsidiaries, operated 159 fitness clubs. Our clubs collectively served approximately 512,000 members, including 39,000 members under our restricted student and teacher memberships as of March 31, 2013. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2013, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 25 clubs in the Boston region under our “Boston Sports Clubs” brand name, 17 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2013. In addition, we owned and operated three clubs in Switzerland as of March 31, 2013. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

On February 14, 2013, we announced that we entered into an agreement for us to acquire assets relating to all of the Fitcorp clubs in Boston which include five clubs and four managed sites. The transaction is subject to various closing conditions, and the parties expect the transaction to be completed during the second quarter of 2013.

Revenue and operating expenses

We have two principal sources of revenue:

•

Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. In May 2011, we implemented a combined rate lock guarantee and maintenance fee for all members joining after May 2011. This fee, which is currently priced at $39.99 per year, is in lieu of possible future dues increases for these members. This fee is collected annually in January and is recognized into membership revenue over the subsequent 12 month period following collection. These dues and fees comprised 79.3% of our total revenue for the three months ended March 31, 2013. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•

Ancillary club revenue: For the three months ended March 31, 2013, we generated 13.8% of our revenue from personal training and 6.0% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to focus on growing ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 0.9% of our total revenue for the three months ended March 31, 2013) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as fees and other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended March 31, 2013, our monthly average attrition rate was 3.5% compared to 3.4% in the three months ended March 31, 2012.

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

As of March 31, 2013, 157 of our existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at three fitness clubs located in colleges and universities in which we have no equity interest.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2012, the full-year 2012 and the first quarter of 2013.

	2012					2013
	Q1	Q2	Q3	Q4	Full- Year	Q1
Wholly owned clubs operated at beginning of period	158	158	158	158	158	158
Acquired clubs	—	—	—	—	—	1
Clubs closed, relocated or merged	—	—	—	—	—	(2)

Wholly owned clubs at end of period	158	158	158	158	158	157

Total clubs operated at end of period (1) (2)	160	160	160	160	160	159

(1)	Club count for the fourth quarter of 2012 included two clubs that were temporarily closed due to damages sustained from Hurricane Sandy. The first quarter of 2013 includes one club that remains temporarily closed due to Hurricane Sandy.
(2)	Includes wholly-owned and partly-owned clubs. In addition to the above, during the periods presented, we managed three to four university fitness clubs in which we did not have an equity interest.

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

2012
Three months ended March 31, 2012	4.5%
Three months ended June 30, 2012	2.1%
Three months ended September 30, 2012 (a)	1.0%
Three months ended December 31, 2012	(1.1)%
2013
Three months ended March 31, 2013	(2.4)%

(a)	Comparable club revenue for the third quarter of 2012 excludes $1.2 million of additional fees and other revenue realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser.

Comparable club revenue increased in each of the first three quarters of 2012, however in the fourth quarter of 2012, we experienced a decline of 1.1% due in part to the impact of Hurricane Sandy on our business, including decreases in personal training and ancillary revenues and a net loss of members. We experienced an overall member loss of 12,000 during the fourth quarter of 2012. Comparable club revenue decreased 2.4% in the three months ended March 31, 2013 as compared to the prior year. Memberships at our comparable clubs were down 2.5% and ancillary club revenue, joining fees and other revenue decreased 0.8%. These decreases were partially offset by a 0.9% increase in the price of our dues and fees.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	37.4	38.5
Club operating	37.1	36.7
General and administrative	5.7	4.8
Depreciation and amortization	10.2	10.5

	90.4	90.5

Operating income	9.6	9.5
Interest expense	4.4	4.8
Equity in the earnings of investees and rental income	(0.5)	(0.4)

Income before provision for corporate income taxes	5.7	5.1

Provision for corporate income taxes	2.1	2.0

Net income	3.6%	3.1%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$90,742	76.1%	$93,263	75.9%	(2.7)%
Joining fees	3,825	3.2%	2,566	2.1%	49.1%

Membership revenue	94,567	79.3%	95,829	78.0%	(1.3)%

Personal training revenue	16,430	13.8%	17,621	14.3%	(6.8)%
Other ancillary club revenue (1)	7,138	6.0%	8,284	6.7%	(13.8)%

Ancillary club revenue	23,568	19.8%	25,905	21.0%	(9.0)%
Fees and other revenue (2)	1,029	0.9%	1,178	1.0%	(12.6)%

Total revenue	$119,164	100.0%	$122,912	100.0%	(3.0)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 3.0% in the three months ended March 31, 2013 compared to the same period in the prior year as a result of decreases in both membership revenue and ancillary club revenue. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, revenue decreased $2.9 million at our clubs opened or acquired prior to March 31, 2011. Revenue decreased $382,000 as a result of the three clubs that were closed subsequent to March 31, 2012 and decreased $392,000 for one club that remains temporarily closed due to damages sustained from Hurricane Sandy.

Membership dues revenue decreased $2.5 million, or 2.7%, in the three months ended March 31, 2013 compared to the same period in the prior year due primarily to a decline in memberships.

Joining fees revenue increased $1.3 million, or 49.1%, in the three months ended March 31, 2013 compared to the same period in the prior year. The change in the estimated average membership life of unrestricted members from 27 months to 25 months effective on January 1, 2013, contributed approximately $604,000 of the increase in joining fees revenue. In addition, the increase in joining fees revenue resulted from our increased collection of joining fees beginning in the second quarter of 2010 compared to the prior two years, as these increased amounts collected were initially deferred and recorded into revenue over the estimated average membership life.

Personal training revenue decreased 6.8% in the three months ended March 31, 2013 compared to the same period in the prior year while other ancillary club revenue decreased 13.8% in the three months ended March 31, 2013 compared to the same period in the prior year.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2013	2012	% Variance
Payroll and related	$44,548	$47,359	(5.9)%
Club operating	44,200	45,131	(2.1)%
General and administrative	6,789	5,933	14.4%
Depreciation and amortization	12,148	12,860	(5.5)%

Operating expenses	$107,685	$111,283	(3.2)%

Operating expenses for the three months ended March 31, 2013 decreased $3.6 million, or 3.2%, compared to the three months ended March 31, 2012 due to a 1.5% decrease in the total months of club operation from 474 to 467 as well as the following factors:

Payroll and related. Payroll and related expenses decreased $2.8 million, or 5.9%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to decreases in personal training payroll directly related to the decline in personal training revenue, decreases in club commissions and bonuses related to the decrease in performance, and decreases in management incentive bonuses. As a percentage of total revenue, payroll and related expenses decreased to 37.4% in the three months ended March 31, 2013 from 38.5% in the three months ended March 31, 2012.

Club operating. The decrease in club operating expenses was primarily impacted by the following factors:

•

Laundry and towel-related expenses decreased $435,000 for the three months ended March 31, 2013 compared to the same period last year primarily due to the lower cost of towels as cotton prices have declined.

•

Rent and occupancy expenses decreased $324,000 in the three months ended March 31, 2013 compared to the same period in the prior year. This decrease was comprised of a $1.1 million decrease related to our clubs that were closed after March 31, 2012 which included the unwinding of deferred rent amounts related to two clubs closed during the three months ended March 31, 2013. These decreases were partially offset by a $734,000 increase in rent and occupancy costs at our clubs that opened prior to March 31, 2011.

•

Utilities expense decreased $412,000 in the three months ended March 31, 2013 compared to the same period in the prior year primarily due to favorable electricity rates resulting from electricity supplier changes and lower electric usage as a result of the colder month of March which limited the usage of air conditioning at our clubs.

•

The above decreases in rent and occupancy expenses were partially offset by a $209,000 increase in credit card transaction fees compared to the prior year due primarily to the increased volume of credit card transactions as we eliminated the acceptance of cash as a form of payment at our clubs starting in August 2012.

As a percentage of total revenue, club operating expenses increased to 37.1% in the three months ended March 31, 2013 from 36.7% in the three months ended March 31, 2012.

General and administrative. General and administrative expenses increased $856,000, or 14.4%, in the three months ended March 31, 2013 compared to the same period last year. As a percentage of total revenue, general and administrative expenses increased to 5.7% in the three months ended March 31, 2013 from 4.8% in the three months ended March 31, 2012. Contributing to the increase in general and administrative expenses were increases in legal fees as well as club acquisition related fees incurred during the three months ended March 31, 2013.

Depreciation and amortization. In the three months ended March 31, 2013 compared to the three months ended March 31, 2012, depreciation and amortization decreased due to a decline in our depreciable fixed asset base. Contributing to this decline was our limited number of club openings over the past three years.

Interest expense

Interest expense decreased $581,000 or 9.8% in the three months ended March 31, 2013 compared to the same period last year due primarily to the lower interest rates that went into effect following the August 2012 refinancing, with interest rates on the 2011 Term Loan Facility (as defined below) being reduced by 125 basis points. The decline in interest expense from the lower interest rates were partially offset by the impact of higher debt balances during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $2.5 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively, reflecting an effective tax rate of 37% and 39%, respectively. The Company’s forecasted annual effective tax rates of 39% at both March 2013 and 2012, were favorably impacted 4% and 5%, respectively, due to tax benefits derived from the captive insurance arrangement.

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

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 increased $5.4 million compared to the three months ended March 31, 2012. This increase was primarily driven by increases in cash flows resulting from the timing of certain payments and collections made associated with deferred revenue and our accounts receivable as well as a decrease in cash paid for interest of $1.1 million. The decrease in accounts receivable was primarily due to a change in our collection policy effective January 1, 2013, where cash sales proceeds, primarily related to personal training sessions, are required to be collected at the point of sale rather than recorded as a receivable due from the member.

Investing Activities. Net cash used in investing activities increased $2.7 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Investing activities in the three months ended March 31, 2013 and 2012 consisted primarily of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment. Investing activities for the three months ended March 31, 2013 also consisted of $504,000 of net cash paid for the acquisition of a single fitness club in Manhattan, New York.

For the year ending December 31, 2013, we currently plan to invest $37.0 million to $42.0 million in capital expenditures compared to $22.5 million of capital expenditures in 2012. This amount includes approximately $11.5 million to $17.0 million related to potential 2013 and 2014 club openings, inclusive of amounts for our acquisition of the Fitcorp chain in Boston and planned renovations at these clubs as well as the separate single club acquired in Manhattan. The total capital expenditures also includes approximately $17.0 million to $18.0 million to continue enhancing or upgrading existing clubs and approximately $4.5 million to $5.0 million principally related to major renovations at clubs with recent lease renewals and to upgrade our in-club entertainment system network. We also expect to invest approximately $2.5 million to $3.0 million to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations and available cash on hand.

Financing Activities. Net cash used in financing activities decreased $19.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In the three months ended March 31, 2013, we were not required to make the regularly scheduled quarterly principal payment pursuant to our term loan facility as a result of a voluntary prepayment made in August 2012 of $15.0 million which allowed for future required quarterly payments to be reduced to the extent of the $15.0 million voluntary prepayment. We anticipate this reduction against required payments to be exhausted by September 30, 2013. In addition, the second amendment to our credit facility in November 2012 waived the requirement to pay the excess cash flow payment due on March 31, 2013.

In the three months ended March 31, 2012, we made principal payments of $20.3 million on our term loan facility. The principal payment made on March 31, 2012 on the term loan facility, consisted primarily of a required excess cash flow payment of $16.5 million made pursuant to the terms of the facility.

As of March 31, 2013, we had $54.3 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of March 31, 2013 approximately $40.6 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of March 31, 2013, our total gross consolidated debt was $315.7 million. This substantial amount of debt could have significant consequences, including the following:

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

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350.0 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consisted of a $300.0 million term loan facility (“2011 Term Loan Facility”) and a $50.0 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3.0 million. The $3.0 million OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which $7.3 million are being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility, to pay the redemption price for all of our outstanding 11% senior discount notes due in 2014, and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “First Amendment”) to the 2011 Senior Credit Facility. The First Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The First Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) ending in August 2013, and subsequently extended to November 2013 by a second amendment on November 14, 2012. All other principal provisions, including maturity and covenants under our existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13.8 million were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the three months ended September 30, 2012, we recorded a loss on extinguishment of debt of $464,000 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260,000 and $204,000, respectively. In addition, we recorded additional debt discount of $2.7 million related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1.4 million related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

Subsequent to the effective date of the First Amendment, on August 28, 2012, we made a voluntary prepayment of $15.0 million on the 2011 Term Loan Facility. In connection with this voluntary prepayment, during the three months ended September 30, 2012, we recorded loss on extinguishment of debt of $546,000, consisting of the write-offs of the related portions of unamortized debt issuance costs and debt discount of $269,000 and $277,000, respectively.

On November 14, 2012, TSI, LLC entered into a Second Amendment (the “Second Amendment”) to the 2011 Senior Credit Facility. Under the Second Amendment, TSI, LLC borrowed an additional $60.0 million incremental term loan issued at an OID of 0.50% or $300,000, bringing the total outstanding borrowings under the 2011 Term Loan Facility to $315.7 million. The $300,000 OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. The new borrowings were used, together with cash on hand, to pay a special cash dividend to our stockholders, including an equivalent cash bonus payment to certain option holders, on December 11, 2012. In addition, the Second Amendment provides for a waiver of any prepayment required to be paid using our excess cash flow for the period ended December 31, 2012, amends the restricted payments covenant to permit the payment of the dividend and cash bonus payments and permits adjustments to our calculation of consolidated EBITDA with respect to the cash bonus payment and with respect to fees and expenses associated with certain permitted transactions. In connection with the execution of the Second Amendment, during the three months ended December 31, 2012, we recorded additional debt discount of $639,000 related to a 0.25% amendment fee, debt issuance costs of $125,000 and additional interest expense totaling $1.6 million related primarily to bank, arrangement and legal fees paid to third parties.

As of March 31, 2013, the 2011 Term Loan Facility has a gross principal balance of $315.7 million and a balance of $310.6 million, net of unamortized debt discount of $5.2 million which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of March 31, 2013, the unamortized balance of debt issuance costs of $5.0 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2013, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $5.2 million. The unutilized portion of the 2011 Revolving Loan Facility as of March 31, 2013 was $44.8 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of March 31, 2013, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments may be reduced by voluntary prepayments. As a result of the $15.0 million voluntary prepayment on August 28, 2012 and assuming a leverage ratio greater than 2.75:1.00, we will not be required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013. As of December 31, 2012, TSI, LLC had a total leverage ratio of 3.00:1.00 and due to the aforementioned voluntary prepayment made on August 28, 2012, TSI, LLC was not required to make a principal payment on March 31, 2013. As of March 31, 2013, TSI LLC had made a total of $44.3 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio, as defined, of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40.0 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50.0 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of March 31, 2013 with a total leverage ratio of 3.04:1.00 and an interest expense coverage ratio of 4.31:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and any required principal payment for excess cash flow shall be paid on March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility, exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using our excess cash flow for the year ended December 31, 2012. Based on current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, we estimate that the excess cash flow calculation as of December 31, 2013 would result in approximately $17.0 million payable on March 31, 2014.

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

Effective July 13, 2011, we entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150.0 million when including the applicable 5.50% margin. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extend the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160.0 million of our total variable rate debt of $315.7 million. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of income. For the three months ended March 31, 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method, with the ineffective portion of the hedge, if any, being reported in our condensed consolidated statements of income. There was no hedge ineffectiveness during the three months ended March 31, 2013.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of March 31, 2013 were as follows:

		Payments Due by Period (in thousands)
			Less than			More than
Contractual Obligations		Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	(1)	$315,743	$26,000	$14,400	$7,200	$268,143
Interest payments on long-term debt	(2)	85,176	18,943	33,237	31,302	1,694
Operating lease obligations	(3)	670,147	84,167	165,930	140,735	279,315

Total contractual obligations		$1,071,066	$129,110	$213,567	$179,237	$549,152

Notes:

(1)	As a result of the $15.0 million voluntary prepayment on August 28, 2012 and assuming a leverage ratio greater than 2.75:1.00, we will not be required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013.

(2)	Based on interest rates on the 2011 Term Loan Facility and the interest rate swap agreement as of March 31, 2013.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

In recent years, we have typically operated with a working capital deficit. We had working capital deficit of $13.2 million at March 31, 2013, as compared with a working capital deficit of $7.8 million at December 31, 2012. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for our business needs, including financing and investing commitments, which contributes to the working capital deficit. The current portion of deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $42.7 million and $37.1 million at March 31, 2013 and December 31, 2012, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open or increase membership, this consequently increases the level of payments received in advance, and we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services, a decline in members or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. Any working capital deficits in future periods, as in the past, are expected to be funded using cash on hand, cash flows from operations and borrowings under our 2011 Senior Credit Facility, as amended. We believe that these sources will be sufficient to cover such future deficits.

Recent Changes in or Recently Issued Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our debt is impacted by fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of March 31, 2013, we had $315.7 million of outstanding borrowings under our 2011 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2013, a hypothetical 100 basis point interest increase would not have affected interest expense for the three months ended March 31, 2013, as the variable rate debt contains a Eurodollar floor of 1.25%.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. On March 4, 2013, plaintiffs served notice of their intent to appeal that dismissal. The court has stayed the remaining, individual claims in each action pending resolution of the plaintiffs’ appeal.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer to date has not paid the amount of the Additional Award to the landlord, and the landlord has commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. An appeal of that decision by the developer is pending. On March 14, 2013, the landlord moved for summary judgment against the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. Both motions remain pending.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York

State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. On February 11, 2013, following the dismissal of the class claims in Cruz, Labbe withdrew the cross-motion to consolidate. Oral arguments to stay the action until a decision is made on the appeal in the Cruz case was heard on April 10, 2013. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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
DATE: April 25, 2013
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