Form 10-Q
period 2013-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2013-07-24
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

As of July 22, 2013, there were 24,102,490 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended June 30, 2013

EX-3.1

EX-3.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101.INS

EX-101.SCH

EX-101.CAL

EX-101.DEF

EX-101.LAB

EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(All figures in thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$69,521	$37,758
Accounts receivable (less allowance for doubtful accounts of $2,438 and $3,249 as of June 30, 2013 and December 31, 2012, respectively)	3,415	6,508
Inventory	423	438
Deferred tax assets, net	22,249	24,897
Prepaid corporate income taxes	157	550
Prepaid expenses and other current assets	9,751	9,866

Total current assets	105,516	80,017
Fixed assets, net	248,074	256,871
Goodwill	32,792	32,824
Intangible assets, net	1,162	—
Deferred tax assets, net	5,803	9,296
Deferred membership costs	9,686	10,811
Other assets	11,498	14,091

Total assets	$414,531	$403,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$43,900	$15,787
Accounts payable	7,297	7,467
Accrued expenses	28,312	27,053
Accrued interest	190	89
Dividends payable	304	305
Deferred revenue	39,807	37,138

Total current liabilities	119,810	87,839
Long-term debt	266,918	294,552
Dividends payable	695	799
Deferred lease liabilities	59,510	61,732
Deferred revenue	3,232	3,889
Other liabilities	8,059	10,595

Total liabilities	458,224	459,406
Contingencies (Note 12)	—	—
Stockholders’ deficit:
Common stock, $.001 par value; issued and outstanding 24,089,990 and 23,813,106 shares at June 30, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	(15,112)	(16,326)
Accumulated other comprehensive income	1,383	1,226
Accumulated deficit	(29,988)	(40,420)

Total stockholders’ deficit	(43,693)	(55,496)

Total liabilities and stockholders’ deficit	$414,531	$403,910

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2013 and 2012

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Club operations	$118,794	$120,804	$236,929	$242,538
Fees and other	1,318	1,437	2,347	2,615

	120,112	122,241	239,276	245,153

Operating Expenses
Payroll and related	44,005	45,280	88,553	92,639
Club operating	44,116	44,611	88,316	89,742
General and administrative	6,951	6,135	13,740	12,068
Depreciation and amortization	12,411	12,419	24,559	25,279
Insurance recovery related to damaged property	(2,500)	—	(2,500)	—
Impairment of fixed assets	128	—	128	—

	105,111	108,445	212,796	219,728

Operating income	15,001	13,796	26,480	25,425
Interest expense	5,435	5,554	10,785	11,485
Interest income	—	(8)	(1)	(18)
Equity in the earnings of investees and rental income	(640)	(632)	(1,249)	(1,220)

Income before provision for corporate income taxes	10,206	8,882	16,945	15,178
Provision for corporate income taxes	4,009	3,465	6,517	5,911

Net income	$6,197	$5,417	$10,428	$9,267

Earnings per share:
Basic	$0.26	$0.23	$0.44	$0.40
Diluted	$0.25	$0.23	$0.43	$0.39
Weighted average number of shares used in calculating earnings per share:
Basic	24,042,947	23,293,228	23,959,567	23,205,628
Diluted	24,632,856	24,019,116	24,446,794	23,933,660

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2013 and 2012

(All figures in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statements of Comprehensive Income:
Net income	$6,197	$5,417	$10,428	$9,267
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	103	(125)	(56)	33
Interest rate swap, net of tax	115	25	213	(35)

Total other comprehensive income (loss), net of tax	218	(100)	157	(2)

Total comprehensive income	$6,415	$5,317	$10,585	$9,265

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(All figures in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,428	$9,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,559	25,279
Impairment of fixed assets	128	—
Insurance recovery related to damaged property	(2,500)	—
Amortization of debt discount	478	192
Amortization of debt issuance costs	545	575
Non-cash rental expense, net of non-cash rental income	(2,806)	(2,377)
Share-based compensation expense	1,123	570
Decrease in deferred tax asset	5,978	4,915
Net change in certain operating assets and liabilities	5,138	(2,295)
Decrease (increase) in deferred membership costs	1,125	(1,027)
Landlord contributions to tenant improvements	784	995
Decrease in insurance reserves	(658)	(1,332)
Other	225	266

Total adjustments	34,119	25,761

Net cash provided by operating activities	44,547	35,028

Cash flows from investing activities:
Capital expenditures	(12,301)	(7,087)
Acquisition of businesses	(2,939)	—
Insurance recovery related to damaged property	2,500	—

Net cash used in investing activities	(12,740)	(7,087)

Cash flows from financing activities:
Principal payments on 2011 Term Loan Facility	—	(21,007)
Cash dividends paid	(101)	—
Proceeds from stock option exercises	337	2,011
Tax shortfall from stock option exercise and restricted stock vesting	(220)	—

Net cash provided by (used in) financing activities	16	(18,996)
Effect of exchange rate changes on cash	(60)	(21)

Net increase in cash and cash equivalents	31,763	8,924
Cash and cash equivalents beginning of period	$37,758	$47,880

Cash and cash equivalents end of period	$69,521	$56,804

Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$3,130	$(1,823)
Decrease in inventory	14	27
Increase in prepaid expenses and other current assets	(493)	(1,007)
Increase (decrease) in accounts payable, accrued expenses and accrued interest	203	(5,177)
Change in prepaid corporate income taxes and corporate income taxes payable	958	829
Increase in deferred revenue	1,326	4,856

Net change in certain working capital components	$5,138	$(2,295)

Supplemental disclosures of cash flow information:
Cash payments for interest	$9,994	$11,215

Cash payments for income taxes	$171	$193

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1. Basis of Presentation

As of June 30, 2013, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 164 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 30 clubs in the Boston market under the “Boston Sports Clubs” brand name, 17 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. As of June 30, 2013, the 164 fitness club count includes one club that has remained temporarily closed due to Hurricane Sandy. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2012 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.

Change in Estimated Average Membership Life

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. As of April 1, 2013, the estimated average membership life of an unrestricted member and a restricted member is 24 months and 28 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis. The table below summarizes the estimated average membership life of restricted members and unrestricted members that were in effect for each quarter presented.

	Estimated Average Membership Life of an Unrestricted Member		Estimated Average Membership Life of a Restricted Member
Period	2013	2012	2013	2012
Three months ended March 31	25 months	28 months	27 months	25 months
Three months ended June 30	24 months	28 months	28 months	27 months
Three months ended September 30	—	28 months	—	28 months
Three months ended December 31	—	27 months	—	27 months

If the estimated average membership life for unrestricted members remained at 25 months for the three months ended June 30, 2013, the impact would have been a decrease in revenue and net income of approximately $345 and $58, respectively. If the estimated average membership life for restricted members remained at 27 months for the three months ended June 30, 2013, the impact would have been an increase in revenue and net income of approximately $15 and $8, respectively.

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance allowing the use of a qualitative approach to test indefinite lived intangible assets for impairment. The updated guidance permits companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The updated guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2013 with no impact on the Company’s financial statements.

3. Long-Term Debt

	June 30, 2013	December 31, 2012
2011 Term Loan Facility outstanding principal balance	$315,743	$315,743
Less: Unamortized discount	(4,925)	(5,404)
Less: Current portion due within one year	(43,900)	(15,787)

Long-term portion	$266,918	$294,552

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

As of June 30, 2013, the 2011 Term Loan Facility has a gross principal balance of $315,743 and a balance of $310,818, net of unamortized debt discount of $4,925 which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of June 30, 2013, the unamortized balance of debt issuance costs of $4,711 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2013, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $5,167. The unutilized portion of the 2011 Revolving Loan Facility as of June 30, 2013 was $44,833.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of June 30, 2013, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments may be reduced by voluntary prepayments. As a result of the $15,000 voluntary prepayment on August 28, 2012 and assuming a leverage ratio greater than 2.75:1.00, the Company will not be required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013. As of December 31, 2012, March 31, 2013 and June 30, 2013, TSI, LLC had a total leverage ratio of 3.00:1.00, 3.04:1.00 and 2.98:1.00, respectively. As of June 30, 2013, TSI LLC had made a total of $44,257 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio, as defined, of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of June 30, 2013 with a total leverage ratio of 2.98:1.00 and an interest expense coverage ratio of 4.43:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and any required principal payment for excess cash flow shall be paid the following March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using the Company’s excess cash flow for the year ended December 31, 2012.

Fair Market Value

Based on quoted market prices, the 2011 Term Loan Facility had a fair value of approximately $318,900 and $322,058 at June 30, 2013 and December 31, 2012, respectively and is classified within level 2 of the fair value hierarchy.

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

Effective July 13, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000 of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 2.0%, or a total fixed rate of 7.5%, on this $150,000 when including the applicable 5.50% margin. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 2.0% to 1.8%, or a total fixed rate of 6.3% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extend the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.8% to 1.7%, or a total of 6.2% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160,000 of the Company’s total variable rate debt of $315,743. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of income. For the three and six months ended June 30, 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method, with the ineffective portion of the hedge, if any, being reported in the Company’s condensed consolidated statements of income. There was no hedge ineffectiveness during the three and six months ended June 30, 2013. The amount related to hedge ineffectiveness for the three and six months ended June 30, 2012 was de minimis.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of June 30, 2013	$1,147	$—	$1,147	$—

The swap contract liability of $1,147 is recorded as a component of other liabilities with an offset to accumulated other comprehensive income ($648, net of taxes) on the accompanying condensed consolidated balance sheet as of June 30, 2013.

There were no significant reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2013 and 2012 and the Company does not expect that any significant derivative losses included in accumulated other comprehensive income at June 30, 2013 will be reclassified into earnings within the next 12 months.

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of June 30, 2013, $51,580 of the cash and cash equivalents balance of $69,521 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding — basic	24,042,947	23,293,228	23,959,567	23,205,628
Effect of dilutive share based awards	589,909	725,888	487,227	728,032

Weighted average number of common shares outstanding — diluted	24,632,856	24,019,116	24,446,794	23,933,660

Earnings per share:
Basic	$0.26	$0.23	$0.44	$0.40
Diluted	$0.25	$0.23	$0.43	$0.39

For the three and six months ended June 30, 2013, the Company did not include stock options to purchase 272,005 shares and 290,172 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

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

At June 30, 2013, the Company had 31,304 stock options outstanding under the 2004 Plan and 1,194,036 shares of restricted stock and stock options outstanding under the 2006 Plan.

Stock Option Awards

The Company did not issue any stock option grants during the six months ended June 30, 2013 and 2012.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to stock options outstanding was $187 and $376 for the three and six months ended June 30, 2013, respectively, and $131 and $296 for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, a total of $510 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Awards

On February 22, 2013, March 11, 2013, and May 17, 2013, the Company issued 7,500, 168,000, and 3,000 shares of restricted stock, respectively, to employees. The fair value per share for the February 22, 2013, March 11, 2013 and May 17, 2013 restricted stock awards were $9.15, $9.31, and $10.79, respectively, representing the closing stock price on the respective dates of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to restricted stock was $265 and $472 for the three and six months ended June 30, 2013, respectively, and $88 and $158 for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, a total of $3,971 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.3 years.

Stock Grants

In the six months ended June 30, 2013, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual and quarterly retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to board of director common stock grants was $15 and $275 for the three and six months ended June 30, 2013, respectively, and $22 and $116 for the three and six months ended June 30, 2012, respectively. Total shares issued during the six months ended June 30, 2013 were:

Grant Date	Number of Shares	Price Per Share	Grant Date Fair Value
January 16, 2013	24,280	$10.09	$245
March 25, 2013	1,622	$9.25	$15
June 24, 2013	1,418	$10.58	$15

8. Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such assets and their fair values, calculated using discounted cash flows, is recognized. In the three months ended June 30, 2013, the Company tested 10 underperforming clubs and recorded an impairment loss of $128 on leasehold improvements and furniture and fixtures at one of these clubs that experienced decreased profitability and sales levels below expectations. The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which expenditures are estimated at approximately 3% of total revenues. These assets were written down to their fair value of zero. The nine other clubs tested that did not have impairment charges had an aggregate of $23,733 of net leasehold improvements and furniture and fixtures remaining as of June 30, 2013. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2013 to determine if fixed asset impairment charges will be necessary. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. The Company did not incur any fixed asset impairment charges during the three and six months ended June 30, 2012.

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

The Company has one Outlier Club with goodwill. As of June 30, 2013, the WSC and PSC regions do not have goodwill balances.

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

The Company’s next annual impairment test will be performed as of February 28, 2014 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There have been no triggering events since the annual impairment test on February 28, 2013.

The changes in the carrying amount of goodwill from December 31, 2012 through June 30, 2013 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,403	$15,766	$1,284	$3,982	$52,435
Less: accumulated amortization	—	(15,766)	—	(3,845)	(19,611)

Balance as December 31, 2012	31,403	—	1,284	137	32,824
Acquired goodwill (Refer to Note 10, Acquisitions)	—	9	—	—	9
Changes due to foreign currency exchange rate fluctuations	—	—	(41)	—	(41)

Balance as of June 30, 2013	$31,403	$9	$1,243	$137	$32,792

As of December 31, 2012, all intangible assets were fully amortized. Intangible assets were acquired in connection with the Company’s recent acquisitions during the six months ended June 30, 2013. Amortization expense for both the three and six months ended June 30, 2013 was $60.

Intangible assets as of June 30, 2013 are as follows:

	As of June 30, 2013
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Intangibles
Membership lists	$932	$(52)	$880
Management contracts	250	(8)	242
Trade names	40	—	40

	$1,222	$(60)	$1,162

10. Acquisitions

The following acquisitions were completed during the six months ended June 30, 2013 and were accounted for using the acquisition method of accounting in accordance with FASB guidance. Under the acquisition method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. None of the individual acquisitions were material to the financial position, results of operations or cash flows of the Company; therefore pro forma financial information has not been presented. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition.

Acquisition on March 15, 2013

On March 15, 2013, the Company acquired an existing fitness club in Manhattan, New York for a purchase price of $560. The purchase price allocation resulted in fixed assets related to leasehold improvements of $458, definite lived intangible assets related to member lists of $102 and a deferred revenue liability of $56, for a net cash purchase price of $504. Acquisition costs incurred in connection with this acquisition during the six months ended June 30, 2013 was approximately $89 and is included in general and administrative expenses in the accompanying condensed consolidated statements of income.

Acquisition on May 17, 2013

On May 17, 2013, the Company acquired all of the Fitcorp clubs in Boston, which includes five clubs and four managed sites for a purchase price of $3,175 and a net cash purchase price of $2,435. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary allocations may occur as additional information concerning asset and liability valuations are finalized.

As of
May 17, 2013
Allocation of purchase price:
Other assets	$90
Fixed assets related to leasehold improvements	2,289
Goodwill	9
Definite lived intangible assets:
Membership lists	830
Management contracts	250
Trade names	40
Deferred revenue	(630)
Other liabilities	(443)

Total allocation of purchase price	$2,435

The goodwill recognized represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed. The goodwill is primarily attributable to the avoided costs of acquiring the assembled workforce and is not deductible for tax purposes. The definite lived intangible assets acquired will be amortized in accordance with the Company’s accounting policy with the membership lists amortized over the estimated average membership life of 24 months, management contracts amortized over their estimated contractual lives of between nine to 11 years and trade names amortized over their estimated useful lives. Acquisition costs incurred in connection with the Fitcorp acquisition during the six months ended June 30, 2013 was approximately $193 and is included in general and administrative expenses in the accompanying condensed consolidated statements of income.

11. Income Taxes

The Company recorded a provision for corporate income taxes of $6,517 and $5,911 for the six months ended June 30, 2013 and 2012, respectively, reflecting an effective income tax rate of 39% for both periods. The Company’s forecasted annual effective tax rates of 39% at both June 2013 and 2012, were favorably impacted 4% and 5%, respectively, due to tax benefits derived from the captive insurance arrangement.

As of June 30, 2013, $750 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in future periods. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had accruals for interest net of the federal tax benefit as of June 30, 2013 and 2012 of $328 and $276, respectively. In 2013, the total amount of the unrecognized tax benefits, including related interest accruals, could be realized by the Company since the income tax returns may no longer be subject to audit during 2013.

The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006, 2007, 2008, and 2009), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations, however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

As of June 30, 2013, the Company has net deferred tax assets of $28,052. The state net deferred tax asset balance as of June 30, 2013 is $21,062. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company was profitable for the years ended December 31, 2012 and December 31, 2011 and the Company was profitable for the six months ended June 30, 2013 and expects to be in a three year cumulative income position as of December 31, 2013 for both federal and state. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-

forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2013 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict, and on May 6, 2013, Ajilon filed its notice of appeal, appealing the verdict.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the tenant, who has recorded a liability. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer did not pay the amount of the Additional Award to the landlord, and on October 13, 2011, the landlord commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. An appeal of that decision by the developer is pending. On March 14, 2013, the landlord moved for summary judgment on its claim to recover the Additional Award directly from the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. On May 30, 2013, the court granted summary judgment to the landlord and denied the cross-motion for summary judgment of the developer. Judgment was entered against the developer on June 5, 2013 in the amount of approximately $1,045, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. On February 11, 2013, following the dismissal of the class claims in Cruz, Labbe withdrew the cross-motion to consolidate. Oral argument to stay the action until a decision is made on the appeal in the Cruz case was heard on April 10, 2013. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

13. Other

During the three months ended June 30, 2013, the Company collected $2,500 of insurance proceeds related to insurance claims covering two clubs that were damaged and suffered losses in connection with Hurricane Sandy. The Company is in the process of working with its insurance providers on additional possible claims related to Hurricane Sandy for which the insurance recovery amounts, if any, are not known at this time.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2013, the Company, through its subsidiaries, operated 164 fitness clubs. Our clubs collectively served approximately 512,000 members, including 42,000 members under our restricted student and teacher memberships as of June 30, 2013. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2013, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 30 clubs in the Boston region under our “Boston Sports Clubs” brand name, 17 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2013. In addition, we owned and operated three clubs in Switzerland as of June 30, 2013. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

On May 17, 2013, we completed the acquisition of the assets of the Fitcorp clubs in Boston, which include five clubs and four managed sites. We also completed an acquisition on March 15, 2013 of a single club in Manhattan. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition. These acquisitions were not material to the financial condition, results of operations or cash flows of the Company.

Revenue and operating expenses

We have two principal sources of revenue:

•

Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. In May 2011, we implemented a combined rate lock guarantee and maintenance fee for all members joining after May 2011. This fee, which is currently priced at $39.99 per year, is in lieu of future dues increases for these members. This fee is collected annually in January and is recognized into membership revenue over the subsequent 12 month period following collection. These dues and fees comprised 79.1% of our total revenue for the six months ended June 30, 2013. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•

Ancillary club revenue: For the six months ended June 30, 2013, we generated 14.2% of our revenue from personal training and 5.7% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to focus on growing ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.0% of our total revenue for the six months ended June 30, 2013) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as fees and other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended June 30, 2013, our monthly average attrition rate was 3.3% compared to 3.2% in the three months ended June 30, 2012.

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

As of June 30, 2013, 162 of our existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at three fitness clubs located in colleges and universities and four additional managed sites acquired with the Fitcorp acquisition on May 17, 2013, in which we have no equity interest.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2012, the full-year 2012 and the first and second quarters of 2013.

	2012					2013
	Q1	Q2	Q3	Q4	Full- Year	Q1	Q2
Wholly owned clubs operated at beginning of period	158	158	158	158	158	158	157
Acquired clubs	—	—	—	—	—	1	5
Clubs closed, relocated or merged	—	—	—	—	—	(2)	—

Wholly owned clubs at end of period	158	158	158	158	158	157	162

Total clubs operated at end of period (1)(2)	160	160	160	160	160	159	164

(1)	Club count for the fourth quarter of 2012 included two clubs that were closed due to damages sustained from Hurricane Sandy. The end of period club count for the first and second quarter of 2013 includes one club that remains temporarily closed due to Hurricane Sandy.
(2)	Includes wholly-owned and partly-owned clubs. In addition to the above, during the periods presented, we managed three university fitness clubs in which we did not have an equity interest as well as four additional managed locations that were acquired as part of the acquisition of Fitcorp in May 2013.

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

2012
Three months ended March 31, 2012	4.5%
Three months ended June 30, 2012	2.1%
Three months ended September 30, 2012 (a)	1.0%
Three months ended December 31, 2012	(1.1)%
2013
Three months ended March 31, 2013	(2.4)%
Three months ended June 30, 2013	(1.7)%

(a)	Comparable club revenue for the third quarter of 2012 excludes $1.2 million of additional fees and other revenue realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser.

Comparable club revenue increased in each of the first three quarters of 2012, however in the fourth quarter of 2012, we experienced a decline of 1.1% due in part to the impact of Hurricane Sandy on our business, including decreases in personal training and ancillary revenues and a net loss of members. We experienced an overall member loss of 12,000 during the fourth quarter of 2012. Comparable club revenue decreased 1.7% in the three months ended June 30, 2013 as compared to the prior year. Memberships at our comparable clubs were down 3.1% which was partially offset by a 1.4% increase in the price of our dues and fees.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	36.7	37.0	37.0	37.8
Club operating	36.7	36.5	36.9	36.6
General and administrative	5.8	5.0	5.7	4.9
Depreciation and amortization	10.3	10.2	10.3	10.3
Insurance recovery related to damaged property	(2.1)	—	(1.1)	—
Impairment of fixed assets	0.1	—	0.1	—

	87.5	88.7	88.9	89.6

Operating income	12.5	11.3	11.1	10.4
Interest expense	4.5	4.5	4.5	4.7
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)	(0.5)

Income before provision for corporate income taxes	8.5	7.3	7.1	6.2

Provision for corporate income taxes	3.3	2.8	2.7	2.4

Net income	5.2%	4.5%	4.4%	3.8%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$90,882	75.7%	$92,944	76.0%	(2.2)%
Joining fees	3,823	3.1%	2,686	2.2%	42.3%

Membership revenue	94,705	78.8%	95,630	78.2%	(1.0)%

Personal training revenue	17,615	14.7%	17,625	14.4%	(0.1)%
Other ancillary club revenue (1)	6,474	5.4%	7,549	6.2%	(14.2)%

Ancillary club revenue	24,089	20.1%	25,174	20.6%	(4.3)%
Fees and other revenue (2)	1,318	1.1%	1,437	1.2%	(8.3)%

Total revenue	$120,112	100.0%	$122,241	100.0%	(1.7)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 1.7% in the three months ended June 30, 2013 compared to the same period in the prior year, as a result of decreases in both membership revenue and ancillary club revenue. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, revenue decreased $2.0 million at our clubs opened or acquired prior to June 30, 2011 and decreased $1.1 million at the two clubs that were closed subsequent to March 31, 2012 (both during the first quarter of 2013) and one club that remains temporarily closed due to damages sustained from Hurricane Sandy. These decreases were partially offset by a $1.1 million increase in revenue from our clubs that were acquired subsequent to June 30, 2011.

Membership dues revenue decreased $2.1 million, or 2.2%, in the three months ended June 30, 2013 compared to the same period in the prior year due primarily to a decline in memberships.

Joining fees revenue increased $1.1 million, or 42.3%, in the three months ended June 30, 2013 compared to the same period in the prior year. The increase in joining fees was, in part, due to the effect of the lower estimated average membership life of 24 months in effect for unrestricted members during the three months ended June 30, 2013 compared to a higher estimated average membership life of 28 months for unrestricted members in effect during the three months ended June 30, 2012. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue remained relatively flat for the three months ended June 30, 2013 compared to the same period in the prior year while other ancillary club revenue decreased 14.2% in the three months ended June 30, 2013 compared to the same period in the prior year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2013	2012	% Variance
Payroll and related	$44,005	$45,280	(2.8)%
Club operating	44,116	44,611	(1.1)%
General and administrative	6,951	6,135	13.3%
Depreciation and amortization	12,411	12,419	(0.1)%
Insurance recovery related to damaged property	(2,500)	—	N/A
Impairment of fixed assets	128	—	N/A

Operating expenses	$105,111	$108,445	(3.1)%

Operating expenses for the three months ended June 30, 2013 decreased $3.3 million, or 3.1%, compared to the three months ended June 30, 2012. The total months of operations increased 0.2% from 480 to 481 months. Excluding the $2.5 million of insurance proceeds received during the three months ended June 30, 2013 in connection with property damaged by Hurricane Sandy, operating expenses decreased $834,000, or 0.8% due primarily to the following factors:

Payroll and related. Payroll and related expenses decreased $1.3 million, or 2.8%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was due to decreases in bonuses and commissions as well as decreases in management incentive bonuses. As a percentage of total revenue, payroll and related expenses decreased to 36.7% in the three months ended June 30, 2013 from 37.0% in the three months ended June 30, 2012.

Club operating. Club operating expenses decreased $495,000, or 1.1%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was principally attributable to the following:

•

Rent and occupancy expenses decreased $626,000 in the three months ended June 30, 2013 compared to the same period in the prior year. This included a $671,000 decrease related to two of our clubs that closed after March 31, 2012 including the unwinding of deferred rents related to these club closures as well as one club that remains closed as a result of damages sustained from Hurricane Sandy. These decreases were partially offset by an $81,000 increase in rent and occupancy costs at our clubs that opened prior to June 30, 2012, net of a $254,000 decrease related to the reduction of rental space at one location.

•

Utilities expense decreased $432,000 in the three months ended June 30, 2013 compared to the same period in the prior year primarily due to lower electricity consumption as a result of the milder weather.

•

The above decreases in rent and occupancy expenses and utilities expenses were partially offset by a $539,000 increase in repairs and maintenance expenses related to heating, ventilation and air conditioning systems at our clubs.

As a percentage of total revenue, club operating expenses increased to 36.7% in the three months ended June 30, 2013 from 36.5% in the three months ended June 30, 2012.

General and administrative. General and administrative expenses increased $816,000, or 13.3%, in the three months ended June 30, 2013 compared to the same period last year. The increase in general and administrative expenses was impacted by an increase in insurance expense and increases in computer maintenance expense related to the implementation of a new club operating system. As a percentage of total revenue, general and administrative expenses increased to 5.8% in the three months ended June 30, 2013 from 5.0% in the three months ended June 30, 2012.

Depreciation and amortization. In the three months ended June 30, 2013 compared to the same period last year, depreciation and amortization expense remained relatively flat. Modest decreases in depreciation expense were offset by an increase in depreciation expense of $331,000 at a single club where we have a planned reduction of rental space for the location.

Impairment of fixed assets. For the three months ended June 30, 2013, the Company recorded an impairment loss of $128,000 on fixed assets at an underperforming club. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. There were no fixed asset impairment charges recorded in the three months ended June 30, 2012.

Interest expense

Interest expense decreased $119,000 or 2.1% in the three months ended June 30, 2013 compared to the same period last year due primarily to the lower interest rates that went into effect following the August 2012 refinancing, with interest rates on the 2011 Term Loan Facility (as defined below) being reduced by 125 basis points. The decline in interest expense from the lower interest rates were partially offset by the impact of higher average borrowings levels as well as the higher discount amortization on the debt resulting from additional debt discount that was recorded in connection with the refinancings in 2012.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $4.0 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively, reflecting an effective tax rate of 39% for both periods. The Company’s forecasted annual effective tax rates of 39% at both June 2013 and 2012, were favorably impacted 4% and 5%, respectively, due to tax benefits derived from the captive insurance arrangement.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$181,624	75.9%	$186,207	76.0%	(2.5)%
Joining fees	7,648	3.2%	5,252	2.1%	45.6%

Membership revenue	189,272	79.1%	191,459	78.1%	(1.1)%

Personal training revenue	34,045	14.2%	35,246	14.4%	(3.4)%
Other ancillary club revenue (1)	13,612	5.7%	15,833	6.4%	(14.0)%

Ancillary club revenue	47,657	19.9%	51,079	20.8%	(6.7)%
Fees and other revenue (2)	2,347	1.0%	2,615	1.1%	(10.2)%

Total revenue	$239,276	100.0%	$245,153	100.0%	(2.4)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 2.4% in the six months ended June 30, 2013 compared to the same period in the prior year, as a result of decreases in both membership revenue and ancillary club revenue. For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, revenue decreased $5.0 million at our clubs opened or acquired prior to June 30, 2011 and decreased $1.9 million at the two clubs that were closed subsequent to March 31, 2012 (both during the first quarter of 2013) and one club that remains temporarily closed due to damages sustained from Hurricane Sandy. These decreases were partially offset by a $1.1 million increase in revenue from our clubs that were acquired subsequent to June 30, 2011.

Membership dues revenue decreased $4.6 million, or 2.5%, in the six months ended June 30, 2013 compared to the same period in the prior year due primarily to a decline in memberships.

Joining fees revenue increased $2.4 million, or 45.6%, in the six months ended June 30, 2013 compared to the same period in the prior year. The increase in joining fees was, in part, due to the effect of the lower estimated average membership life of 25 months and 24 months in effect for unrestricted members during the three months ended March 31, 2013 and three months ended June 30, 2013, respectively, compared to a higher estimated average membership life of 28 months for unrestricted members in effect during the six months ended June 30, 2012. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue decreased 3.4% in the six months ended June 30, 2013 compared to the same period in the prior year while other ancillary club revenue decreased 14.0% in the six months ended June 30, 2013 compared to the same period in the prior year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training.

Comparable club revenue decreased 2.1% for the six months ended June 30, 2013 as compared to the prior year period. Memberships at our comparable clubs were down 2.8% and ancillary club revenue, joining fees and other revenue decreased 0.4%. These decreases were partially offset by a 1.1% increase in the price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2013	2012	% Variance
Payroll and related	$88,553	$92,639	(4.4	) %
Club operating	88,316	89,742	(1.6	) %
General and administrative	13,740	12,068	13.9%
Depreciation and amortization	24,559	25,279	(2.8	) %
Insurance recovery related to damaged property	(2,500)	—	N/A
Impairment of fixed assets	128	—	N/A

Operating expenses	$212,796	$219,728	(3.2	) %

Operating expenses for the six months ended June 30, 2013 decreased $6.9 million, or 3.2%, compared to the six months ended June 30, 2012 due in part to a 0.6% decrease in the total months of club operation from 954 to 948 months. Excluding the $2.5 million of insurance proceeds received during the six months ended June 30, 2013 in connection with property damaged by Hurricane Sandy, operating expenses decreased $4.4 million or 2.0% due primarily to the following factors:

Payroll and related. Payroll and related expenses decreased $4.1 million, or 4.4%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was due to decreases in personal training payroll directly related to the decline in personal training revenue, decreases in commissions and bonuses, and decreases in management incentive bonuses. As a percentage of total revenue, payroll and related expenses decreased to 37.0% in the six months ended June 30, 2013 from 37.8% in the six months ended June 30, 2012.

Club operating. Club operating expenses decreased $1.4 million, or 1.6%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was principally attributable to the following:

•

Rent and occupancy expenses decreased $950,000 in the six months ended June 30, 2013 compared to the same period in the prior year. This decrease included a $1.9 million decrease related to two of our clubs that closed after March 31, 2012 and included the unwinding of deferred rents related to these club closures as well as one club that remains closed as a result of damages sustained from Hurricane Sandy. These decreases were partially offset by an $814,000 increase in rent and occupancy costs at our clubs that opened prior to June 30, 2012, net of a $254,000 decrease related to the reduction of rental space at one location.

•

Utilities expense decreased $844,000 in the six months ended June 30, 2013 compared to the same period in the prior year primarily due to lower electricity consumption as a result of the milder weather and to a lesser extent favorable electricity rates resulting from changes in our electricity suppliers.

•

The above decreases in rent and occupancy expenses and utilities expenses were partially offset by a $460,000 increase in repairs and maintenance expenses related to heating, ventilation and air conditioning systems at our clubs.

As a percentage of total revenue, club operating expenses increased to 36.9% in the six months ended June 30, 2013 from 36.6% in the six months ended June 30, 2012.

General and administrative. General and administrative expenses increased $1.7 million, or 13.9%, in the six months ended June 30, 2013 compared to the same period last year. The increase in general and administrative expenses was impacted by increases in insurance expense and increases in computer maintenance expense related to the implementation of a new club operating system as well as club acquisition related fees incurred during the six months ended June 30, 2012. As a percentage of total revenue, general and administrative expenses increased to 5.7% in the six months ended June 30, 2013 from 4.9% in the six months ended June 30, 2012.

Depreciation and amortization. In the six months ended June 30, 2013 compared to the six months ended June 30, 2012, depreciation and amortization expense decreased primarily due to a decline in our depreciable fixed asset base. Contributing to this decline was our limited number of club openings over the past three years.

Impairment of fixed assets. For the six months ended June 30, 2013, the Company recorded an impairment loss of $128,000 on fixed assets at an underperforming club. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. There were no fixed asset impairment charges recorded in the six months ended June 30, 2012.

Interest expense

Interest expense decreased $700,000 or 6.1% in the six months ended June 30, 2013 compared to the same period last year due primarily to the lower interest rates that went into effect following the August 2012 refinancing, with interest rates on the 2011 Term Loan Facility (as defined below) being reduced by 125 basis points. The decline in interest expense from the lower interest rates were partially offset by the impact of higher average borrowings levels as well as the higher discount amortization on the debt resulting from additional debt discount that was recorded in connection with the refinancings in 2012.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $6.5 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively, reflecting an effective tax rate of 39% for both periods. The Company’s forecasted annual effective tax rates of 39% at both June 2013 and 2012, were favorably impacted 4% and 5%, respectively, due to tax benefits derived from the captive insurance arrangement.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, dividend payments, and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that we can satisfy our current and longer-term debt obligations and capital expenditure requirements primarily with cash on hand, cash flow from operations and our borrowing arrangements for at least the next 12 months.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2013 increased $9.5 million compared to the six months ended June 30, 2012. This increase was driven by increases in overall earnings, a decrease in cash paid for interest of $1.2 million and cash flows resulting from the timing of certain payments and collections made associated with our accounts receivable. The decrease in accounts receivable was primarily due to a change in our collection policy effective January 1, 2013, related mainly to personal training session sales.

Investing Activities. Net cash used in investing activities increased $5.7 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Investing activities in the six months ended June 30, 2013 and 2012 consisted primarily of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment. Investing activities for the six months ended June 30, 2013 also consisted of $2.9 million of net cash paid for the acquisition of clubs and insurance proceeds of $2.5 million related to insurance recoveries related to property damages from Hurricane Sandy.

For the year ending December 31, 2013, we currently plan to invest $34.0 million to $37.0 million in capital expenditures compared to $22.5 million of capital expenditures in 2012. This amount includes approximately $10.0 million to $12.0 million related to potential 2013 and 2014 club openings, inclusive of amounts for our acquisition of the Fitcorp chain in Boston and planned renovations at these clubs as well as the separate single club acquired in Manhattan. The total capital expenditures also includes approximately $17.0 million to $18.0 million to continue enhancing or upgrading existing clubs and approximately $4.5 million to $5.0 million principally related to major renovations at clubs with recent lease renewals and to upgrade our in-club entertainment system network. We also expect to invest approximately $2.5 million to $3.0 million to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations and available cash on hand.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013 was $16,000 compared to net cash used in financing activities of $19.0 million for the six months ended June 30, 2012. In the six months ended June 30, 2013, we were not required to make the regularly scheduled quarterly principal payment pursuant to our term loan facility as a result of a voluntary prepayment made in August 2012 of $15.0 million which allowed for future required quarterly payments to be reduced to the extent of the $15.0 million voluntary prepayment. We anticipate this reduction against required payments to be exhausted by September 30, 2013. In addition, the second amendment to our credit facility in November 2012 waived the requirement to pay the excess cash flow payment due on March 31, 2013.

In the six months ended June 30, 2012, we made principal payments of $21.0 million on our term loan facility which was partially offset by $2.0 million of proceeds from the exercise of stock options.

As of June 30, 2013, we had $69.5 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of June 30, 2013 approximately $51.6 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of June 30, 2013, our total gross consolidated debt was $315.7 million. This substantial amount of debt could have significant consequences, including the following:

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

As of June 30, 2013, the 2011 Term Loan Facility has a gross principal balance of $315.7 million and a balance of $310.8 million, net of unamortized debt discount of $4.9 million which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of June 30, 2013, the unamortized balance of debt issuance costs of $4.7 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2013, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $5.2 million. The unutilized portion of the 2011 Revolving Loan Facility as of June 30, 2013 was $44.8 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of June 30, 2013, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments may be reduced by voluntary prepayments. As a result of the $15.0 million voluntary prepayment on August 28, 2012 and assuming a leverage ratio greater than 2.75:1.00, we will not be required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through

September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013. As of December 31, 2012, March 31, 2013 and June 30, 2013, TSI, LLC had a total leverage ratio of 3.00:1.00, 3.04:1.00 and 2.98:1.00, respectively. As of June 30, 2013, TSI LLC had made a total of $44.3 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio, as defined, of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40.0 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50.0 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of June 30, 2013 with a total leverage ratio of 2.98:1.00 and an interest expense coverage ratio of 4.43:1.00.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and any required principal payment for excess cash flow shall be paid the following March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using our excess cash flow for the year ended December 31, 2012. Based on our current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, which are all subject to future changes, we currently estimate that the excess cash flow calculation as of December 31, 2013 would result in approximately $34.0 million payable on March 31, 2014.

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

Effective July 13, 2011, we entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 2.0%, or a total fixed rate of 7.5%, on this $150.0 million when including the applicable 5.50% margin. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 2.0% to 1.8%, or a total fixed rate of 6.3% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extend the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.8% to 1.7%, or a total of 6.2% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160.0 million of our total variable rate debt of $315.7 million. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of income. For the three and six months ended June 30, 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method, with the ineffective portion of the hedge, if any, being reported in our condensed consolidated statements of income. There was no hedge ineffectiveness during the three and six months ended June 30, 2013. The amount related to hedge ineffectiveness for the three and six months ended June 30, 2012 was de minimis.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of June 30, 2013 were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$315,743	$43,900	$9,229	$8,354	$254,260
Interest payments on long-term debt (2)	80,529	18,436	31,924	30,169	—
Operating lease obligations (3)	677,532	87,843	170,381	141,620	277,688

Total contractual obligations	$1,073,804	$150,179	$211,534	$180,143	$531,948

Notes:

(1)	As a result of the $15.0 million voluntary prepayment on August 28, 2012 and assuming a leverage ratio greater than 2.75:1.00, we are not required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013.
(2)	Based on interest rates on the 2011 Term Loan Facility and the interest rate swap agreement as of June 30, 2013.
(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

In recent years, we have typically operated with a working capital deficit. We had working capital deficit of $14.3 million at June 30, 2013, as compared with a working capital deficit of $7.8 million at December 31, 2012. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for our business needs, including financing and investing commitments, which contributes to the working capital deficit. The current portion of deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $39.8 million and $37.1 million at June 30, 2013 and December 31, 2012, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open or increase membership, this consequently increases the level of payments received in advance, and we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services, a decline in members or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset the working capital deficit. Any working capital deficits in future periods, as in the past, are expected to be funded using cash on hand, cash flows from operations and borrowings under our 2011 Senior Credit Facility, as amended. We believe that these sources will be sufficient to cover such future deficits.

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

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of June 30, 2013, we had $315.7 million of outstanding borrowings under our 2011 Term Loan Facility. Of this variable rate debt, $160.0 million is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of June 30, 2013, a hypothetical 100 basis point interest increase would not have affected interest expense for the three months ended June 30, 2013, as the variable rate debt contains a Eurodollar floor of 1.25%.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict, and on May 6, 2013, Ajilon filed its notice of appeal, appealing the verdict.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer did not pay the amount of the Additional Award to the landlord, and on October 13, 2011 the landlord commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. An appeal of that decision by the developer is pending. On March 14, 2013, the landlord moved for summary judgment on its claim to recover the Additional Award directly from the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. On May 2013, the court granted summary judgment to the landlord and denied the cross-motion for summary judgment of the developer. Judgment was entered against the developer on June 5, 2013 in the amount of $1.0 million, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. On February 11, 2013, following the dismissal of the class claims in Cruz, Labbe withdrew the cross-motion to consolidate. Oral argument to stay the action until a decision is made on the appeal in the Cruz case was heard on April 10, 2013. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE: July 24, 2013	By:	/s/ Daniel Gallagher
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