Form 10-Q
period 2013-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2013-10-24
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

As of October 18, 2013, there were 24,106,139 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended September 30, 2013

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	1
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012	2
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURES		35

EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(All figures in thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$67,961	$37,758
Accounts receivable (less allowance for doubtful accounts of $2,247 and $3,249 as of September 30, 2013 and December 31, 2012, respectively)	3,429	6,508
Inventory	417	438
Deferred tax assets, net	22,493	24,897
Prepaid corporate income taxes	226	550
Prepaid expenses and other current assets	11,067	9,866

Total current assets	105,593	80,017
Fixed assets, net	244,831	256,871
Goodwill	32,850	32,824
Intangible assets, net	1,037	—
Deferred tax assets, net	4,217	9,296
Deferred membership costs	9,194	10,811
Other assets	11,150	14,091

Total assets	$408,872	$403,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$40,500	$15,787
Accounts payable	5,711	7,467
Accrued expenses	26,460	27,053
Accrued interest	87	89
Dividends payable	297	305
Deferred revenue	36,454	37,138

Total current liabilities	109,509	87,839
Long-term debt	270,556	294,552
Dividends payable	677	799
Deferred lease liabilities	58,455	61,732
Deferred revenue	2,535	3,889
Other liabilities	7,537	10,595

Total liabilities	449,269	459,406
Commitments and Contingencies (Note 12)	—	—
Stockholders’deficit:
Common stock, $.001 par value; issued and outstanding 24,102,450 and 23,813,106 shares at September 30, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	(14,631)	(16,326)
Accumulated other comprehensive income	1,582	1,226
Accumulated deficit	(27,372)	(40,420)

Total stockholders’ deficit	(40,397)	(55,496)

Total liabilities and stockholders’ deficit	$408,872	$403,910

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2013 and 2012

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Club operations	$115,639	$117,365	$352,568	$359,903
Fees and other	1,403	2,247	3,750	4,862

	117,042	119,612	356,318	364,765

Operating Expenses
Payroll and related	43,433	43,654	131,986	136,293
Club operating	45,300	46,270	133,616	136,012
General and administrative	7,245	5,641	20,985	17,709
Depreciation and amortization	12,549	12,148	37,108	37,427
Insurance recovery related to damaged property	(694)	—	(3,194)	—
Impairment of fixed assets	439	239	567	239

	108,272	107,952	321,068	327,680

Operating income	8,770	11,660	35,250	37,085
Loss on extinguishment of debt	—	1,010	—	1,010
Interest expense	5,523	6,542	16,308	18,027
Interest income	—	(25)	(1)	(43)
Equity in the earnings of investees and rental income	(594)	(632)	(1,843)	(1,852)

Income before provision for corporate income taxes	3,841	4,765	20,786	19,943
Provision for corporate income taxes	1,250	1,613	7,767	7,524

Net income	$2,591	$3,152	$13,019	$12,419

Earnings per share:
Basic	$0.11	$0.13	$0.54	$0.53
Diluted	$0.10	$0.13	$0.53	$0.52
Weighted average number of shares used in calculating earnings per share:
Basic	24,101,239	23,581,631	24,007,310	23,331,877
Diluted	24,720,511	24,186,498	24,613,236	24,015,747

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2013 and 2012

(All figures in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statements of Comprehensive Income:
Net income	$2,591	$3,152	$13,019	$12,419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	158	22	102	55
Interest rate swap, net of tax	42	(13)	255	(48)

Total other comprehensive income, net of tax	200	9	357	7

Total comprehensive income	$2,791	$3,161	$13,376	$12,426

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(All figures in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$13,019	$12,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,108	37,427
Impairment of fixed assets	567	239
Loss on extinguishment of debt	—	1,010
Insurance recovery related to damaged property	(3,194)	—
Amortization of debt discount	717	311
Amortization of debt issuance costs	818	866
Non-cash rental expense, net of non-cash rental income	(4,285)	(2,950)
Share-based compensation expense	1,592	787
Decrease in deferred tax asset	7,287	7,036
Net change in certain operating assets and liabilities	(4,604)	(11,033)
Decrease (increase) in deferred membership costs	1,617	(1,173)
Landlord contributions to tenant improvements	934	1,320
Decrease in insurance reserves	(1,036)	(2,124)
Other	(59)	(187)

Total adjustments	37,462	31,529

Net cash provided by operating activities	50,481	43,948

Cash flows from investing activities:
Capital expenditures	(20,658)	(13,278)
Acquisition of businesses	(2,939)	—
Insurance recovery related to damaged property	3,194	—

Net cash used in investing activities	(20,403)	(13,278)

Cash flows from financing activities:
Principal payments on 2011 Term Loan Facility	—	(36,007)
Proceeds from replacement 2011 Term Loan Facility lenders	—	13,796
Principal payments to non-consenting 2011 Term Loan Facility lenders	—	(13,796)
Term loan repricing related financing costs	—	(2,707)
Cash dividends paid	(101)	—
Proceeds from stock option exercises	403	2,279
Tax shortfall from stock option exercise and restricted stock vesting	(220)	—

Net cash provided by (used in) financing activities	82	(36,435)
Effect of exchange rate changes on cash	43	(7)

Net increase (decrease) in cash and cash equivalents	30,203	(5,772)
Cash and cash equivalents beginning of period	$37,758	$47,880

Cash and cash equivalents end of period	$67,961	$42,108

Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$3,130	$(1,306)
Decrease (increase) in inventory	20	(34)
Increase in prepaid expenses and other current assets	(1,742)	(1,705)
Decrease in accounts payable, accrued expenses and accrued interest	(4,177)	(7,152)
Change in prepaid corporate income taxes and corporate income taxes payable	889	166
Decrease in deferred revenue	(2,724)	(1,002)

Net change in certain working capital components	$(4,604)	$(11,033)

Supplemental disclosures of cash flow information:
Cash payments for interest	$14,706	$17,562

Cash payments for income taxes	$278	$361

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1. Basis of Presentation

As of September 30, 2013, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 162 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 29 clubs in the Boston market under the “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. As of September 30, 2013, the 162 fitness club count includes one club that has remained temporarily closed due to Hurricane Sandy. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2012 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.

Change in Estimated Average Membership Life

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, which are direct and incremental costs related to the sale of new memberships, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. As of July 1, 2013, the estimated average membership life of an unrestricted member and a restricted member is 23 months and 28 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis. The table below summarizes the estimated average membership life of restricted members and unrestricted members that were in effect for each quarter presented.

	Estimated Average Membership Life of an Unrestricted Member		Estimated Average Membership Life of a Restricted Member
Period	2013	2012	2013	2012
Three months ended March 31	25 months	28 months	27 months	25 months
Three months ended June 30	24 months	28 months	28 months	27 months
Three months ended September 30	23 months	28 months	28 months	28 months
Three months ended December 31	—	27 months	—	27 months

If the estimated average membership life for unrestricted members had remained at 24 months for the three months ended September 30, 2013, the impact would have been a decrease in revenue and net income of approximately $294 and $34, respectively.

2. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, the Company expects to adopt the updated guidance on January 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued updated guidance permitting the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. Prior to the amendment, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Federal Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The updated guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. Long-Term Debt

	September 30, 2013	December 31, 2012
2011 Term Loan Facility outstanding principal balance	$315,743	$315,743
Less: Unamortized discount	(4,687)	(5,404)
Less: Current portion due within one year	(40,500)	(15,787)

Long-term portion	$270,556	$294,552

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350,000 senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consisted of a $300,000 term loan facility (“2011 Term Loan Facility”) and a $50,000 revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3,000. The OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8,065, of which $7,288 are being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility, to pay the redemption price for all of the Company’s outstanding 11% senior discount notes due in 2014, and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “First Amendment”) to the 2011 Senior Credit Facility. The First Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The First Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1.00% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1.00% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) that ended in August 2013, and was subsequently extended to November 14, 2013 by a second amendment on November 14, 2012. All other principal provisions, including maturity and covenants under the Company’s existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13,796 were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the three months ended September 30, 2012, the Company recorded a loss on extinguishment of debt of $464 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260 and $204, respectively. In addition, the Company recorded additional debt discount of $2,707 related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1,390 related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

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

As of September 30, 2013, the 2011 Term Loan Facility has a gross principal balance of $315,743 and a balance of $311,056, net of unamortized debt discount of $4,687 which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of September 30, 2013, the unamortized balance of debt issuance costs of $4,439 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2013, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $5,167. The unutilized portion of the 2011 Revolving Loan Facility as of September 30, 2013 was $44,833.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of

September 30, 2013, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments may be reduced by voluntary prepayments. As a result of the $15,000 voluntary prepayment on August 28, 2012 and maintaining a leverage ratio greater than 2.75:1.00, the Company was not required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013. As of December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013, TSI, LLC had a total leverage ratio of 3.00:1.00, 3.04:1.00, 2.98:1.00, and 3.08:1.00, respectively. As of September 30, 2013, TSI LLC had made a total of $44,257 in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio, as defined, of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40,000 for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50,000 for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of September 30, 2013 with a total leverage ratio of 3.08:1.00 and an interest expense coverage ratio of 4.51:1.00. For the twelve month period ending September 30, 2013, TSC, LLC had capital expenditures totaling $29,870.

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

Fair Market Value

Based on quoted market prices of similar debt instruments, the 2011 Term Loan Facility had a fair value of approximately $319,295 and $322,058 at September 30, 2013 and December 31, 2012, respectively and is classified within level 2 of the fair value hierarchy.

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

Effective July 13, 2011, the Company entered into an interest rate swap arrangement which effectively converted $150,000 of its variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 2.0%, or a total fixed rate of 7.5%, on this $150,000 when including the applicable 5.50% margin. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 2.0% to 1.8%, or a total fixed rate of 6.3% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extend the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.8% to 1.7%, or a total of 6.2% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160,000 of the Company’s total variable rate debt of $315,743. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of income. For the three and nine months ended September 30, 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method, with the ineffective portion of the hedge, if any, being reported in the Company’s condensed consolidated statements of income. There was no hedge ineffectiveness during the three and nine months ended September 30, 2013. The amount related to hedge ineffectiveness for the three and nine months ended September 30, 2012 was de minimis.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of September 30, 2013	$1,073	$—	$1,073	$—

The swap contract liability of $1,073 is recorded as a component of other liabilities with an offset to accumulated other comprehensive income ($606, net of taxes) on the accompanying condensed consolidated balance sheet as of September 30, 2013.

There were no significant reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2013 and 2012 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at September 30, 2013 will be reclassified into earnings within the next 12 months.

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of September 30, 2013, $47,801 of the cash and cash equivalents balance of $67,961 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding — basic	24,101,239	23,581,631	24,007,310	23,331,877
Effect of dilutive share based awards	619,272	604,867	605,926	683,870

Weighted average number of common shares outstanding — diluted	24,720,511	24,186,498	24,613,236	24,015,747

Earnings per share:
Basic	$0.11	$0.13	$0.54	$0.53
Diluted	$0.10	$0.13	$0.53	$0.52

For the three and nine months ended September 30, 2013, the Company did not include stock options to purchase 269,000 shares and 272,139 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

For the three and nine months ended September 30, 2012, the Company did not include stock options to purchase 141,733 shares and 313,862 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

7. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option granted under this plan may not be less than the fair market value of common stock on the option grant date. As of September 30, 2013, there were 354,607 shares available to be issued under the 2006 Plan.

At September 30, 2013, the Company had 12,460 stock options outstanding under the 2004 Plan while the 2006 Plan had 1,168,426 stock options outstanding and 498,987 shares of restricted stock outstanding.

Stock Option Awards

The Company did not issue any stock option grants during the nine months ended September 30, 2013.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to stock options outstanding was $188 and $564 for the three and nine months ended September 30, 2013, respectively, and $113 and $409 for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, a total of $334 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.9 years.

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

The total compensation expense, classified within payroll and related on the condensed consolidated statements of income, related to restricted stock was $265 and $738 for the three and nine months ended September 30, 2013, respectively, and $105 and $262 for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, a total of $3,570 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.0 years.

Stock Grants

In the nine months ended September 30, 2013, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual and quarterly retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $15 and $290 for the three and nine months ended September 30, 2013, respectively, and $0 and $116 for the three and nine months ended September 30, 2012, respectively. Total shares issued during the nine months ended September 30, 2013 were:

Grant Date	Number of Shares	Price Per Share	Aggregate Grant Date Fair Value
January 16, 2013	24,280	$10.09	$245
March 25, 2013	1,622	$9.25	$15
June 24, 2013	1,418	$10.58	$15
September 24, 2013	1,208	$12.42	$15

8. Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such assets and their fair values, calculated using discounted cash flows, is recognized. In the three months ended September 30, 2013, the Company tested eight underperforming clubs and recorded an impairment loss of $439 on leasehold improvements and furniture and fixtures at one of these clubs that experienced decreased profitability and sales levels below expectations. The seven other clubs tested that did not have impairment charges had an aggregate of $19,895 of net leasehold improvements and furniture and fixtures remaining as of September 30, 2013. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2013 to determine if fixed asset impairment charges will be necessary. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. In the nine months ended September 30, 2013, the Company recorded a total of $567 of impairment losses at two clubs compared to an impairment loss of $239 recorded at one club in the nine months ended September 30, 2012.

The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which expenditures are estimated at approximately 1% to 3% of total revenues depending upon the conditions and needs of a given club.

9. Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of September 30, 2013, the WSC and PSC regions do not have goodwill balances.

The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

The Company’s current year annual goodwill impairment test as of February 28, 2013 was performed using the two-step goodwill impairment analysis. Under this approach, goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company concluded that it did not have a goodwill impairment charge in the reporting units with remaining goodwill.

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

The Company’s next annual impairment test will be performed as of February 28, 2014 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There have been no triggering events since the annual impairment test as of February 28, 2013.

The changes in the carrying amount of goodwill from December 31, 2012 through September 30, 2013 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,403	$15,766	$1,284	$3,982	$52,435
Less: accumulated amortization	—	(15,766)	—	(3,845)	(19,611)

Balance as December 31, 2012	31,403	—	1,284	137	32,824
Acquired goodwill (Refer to Note 10, Acquisitions)	—	9	—	—	9
Changes due to foreign currency exchange rate fluctuations	—	—	17	—	17

Balance as of September 30, 2013	$31,403	$9	$1,301	$137	$32,850

As of December 31, 2012, all intangible assets were fully amortized. Intangible assets were acquired in connection with the Company’s recent acquisitions during the nine months ended September 30, 2013. Amortization expense for the three and nine months ended September 30, 2013 was $125 and $185, respectively.

Intangible assets as of September 30, 2013 are as follows:

	As of September 30, 2013
	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Membership lists	$11,344	$(10,580)	$764
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(16)	234
Trade names	40	(1)	39
Other	23	(23)	—

	$13,165	$(12,128)	$1,037

10. Acquisitions

The following acquisitions were completed during the nine months ended September 30, 2013 and were accounted for using the acquisition method of accounting in accordance with FASB guidance. Under the acquisition method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. None of the acquisitions individually or in the aggregate were material to the financial position, results of operations or cash flows of the Company; therefore pro forma financial information has not been presented. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition.

Acquisition on March 15, 2013

On March 15, 2013, the Company acquired an existing fitness club in Manhattan, New York for a purchase price of $560. The purchase price allocation resulted in fixed assets related to leasehold improvements of $458, definite lived intangible assets related to member lists of $102 and a deferred revenue liability of $56, for a net cash purchase price of $504. Acquisition costs incurred in connection with this acquisition during the nine months ended September 30, 2013 were approximately $95 and are included in general and administrative expenses in the accompanying condensed consolidated statements of income.

Acquisition on May 17, 2013

On May 17, 2013, the Company acquired all of the Fitcorp clubs in Boston, which includes five clubs and four managed sites for a purchase price of $3,175 and a net cash purchase price of $2,435. Acquisition costs incurred in connection with the Fitcorp acquisition during the nine months ended September 30, 2013 were approximately $213 and are included in general and administrative expenses in the accompanying condensed consolidated statements of income. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary allocations may occur as additional information concerning asset and liability valuations are finalized.

Acquisition on
May 17, 2013
Allocation of purchase price:
Other assets	$90
Fixed assets related to leasehold improvements	2,289
Goodwill	9
Definite lived intangible assets:
Membership lists	830
Management contracts	250
Trade names	40
Deferred revenue	(630)
Other liabilities	(443)

Total allocation of purchase price	$2,435

The goodwill recognized represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed. The goodwill is primarily attributable to the avoided costs of acquiring the assembled workforce and is not deductible for tax purposes. The definite lived intangible assets acquired will be amortized in accordance with the Company’s accounting policy with the membership lists amortized over the estimated average membership life of 23 months, management contracts amortized over their estimated contractual lives of between nine to 11 years and trade names amortized over their estimated useful lives.

11. Income Taxes

The Company recorded a provision for corporate income taxes of $7,767 and $7,524 for the nine months ended September 30, 2013 and 2012, respectively, reflecting an effective income tax rate of 37% and 38%, respectively. The Company’s 2013 and 2012 forecasted annual effective tax rates of 38% and 39% at September 2013 and September 2012, respectively, were favorably impacted by approximately 5% in each period due to tax benefits derived from the captive insurance arrangement.

As of September 30, 2013, $750 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in future periods. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had accruals for interest net of the federal tax benefit as of September 30, 2013 and 2012 of $341 and $289, respectively. In 2013, the total amount of the unrecognized tax benefits, including related interest accruals, could be realized by the Company if the income tax returns are no longer subject to audit during 2013.

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

As of September 30, 2013, the Company has net deferred tax assets of $26,710. The state net deferred tax asset balance as of September 30, 2013 is $20,843. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company was profitable for the years ended December 31, 2012 and December 31, 2011 and the Company was profitable for the nine months ended September 30, 2013 and expects to be in a three year cumulative income position as of December 31, 2013 for both federal and most state jurisdictions. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has federal and state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2013 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict, and on May 6, 2013, Ajilon filed its notice of appeal, appealing the verdict. The appeals were perfected and remain pending.

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

13. Other

During the nine months ended September 30, 2013, the Company collected $3,194 of insurance proceeds, the majority of which related to insurance claims covering certain clubs that were damaged and suffered losses in connection with Hurricane Sandy.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2013, the Company, through its subsidiaries, operated 162 fitness clubs. Our clubs collectively served approximately 507,000 members, including 42,000 members under our restricted student and teacher memberships as of September 30, 2013. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2013, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 29 clubs in the Boston region under our “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2013. In addition, we owned and operated three clubs in Switzerland as of September 30, 2013. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

On May 17, 2013, we completed the acquisition of the assets of the Fitcorp clubs in Boston, which included five clubs and four managed sites. We also completed an acquisition on March 15, 2013 of a single club in Manhattan. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition. These acquisitions were not material to the financial condition, results of operations or cash flows of the Company.

Revenue and operating expenses

We have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 79.2% of our total revenue for the nine months ended September 30, 2013. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•	Ancillary club revenue: For the nine months ended September 30, 2013, we generated 14.2% of our revenue from personal training and 5.6% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to focus on opportunities to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.0% of our total revenue for the nine months ended September 30, 2013) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as fees and other revenue.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In both the three months ended September 30, 2013 and 2012, our monthly average attrition rate was 3.7%.

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

As of September 30, 2013, 160 of our existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two clubs in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at three fitness clubs located in colleges and universities and four additional managed sites acquired with the Fitcorp acquisition on May 17, 2013, in which we have no equity interest.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2012, the full-year 2012 and the first, second and third quarters of 2013.

	2012					2013
	Q1	Q2	Q3	Q4	Full- Year	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	158	158	158	158	158	158	157	162
Acquired clubs	—	—	—	—	—	1	5	—
Clubs closed, relocated or merged	—	—	—	—	—	(2)	—	(2)

Wholly owned clubs at end of period	158	158	158	158	158	157	162	160

Total clubs operated at end of period (1)(2)	160	160	160	160	160	159	164	162

(1)	Club count for the fourth quarter of 2012 included two clubs that were closed due to damages sustained from Hurricane Sandy. One of the two damaged clubs permanently closed during the first quarter of 2013 and one has remained temporarily closed.
(2)	Includes wholly-owned and partly-owned clubs. In addition to the above, during the periods presented, we managed three university fitness clubs in which we did not have an equity interest as well as four additional managed locations that were acquired as part of the acquisition of Fitcorp in May 2013.

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

2012
Three months ended March 31, 2012	4.5%
Three months ended June 30, 2012	2.1%
Three months ended September 30, 2012 (a)	1.0%
Three months ended December 31, 2012	(1.1)%
2013
Three months ended March 31, 2013	(2.4)%
Three months ended June 30, 2013	(1.7)%
Three months ended September 30, 2013	(1.7)%

(a)	Comparable club revenue for the third quarter of 2012 excludes $1.2 million of additional fees and other revenue realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser.

The recent comparable club revenue declines experienced since the fourth quarter of 2012 is primarily due to the impact of membership declines as well as decreases in ancillary club revenues. We experienced an overall member loss of 12,000 during the fourth quarter of 2012, with full-year 2012 member loss of 13,000, or a 2.5% decline, from December 31, 2011 to December 31, 2012. Comparable club revenue decreased 1.7% in the three months ended September 30, 2013 as compared to the prior year. Memberships at our comparable clubs were down 3.0% which was partially offset by a 1.1% increase in the price of our dues and fees and a 0.2% increase in the combined effect of ancillary club revenue, initiation fees and other revenue.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.1	36.5	37.0	37.3
Club operating	38.7	38.7	37.5	37.3
General and administrative	6.2	4.7	5.9	4.9
Depreciation and amortization	10.7	10.2	10.4	10.2
Insurance recovery related to damaged property	(0.6)	—	(0.9)	—
Impairment of fixed assets	0.4	0.2	0.2	0.1

	92.5	90.3	90.1	89.8

Operating income	7.5	9.7	9.9	10.2
Loss on extinguishment of debt	—	0.8	—	0.3
Interest expense	4.7	5.4	4.5	4.9
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)	(0.5)

Income before provision for corporate income taxes	3.3	4.0	5.9	5.5

Provision for corporate income taxes	1.1	1.4	2.2	2.1

Net income	2.2%	2.6%	3.7%	3.4%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$89,251	76.3%	$90,661	75.8%	(1.6)%
Joining fees	3,636	3.1%	3,014	2.5%	20.6%

Membership revenue	92,887	79.4%	93,675	78.3%	(0.8)%

Personal training revenue	16,402	14.0%	15,623	13.1%	5.0%
Other ancillary club revenue (1)	6,350	5.4%	8,067	6.7%	(21.3)%

Ancillary club revenue	22,752	19.4%	23,690	19.8%	(4.0)%
Fees and other revenue (2)	1,403	1.2%	2,247	1.9%	(37.6)%

Total revenue	$117,042	100.0%	$119,612	100.0%	(2.1)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 2.1% in the three months ended September 30, 2013 compared to the same period in the prior year, as a result of decreases in both membership revenue and ancillary club revenue. The three months ended September 30, 2012 included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, revenue decreased $3.5 million at our clubs opened or acquired prior to September 30, 2011 and decreased $1.1 million with respect to the four clubs that were closed subsequent to June 30, 2012 (during the first and third quarters of 2013) and one club that remains temporarily closed due to damages sustained from Hurricane Sandy. These decreases were partially offset by a $2.0 million increase in revenue from our clubs that were opened or acquired subsequent to September 30, 2011.

Membership dues revenue decreased $1.4 million, or 1.6%, in the three months ended September 30, 2013 compared to the same period in the prior year due primarily to a decline in memberships.

Joining fees revenue increased $622,000, or 20.6%, in the three months ended September 30, 2013 compared to the same period in the prior year. The increase in joining fees was, in part, due to the effect of the lower estimated average membership life of 23 months for unrestricted members during the three months ended September 30, 2013 compared to a higher estimated average membership life of 28 months during the three months ended September 30, 2012. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $779,000, or 5.0%, in the three months ended September 30, 2013 compared to the same period in the prior year driven by the success of our personal training membership product which was launched in June 2011 with single session membership product offerings and further expanded in 2012 and 2013 with multi-session personal training membership products.

Other ancillary club revenue decreased $1.7 million, or 21.3%, in the three months ended September 30, 2013 compared to the same period in the prior year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training classes.

Comparable club revenue decreased 1.7% in the three months ended September 30, 2013 as compared to the prior year. Memberships at our comparable clubs were down 3.0% which was partially offset by a 1.1% increase in the price of our dues and fees and a 0.2% increase in the combined effect of ancillary club revenue, initiation fees and other revenue.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2013	2012	% Variance
Payroll and related	$43,433	$43,654	(0.5)%
Club operating	45,300	46,270	(2.1)%
General and administrative	7,245	5,641	28.4%
Depreciation and amortization	12,549	12,148	3.3%
Insurance recovery related to damaged property	(694)	—	N/A %
Impairment of fixed assets	439	239	83.7%

Operating expenses	$108,272	$107,952	0.3%

Operating expenses for the three months ended September 30, 2013 increased $320,000, or 0.3%, compared to the three months ended September 30, 2012. The total months of club operation was relatively flat for the three months ended September 30, 2013 at 479 months compared to 480 months in the prior year. Excluding the $694,000 of insurance proceeds received during the three months ended September 30, 2013 primarily in connection with property damaged by Hurricane Sandy, operating expenses increased $1.0 million, or 0.9% due primarily to the following factors:

Payroll and related. Payroll and related expenses for the three months ended September 30, 2013 was relatively flat to the three months ended September 30, 2012. As a percentage of total revenue, payroll and related expenses increased to 37.1% in the three months ended September 30, 2013 from 36.5% in the three months ended September 30, 2012.

Club operating. Club operating expenses decreased $970,000, or 2.1%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was principally attributable to the following:

•	Electric utilities expense decreased $350,000 in the three months ended September 30, 2013 compared to the same period in the prior year primarily as a result of the milder weather and therefore lower electricity consumption.

•	Repairs and maintenance expense decreased $390,000 in the three months ended September 30, 2013 compared to the same period in the prior year due to a decline in expenses for repair work on heating, ventilation and air conditioning systems at our clubs.

As a percentage of total revenue, club operating expenses in the three months ended September 30, 2013 was flat to the prior year at 38.7%.

General and administrative. General and administrative expenses increased $1.6 million, or 28.4%, in the three months ended September 30, 2013 compared to the same period last year. This was primarily due to a $691,000 increase in insurance expense, due in part to favorable loss reserve adjustments in the prior year, as well as a $514,000 increase in consulting and computer maintenance expenses related to the implementation of our new club operating system.

Depreciation and amortization. In the three months ended September 30, 2013 compared to the same period last year, depreciation and amortization expense increased by $401,000, or 3.3%, due primarily to the effect of additions to our depreciable asset base from the recent club acquisitions of fixed assets and intangible assets earlier in 2013 as well as capitalized software related costs in connection with the implementation of our new club operating system.

Impairment of fixed assets. For the three months ended September 30, 2013, we recorded an impairment loss of $439,000 on fixed assets at one underperforming club. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. During the three months ended September 30, 2012, we recorded an impairment loss of $239,000 on fixed assets at an underperforming club.

Interest expense

Interest expense decreased $1.0 million, or 15.6%, in the three months ended September 30, 2013 compared to the same period last year. Interest expense in the three months ended September 30, 2012 included financing related fees of $1.4 million paid in connection with the August 22, 2012 debt repricing which reduced interest rates on our term loan facility by 125 basis points.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $1.3 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, reflecting an effective tax rate of 33% and 34%, respectively. Our 2013 and 2012 forecasted annual effective tax rates of 38% and 39% at September 2013 and 2012, respectively, were favorably impacted by approximately 5% in each period due to tax benefits derived from the captive insurance arrangement. Our provision for the three months ended September 30, 2012 included a discrete tax benefit of $435,000 related to the loss on extinguishment of debt recorded in connection with the August 2012 debt repricing and voluntary prepayment of $15.0 million on our term loan facility and a discrete tax benefit of $182,000 that primarily related to the adjustment of estimated jurisdictional tax rates in effect in 2012.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$270,875	76.0%	$276,868	75.9%	(2.2)%
Joining fees	11,284	3.2%	8,266	2.3%	36.5%

Membership revenue	282,159	79.2%	285,134	78.2%	(1.0)%

Personal training revenue	50,447	14.2%	50,869	13.9%	(0.8)%
Other ancillary club revenue (1)	19,962	5.6%	23,900	6.6%	(16.5)%

Ancillary club revenue	70,409	19.8%	74,769	20.5%	(5.8)%
Fees and other revenue (2)	3,750	1.0%	4,862	1.3%	(22.9)%

Total revenue	$356,318	100.0%	$364,765	100.0%	(2.3)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 2.3% in the nine months ended September 30, 2013 compared to the same period in the prior year, as a result of decreases in both membership revenue and ancillary club revenue. The nine months ended September 30, 2012 included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, revenue decreased $8.5 million at our clubs opened or acquired prior to September 30, 2011 and decreased $2.8 million with respect to the four clubs that were closed subsequent to December 31, 2011 (during the first and third quarter of 2013) and one club that remains temporarily closed due to damages sustained from Hurricane Sandy. These decreases were partially offset by a $3.0 million increase in revenue from our clubs that were opened or acquired subsequent to September 30, 2011.

Membership dues revenue decreased $6.0 million, or 2.2%, in the nine months ended September 30, 2013 compared to the same period in the prior year due primarily to a decline in memberships.

Joining fees revenue increased $3.0 million, or 36.5%, in the nine months ended September 30, 2013 compared to the same period in the prior year. The increase in joining fees was, in part, due to the effect of the lower estimated average membership life of 25 months, 24 months and 23 months for unrestricted members during the three month periods ended March 31, 2013, June 30, 2013, and September 30, 2013, respectively, compared to 28 months during the nine months ended September 30, 2012. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue decreased 0.8% in the nine months ended September 30, 2013 compared to the same period in the prior year while other ancillary club revenue decreased 16.5% in the nine months ended September 30, 2013 compared to the same period in the prior year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training classes.

Comparable club revenue decreased 1.9% for the nine months ended September 30, 2013 as compared to the prior year period. Memberships at our comparable clubs were down 2.8% and the combined effect of ancillary club revenue, joining fees and other revenue decreased 0.2%. These decreases were partially offset by a 1.1% increase in the price of our dues and fees.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2013	2012	% Variance
Payroll and related	$131,986	$136,293	(3.2)%
Club operating	133,616	136,012	(1.8)%
General and administrative	20,985	17,709	18.5%
Depreciation and amortization	37,108	37,427	(0.9)%
Insurance recovery related to damaged property	(3,194)	—	N/A %
Impairment of fixed assets	567	239	137.2%

Operating expenses	$321,068	$327,680	(2.0)%

Operating expenses for the nine months ended September 30, 2013 decreased $6.6 million, or 2.0%, compared to the nine months ended September 30, 2012. The total months of club operation decreased 1.3% for the nine months ended September 30, 2013 to 1,433 months compared to 1,452 months in the prior year. Excluding the $3.2 million of insurance proceeds received during the nine months ended September 30, 2013 primarily in connection with property damaged by Hurricane Sandy, operating expenses decreased $3.4 million or 1.0% due primarily to the following factors:

Payroll and related. Payroll and related expenses decreased $4.3 million, or 3.2%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was due to decreases in personal training payroll, decreases in commissions and bonuses, and decreases in management incentive bonuses. As a percentage of total revenue, payroll and related expenses was relatively flat at 37.0% in the nine months ended September 30, 2013 compared to 37.3% in the nine months ended September 30, 2012.

Club operating. Club operating expenses decreased $2.4 million, or 1.8%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease was principally attributable to the following:

•	Rent and occupancy expenses decreased $868,000 in the nine months ended September 30, 2013 compared to the same period in the prior year. This decrease included a $2.2 million decrease related to four of our clubs that closed after December 31, 2011 and included the unwinding of deferred rents related to these club closures. In addition, the decrease includes one club that remains closed as a result of damages sustained from Hurricane Sandy. These decreases were partially offset by a $935,000 increase in rent and occupancy costs at our clubs that opened prior to December 31, 2011, net of a $254,000 decrease related to the reduction of rental space at one location.

•	Electric utilities expense decreased $1.2 million in the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to lower electricity consumption as a result of the milder weather and to a lesser extent favorable electricity rates resulting from changes in our electricity suppliers.

As a percentage of total revenue, club operating expenses was relatively flat to the prior year at 37.5% in the nine months ended September 30, 2013 compared to 37.3% in the nine months ended September 30, 2012.

General and administrative. General and administrative expenses increased $3.3 million, or 18.5%, in the nine months ended compared to the same period in 2012. This increase was primarily due to a $1.7 million increase in insurance expense, due in part to favorable loss reserve adjustments in the prior year, as well as a $717,000 increase in consulting and computer maintenance expenses related to the implementation of the new club operating system. General and administrative expenses in the nine months ended September 30, 2013 also includes $308,000 of fees related to our club acquisitions in Manhattan and Boston during the first and second quarters of 2013.

As a percentage of total revenue, general and administrative expenses increased to 5.9% in the nine months ended September 30, 2013 from 4.9% in the nine months ended September 30, 2012.

Depreciation and amortization. In the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, depreciation and amortization expense decreased primarily due to a decline in our depreciable fixed asset base. Contributing to this decline was our limited number of club openings over the past three years. Modest decreases in depreciation expense were offset by an increase in depreciation expense of $331,000 at a single club where we reduced rental space for the location.

Impairment of fixed assets. For the nine months ended September 30, 2013, the Company recorded an impairment loss of $567,000 on fixed assets related to two underperforming clubs. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of income. During the nine months ended September 30, 2012, we recorded an impairment loss of $239,000 on fixed assets at one underperforming club.

Interest expense

Interest expense decreased $1.7 million, or 9.5%, in the nine months ended September 30, 2013 compared to the same period last year. Interest expense in the nine months ended September 30, 2012 included financing related fees of $1.4 million paid in connection with the August 22, 2012 debt repricing which reduced interest rates on our term loan facility by 125 basis points.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $7.8 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively, reflecting an effective tax rate of 37% and 38%, respectively. Our 2013 and 2012 forecasted annual effective tax rates of 38% and 39% at September 2013 and September 2012, respectively, were favorably impacted by approximately 5% in each period due to tax benefits derived from the captive insurance arrangement. Our provision for the nine months ended September 30, 2012 included a discrete tax benefit of $225,000 related to the loss on extinguishment of debt recorded in connection with the August 2012 debt repricing and adjustments to prior year estimated jurisdictional tax rates.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, special dividend payments, and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that we can satisfy our debt obligations and capital expenditure requirements primarily with cash on hand, cash flow from operations and our borrowing arrangements for at least the next 12 months.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 increased $6.5 million compared to the nine months ended September 30, 2012. This increase was driven by a decrease in cash paid for interest of $2.9 million and cash flows resulting from the timing of certain payments and collections made associated with our accounts payable, accrued expenses, accounts receivable and deferred membership costs. The decrease in accounts receivable was primarily due to a change in our collection policy effective January 1, 2013, related mainly to personal training session sales.

Investing Activities. Net cash used in investing activities increased $7.1 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Investing activities in the nine months ended September 30, 2013 and 2012 consisted of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment. Investing activities in the nine months ended September 30, 2013 also consisted of $2.9 million of net cash paid for the acquisition of clubs. The increases in cash used in investing activities related for capital expenditures and acquisitions during the nine month ended September 30, 2013 were partially offset by insurance proceeds of $3.2 million primarily in connection with insurance recoveries related to property damages from Hurricane Sandy.

For the year ending December 31, 2013, we currently plan to invest $34.0 million to $37.0 million in capital expenditures compared to $22.5 million of capital expenditures in 2012. This amount includes approximately $10.0 million to $12.0 million related to potential 2013 and 2014 club openings, inclusive of amounts for our acquisition of the Fitcorp chain in Boston and planned renovations at these clubs as well as the single club acquired in Manhattan. The total capital expenditures also includes approximately $17.0 million to $18.0 million to continue enhancing or upgrading existing clubs and approximately $4.5 million to $5.0 million principally related to major renovations at clubs with recent lease renewals and to upgrade our in-club entertainment system network. We also expect to invest approximately $2.5 million to $3.5 million to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations and available cash on hand.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2013 was $82,000 compared to net cash used in financing activities of $36.4 million for the nine months ended September 30, 2012. In the nine months ended September 30, 2013, we were not required to make the regularly scheduled quarterly principal payments pursuant to our term loan facility as a result of a voluntary prepayment made in August 2012 of $15.0 million. Regularly scheduled required payments will resume on December 31, 2013. In addition, the second amendment to our credit facility in November 2012 waived the requirement to pay the excess cash flow payment that was due on March 31, 2013.

In the nine months ended September 30, 2012, we made principal payments of $36.0 million on the term loan facility, of which $15.0 million was related to the voluntary prepayment made in August 2012. In connection with the repricing Amendment in August 2012, we paid related financing costs of $2.7 million. These payments were partially offset by $2.3 million of proceeds from the exercise of stock options.

As of September 30, 2013, we had $68.0 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of September 30, 2013 approximately $47.8 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of September 30, 2013, our total gross consolidated debt was $315.7 million. This substantial amount of debt could have significant consequences, including the following:

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

2011 Senior Credit Facility

On May 11, 2011, TSI, LLC entered into a $350.0 million senior secured credit facility (“2011 Senior Credit Facility”). The 2011 Senior Credit Facility consisted of a $300.0 million term loan facility (“2011 Term Loan Facility”) and a $50.0 million revolving loan facility (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an original issue discount (“OID”) of 1.0% or $3.0 million. The OID was recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. On May 11, 2011, debt issuance costs related to the 2011 Senior Credit Facility were $8.1 million, of which $7.3 million are being amortized as interest expense, and are included in other assets in the accompanying condensed consolidated balance sheets. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility, to pay the redemption price for all of our outstanding 11% senior discount notes due in 2014, and to pay related fees and expenses. None of the revolving facility was drawn upon as of the closing date on May 11, 2011, but loans under the 2011 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2011 Senior Credit Facility. The 2011 Term Loan Facility matures on May 11, 2018, and the 2011 Revolving Loan Facility matures on May 11, 2016. The borrowings under the 2011 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by the Company, TSI, LLC and the wholly-owned domestic subsidiaries of TSI, LLC.

On August 22, 2012, TSI, LLC entered into a First Amendment (the “First Amendment”) to the 2011 Senior Credit Facility. The First Amendment reduced the then-current interest rates on the 2011 Term Loan Facility by 125 basis points by reducing the applicable margin on the initial term loans from 4.50% to 3.50% for base rate loans and from 5.50% to 4.50% for Eurodollar loans and reduced the interest rate floor on the initial term loans from 2.50% to 2.25% for base rate loans and from 1.50% to 1.25% for Eurodollar loans. The First Amendment also converted the existing voluntary prepayment penalty provision from a “101 hard call” provision (which requires the payment of a 1.00% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which requires the payment of a 1.00% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) that ended in August 2013, and was subsequently extended to November 14, 2013 by a second amendment on November 14, 2012. All other principal provisions, including maturity and covenants under our existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13.8 million were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the three months ended September 30, 2012, we recorded a loss on extinguishment of debt of $464,000 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260,000 and $204,000, respectively. In addition, we recorded additional debt discount of $2.7 million related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1.4 million related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

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

As of September 30, 2013, the 2011 Term Loan Facility has a gross principal balance of $315.7 million and a balance of $311.1 million, net of unamortized debt discount of $4.7 million which is comprised of the original issue discounts from the original debt issuance date of May 11, 2011 and the additional debt discounts recorded in connection with the First and Second Amendments. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of September 30, 2013, the unamortized balance of debt issuance costs of $4.4 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2013, there were no outstanding 2011 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $5.2 million. The unutilized portion of the 2011 Revolving Loan Facility as of September 30, 2013 was $44.8 million.

Borrowings under the 2011 Term Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 3.5% or its Eurodollar rate plus 4.5%, each as defined in the 2011 Senior Credit Facility, as amended. The Eurodollar rate has a floor of 1.25% and the base rate has a floor of 2.25% with respect to the outstanding term loans. As of September 30, 2013, the interest rate was 5.75%. TSI, LLC is required to pay 0.25% of principal per quarter, in respect of such loans. If, as of the last day of any fiscal quarter of TSI Holdings, the total leverage ratio, as defined, is greater than 2.75:1.00, TSI, LLC is required to pay 1.25% of principal. Pursuant to the terms of the 2011 Senior Credit Facility, as amended, these regularly scheduled required quarterly principal payments may be reduced by voluntary prepayments. As a result of the $15.0 million voluntary prepayment on August 28, 2012 and maintaining a leverage ratio greater than 2.75:1.00, we were not required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013 with an estimated principal payment of approximately $4.5 million to be paid on December 31, 2013. As of December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, TSI, LLC had a total leverage ratio of 3.00:1.00, 3.04:1.00, 2.98:1.00 and 3.08:1.00, respectively. As of September 30, 2013, TSI LLC had made a total of $44.3 million in principal payments on the 2011 Term Loan Facility.

The terms of the 2011 Senior Credit Facility, as amended, provide for financial covenants which require TSI, LLC to maintain a total leverage ratio, as defined, of no greater than 4.50:1.00 effective March 31, 2012 and thereafter; an interest expense coverage ratio, as defined, of no less than 2.00:1.00; and a covenant that limits capital expenditures to $40.0 million for the four quarters ending in any quarter during which the total leverage ratio is greater than 3.00:1.00 and to $50.0 million for the four quarters ending in any quarter during which the ratio is less than or equal to 3.00:1.00 but greater than 2.50:1.00. This covenant does not limit capital expenditures if the ratio is less than or equal to 2.50:1.00. TSI, LLC was in compliance with these covenants as of September 30, 2013 with a total leverage ratio of 3.08:1.00 and an interest expense coverage ratio of 4.51:1.00. For the twelve month period ending September 30, 2013, TSI, LLC had capital expenditures totaling $29.9 million.

TSI, LLC may prepay the 2011 Term Loan Facility and 2011 Revolving Loan Facility without premium or penalty in accordance with the 2011 Senior Credit Facility, as amended, except that a prepayment premium of 1.0% is payable for any prepayments made prior to November 14, 2013 in connection with a repricing transaction that reduces the effective yield of the initial term loans, otherwise the 1.0% prepayment premium would not be applicable. Mandatory prepayments are required in certain circumstances relating to cash flow in excess of certain expenditures, asset sales, insurance recovery and incurrence of certain other debt. The 2011 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2011 Term Loan Facility balances. The excess cash flow is calculated as of December 31 and any required principal payment for excess cash flow shall be paid the following March 31. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flows. The applicable excess cash flow repayment percentage is 75% when the total leverage ratio, as defined in the 2011 Senior Credit Facility exceeds 3.00:1.00; 50% when the total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The calculation performed as of December 31, 2012 resulted in a total leverage ratio of 3.00:1.00. However, pursuant to the terms of the Second Amendment, a waiver was provided on the prepayment required to be paid using our excess cash flow for the year ended December 31, 2012. Based on our current forecasted expectations of earnings, changes in working capital, capital expenditures and debt levels, which are all subject to future changes, we currently estimate that the excess cash flow calculation as of December 31, 2013 would result in approximately $22.5 million payable on March 31, 2014.

On October 22, 2013, the Company announced that it was seeking to refinance the 2011 Senior Credit Facility with borrowings under a new credit facility and that, contingent upon the completion of such refinancing, that the Board of Directors may initiate a quarterly dividend program. Refer to the Form 8-K filed on October 22, 2013 for more information.

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

Effective July 13, 2011, we entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 2.0%, or a total fixed rate of 7.5%, on this $150.0 million when including the applicable 5.50% margin. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 2.0% to 1.8%, or a total fixed rate of 6.3% when including the applicable 4.50% margin on Eurodollar rate loans. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extend the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.8% to 1.7%, or a total of 6.2% when including the applicable 4.50% margin on Eurodollar rate loans. As of the incremental term loan borrowing date, the interest rate swap arrangement covered $160.0 million of our total variable rate debt of $315.7 million. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When a derivative is executed and hedge accounting is appropriate, it is designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of income. For the three and nine months ended September 30, 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method, with the ineffective portion of the hedge, if any, being reported in our condensed consolidated statements of income. There was no hedge ineffectiveness during the three and nine months ended September 30, 2013. The amount related to hedge ineffectiveness for the three and nine months ended September 30, 2012 was de minimis.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of September 30, 2013 were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$315,743	$40,500	$17,777	$257,466	$—
Interest payments on long-term debt (2)	73,125	18,077	31,362	23,686	—
Operating lease obligations (3)	655,823	88,358	167,958	137,412	262,095

Total contractual obligations	$1,044,691	$146,935	$217,097	$418,564	$262,095

Notes:

(1)	As a result of the $15.0 million voluntary prepayment on August 28, 2012 and maintaining a leverage ratio greater than 2.75:1.00, we were not required to pay the regularly scheduled quarterly principal payments for the period beginning September 30, 2012 through September 30, 2013, with regularly scheduled required payments resuming on December 31, 2013.
(2)	Based on interest rates on the 2011 Term Loan Facility and the interest rate swap agreement as of September 30, 2013.
(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

In recent years, we have typically operated with a working capital deficit. We had working capital deficit of $3.9 million at September 30, 2013, as compared with a working capital deficit of $7.8 million at December 31, 2012. Major components of our working capital deficit on the current liability side are deferred revenues, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. These current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue might not be held as cash and cash equivalents, but may be used for our business needs, including financing and investing commitments, which contributes to the working capital deficit. The current portion of deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $36.5 million and $37.1 million at September 30, 2013 and December 31, 2012, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open or increase membership, this consequently increases the level of payments received in advance, and we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services, a decline in members or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset working capital deficits. Any working capital deficits in future periods, as in the past, are expected to be funded using cash on hand, cash flows from operations and borrowings under our 2011 Senior Credit Facility, as amended. We believe that these sources will be sufficient to cover such future deficits.

Recent Changes in or Recently Issued Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other reports and documents filed with the SEC. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the ability of the Company to successfully renegotiate a refinancing of its existing senior secured credit facility on acceptable terms, the actual declaration, amount, timing and payment of any dividend, the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our debt is impacted by fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2011 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of September 30, 2013, we had $315.7 million of outstanding borrowings under our 2011 Term Loan Facility. Of this variable rate debt, $160.0 million is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of September 30, 2013, a hypothetical 100 basis point interest increase would not have affected interest expense for the three months ended September 30, 2013, as the variable rate debt contains a Eurodollar floor of 1.25%.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict, and on May 6, 2013, Ajilon filed its notice of appeal, appealing the verdict. The appeals were perfected and remain pending.

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

DATE: October 24, 2013

	By:	/s/ Daniel Gallagher
Daniel Gallagher
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase