Form 10-K
period 2013-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2014-03-14
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $194.1 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.

As of February 27, 2014, there were 24,092,016 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed not later than April 30, 2014, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our future expectations regarding the sale of the property located at East 86th Street, New York, future financial results and performance, potential sales revenue, legal contingencies and tax benefits and contingencies, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission (“SEC”). You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of these words or other comparable words. These statements are subject to various risks, and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate club acquisitions, the ability to close the sale of the property located at East 86th Street, New York, environmental initiatives, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other SEC filings by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

Item 1.     Business

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “Town Sports”, “TSI”, “the Company”, “we”, “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, references to “TSI Holdings” refers to Town Sports International Holdings, Inc., and references to “TSI, LLC” refer to Town Sports International, LLC, our wholly-owned operating subsidiary.

General

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and the third largest fitness club owner and operator in the U.S., in each case based on the number of clubs. As of December 31, 2013, the Company, through its subsidiaries, operated 162 fitness clubs under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). As of December 31, 2013, these clubs collectively served approximately 497,000 members, including approximately 41,000 members under our restricted student and teacher membership programs. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2013, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 29 clubs in the Boston region under our “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2013. In addition, we owned and operated three clubs in Switzerland as of December 31, 2013. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

We currently offer three principal types of memberships in our clubs, “Passport,” which offers access to all clubs at all times, “Core,” which offers access to a single home club at all times, and “Restricted” memberships, which is a favorably priced, restricted month-to-month membership offering access to a single home club during all operating hours except 4:30pm to 7:30pm, Monday through Thursday, otherwise a usage fee applies. Members, excluding restricted members, can elect to commit to a minimum contract period of one year in order to benefit from reduced joining fees. Alternatively, our memberships are available on a month-to-month basis. These membership types are described in further detail in the Sales discussion that follows.

Over our 40-year history since 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 21,000 square feet, while our multi-recreational clubs average approximately 37,000 square feet. The aggregate average size of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.

As the fitness industry continues to see a rise in popularity of private studio offerings, we intend to offer our own private studio brand called the Boutique Fitness Experience (“BFX Studio”) with our first unit opening in the first half of 2014 with expectations to open a total of two to four BFX Studio units during 2014. This three-dimension luxury studio brand will take advantage of the rise in consumer demand for studio experiences. Our BFX Studio will include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. Our BFX Studio will be staffed with high caliber instructors in each of the three core offerings and the studios will be designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. We estimate that this studio concept will require approximately 7,500 to 10,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our traditional clubs.

Industry Overview

According to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”), total U.S. fitness club industry revenues increased at a compound annual growth rate of 3.1% from $18.7 billion in 2007 to $21.8 billion in 2012, with a 1.9% increase from 2011 to 2012. Total U.S. fitness club memberships increased at a compound annual growth rate of 3.9% from 41.5 million in 2007 to 50.2 million in 2012, with a 2.3% decline from 2011 to 2012 after reaching an all-time high of 51.4 million members in 2011. Although memberships declined in 2012 compared to 2011, revenue increased slightly due, in part, to the impact of non-membership revenue performance from niche and studio concepts. According to the IHRSA, the fitness industry is witnessing a shift in the exercise and preference of health club members. The club landscape now extends beyond the traditional, full-service fitness centers as studio concepts including boxing, yoga, Pilates, group cycling, barre, boot camps, CrossFit, and personal training, also shape the market.

According to the IHRSA, participation in health clubs has been growing over the past five years with 53.4 million Americans utilizing a health club in 2008, as compared to 58.5 million Americans utilizing a health club in 2012. Currently, approximately 17% of the total U.S. population belongs to a health club, leaving room for possible substantial growth in the industry and indicating a significant opportunity to convert these non-members to members. In 2012, the average number of days per year that health club members visited clubs was down 3.4% to 99.0 days after reaching an all time high of 102.5 days in 2011.

According to the IHRSA, demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The average age of a health club member in 2012 was 38 years old and more than one-third of health club members were between the ages of 18 and 34 years old. The greatest membership growth in the past few years has been in the demographic group ages 18 to 34, which has grown 31.4% from 2008 to 2012 and in the group ages 35 to 54, where membership grew 6.1% from 2008 to 2012. These two age groups made up approximately 70.0% of total U.S. health club members in 2012. The industry has also benefited from the aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness.

According to the Centers for Disease Control and Prevention, during the period from 1990 through 2010, there was a dramatic increase in obesity in the U.S. and rates remain high. State prevalence of obesity continues to remain high across the country in 2012, with no state with a prevalence of obesity less than 20.0%. In 2012, 41 states had a prevalence of 25% or more and 13 of these states had a prevalence of 30% or more. As healthcare costs continue to rise in the U.S., some of the focus on combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs for treating obesity related sicknesses.

As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.

Competitive Strengths

We believe the following competitive strengths are instrumental to our success:

Strong market position with leading brands.    Based on number of clubs, we are the third largest fitness club owner and operator in the U.S. and the largest fitness club owner and operator in the Northeast and Mid-Atlantic regions of the U.S. We are the largest fitness club owner and operator in our New York, Boston and Washington, D.C. regions, and the fourth largest owner and operator in our Philadelphia region. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.

Regional clustering strategy provides significant benefits to members and corporations.    By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 226,000, or 45%, of our members currently have a Passport Membership, including our corporate and group Passport Memberships, and because these memberships offer enhanced privileges and greater convenience, they generate higher monthly dues than our Core Membership in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2013, 40% of all club usage was by members visiting clubs other than their home clubs.

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

Expertise in site selection and development process.    We believe that our expertise in site selection and development provides an advantage over our competitors given the complex real estate markets in the metropolitan areas in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a rigorous process involving demographic and competitive analysis, financial modeling, site selection and negotiation of lease and acquisition terms to ensure that a potential location meets our criteria for a model club. We believe our flexible club formats are well suited to the challenging real estate environments in our markets. We currently have 162 clubs under operation that can easily adapt and respond to the changing demands of our customers. This flexibility allows us to compete against private studios with unique specialty offerings by adapting the space and formats in our own clubs to match the offerings provided by these private studios. An example of the use of this flexibility is evidenced in the installation of our UXF training zones within our clubs which was introduced in 2012 as part of our UXF launch. This training zone features an array of innovative equipment designed to maximize the member’s experience and support growth in personal training. As of December 31, 2013, UXF training zones have been installed in 126 clubs.

Expertise of senior management.    We believe that our senior management’s industry expertise, particularly that of our Chief Executive Officer, Robert Giardina, our President, Chief Operating Officer and Chief Financial Officer, Daniel Gallagher, and our Senior Vice President, Chief Information Officer, Paul Barron, provides us with a competitive advantage. Mr. Giardina has extensive knowledge of the fitness industry and over 30 years of experience with the Company. Mr. Giardina was appointed President and Chief Executive Officer in March 2010 and now serves as Chief Executive Officer. He originally joined the Company in 1981 and served as President and Chief Operating Officer from 1992 to 2001, and as Chief Executive Officer from January 2002 through October 2007. Mr. Gallagher joined the Company in February of 1999 as Vice President—Finance and served as the Company’s Chief Financial Officer since April 2008. Mr. Gallagher was recently promoted to President and Chief Operating Officer in January 2014. Prior to joining the Company, Mr. Gallagher’s experience included management roles at large public accounting firms including Coopers & Lybrand and PricewaterhouseCoopers. Mr. Barron joined the Company in February 2011 as Chief Information Officer. Prior to joining the Company, Mr. Barron’s experience included a vice president role at Newmarket International, a leading software company for hospitality sales automation and prior to that as a vice president of IT solutions at Starwood Hotels and Resorts. We believe that Mr. Giardina, Mr. Gallagher and Mr. Barron are highly talented and innovative executives who have strong strategic skills and leadership capabilities to lead the Company and execute its strategies.

Business Strategy

In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:

Build and acquire new clubs.    We plan to expand our club base through both designing and building clubs and through selective acquisitions. During 2013, we completed the acquisition of the Fitcorp clubs in Boston, which included five clubs and four managed sites. We also completed an acquisition of a single club in Manhattan. In 2014, our expected club openings are concentrated in the urban markets in our New York and Boston regions, with plans to open a combined five to six NYSC and BSC clubs in 2014. We also plan to open two to four new BFX Studio units. This will bring our total unit growth to seven to 10 units when including the BFX Studio units. We expect to fund our club expansion with cash on hand or through internally generated cash flows and, if needed, we can utilize borrowings under our revolving credit facility.

Build on our new Boutique Fitness Experience studio concept.    We plan to open a distinctive luxury studio brand in the first half of 2014. This three-product luxury studio brand will take advantage of the rise in consumer demand for studio experiences. Our BFX Studio will include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. Each BFX Studio is expected to be approximately 7,500 to 10,000 square feet and cost approximately $1.5 million to $2.25 million per studio.

Grow ancillary and other non-membership revenues.    We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members as well as capitalizing on the opportunities for other non-membership revenues such as in-club advertising and retail sales. Over the past five years, we have expanded the range of ancillary club services provided to members. Non-membership revenues have increased from $85.2 million, or 17.5% of revenues for the year ended December 31, 2009, to $97.1 million, or 20.6% of revenues for the year ended December 31, 2013. Personal training revenue, in particular, increased 16.5% over this five-year period and increased as a percentage of total revenue from 11.7% in 2009 to 14.1% in 2013. Our long-term goal is to generate approximately 20% of revenue from personal training. Our personal training offerings have expanded beyond the prepaid personal training sessions and now also include single or multi-session personal training membership products, originally introduced in 2011 and expanded in 2012 and 2013. We have also expanded our fee-based class offering to generate additional revenue. These offerings include our Ultimate Fitness Experience (“UXF”) class introduced in 2012. In addition, our fee-based Small Group Training programs include offerings such as Pilates Reformer Technique, Total Body Resistance Exercise (“TRX”) and Kettlebells, and our Signature Classes which include VBarre and Pilates Tower. We also offer Sports Clubs for Kids programs at select clubs. In 2014, we plan to remain focused on increasing our ancillary programs with continued improvements in training and hiring and building on ancillary programs such as our personal training membership product. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.

Retain members by focusing on the member experience.    Our Company’s mission is “Improving Lives Through Exercise.” We enact our mission through our “Ten Essentials,” which provide a clear road map for how we want our clubs to look and how we want to serve our members. This is the core of our member experience strategy and allows us to crystallize how we engage our staff to deliver a superior member experience. We tailor the hours of each club to the needs of the specific member demographic utilizing each club and offer a variety of ancillary services, including personal training, group classes, Small Group Training, Sports Clubs for Kids programs, and the XpressLine strength workout which is an eight-station total-body circuit workout designed to be used in 22 minutes and accommodates all fitness levels. We offer a variety of different sports facilities in each regional cluster of clubs; modern, varied and well-maintained exercise and fitness equipment; and an assortment of additional amenities including access to babysitting, sports massage and pro-shops. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; and continually increasing our attention to individual member needs, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership. To further ensure the member experience remains at a high quality, we provide member surveys to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall.

Provide state-of-the-art fitness equipment and services.    To help members develop and maintain a healthy lifestyle, train for athletic events or lose weight, each of our clubs has a large array of cardiovascular machines and resistance training equipment and free weights. Exercise equipment is positioned to allow for easy movement from machine to machine, facilitating a convenient and efficient workout. Equipment in these areas is generally arranged in long parallel rows that are labeled by muscle group, which allows members to conveniently customize their exercise programs and reduce downtime during their workouts. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We offer a large variety of group fitness classes at each club and these classes generally are at no additional cost to our members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes.

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

Brand awareness and preference is aided by a number of factors, including visibility of multiple retail locations and associated signage across each region, word-of-mouth recognition and referrals generated by our membership base of approximately 497,000 as of December 31, 2013, a 40-year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.

Our regional concentration and clustering strategy creates economies of scale in our marketing and advertising investments which increase their overall efficiency and effectiveness. Clustering enables broader reach and higher frequency for regional advertising campaigns that typically include a mix of traditional media including radio, newspapers, magazines, out-of-home and some television. Geo-targeted and behaviorally targeted digital media, such as paid search, email blasts, online banners and video, as well as other emerging new media vehicles are also utilized. These broader market efforts are bolstered by local marketing plans and tactics, which include direct mail, local sponsorships and co-promotions, as well as community relations and outreach and street-level lead generation activities. Optimization of marketing mix through measurement and modeling of the effectiveness of various media investments and formats continues to be a priority.

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

Promotional marketing campaigns will typically feature opportunities to participate in a variety of value-added services such as personal training, Small Group Training and youth centered sports activities. We also may offer reduced joining fees to encourage enrollment. Additionally, we sponsor member referral incentive programs periodically and other types of member appreciation, acquisition activities and internal promotions to enhance loyalty and to encourage more members to take advantage of our ancillary services.

We engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities. We have been featured in national broadcast channels and television shows, such as Good Morning America, The Today Show, Fox & Friends, CNN, MSNBC, CNBC, Fox News Channel, ESPN, The Steve Harvey Show and Access Hollywood; and major newspapers, such as The New York Times, USA Today, Washington Post, Boston Globe, The Wall Street Journal, and Crain’s; and seen in magazines, such as Fitness, Self, Shape, New York Magazine, Women’s Health, Marie Claire and Prevention Magazines.

Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Our club management teams and staff are also encouraged to organize and engage in charitable activities. These events have benefited organizations such as the HealthCorps, ALS Therapy Development Institute, Muscular Dystrophy Association, American Cancer Society, Susan G. Komen Race for the Cure, Wounded Warrior Project, No Kid Hungry, as well as many smaller local and specific charities such as: Boston Children’s Hospital, Josephine’s Garden for Pediatric Cancer, North Rockland Soccer Association, and The Theatre Offensive of Boston and Verrazano Babe Ruth League.

Sales

We sell our memberships through four channels: direct sales at the club level; through our corporate and group sales division; through our online website; and through our call center which we introduced in September 2010 principally to reach out to former members and to handle specific campaigns. We are constantly reviewing other possible opportunities to sell memberships through the call center. We employ over 400 “in-club” membership sales consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has either two or three membership sales consultants. These consultants report directly to the club general manager, who, in turn, reports to a business director. Additional incentive-based compensation represents a majority of the compensation for the membership sales consultants. Membership sales consultants must successfully complete an in-house four week training program through which they learn our sales strategy and gain valuable hands-on experience. In our New York, Boston and Washington regions, these trainings primarily occur in our three sales academies which were introduced in August 2011. All membership sales consultants hired and working within these regions attend these training centers where a full time sales training manager is available to them. These academies are hosted within “working clubs” and the membership sales consultants all have the opportunity to learn and experience the entire sales process (from prospecting to after care) and product knowledge in what we consider a live but supervised environment. There are assessments throughout the training and the membership sales consultants must pass the course prior to being selected and placed in a club. Both the in-house/in-club and sales academy training allows us to achieve consistency in our selling process. Successful completion of our training program allows each membership sales consultant to be consistently trained and exit the training program with a high level of brand standard selling skills, which will assist them in achieving their targeted sales objectives.

Our corporate and group sales division consists of approximately 21 full-time employees located throughout our markets, who concentrate on building long-term relationships with local and regional companies and large groups. Corporate and group members accounted for approximately 18% of our total membership base as of December 31, 2013. We offer numerous programs to meet our corporate and group clients’ needs. We have developed our club level teams and systems to allow our corporate and group clients the opportunity to join at their convenience at their local club, online or through our call center. Standard & Poors, New York University, Ralph Lauren, Con Edison, Viacom and Citibank are among just a few of the many clients that are currently enrolled in our corporate membership program. We believe this focus on relationship building, providing the corporate and group member with options for enrollment and our clustering strategy will continue to lead to new group participation in the future. Corporate and group membership sales are typically sold under our higher priced Passport Memberships at a discount to our standard rates with corporations sometimes subsidizing the costs of memberships provided to their employees. During 2013, as a means of continuing to grow our corporate and group sales division, we launched the Fitcorp Private Fitness Center Division in June 2013 under the leadership of Gary Klencheski who joined TSI as part of the Fitcorp acquisition in May 2013. The Fitcorp Private Fitness Center Division is responsible for managing private fitness centers for both large and small corporations, colleges and universities, and private clubs. We currently manage eight fitness facilities comprised of three university fitness clubs, four managed sites which were acquired as part of the Fitcorp acquisition and one new managed site which was added during the fourth quarter of 2013 under the efforts of our Fitcorp Private Fitness Center Division.

We also sell individual memberships online at www.mysportsclubs.com for our standard membership types and the website also enables us to sell memberships for pre-established corporate and group programs. The website also allows our members to give us direct feedback about our service levels and enables prospective members to sign up for our popular 30 days for 30 dollars web trial membership. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership sales consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Members who joined online accounted for approximately 1.9% of memberships sold in 2013. The web site also provides information about club locations, program offerings, exercise class schedules and sales promotions. Job seekers can also begin the employment application process through the site and investors can access financial information and resources.

We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2013, we currently offer the following three types of memberships:

•

The Passport Membership is our higher priced membership and entitles members to use any of our clubs in any region at any time and our Regional Passport Membership, offered in our WSC and PSC regions, entitles members to use any of our clubs within one region. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. The current list price of a commit Regional Passport and Passport Memberships generally ranges from $69.99 per month to $99.99 per month, excluding passport restricted members, corporate and group members and premium memberships available at a very limited number of clubs. Our corporate and group memberships are sold as Passport Memberships and averaged approximately $65 per month for those sold in the year ended December 31, 2013. The Passport Membership, excluding our passport restricted members, described below, and including our corporate and group members, was held by approximately 226,000 members, or 45% of our total members as of December 31, 2013. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, with list prices currently ranging from $105.99 per month to $115.99 per month. Further, our Boston Racquet Club, offers a higher level Premium Membership that includes an exclusive Squash membership available only at this club, with pricing ranging from $135.00 to $170.00 per month.

•

The Core Membership was introduced on November 1, 2010 and enables members to use a specific club at any time. The current list price of a commit Core membership generally ranges from $39.99 per month to $89.99 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract. Core members can also elect to pay a per visit fee ranging from $9.50 to $12.00 per visit to use non-home clubs. The Core Membership, excluding our core restricted members described below, was held by approximately 152,000 members, or 31% of our members as of December 31, 2013.

•

The Restricted Membership is a favorably-priced, restricted-use month-to-month only membership. In April 2010, this membership was introduced to students and we extended the membership to teachers and first responders in April 2011 and September 2011, respectively. Usage fees ranging from $9.50 to $12.00 per visit are applied if a restricted member chooses to use a club from 4:30pm to 7:30pm, Monday through Thursday. The restricted Passport Membership is currently listed at $39.99 per month and the restricted Core Membership is currently listed at $29.99 per month. Additional groups may also be offered a restricted membership at times through our call center. The Restricted Membership was held by approximately 41,000 restricted members, or 8% of our members as of December 31, 2013. Approximately 87% of these restricted members are comprised of our restricted student and teacher memberships.

Prior to November 1, 2010, we also offered The Gold Membership, which is no longer offered to new members. This membership enables members to use a specific club at any time and any of our clubs during off-peak times. Gold members can elect to pay a per visit fee ranging from $9.50 to $12.00 per visit to use non-home clubs during peak hours. This membership was held by approximately 78,000 members, or 16% of our members as of December 31, 2013.

We offer both “month-to-month” and “commit” membership options. A member may cancel a month-to-month membership at any time with 30-days notice. Under the commit model, new members commit to a one year membership. In 2013 and 2012, 90% and 89%, respectively, of our newly enrolled members opted for a commit membership. As of December 31, 2013, approximately 20% of our members had originated under a month-to-month non-commit membership and 80% had originated under a commit membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2013, approximately 72% of our total members were on a month-to-month basis. We believe that members prefer to have the flexibility to choose between committing for one year or to join under the month-to-month, non-commit membership.

Prior to the implementation of our rate lock guarantee and maintenance fee in May 2011, we have historically increased our existing member dues annually by between 1% and 3% on average, in line with increases in the cost of living. In May 2011, we implemented a combined rate lock guarantee and maintenance fee to which all members agree at the time of enrollment. This fee, which is currently $39.99, is collected annually in January and is recognized in membership revenue over the subsequent 12 month period following collection. In January 2013 and January 2012, we collected approximately $7.0 million and $3.5 million, respectively, related to this new fee. In 2013, membership dues increases were applied to approximately 10% of our membership base (for those members joining prior to the May 2011 rate lock guarantee) resulting in an overall dues increase of approximately less than 1% on these members.

In joining a club, a new member signs a membership agreement that typically obligates the member to pay one-time joining fees, an annual rate lock guarantee and maintenance fee, and monthly dues on an ongoing basis. Joining fees collected for new monthly electronic funds transfer, or EFT, members averaged approximately $59, $57 and $55 per member for the years ended December 31, 2013, 2012 and 2011, respectively. Monthly EFT of individual membership dues on a per-member basis, including the effect of promotions and memberships with reduced dues, averaged approximately $59, $58 and $59 per month for the years ended December 31, 2013, 2012 and 2011, respectively. Currently, 97.0% of our members pay their membership dues through EFT, with EFT membership revenue constituting approximately 73.5% of consolidated revenue for the year ended December 31, 2013. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department.

Usage

Our suburban clubs are generally open 5:00 AM to 10:00 PM on weekdays and 7:00 AM to 7:00 PM on weekends, while our urban clubs are generally open 5:30 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. We generally consider our peak usage times to be between 6:00 AM and 8:30 AM and 4:30 PM and 7:30 PM on weekdays. Our hours of business are based on usage patterns at each individual club. Our total club usage, based on the number of member visits, was 29.1 million and 29.7 million member visits for the years ended December 31, 2013 and 2012, respectively. In the year ended December 31, 2013, approximately 40% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our memberships plans allow for club members to elect to pay a per visit fee ranging from $9.50 to $12.00 to use non-home clubs, subject to peak and non-peak hourly restrictions depending on the membership type. In the aggregate, approximately $2.1 million and $2.2 million of usage fees were generated in 2013 and 2012, respectively, and are reported in membership dues in our consolidated statements of operations.

Non-Membership Revenue

The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2009 through 2013.

	For the Years Ended December 31, ($ in thousands)
	2013	%	2012	%	2011	%	2010	%	2009	%
Total revenue	$470,225	100.0%	$478,981	100.0%	$466,941	100.0%	$462,387	100.0%	$485,392	100.0%

Non-Membership Revenue:
Personal training revenue(1)	66,367	14.1%	65,641	13.7%	62,394	13.4%	60,875	13.2%	56,971	11.7%
Other ancillary club revenue(2)	24,720	5.3%	29,897	6.3%	28,297	6.1%	24,684	5.3%	23,536	4.8%
Fees and Other revenue(3)	5,985	1.3%	5,804	1.2%	4,890	1.0%	4,761	1.0%	4,661	1.0%

Total non-membership revenue	$97,072	20.6%	$101,342	21.2%	$95,581	20.5%	$90,320	19.5%	$85,168	17.5%

(1)	Personal training revenue in the year ended December 31, 2010 includes $2,697 related to unused and expired sessions in three jurisdictions, of which $570 is related to expired sessions that would have been recognized in 2010.

(2)	Other ancillary club revenue primarily consists of Small Group Training, Signature Classes, Sports Clubs for Kids, and racquet sports.

(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees. The year ended December 31, 2013 includes $424 for the correction of an accounting error related to out of period rental income.

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

Approximately 66% of our existing clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 21,000 square feet. Our multi-recreational clubs generally range in size from 25,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 37,000 square feet. Memberships for each club generally range from 2,000 to 4,500 members at maturity. Our newly introduced BFX Studio will begin to open in the first half of 2014. The BFX Studio will generally range from 7,500 to 10,000 square feet and will consist of three spaces including a cycling studio, group exercise studio and a personal training area.

Our existing club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past five years from January 1, 2009 to December 31, 2013, we constructed six new clubs while closing or relocating 16 clubs. Currently, 57 of our clubs, or approximately 35% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2013, we acquired six clubs and closed four clubs, ending the year with 162 total clubs under operation. This compares to no club openings or closings during the year ended December 31, 2012. In both 2013 and 2012, we also upgraded certain existing clubs and plan to continue to do so in 2014.

To identify potential new club opportunities, we engage in detailed trade area analyses and selection processes. Target areas are identified based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. As part of our club growth strategy we also evaluate potential targeted acquisitions of both single club and multiple club operators in our core markets that would complement our existing club network. In addition, we evaluate growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the U.S. that share similar demographic characteristics to those in which we currently operate. We currently have four signed leases in place for club openings expected in 2014 in our Boston and New York regions. We are currently targeting to open a combined four to six NYSC and BSC clubs and two to four new BFX Studio units in 2014. This will bring our total expected unit growth in 2014 to six to 10 units when including the BFX Studio units. We expect construction cost for the traditional clubs to be approximately $2.5 million per club and the BFX Studio is expected to be approximately $1.5 million to $2.25 million per studio.

Our facilities include a mix of state-of-the-art cardiovascular equipment from some of the best manufacturers including Life Fitness®, Cybex®, Precor®, Star Trac®, Hammer®, Woodway® and Octane®. At certain locations, additional amenities are also offered, including swimming pools, racquet and basketball courts, babysitting services, and pro-shops. Personal training services are offered at all locations for an additional charge. In addition, in our continuing efforts to provide our members with the best tools and equipment to take advantage of the latest exercise techniques, in 2012 we began to outfit our clubs with a new UXF training zone which was further rolled out to the majority of our existing club base in 2013 with 126 clubs installed with the UXF zones as of December 31, 2013. The UXF training zone is a training area within the club that features an array of innovative equipment designed to maximize the member’s workout. The UXF training zone is approximately 600 to 800 square feet with AstroTurf flooring, a TRX suspension training frame and a variety of functional training equipment. The UXF training zone is open to members for free self guided workouts and UXF fee-based workout programs. The UXF training zone is also used by our personal trainers for their personal training sessions with our members. Our fee-based programs offered at many of our clubs, include personal training, Small Group Training, children’s programs, and other signature classes targeting adult members such as VBarre and Pilates Tower. We also offer our Xpressline strength workout at all of our clubs which is provided for free to our members. Xpressline is an eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels.

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

Driving excellence in fitness and ancillary programming is critical to our success. Members receive an introductory one-hour assessment session with a fitness manager who helps to develop a customized routine that supports the member’s fitness goals. This initial assessment session includes a 30-minute workout evaluation, blood pressure and heart rate measurement, body composition analysis, cardio, strength and endurance testing, and movement screening. Members who elect to receive personal training can benefit from one-on-one coaching and guidance, with refreshed programs that evolve as the members achieve their fitness goals. All of our fitness clubs offer our personal training membership products where members can select from a package of one, four, eight, 12 or 16 personal training sessions per month. These sessions must be used in each respective month they are issued. Members who purchase this product commit to a six month period. Members can also purchase prepaid single sessions or multi-session packages which are sold at a premium to the personal training membership product. The personal training membership product provides members with a certified personal trainer who works with the member to create an individualized goal-based program. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. We believe that members who participate in personal training programs typically have a longer membership life.

Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including dance, cycling, strength conditioning, boxing, yoga, Pilates and step classes. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings to our members, which are fee-based programs that have smaller groups, with a maximum of four to eight members per class, and provide more focused and typically more advanced classes. Our fee-based offerings also include our newly launched UXF classes, as well as our signature classes, including VBarre and Power Pilates Tower.

In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2013, Sports Clubs for Kids was being offered in 36 locations throughout our New York Sports Clubs, Boston Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.

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

Employee Compensation and Benefits

We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, business directors and club level managers can achieve bonuses tied to meeting specific revenue and member retention targets. We offer our employees various benefits including health, dental and disability insurance; pre-tax healthcare, commuting and dependent care accounts; free gym membership; and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers and staff, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher-quality workout experience for those members who utilize such services.

Centralized Information Systems

Our information technology department and its strategies are led by our Senior Vice President, Chief Information Officer, Paul Barron. The year ended December 31, 2013 was the second year of a three year program to replace the current proprietary Club Management system that is used to process new memberships, bill members, check-in members and to track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. During 2013, we converted the clubs to the new platform for all club related activities with the exception of processing new memberships and collecting membership dues, which continues to be processed under the legacy Club Management system.

In 2013, we introduced “My Club” as our first member self service web and mobile site which gives our members the freedom of managing their own schedules and booking into classes conveniently online. In 2014, we will enhance this experience and increase the self service capabilities for our members who book their classes online.

We intend to complete the final phase of the multi-year program to replace the legacy Club Management system over the next two years. The final phase will allow for the processing of memberships in the new system with the objective to have this completed by the end of the year. Once this phase is completed, we would then be in a position to remove our current legacy Club Management system and focus on managing a single Club Management system.

Information Technology

We recognize the value of enhancing and extending the uses of information technology (“IT”) in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems and to optimize their performance.

In 2013, we upgraded several business applications and IT infrastructure components. Of note was the upgrade of our Oracle Financials application to a higher and more robust version along with a new and more resilient hardware platform. We continue to leverage our investment made in our Virtual Server infrastructure allowing IT to consolidate and better manage costs associated with the provision of server resources to our internal end users.

In the fourth quarter of 2013, we started the migration of our data and voice network from a traditional private network and fixed voice line service to an internet based Virtual Private Network and Cloud IP Voice service. This migration has already been completed in more than half of our clubs and in our call center and will be completed in the remainder of our clubs during 2014. The migration to an internet based Virtual Private Network and a cloud based IP Voice service will allow us to take full advantage of the applications and content hosted in the cloud and not be subject to the limited bandwidth issues we had with the traditional network design.

We continuously implement infrastructure changes to accommodate growth, provide network redundancy, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture, including disaster recovery. Improvements in the IT infrastructure will continue to be made in the future in order to better serve our business needs.

Intellectual Property

We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including, NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, UXF, SPORTS CLUBS FOR KIDS, COMPANIESGETFIT.COM, BFX STUDIO, RIDE REPUBLIC, MASTER CLASS, and PRIVATE SESSIONS. We continue to register other trademarks and service marks. We believe that our rights to these properties are adequately protected.

Competition

The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,636 in 2007 to 30,500 in 2012, based on the most recent information available according to the IHRSA. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.

We consider the following groups to be our primary competitors in the health and fitness industry:

•

commercial, multi-recreational and fitness-only chains, including, among others, Equinox Holdings, Inc., Lifetime Fitness, Inc., Crunch, New York Health and Racquet, LA Fitness International LLC, Sports Club/LA, 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Gold’s Gym International, Inc., Retro Fitness, Snap Fitness, Anytime Fitness and Planet Fitness;

•	private studios, including, among others, Flywheel, Soul Cycle, Barry’s Bootcamp and Cross-Fit, as well as other private studios offering cycling, yoga or Pilates;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs; racquet, tennis and other athletic clubs;
•	amenity gyms in apartments, condominiums and offices;

•	weight-reducing salons;

•	country clubs; and

•	the home-use fitness equipment industry.

The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.

Competitive Position Measured by Number of Clubs

Market	Number of Clubs	Position
Boston metropolitan	29	Leading owner and operator
New York metropolitan	108	Leading owner and operator
Philadelphia metropolitan	6	#3 owner and operator, #2 in urban center
Washington, D.C. metropolitan	16	#3 owner and operator, #1 in urban center
Switzerland	3	Local owner and operator only

We consider our traditional service offerings to be in the mid-tier of the value/service proposition and designed to appeal to a large portion of the population who utilize fitness facilities. The number of competitor clubs that offer lower pricing and a lower level of service have continued to grow in our markets over the last few years. These clubs have attracted, and may continue to attract, members away from both our fitness-only clubs and our multi-recreational clubs.

We also face competition from club operators offering comparable or higher pricing with higher levels of service. Larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, could also compete effectively against our suburban formats.

Also, we face competition from the rising popularity and demand for private studios offering niche boutique experiences. As a means of growing and expanding our business, we are planning to launch our own private studio concept, the BFX Studio, set to open in the first half of 2014. This three-dimension luxury studio brand will take advantage of the rise in consumer demand for studio experiences and will have a higher membership pricing point versus our traditional clubs.

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

Employees

On December 31, 2013, we had approximately 7,800 employees, of whom approximately 3,400 were employed full-time. Approximately 430 of those employees were corporate and other club support personnel. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns, and believe this strengthens our employee relations. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

We make available through our web site at http://investor.mysportsclubs.com/ in the “Investor Relations — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Occasionally, we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com/. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “E-mail Alerts” section at http://investor.mysportsclubs.com/.

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

The performance of our clubs is highly dependent on our ability to attract and retain members, and we may not be successful in these efforts. Most of our members hold month-to-month memberships and accordingly, most members can cancel their club membership at any time without penalty. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and ancillary sales. There are numerous factors that have in the past and could in the future lead to a decline in membership levels or that could prevent us from increasing our membership, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in fitness clubs and general economic conditions. In order to increase membership levels, we may from time to time offer lower membership rates and joining fees. Any decrease in our average membership rates or reductions in joining fees may adversely impact our results of operations.

Negative economic conditions, including increased unemployment levels and decreased consumer confidence, have in the past contributed to and in the future could lead to significant pressures and declines in economic growth, including reduced consumer spending. In a depressed economic and consumer environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our services and products and such decline in demand may continue as the economy continues to struggle and disposable income declines. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. We believe the challenges to the global economy during the past several years have adversely affected our business and our revenues and profits and continuing challenges may result in additional adverse effects. As a result of these factors, membership levels might not be adequate to maintain our operations at current levels or permit the expansion of our operations.

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

In the year ended December 31, 2013, we closed four clubs, while in 2012 we did not have any club closures. We recognized $714,000 of fixed asset impairments in the year ended December 31, 2013 compared to $3.4 million of fixed asset impairments in the year ended December 31, 2012. The $3.4 million of fixed asset impairments in 2012 included $3.2 million related to fixed asset write-offs at four clubs sustaining damages from Hurricane Sandy. While there were no goodwill impairments in 2013 and 2012, we have experienced goodwill impairments in the past, in part due to decreased membership. Some of our past club closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations.

Our geographic concentration heightens our exposure to adverse regional developments.

As of December 31, 2013, we operated 108 fitness clubs in the New York metropolitan market, 29 fitness clubs in the Boston market, 16 fitness clubs in the Washington, D.C. market, six fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments in these areas, including those related to economic and demographic changes in these regions, competition and severe weather or other unforeseen events, such as hurricanes. For example, in the year ended December 31, 2012, as a result of flooding and power outages caused by Hurricane Sandy, 131 clubs were closed on October 29, 2012, with one club that closed permanently, 16 clubs that remained closed for over a week and one club that was closed for over a year and recently reopened in December 2013. We cannot predict the impact that any future severe weather events will have on our ability to avoid wide-spread or prolonged club closures. Any such events affecting the areas in which we operate might result in a material adverse effect on our business, financial condition, cash flows and results of operations in the future.

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

We also face competition from the increased popularity and demand for private studios offering group exercise classes. The prevalence of these smaller studios may compete against our own studio type offerings, such as cycling, Yoga and Pilates, as well as our new BFX Studio, as consumers may opt to use these competing studios to fulfill their fitness needs.

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

Upon opening a club, we typically experience an initial period of club operating losses. Enrollment from pre-sold memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact our results of operations. We may, at our discretion, accelerate or expand our plans to open new clubs, which may adversely affect results from operations.

We are subject to government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.

Our operations and business practices are subject to federal, state and local government regulation in the various jurisdictions in which our clubs are located, including, but not limited to the following:

•	general rules and regulations of the Federal Trade Commission;

•	rules and regulations of state and local consumer protection agencies;

•	state statutes that prescribe certain forms and provisions of membership contracts

•	state statutes that govern the advertising, sale, financing and collection of memberships;

•	federal and state laws and regulations governing privacy and security of information; and

•	state and local health regulations

Any changes in such laws or regulations could have a material adverse effect on our financial condition and results of operations.

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

Federal and state law requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures and protocol, including credit card industry compliance procedures, to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches and breaches of our customers’ privacy may occur, which could harm our business. For example, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security or noncompliance with privacy or other laws or requirements could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose members to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to develop our business and enhance our financial performance.

We are dependent on the continued services of our senior management team, including our Chief Executive Officer, Robert Giardina, our President, Chief Operating Officer and Chief Financial Officer, Daniel Gallagher, and our Senior Vice President, Chief Information Officer, Paul Barron. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.

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

The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to process new memberships, bill members, check-in members and track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. We believe that, without investing in enhancements, this system was approaching the end of its life cycle. Thus, in 2011, we began the process of replacing this system with a new system through a multi-year phase in implementation program which is expected to be completed over the next two years. Correcting any disruptions or failures that affect our proprietary system or the new system, as it is implemented, could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.

Any failure of our current system could also cause us to lose members and adversely affect our business and results of operations. Our members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services to them. Disruptions or failures that affect our billing and other administrative functions could have an adverse effect on our operating results.

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

Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in a small number of commercial banks as of December 31, 2013 totaled $72.9 million. During 2013, in any one month, this amount has been as high as approximately $82.0 million.

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

We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2013, we had approximately $14.3 million of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on our cash flows.

Our growth and profitability could be negatively impacted if we are unable to renew or replace our current club leases on favorable terms, or at all, and we cannot find suitable alternate locations.

We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 20 years, including option periods). During the next five years, or the period from January 1, 2014 through December 31, 2018, we have leases for 24 club locations that are due to expire without any renewal options, two of which expire in 2014, and 48 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location. Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.

Failure to complete the sale of the property at East 86th Street in New York may negatively impact the price of our common stock.

We have announced the entry into an agreement to sell our property located at East 86th Street in New York for a price of approximately $82 million, subject to adjustment, and we expect the sale to close on or about March 31, 2014. If we are unable to close the sale of the property on such terms, we may be unable to identify other potential purchasers for such property at a similar price or on terms acceptable to us, which may negatively impact the price of our common stock.

There can be no guarantee that we will continue to declare dividends on our common stock.

In November 2013, we initiated a quarterly cash dividend payment on our common stock. Any determination to continue to declare cash dividends on our common stock will be based primarily upon our financial condition, including availability of cash-on-hand, results of operations, debt repayment requirements and business capital requirements, including capital expenditures and acquisitions, the board of directors’ continuing determination that the declaration of dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to dividend programs. For example, the ability of our subsidiaries, including TSI, LLC, to make distributions to us is limited by the terms of our existing senior secured credit facility, as described below. Accordingly, our ability to obtain cash to declare dividends is subject, in part, to such limitation. In the event we do not declare a quarterly dividend, our stock price could be adversely affected.

Risks Related to Our Leverage and Our Indebtedness

On November 15, 2013, TSI, LLC entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”). The 2013 Senior Credit Facility consists of a $325.0 million term loan facility (“2013 Term Loan Facility”), and a $45.0 million revolving loan facility (“2013 Revolving Loan Facility”). The 2013 Term Loan Facility matures on November 15, 2020, and the 2013 Revolving Loan Facility matures on November 15, 2018.

We may be negatively affected by economic conditions in the U.S. and key international markets.

We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents and borrowings under our $45.0 million 2013 Revolving Loan Facility. If our current resources do not satisfy our liquidity requirements, we may have to seek additional financing.

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

We currently have a substantial amount of debt. As of December 31, 2013, our total outstanding consolidated debt was $325.0 million. In addition, as of December 31, 2013, we had $42.0 million of unutilized borrowings, net of $3.0 million of letters of credit, under our 2013 Revolving Loan Facility. Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•

requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, which is variable on our 2013 Revolving Loan Facility and partially variable on our 2013 Term Loan Facility, and/or principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures and acquisitions of new clubs and general corporate requirements;

•	increasing our vulnerability to interest rate fluctuations in connection with borrowings under our 2013 Senior Credit Facility, some of which are at variable interest rates;

•	limiting our ability to refinance our existing indebtedness on favorable terms, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they currently face could intensify.

The current debt under the 2013 Senior Credit Facility has a floating interest rate and an increase in interest rates may negatively impact our financial results.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, the unhedged portion of $165.0 million, of our outstanding debt under our 2013 Senior Credit Facility has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term Eurodollar rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.

The Company may be unsuccessful in its efforts to effectively hedge against interest rate changes on our variable rate debt .

In its normal operations, the Company is exposed to market risk relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows, the Company may enter into derivative financial instruments, such as interest rate swaps. The Company’s current interest rate swap arrangement is with one financial institution and covers $160.0 million of our current $325.0 million outstanding term loan principal balance with the swap expiring on May 15, 2018. We are exposed to credit risk if the counterparty to the agreement is not able to perform on its obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record the interest rate swap at its fair value. Changes in interest rates can significantly impact the valuation of the instrument resulting in non-cash changes to our financial position.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to settle our indebtedness.

Our 2013 Senior Credit Facility and the agreements related thereto contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities and that may impact our ability and the ability of our restricted subsidiaries to:

•	incur debt;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	consummate certain asset sales;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

The 2013 Senior Credit Facility provides for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5,500,000 at any time outstanding) exceeds 25% of the commitment. In such event, our subsidiaries are required to maintain a total leverage ratio of no greater than 4.50:1.00. Our subsidiaries were not subject to this covenant as of December 31, 2013 since their total revolving loan commitments, other than letters of credit outstanding, did not exceed 25% of the total revolver. This covenant may require us to take action to reduce our debt or act in a manner contrary to our business objectives.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios under the 2013 Senior Credit Facility. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A failure to satisfy these tests could limit our ability to obtain funds to pay dividends or cause a default under the 2013 Senior Credit Facility. If an event of default under the 2013 Senior Credit Facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations, which would have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

We own our 151 East 86th Street, New York location, which houses a fitness club and a retail tenant that generated approximately $2.0 million of rental income for us for the year ended December 31, 2013.

On December 24, 2013 we announced the entry into an agreement to sell the property located at 151 East 86th Street, New York to an affiliate of Stillman Development International, LLC for a price of $82 million, subject to certain adjustments. The transaction is subject to various closing conditions, and the parties expect the transaction to be completed on or about March 31, 2014. In connection with the sale of the property, we will continue to operate our NYSC health and fitness club at this location under a lease with the purchaser of the property. After a period of not less than two years, the purchaser, upon prior notice, may exercise its right to terminate the lease in order to commence the demolition of the premises and the currently adjacent property under which the purchaser has entered into a long-term ground lease, and the construction of a new high-rise multi-use property. The parties have agreed to enter into a new lease for a health and fitness club space to be located at the same location as the current fitness club following completion of development of the new high-rise building.

We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 20 years, including options). In the next five years, or the period from January 1, 2014 through December 31, 2018, we have leases for 24 club locations that are due to expire without any renewal options, two which are due to expire in 2014, and 48 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.

We lease approximately 26,400 square feet of office space in New York City and have smaller regional offices in Fairfax, VA and Boston, MA, for administrative and general corporate purposes.

We lease approximately 82,000 square feet in Elmsford, NY for the operation of a centralized laundry facility for New York Sports Clubs offering towel service, and for construction and equipment storage. This space also serves as corporate office space. Total square footage related to the laundry facility is 42,000 and total square footage related to the corporate office and warehouse space is 40,000.

The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed
New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001

Location	Address	Date Opened or Management Assumed
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Manhattan	75 West End Avenue	April 2013
Manhattan	28-30 Avenue A	Future opening
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Brooklyn, NY	242 Bedford Avenue	Future opening
Brooklyn, NY	147 Greenpoint Avenue	Future opening
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
Port Jefferson Station, NY	200 Wilson Street	July 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008

Location	Address	Date Opened or Management Assumed
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	January 1998
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Princeton, NJ	4250 Route 1 North	April 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Boston, MA	One Beacon Street	May 2013
Boston, MA	197 Clarendon Street	May 2013
Boston, MA	800 Boylston Street	May 2013
Boston, MA	100 Summer Street	May 2013
Boston, MA	540 Gallivan Road	Future opening
Allston, MA	15 Gorham Street	July 1997
Weymouth, MA	553 Washington Street	May 1999

Location	Address	Date Opened or Management Assumed
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Wayland, MA	Wayland Town Center	Future opening
Providence, RI	131 Pittman Street	December 2008
Providence, RI	10 Dorrance Street	January 2009
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W .	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	1990 K Street, N.W	February 2004
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Alexandria, VA	3654 King Street	June 1999
Fairfax, VA	11001 Lee Highway	October 1999
West Springfield, VA	8430 Old Keene Mill	September 2000
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Ardmore, PA	34 W. Lancaster Avenue	March 2002
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001
BFX Studio:
Manhattan	555 Sixth Avenue	Future opening

Item 3.    Legal Proceedings

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. On March 4, 2013, plaintiffs served notice of their intent to appeal that dismissal. The court has stayed the remaining, individual claims in each action pending resolution of the plaintiffs’ appeal. The appeal has been fully briefed and the parties expect that oral arguments on the motion will be held in April 2014.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict, and on May 6, 2013, Ajilon filed its notice of appeal, appealing the verdict. On December 3, 2013, the Appellate Division issued its opinion, which vacated the judgments for damages both for and against TSI, LLC but let stand the jury’s verdict that Ajilon is liable to TSI, LLC for damages to be determined at a new trial against Ajilon. The new trial, which has not yet been scheduled, will be limited to the damages suffered by TSI, LLC. On January 2, 2014, Ajilon filed a motion to the Appellate Division to both reargue the Appellate Division’s decision to deny Ajilon damages as well as appeal the Appellate Division’s decision to the New York State Court of Appeals. On February 25, 2014, the Appellate Division denied Ajilon’s motion.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional

Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award. The developer did not pay the amount of the Additional Award to the landlord, and on October 13, 2011 the landlord commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. An appeal of that decision by the developer was rejected. On March 14, 2013, the landlord moved for summary judgment on its claim to recover the Additional Award directly from the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. In May 2013, the court granted summary judgment to the landlord and denied the cross-motion for summary judgment of the developer. Judgment was entered against the developer on June 5, 2013 in the amount of $1.0 million, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case with the Cruz case. On February 11, 2013, following the dismissal of the class claims in Cruz, Labbe withdrew the cross-motion to consolidate. Oral argument to stay the action until a decision is made on the appeal in the Cruz case was heard on April 10, 2013. On December 17, 2013, the Court granted TSI, LLC’s motion to stay the Labbe action pending a resolution of the Cruz appeal. By the terms of the order, the stay lasts as long as the appeal of the dismissal of the class claims in the Cruz case remains pending.

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

Price Range of Common Stock

Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2013:
First Quarter	$11.11	$8.91
Second Quarter	$11.37	$9.31
Third Quarter	$13.03	$10.83
Fourth Quarter	$14.96	$11.50

Year ended December 31, 2012:
First Quarter	$13.44	$7.37
Second Quarter	$13.48	$10.63
Third Quarter	$13.88	$9.31
Fourth Quarter(a)	$13.55	$9.32

(a)	Pursuant to NASDAQ Exchange rules, the “ex-dividend” date with respect to the $3.00 per share special cash dividend was set as November 28, 2012. Accordingly, prior to the commencement of trading on November 28, 2012, the Company’s stock price was reduced by $3.00 to reflect the payment of the cash dividend. The closing price per share on November 27, 2012 and November 28, 2012 was $12.39 and $9.85, respectively.

Holders

As of February 27, 2014, there were approximately 101 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.

Dividends Policy

Prior to December 11, 2012, we had not paid dividends since becoming a publicly traded company. On November 16, 2012, as a means of returning value to our shareholders, the board of directors declared a special cash dividend of $3.00 per share to common stock holders of record as of November 30, 2012, paid on December 11, 2012. The special dividend was funded by borrowings of $60.0 million under our 2011 Senior Credit Facility (as defined below), as amended, together with available cash on hand. Actual dividends paid on December 11, 2012 were $70.3 million with an additional $1.1 million of dividends to be paid as restricted shares vest.

On November 15, 2013, the board of directors declared a regular quarterly cash dividend of $0.16 per share to common stock holders of record as of November 26, 2013, paid on December 5, 2013. The regular cash dividend was funded by available cash on hand. Actual dividends paid on December 5, 2013 were $3.8 million with an additional $58,000 of dividends to be paid as restricted shares vest. On February 12, 2014, the board of directors declared the second quarterly cash dividend of $0.16 per share payable on March 5, 2014 to common stock holders of record as of February 24, 2014. The aggregate amount to be paid will be approximately $3.9 million.

The board of directors currently intends to pay a quarterly cash dividend as a means of returning value to our stockholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We will rely on cash on hand at TSI Holdings, which was $43.6 million at December 31, 2013, and distributions received from our subsidiaries to provide the funds necessary to pay dividends on our common stock. The existing credit agreement of TSI, LLC restricts the ability of our subsidiaries to pay cash distributions to TSI Holdings in order for TSI Holdings to pay cash dividends except (a) in an amount, when combined with certain prepayments of indebtedness, of up to $35.0 million, subject to pro forma compliance with a total leverage ratio of no greater than 4.50:1.00 and no default or event of default existing or continuing under the credit agreement, and (b) an additional amount based on excess cash flow, such additional amounts subject to pro forma compliance with a total leverage ratio of less than 4.00:1.00 and no default or event of default existing or continuing under the credit agreement.

Issuer Purchases of Equity Securities

We did not purchase any equity securities during the fourth quarter ended December 31, 2013.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2008	2009	2010	2011	2012	2013
Town Sports International Holdings, Inc	$100.00	$73.04	$127.27	$230.41	$435.90	$610.51
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
Russell 2000	$100.00	$127.17	$161.32	$154.59	$179.86	$249.69

Notes :

(1)	The graph covers the period from December 31, 2008 to December 31, 2013.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2008 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

(3)	A special cash dividend of $3.00 per share of common stock was declared by our board of directors on November 16, 2012 to shareholders of record on November 30, 2012, paid on December 11, 2012. A quarterly cash dividend of $0.16 per share was declared by our board of directors on November 15, 2013 to shareholders of record on November 26, 2013, paid on December 5, 2013.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(5)	We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(In thousands, except share, per share, club and membership data)

The selected consolidated balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$470,225	$478,981	$466,941	$462,387	$485,392

Operating expenses:
Payroll and related(1)	174,894	181,632	177,528	185,583	193,891
Club operating	179,683	178,950	176,463	174,135	178,854
General and administrative	28,431	24,139	25,799	28,773	31,587
Depreciation and amortization	49,099	49,391	51,536	52,202	56,533
Insurance recovery related to damaged property(2)	(3,194)	—	—	—	—
Impairment of fixed assets	714	3,436	—	3,254	6,708
Impairment of internal-use software	—	—	—	—	10,194

Operating income	40,598	41,433	35,615	18,440	7,625
Loss on extinguishment of debt(3)	750	1,010	4,865	—	—
Interest expense, net of interest income	22,616	24,597	24,127	21,013	20,969
Equity in the earnings of investees and rental income	(2,459)	(2,461)	(2,391)	(2,139)	(1,876)

Net income before provision (benefit) for corporate income taxes	19,691	18,287	9,014	(434)	(11,468)
Provision (benefit) for corporate income taxes(4)	7,367	6,321	2,699	(144)	(5,800)

Net income (loss)	$12,324	$11,966	$6,315	$(290)	$(5,668)

Earnings (loss) per weighted average number of shares:
Basic	$0.51	$0.51	$0.28	$(0.01)	$(0.25)
Diluted	$0.50	$0.50	$0.27	$(0.01)	$(0.25)
Dividends declared per common share(5)	$0.16	$3.00	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$73,598	$37,758	$47,880	$38,803	$10,758
Working capital surplus (deficit)(6)	27,830	(11,825)	(18,311)	(11,926)	(35,166)
Total assets(7)	413,792	404,770	450,402	474,693	467,466
Long-term debt, including current installments	314,909	310,339	288,994	316,513	318,363
Total stockholders’ (deficit) equity	(43,516)	(55,496)	354	(6,945)	(8,233)
Net debt(8)	251,402	277,985	243,870	277,710	307,605

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cash Flow Data:
Cash provided by (used in):
Operating activities	$67,388	$60,053	$74,885	$51,238	$76,241
Investing activities	(30,606)	(22,490)	(30,907)	(22,035)	(49,277)
Financing activities	(975)	(47,722)	(35,349)	(1,765)	(26,763)
Other Data:
Non-cash rental expense, net of non-cash rental income	(5,692)	(4,037)	(3,663)	(5,552)	(2,494)
Non-cash share-based compensation expense	2,204	1,306	1,412	1,336	1,704

	Year Ended December 31,
	2013	2012	2011	2010	2009
Club and Membership Data:
New clubs opened	—	—	2	—	4
Clubs acquired	6	—	—	—	—
Clubs closed	(4)	—	(2)	(1)	(9)
Wholly-owned clubs operated at end of period	160	158	158	158	159
Total clubs operated at end of period(9)	162	160	160	160	161
Total members at end of period(10)	497,000	510,000	523,000	493,000	486,000
Restricted members at end of period(11)	41,000	38,000	38,000	17,000	—
Comparable club revenue (decrease) increase(12)	(1.8)%	1.6%	1.8%	(4.3)%	(5.6)%
Revenue per weighted average club (in thousands)(13)	$2,971	$3,032	$2,934	$2,881	$2,957
Average revenue per member(14)	$934	$922	$915	$947	$969
Average joining fees collected per member(15)	$59	$57	$55	$37	$19
Annual attrition(16)	41.9%	41.0%	39.9%	41.9%	45.2%

(1)	In the year ended December 31, 2009, Payroll and related includes a correction of an accounting error of $751 related to deferred membership costs which was previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

(2)	The $3,194 of insurance recovery related to damaged property in the year ended December 31, 2013 was primarily in connection with property damaged by Hurricane Sandy.

(3)	The $750 loss on extinguishment of debt recorded for the year ended December 31, 2013 is comprised of the write-off of net deferred financing costs and debt discount in connection with the November 15, 2013 debt refinancing. The proceeds from the 2013 Senior Credit Facility were used to repay the remaining outstanding principal amounts of the 2011 Senior Credit Facility of $315,743 plus accrued and unpaid interest.

The $1,010 loss on extinguishment of debt recorded for the year ended December 31, 2012 is comprised of a $464 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our term loan facility.

The $4,865 loss on extinguishment of debt recorded for the year ended December 31, 2011 resulted from the debt refinancing on May 11, 2011. The proceeds from the 2011 Senior Credit Facility were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility (as defined below) of $164,000 and the remaining outstanding principal amount of the Senior Discount Notes of $138,450. We incurred $2,538 of call premium on the Senior Discount Notes together with the write-off of $2,327 of net deferred financing costs related to the debt extinguishment.

(4)	Corporate income taxes for the year ended December 31, 2013, 2012 and 2011 includes income tax benefits totaling $16, $483 and $343, respectively, related to the correction of accounting errors. See Note 14 — Corporate Income Taxes to the Company’s consolidated financial statements in this Annual Report for further details.

(5)	In the fourth quarter of the year ended December 31, 2013, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share, payable on December 5, 2013 to common stockholders of record at the close of business on November 26, 2013. The aggregate amount of the dividends paid totaled $3,792 with another $58 payable as restricted shares vest. In the year ended December 31, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share, payable on December 11, 2012 to common stockholders of record at the close of business on November 30, 2012. The aggregate amount of the dividends paid totaled $70,296 with another $1,104 payable as restricted shares vest.

(6)	The working capital deficit reflects a revision to reclassify deferred promotion amounts of $1,569, $1,466, $1,185 and $1,581 from long-term assets to current assets as of December 31, 2012, 2011, 2010 and 2009, respectively.

The working capital deficit reflects a revision to reclassify amounts between current deferred tax assets and long-term deferred tax assets and long-term tax liability of ($5,572) and ($1,660) as of December 31, 2012 and 2011, respectively.

(7)	Total assets reflects revisions of $860, $860 and $10,527 as of December 31, 2012, 2011 and 2010, respectively, related to revisions to reclassify amounts between deferred tax assets and long-term tax liability.

(8)	Net debt represents the total principal balance of long-term debt outstanding, net of cash and cash equivalents.

(9)	Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three managed university locations and four additional managed locations acquired on May 2013 as part of the Fitcorp acquisition as well as one new managed location added during the fourth quarter of 2013.
(10)	Represents members at wholly-owned and partly-owned clubs.

(11)	Restricted members primarily include students and teachers at our wholly-owned and partly-owned clubs. This membership allows for club usage at restricted times, at a discount to other memberships offered.

(12)	Total revenue for a club is included in comparable club revenue increase (decrease) beginning on the first day of the thirteenth full calendar month of the club’s operation.

(13)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

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

(15)	Average joining fees collected per member is calculated as total initiation and processing fees divided by the number of new members, excluding pre-sold, summer student and summer pool memberships and including restricted memberships that began in April 2010, during each respective year.

(16)	Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year excluding pre-sold, summer student and summer pool memberships and including our restricted memberships that began in April 2010, during each respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the largest owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the U.S. As of December 31, 2013, we operated 162 clubs that collectively served approximately 497,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. Our members generally have annual income levels of between $50,000 and $150,000.

Our goal is to be the most recognized health club network in each of the four major metropolitan regions that we serve. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities. Capitalizing on this clustering of clubs, as of December 31, 2013, approximately 45% of our members participated in our Passport Membership which allows unlimited access to all of our clubs in our clusters within one, or all of, our regions, respectively, for a higher monthly membership dues, while approximately 31% of our members participate in our Core membership, which allows unlimited access to the member’s home club. Approximately 16% of our members participate in our previously offered Gold membership which allows unlimited access to a designated club and access to all other clubs during off-peak hours. Our Restricted Membership, which is a favorably-priced, restricted-use month-to-month membership was held by approximately 8% of our members.

We have executed our clustering strategy successfully in the New York region, our most mature region, through the network of fitness clubs we operate under our New York Sports Clubs brand name. We are the largest fitness club operator in Manhattan with 37 locations and operated a total of 108 clubs under the New York Sports Clubs brand name within a 120-mile radius of New York City as of December 31, 2013. As of December 31, 2013, we owned and operated 29 clubs in the Boston region under our Boston Sports Clubs brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. region under our Washington Sports Clubs brand name, six clubs in the Philadelphia region under our Philadelphia Sports Clubs brand name and three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

As the fitness industry continues to see a rise in popularity of private studio offerings, we have used our extensive industry experience to offer our own private studio brand called the Boutique Fitness Experience (“BFX Studio”) with our first unit opening in the first half of 2014. This three-dimension luxury studio brand will take advantage of the rise in consumer demand for studio experiences. Our BFX Studio will include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. Our BFX Studio will be staffed with high caliber instructors in each of the three core offerings and the studios will be designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. We estimate that this studio concept will require approximately 7,500 to 10,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our traditional clubs.

Revenue and Operating Expenses

We have two principal sources of revenue:

•

Membership revenue:    Our largest sources of revenue are dues inclusive of maintenance fees and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 79.4% of our total revenue for the year ended December 31, 2013. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•

Ancillary club revenue:    For the year ended December 31, 2013, we generated 14.1% of our revenue from personal training and 5.3% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the year ended December 31, 2013) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as fees and other revenue.

We currently own our 151 East 86th Street, New York location, which houses our New York Sports Clubs on East 86th Street, New York as well as a retail tenant that generates rental income for us. In December 2013, we announced the entry into an agreement to sell this property, which sale is expected to close on or about March 31, 2014. As part of the sale, we are also selling the leasehold interest in the retail tenant at this location. Upon completion of the sale, we will no longer be entitled to the rental income from this retail tenant. Rental income from this retail tenant was approximately $2.0 million in both the years ended December 31, 2013 and 2012.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the years ended December 31, 2013 and 2012, our attrition rate, including restricted members, was 41.9% and 41.0%, respectively.

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

Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 3% to 5% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms and utilization and demand for the facility dictate. In this regard, facility remodeling is also considered where appropriate.

From 2012 to 2013, operating income decreased 2.1%. 2013 operating income included benefits of $3.2 million resulting from insurance proceeds collected primarily in connection with property damaged by Hurricane Sandy and $424,000 related to the recognition of out of period non-cash rental income, partially offset by fixed asset impairment charges totaling $714,000. In 2012, we recorded fixed asset impairment charges totaling $3.4 million, of which $3.2 million related to write-offs of fixed assets for four clubs that sustained damages from Hurricane Sandy during the fourth quarter of 2012. In 2011, we did not incur any fixed asset impairment charges or one-time transactions.

	Year Ended December 31,
	2013	2012	2011
	($ amounts in thousands)
Operating income	$40,598	$41,433	$35,615
(Decrease) increase over prior period	(2.0)%	16.3%	93.1%
Net income	$12,324	$11,966	$6,315
(Decrease) increase over prior period	3.0%	89.5%	2,277.6%
Cash flows provided by operating activities	$67,388	$60,053	$74,885
Increase (decrease) over prior period	12.2%	(19.8)%	46.2%

Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our planned new club openings. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. During 2013, we completed the acquisition of the Fitcorp clubs in Boston, which included five clubs and four managed sites. We also completed an acquisition of a single club in Manhattan. We will continue to pursue club acquisition opportunities as well as assess club relocations and closures of underperforming clubs. We currently are targeting to open a combined four to six NYSC and BSC clubs in 2014 and two to four BFX Studio units.

As of December 31, 2013, 160 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities, four managed sites acquired in connection with our Fitcorp acquisition in May 2013 and one new managed site added during the fourth quarter of 2013.

Comparable Club Revenue

We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2011
First Quarter	(0.5)%
Second Quarter	1.5%
Third Quarter	3.0%
Fourth Quarter	3.4%	1.8%
2012(a)
First Quarter	4.5%
Second Quarter	2.1%
Third Quarter	1.0%
Fourth Quarter	(1.1)%	1.6%
2013
First Quarter	(2.4)%
Second Quarter	(1.7)%
Third Quarter	(1.7)%
Fourth Quarter	(1.3)%	(1.8)%

(a)	Comparable club revenue for the third quarter of 2012 excludes $1.2 million of additional fees and other revenue realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser. Comparable club revenue for the fourth quarter of 2013 excludes $424,000 of out of period rental income recognized resulting from the correction of an accounting error.

Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

The decline in the comparable club revenue in the fourth quarter of 2012 was in part due to the impact of Hurricane Sandy on our business, including decreases in personal training and ancillary revenues and a net loss of members. We experienced an overall member loss of 12,000 during the fourth quarter of 2012. The lower member base as we started 2013 combined with the additional loss of 13,000 members during 2013 largely contributed to the 1.8% decline in comparable club revenue for the year ended December 31, 2013. For the year ended December 31, 2013 compared to the year ended December 31, 2012, comparable club revenue declined by 1.8%. Memberships at our comparable clubs were down 2.8% and the combined effect of ancillary club revenue, initiation fees and other revenue decreased 0.1% which was partially offset by a 1.1% increase in the price of our dues and fees.

Historical Club Count

	Year Ended December 31,
	2013	2012	2011
Wholly-owned clubs operated at beginning of period	158	158	158
New clubs opened	—	—	2
Clubs acquired	6	—	—
Clubs closed	(4)	—	(2)

Wholly-owned clubs operated at end of period	160	158	158
Partly-owned clubs operated at end of period	2	2	2

Total clubs operated at end of period(1)	162	160	160

(1)	Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three managed university locations and four additional managed locations acquired in May 2013 as part of the Fitcorp acquisition as well as one new managed location added during the fourth quarter of 2013.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	37.2	37.9	38.0
Club operating	38.2	37.4	37.8
General and administrative	6.0	5.0	5.6
Depreciation and amortization	10.3	10.3	11.0
Insurance recovery related to damaged property	(0.7)	—	—
Impairment of fixed assets	0.2	0.7	—

Operating income	8.6	8.7	7.6
Loss on extinguishment of debt	0.1	0.2	1.0
Interest expense	4.8	5.2	5.2
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)

Income before provision for corporate income taxes	4.2	3.8	1.9
Provision for corporate income taxes	1.6	1.3	0.6

Net income	2.6%	2.5%	1.3%

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenue

Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$358,761	76.3%	$366,044	76.4%	(2.0)%
Joining fees	14,392	3.0%	11,595	2.4%	24.1%

Membership revenue	373,153	79.4%	377,639	78.8%	(1.2)%

Personal training revenue	66,367	14.1%	65,641	13.7%	1.1%
Other ancillary club revenue	24,720	5.3%	29,897	6.3%	(17.3)%

Ancillary club revenue	91,087	19.4%	95,538	20.0%	(4.7)%
Fees and other revenue	5,985	1.3%	5,804	1.2%	3.1%

Total revenue	$470,225	100.0%	$478,981	100.0%	(1.8)%

Total revenue decreased $8.8 million, or 1.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of decreases in both membership revenue and ancillary club revenue.

The prior year revenue for 2012 was impacted by the effects of Hurricane Sandy on our business during the fourth quarter of 2012 as a result of lost operating days. At the height of the storm, 131 of our 160 clubs were closed with 16 clubs that remained closed for over a week, one club that permanently closed and one club that recently reopened in December 2013. While it is very difficult to estimate the impact of the storm given the prolonged disruption in most of our markets, we estimate that revenue for 2012 was negatively impacted by approximately $1.0 million as a result of the hurricane.

For the year ended December 31, 2013, revenue decreased $8.5 million as a result of a decrease in comparable club revenue and $3.9 million related to the closure of four clubs and the temporary closure of one club due to damages from Hurricane Sandy (club reopened in late December 2013). Revenue for 2012 also included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue, while 2013 revenue did not have such a benefit. The effect of these revenue decreases were partially offset by a $4.5 million increase in revenue resulting from the acquisition of new clubs during 2013.

Membership dues revenue decreased $7.3 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 driven primarily by the decline in membership levels which accounts for approximately $12.0 million of the decrease. Increased pricing offset the decrease in membership levels for approximately $4.7 million. The impact of Hurricane Sandy contributed to an overall member loss of 12,000 during the fourth quarter of 2012. The lower member base as we started 2013 combined with the additional loss of 13,000 members during 2013 largely contributed to the decline in membership and membership dues.

Joining fees revenue increased $2.8 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in joining fees was, in part, due to the effect of the lower estimated weighted average membership life of 24 months for unrestricted members during the year ended December 31, 2013, compared to 28 months during the year ended December 31, 2012. The lower amortizable life in effect during 2013 resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $726,000 in the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was driven, in part, by the effect of a price increase effective

September 1, 2013 coupled with the success of our personal training membership product which was launched in June 2011 with single session membership product offerings and further expanded in 2012 and 2013 with multi-session personal training membership products. After experiencing a 3.4% year-over-year decline in personal training revenue during the first half of 2013, personal training revenue increased 6.3% in the second half of 2013 with third and fourth quarter personal training revenue year-over-year increases of 5.0% and 7.8%, respectively.

Other ancillary club revenue decreased $5.2 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 driven primarily by a decline in revenue from our Sports Club for Kids programs and Small Group Training.

Fees and other revenue increased $181,000 in the year ended December 31, 2013 compared to the year ended December 31, 2013. Excluding the $424,000 out of period revision increasing 2013 rental revenue and the $1.2 million benefit from the acceleration of in in-club advertising revenue in the year ended December 31, 2012, fees and other revenue for the year ended December 31, 2013 increased approximately $957,000 driven by higher laundry service revenue and increases in club management fees.

Comparable club revenue decreased 1.8% in the year ended December 31, 2013, excluding the $1.2 million accelerated in-club advertising revenue recognized in the third quarter of 2012. Memberships at our comparable clubs were down 2.8% and the combined effect of ancillary club revenue, initiation fees and other revenue decreased 0.1% which was partially offset by a 1.1% increase in the price of our dues and fees.

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2013	2012	$ Variance	% Variance
Payroll and related	$174,894	$181,632	$(6,738)	(3.7)%
Club operating	179,683	178,950	733	0.4%
General and administrative	28,431	24,139	4,292	17.8%
Depreciation and amortization	49,099	49,391	(292)	(0.6)%
Insurance recovery related to damaged property	(3,194)	—	(3,194)	n/a %
Impairment of fixed assets	714	3,436	(2,722)	(79.2)%

Operating expenses	$429,627	$437,548	$(7,921)	(1.8)%

Operating expenses decreased $7.9 million, or 1.8%, in the year ended December 31, 2013 compared to the prior year. Total months of club operation increased 0.3%, remaining relatively flat compared to last year. The principal drivers of the decrease in operating expenses are described below:

Payroll and related.    Payroll and related expenses for the year ended December 31, 2013 decreased $6.7 million, or 3.7%, compared to the year ended December 31, 2012. The prior year payroll and related expenses included a $2.5 million payroll bonus payment made during the fourth quarter of 2012 in connection with a special dividend payment in December 2012 compared to a payroll bonus payment of $126,000 made during the fourth quarter of 2013 in connection with a regular dividend payment in December 2013. The decrease in payroll and related expenses was also due to decreases in club commissions and bonuses related to the decline in revenue and decreases in management incentive bonuses.

As a percentage of total revenue, payroll and related expenses decreased to 37.2% in the year ended December 31, 2013 from 37.9% in the year ended December 31, 2012.

Club operating.    Club operating expenses increased $733,000 or 0.4% compared to the year ended December 31, 2012 primarily due to the $782,000 increase in rent and occupancy expenses. Rent and occupancy increased $1.8 million increase from the acquisition of new clubs and one club scheduled to open in 2014 where the lease period commenced in October 2013. Rent and occupancy expenses also increased $1.2 million at our existing clubs, net of a $254,000 decrease related to the reduction of rental space at one location. These increases were offset by a decrease of $2.3 million from the closure of four clubs and one club that was temporarily closed due to Hurricane Sandy that recently reopened in December 2013.

As a percentage of total revenue, club operating expenses increased to 38.3% in the year ended December 31, 2013 from 37.4% in the year ended December 31, 2012.

General and administrative.    General and administrative expense increased $4.3 million, or 17.8%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. There was a $2.0 million increase in insurance expense, due in part to favorable loss reserve adjustments in the prior year, as well as an $853,000 increase in consulting and computer maintenance expense related to the implementation of our new club operating system. Phone and data line related expenses also increased by $492,000 due primarily to transition costs related to the conversion of our communication lines to a VOIP based system. General and administrative expenses in the year ended December 31, 2013 also includes $326,000 of fees related to our club acquisitions in Manhattan and Boston and includes approximately $216,000 of consulting expenses related to our new BFX Studio concept.

Depreciation and amortization.    In the year ended December 31, 2013 compared to the year ended December 31, 2012, depreciation and amortization expense was relatively flat.

Insurance recovery related to damaged property.    In the year ended December 31, 2013, the Company collected $3.2 million of insurance cash proceeds related primarily due to property damaged by Hurricane Sandy. There were no such proceeds collected in the year ended December 31, 2012.

Impairment of fixed assets.    In the year ended December 31, 2013, we recorded fixed asset impairment charges totaling $714,000 related to three underperforming clubs. In the year ended December 31, 2012, we recorded fixed asset impairment charges totaling $3.4 million, comprised of a $239,000 impairment charge related to one underperforming club and $3.2 million of additional impairments related to the write-down of fixed assets at four clubs that sustained severe damages from Hurricane Sandy.

Loss on Extinguishment of Debt

In the year ended December 31, 2013, loss on extinguishment of debt was $750,000 comprised of the write-off of net deferred financing costs and debt discount related to the debt refinancing in November 2013. In the year ended December 31, 2012, loss on extinguishment of debt was $1.0 million. The loss on extinguishment of debt was comprised of a $464,000 write-off of net deferred financing costs and debt discount related to the August 2012 debt repricing and a write-off of $546,000 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our term loan facility.

Interest Expense

Interest expense decreased by $2.0 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the lower additional interest expense recognized in 2013 compared to 2012. In 2013, we incurred additional interest expense of $1.2 million related to the fees incurred in the debt refinancing in November 2013 as described below. In 2012, we incurred additional interest expense of $3.0 million related to the repricing amendment in August 2012 and a further amendment in November 2012.

Provision for Corporate Income Taxes

We recorded a provision for corporate income taxes of $7.4 million and $6.3 million for the years ended December 31, 2013 and 2012, respectively. Our 2013 and 2012 effective tax rates of 37% and 35% in the years ended December 31, 2013 and 2012, respectively, were favorably impacted by the expected benefits from our captive insurance arrangement.

The State of New York has, for the past several years, been conducting an audit of our income tax returns for the tax years 2006 through 2012. The State issued a proposed assessment dated, January 13, 2014 for $3.8 million, inclusive of $1.2 million of interest. A meeting has been requested with the State of New York to discuss this assessment. We are also under audit for the same period by the City of New York and that audit continues to remain in discovery phase. The years from 2010 through 2012 remain open for the City of New York. We continue to evaluate the merits of the proposed assessment as new information becomes available when we meet the state authorities. The Company has not recorded a tax reserve related to the proposed assessment. Due to the limited availability of information at this time, an estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months of the reporting date cannot be made.

The results for the year ended December 31, 2013 also include the correction of errors that resulted in an increase in tax benefits for corporate income taxes and a related increase in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2013, we identified corrections related to temporary differences in fixed assets for state depreciation resulting in the recognition of an income tax benefit of $225,000. Also, in the fourth quarter of 2013, we identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209,000 for a net benefit to the Provision for corporate income taxes of $16,000 in the year ended December 31, 2013. We also made out-of period balance sheet revisions as of December 31, 2012. The balance sheet revisions relate to a reclassification of the deferred tax asset associated with deferred membership costs and the corrections related to temporary differences in landlord allowances. As of December 31, 2012, the net effect of the balance sheet adjustments was a decrease in current deferred tax assets of $5.6 million, and increases in long-term deferred tax assets of $6.4 million and long-term income tax liability (included within Other liabilities) of $860,000.

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

In September 2013, the Internal Revenue Service issued new regulations relating to the treatment of repairs effective for tax years beginning after December 31, 2013 with early adoption permissible. We have opted for early adoption in the year ended December 31, 2013, which has created a timing difference for the accelerated tax deduction for repairs in excess of the book deduction.

As of December 31, 2013, we had net deferred tax assets of $28.4 million. On a quarterly basis, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. We have historically been a taxpayer and are in a three year cumulative income position as of December 31, 2013 for federal as well certain state jurisdictions. In addition, based on recent trends, we project future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because we expect the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. We have state net operating loss carry-forwards, which we believe will be realized within the available carry-forward period, except for a small net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur lower than expected income or losses in 2014 and beyond, then a valuation allowance against the deferred tax assets may be required in the future. In 2014, we expect our effective tax rate to approximate 36% to 39% and will be favorably impacted from tax benefits derived from the captive insurance arrangement. Upon the completion of the pending sale of our East 86th Street building, the effective tax rate will range from 42% to 44%.

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

Total revenue increased $12.0 million, or 2.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Revenue for 2012 included a benefit from an acceleration of in-club advertising revenue which added approximately $1.2 million to fees and other revenue. For the year ended December 31, 2012, revenue increased $4.4 million at the two clubs opened or acquired subsequent to December 31, 2010 (both opened in the fourth quarter of 2011) and $7.1 million at our clubs opened or acquired prior to December 31, 2010. Revenue decreased $640,000 at the two clubs that were closed subsequent to December 31, 2010.

Revenue for 2012 was impacted by the effects of Hurricane Sandy on our business during the fourth quarter of 2012 as a result of lost operating days. At the height of the storm, 131 of our 160 clubs were closed with 16 clubs that remained closed for over a week, one club that permanently closed and one club that recently reopened in December 2013. While it is very difficult to estimate the impact of the storm given the prolonged disruption in most of our markets, we estimate that revenue for 2012 was negatively impacted by approximately $1.0 million as a result of the hurricane.

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

Operating Expenses

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2012	2011	$ Variance	% Variance
Payroll and related	$181,632	$177,528	$4,104	2.3%
Club operating	178,950	176,463	2,487	1.4%
General and administrative	24,139	25,799	(1,660)	(6.4)%
Depreciation and amortization	49,391	51,536	(2,145)	(4.2)%
Impairment of fixed assets	3,436	—	3,436	n/a %

Operating expenses	$437,548	$431,326	$6,222	1.4%

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

Loss on Extinguishment of Debt

In the year ended December 31, 2012, loss on extinguishment of debt was $1.0 million. The loss on extinguishment of debt was comprised of a $464,000 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546,000 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15.0 million on our term loan facility.

In the year ended December 31, 2011, loss on extinguishment of debt was $4.9 million. The proceeds from the 2011 Senior Credit Facility obtained on May 11, 2011 were used to repay the remaining outstanding principal amount of the 2007 Senior Credit Facility of $164.0 million and the remaining outstanding principal amount of the Senior Discount Notes of $138.45 million. We incurred $2.5 million of call premium on the Senior Discount Notes together with the write-off of $2.4 million of net deferred financing costs related to the debt extinguishment.

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

As of December 31, 2012, we had net deferred tax assets of $35.1 million. Quarterly, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. In 2011, the Company returned to profitability after sustaining losses in 2009 and 2010. We have historically been a taxpayer and are in a three year cumulative income position for federal purposes as of December 31, 2012. In addition, based on recent trends, we project future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because we expect the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. We have federal and state net operating loss and tax credit carry-forwards, which we believe will be realized within the available carry-forward period, except for a small net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur lower than expected income or losses in 2013 and beyond, then a valuation allowance against the deferred tax assets may be required in the future.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, and other capital expenditures necessary to upgrade, expand and renovate existing clubs. In December 2012, we also paid a special cash dividend of $3.00 per share and in December 2013 we instituted what we intend to be a regular quarterly cash dividend of $0.16 per share, with the initial quarterly dividend paid in December 2013 and the second announced in February 2014, which will be paid in March 2014, of $0.16 per share. While it is our intention to pay a quarterly cash dividend in the future, any determination to pay such future dividends will be made by the board of directors and will take into account such matters as cash on hand, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We believe that our existing cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to fund capital expenditures, working capital needs, dividend payments, and other liquidity requirements associated with our operations through at least the next 12 months.

Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2013 was $67.4 million compared to $60.1 million for the year ended December 31, 2012, an increase of 12.2%. This increase was driven by a decrease in cash paid for interest of $4.0 million and cash flows from the timing of certain payments and collections made associated with our accounts payable, accrued expenses, accounts receivable and deferred membership costs. The decrease in accounts receivable was primarily due to a change in our billing policy effective January 1, 2013 related mainly to personal training session sales that were previously sold “on account.” These cash increases were offset by an overall decrease in overall operating results.

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

Investing Activities.    Net cash used in investing activities increased 36.1% to $30.6 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Investing activities in the year ended December 31, 2013 consisted of capital expenditures for the remodeling of existing clubs, the purchase of new fitness equipment and capital investment in information technology. The 2013 amount includes approximately $16.2 million to continue to upgrade existing clubs, $8.0 million principally related to major renovations at clubs with recent lease renewals and upgrading certain clubs for our UXF zones and our in-club entertainment system network, and $1.1 million related to our planned 2014 club openings. In addition, we invested $3.8 million to enhance our management information and communication systems and approximately $195,000 related to our warehouse and laundry facility. Investing activities in the year ended December 31, 2013 also consisted of $2.9 million of net cash paid for the acquisition of clubs and approximately $1.4 million related to renovations at these clubs. These capital investments were partially offset by $3.2 million of insurance proceeds primarily in connection with insurance recoveries related to property damages from Hurricane Sandy.

Net cash used in investing activities decreased 27.2% to $22.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Investing activities in the year ended December 31, 2012 consisted primarily of remodeling existing clubs, the purchase of new fitness equipment and capital investment in information technology. The 2012 amount includes approximately $17.2 million to continue to upgrade existing clubs and $1.6 million principally related to major renovations at clubs with recent lease renewals and upgrading certain clubs for our UXF zones and our in-club entertainment system network. In addition, we invested $2.9 million to enhance our management information and communication systems and approximately $800,000 related to our warehouse and laundry facility.

For the year ending December 31, 2014, we currently plan to invest between $45.0 million and $50.0 million in capital expenditures. This amount includes approximately $20.0 million to $22.0 million related to potential 2014 and 2015 club openings inclusive of amounts for our planned openings of our new BFX Studios. Total capital expenditures also includes approximately $18.0 million to $20.0 million to continue to upgrade existing clubs and $4.0 million to $4.5 million principally related to major renovations at clubs with recent lease renewals and upgrading our in-club entertainment system network. We also expect to invest $3.0 million to $3.2 million to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations and available cash on hand and the after-tax proceeds from the sale of the East 86th Street property. If such proceeds are not reinvested in our business, we may be required to pay such amounts to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility.

Financing Activities.    Net cash used in financing activities decreased $46.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. In the year ended December 31, 2013, we were not required to make the regularly scheduled quarterly principal payments pursuant to our previous 2011 Term Loan Facility (defined below) as a result of a voluntary prepayment made in August 2012 of $15.0 million. In addition, the second amendment to our previous 2011 Senior Credit Facility (defined below) in November 2012 waived the requirement to pay the excess cash flow payment that was due on March 31, 2013. On November 15, 2013, we refinanced our long-term debt. In connection with the refinancing, we repaid the remaining principal amounts of the 2011 Term Loan Facility of $315.7 million received $323.4 million under the 2013 Term Loan Facility (defined below), net of original issue discount (“OID”) of $1.6 million. In connection with the debt refinancing, we paid $5.1 million in debt issuance costs. We also received $600,000 related to proceeds from stock option exercises in the year ended December 31, 2013, while in the year ended December 31, 2012 we received $2.4 million. In the year ended December 31, 2013, we also paid $4.0 million of dividends comprised of a quarterly dividend of $3.8 million and $296,000 of dividends paid on the vesting of restricted stock. This compares the special dividends paid totaling $70.3 million in the year ended December 31, 2012.

Net cash used in financing activities increased $12.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. In the year ended December 31, 2012, we made principal payments of $36.0 million on the 2011 Term Loan Facility, of which $15.0 million was related to a voluntary prepayment made in August 2012. In connection with the repricing amendment in August 2012, we paid related financing costs of $2.7 million. On November 14, 2012, we made further amendments to the 2011 Senior Credit Facility to, among other things, allow for the borrowing of an incremental term loan of $60.0 million which was used together with cash-on-hand to pay a special dividend in December 2012 of $70.3 million. The net proceeds from the incremental term loan were $59.7 million, net of OID of 0.50% or $300,000. In connection with the execution of this additional amendment, we paid additional financing costs of $640,000 related to a 0.25% amendment fee and incurred debt issuance costs of $125,000. We also received $2.4 million related to proceeds from stock option exercises in the year ended December 31, 2012. In the year ended December 31, 2011, we made principal payments of $14.1 million on the 2007 Term Loan Facility (defined below). On May 11, 2011, we refinanced our long-term debt. In connection with the May 11, 2011 refinancing, we repaid the remaining principal amounts of the 2007 Term Loan Facility of $164.0 million and the Senior Discount Notes (defined below) of $138.5 million and received $297.0 million under the 2011 Term Loan Facility, net of the OID of $3.0 million. We also paid $8.1 million in debt issuance costs in connection with this refinancing. In addition, we repaid $8.3 million in principal on the 2011 Term Loan Facility. We also received $479,000 related to proceeds from stock options exercises in the year ended December 31, 2011.

2013 Senior Credit Facility

On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million was issued, net of an OID of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5.1 million and will be amortized as interest expense and are included in other assets in the accompanying consolidated balance sheets. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and collateralized by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the fiscal quarter ending March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility except that a premium of 1.0% is payable for any prepayments made prior to May 15, 2014 in connection with a repricing transaction that reduces the effective yield of the initial term loans. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The total leverage ratio as of December 31, 2013 was 3.07:1.00. There will be no excess cash flow payment required until April 2015.

As of December 31, 2013, the 2013 Term Loan Facility has a gross principal balance of $325.0 million and a balance of $314.9 million, net of unamortized debt discount of $10.1 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility, described below. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2013, the unamortized balance of debt issuance costs of $4.4 million is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2013, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2013 was $42.0 million.

2011 Senior Credit Facility

TSI, LLC’s previously outstanding senior secured credit facility was originally entered into on May 11, 2011 (as amended from time to time) and consisted of a $350.0 million senior secured credit facility (“2011 Senior Credit Facility”) comprised of a $300.0 million term loan facility (“2011 Term Loan Facility”) scheduled to mature on May 11, 2018 and a $50.0 million revolving loan facility scheduled to mature on May 11, 2016 (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an OID of 1.0% or $3.0 million and debt issuance costs recorded in connection with the 2011 Senior Credit Facility were $8.1 million. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under a previously outstanding long-term debt facility entered into in 2007 (“2007 Senior Credit Facility), to pay the redemption price on outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. In the year ended December 31, 2011, loss on extinguishment of debt totaling $4.9 million was recorded in connection with the debt refinancing on May 11, 2011 and consisted of the write-off of unamortized debt costs of $1.6 million related to the 2007 Senior Credit Facility and the Senior Discount Notes, $777,000 of

costs related to the 2011 Senior Credit Facility and a call premium of $2.5 million related to the early redemption of the Senior Discount Notes.

The 2011 Senior Credit Facility was first amended on August 22, 2012 (“First Amendment”) to reduce the then-current interest rates on the 2011 Term Loan Facility by 125 basis points and also convert the existing voluntary prepayment penalty provision from a “101 hard call” provision (which required the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which required the payment of a 1% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) ending in August 2013, and subsequently extended by the November 14, 2012 amendment to November 2013. All other principal provisions, including maturity and covenants under the then-existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13.8 million were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the year ended December 31, 2012, we recorded a loss on extinguishment of debt of $464,000 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260,000 and $204,000, respectively. In addition, we recorded additional debt discount of $2.7 million related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1.4 million related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

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

On November 16, 2012, TSI, LLC entered into a Second Amendment (“Second Amendment”) to the 2011 Senior Credit Facility. Under the Second Amendment, TSI, LLC borrowed an additional $60.0 million incremental term loan issued at an OID of 0.50% or $300,000. The new borrowings were used, together with cash on hand, to pay a special cash dividend to our stockholders, including an equivalent cash bonus payment to certain option holders, on December 11, 2012. In addition, the Second Amendment provided for a waiver of any prepayment required to be paid using our excess cash flow for the period ended December 31, 2012, amended the restricted payments covenant to permit the payment of the dividend and cash bonus payments and permitted adjustments to our calculation of consolidated EBITDA with respect to the cash bonus payment and with respect to fees and expenses associated with certain permitted transactions. In connection with the execution of the Second Amendment, we recorded additional debt discount of $639,000 related to a 0.25% amendment fee, debt issuance costs of $125,000 and additional interest expense totaling $1.6 million related primarily to bank, arrangement and legal fees paid to third parties.

Repayment of 2011 Senior Credit Facility

Contemporaneously with entry into the 2013 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2011 Term Loan Facility of $315.7 million. The 2011 Term Loan Facility was set to expire on May 11, 2018. There were no outstanding amounts under the 2011 Revolving Loan Facility as of November 15, 2013, the date of the initial borrowing under the 2013 Senior Credit Facility. The 2011 Term Loan Facility was repaid at face value of $315.7 million plus accrued and unpaid interest of $807,000 and letter of credit fees and commitment fees of $67,000. The total cash paid in connection with this repayment was $316.6 million as of November 15, 2013 with no early repayment penalty. We determined that the 2013 Senior Credit Facility was not substantially different than the 2011 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2011 Senior Credit Facility and a portion was accounted for as an extinguishment. As of November 15, 2013, we recorded loss on extinguishment of debt of approximately $750,000, representing the write-off of the remaining unamortized debt costs and debt discount related to the portion of the 2011 Senior Credit Facility that was accounted for as an extinguishment, and is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2013.

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

We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. We entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150.0 million when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extended the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap will continue to have a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When our derivative was executed hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2013 and 2011, and the amount related to hedge ineffectiveness for the year ended December 31, 2012 was de minimis.

Counterparties to our derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

As of December 31, 2013, we were in compliance with our debt covenants in the 2013 Senior Credit Facility. These covenants may limit TSI, LLC’s ability to incur additional debt. As of December 31, 2013, permitted borrowing capacity of $45.0 million was not restricted by the covenants.

As of December 31, 2013, we had $73.6 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2013, $54.2 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.

Consolidated Debt

As of December 31, 2013, our total principal amount of debt outstanding was $325.0 million. This substantial amount of debt could have significant consequences, including:

•	making it more difficult to satisfy our obligations with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•

requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, which is variable on our 2013 Revolving Loan Facility and partially variable on our 2013 Term Loan

Facility, and/or principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures and acquisitions of new clubs and general corporate requirements;

•	increasing our vulnerability to interest rate fluctuations in connection with borrowings under our 2013 Senior Credit Facility, some of which are at variable interest rates;

•	limiting our ability to refinance our existing indebtedness on favorable terms, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2014. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Contractual Obligations and Commitments

The aggregate long-term debt and operating lease obligations as of December 31, 2013 were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations(4)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$325,000	$3,250	$6,500	$6,500	$308,750
Interest payments on long-term debt(2)	104,548	16,200	31,954	30,223	26,171
Operating lease obligations(3)	654,839	88,983	169,500	138,007	258,349

Total contractual cash obligations	$1,084,387	$108,433	$207,954	$174,730	$593,270

Notes:

(1)	Principal amounts paid each year will increase as annual excess cash flow amounts are required (as described above). There are no excess cash flow payments required until April 2015.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of December 31, 2013.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on the operating results of the lessee.

(4)	The table above does not include any future obligations that would result in connection with the sale agreement that was entered in December 2013 related to the sale of our property located on East 86th Street in New York as this sale is subject to adjustment, and is expected to close on or about March 31, 2014.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

In recent years, we have typically operated with a working capital deficit. We had working capital of $27.8 million at December 31, 2013, as compared with a working capital deficit of $11.8 million at December 31, 2012. Major components of our working capital on the current liability side are deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. As of December 31, 2012, these current liabilities more than offset the main current assets, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for our business needs, including financing and investing commitments, which use contributes to the working capital deficit. The deferred revenue liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $33.9 million and $37.1 million at December 31, 2013 and 2012, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues are generally realized over a period of up to twelve months, while fees for prepaid services normally are realized over a period of one to nine months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset working capital. Should we record a working capital deficit in future periods, as in the past, we will fund such deficit using cash flows from operations and borrowings under our 2013 Senior Credit Facility. We believe that these sources will be sufficient to cover such deficit.

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

Estimated average membership life.    Our one-time member joining fees and a portion of related direct expenses, up to the amount of total deferred joining fees, are deferred and recognized on a straight-line basis in operations over our current estimated average membership life of 23 months for our unrestricted members and 28 months for our restricted members. We monitor factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjust the estimate on a quarterly basis. The estimated average membership life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease accordingly.

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

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Our long-lived assets are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated using discounted cash flows. Projected cash flows are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenue. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. See Note 5 — Fixed Assets to our consolidated financial statements in this Annual Report. Due unforeseen to poor performance and lower than expected membership results experienced in January 2014, the Company anticipates having fixed asset impairment in the first quarter of 2014.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). We have one Outlier Club with goodwill. The BSC, WSC and PSC regions do not have any goodwill as of December 31, 2013. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.

As of February 28, 2013 and February 29, 2012, we performed our annual impairment test of goodwill. These impairment tests supported the recorded goodwill balances and as such no impairment of goodwill was required. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We will complete an interim evaluation of the goodwill by reporting unit if a triggering event exists. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company.

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

Deferred income taxes.    As of December 31, 2013, our net deferred tax assets totaled $28.4 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. Quarterly, we assess whether a valuation allowance is required based on the weight of all positive and negative evidence to determine whether it is more likely than not that the net deferred tax asset will be realized. We have historically been a taxpayer and are in a three year cumulative income position as of December 31, 2013 for both federal and certain state jurisdictions. In addition, based on recent trends, we project future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, taxable income has been and is projected to be the same as federal taxable income. Because we expect to discontinue the captive insurance company as of December 31, 2014, the assessment of realizability of the state deferred tax assets is consistent with the federal tax analysis above. We have state net operating loss carry-forwards which we believe will be realized within the available carry-forward period, except for a small net operating loss forward in Rhode Island due to the short carry forward period in that state. Accordingly, we concluded that it is more likely than not that the deferred tax assets will be realized. If actual results do not meet our forecasts and we incur losses in 2014 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

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

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had a material impact on our results of operations or financial condition. Should there be periods of high inflation in the future, our results of operations or financial condition would be exposed to the effects of inflation, such as higher rents for our leases under escalation terms based on the consumer price index and higher interest expense on the variable rate portion of our debt.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our debt is effectively at both fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of December 31, 2013, we had $325.0 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of December 31, 2013, a hypothetical 100 basis point interest increase would have increased our interest cost by approximately $285,000.

For additional information concerning the terms of our 2013 Term Loan Facility, see Note 9 — Long-Term Debt to our consolidated financial statements in this Annual Report.

Item 8. Financial	Statements and Supplementary Data

Our Financial Statements appear following the signature page hereto, are incorporated herein by reference and are listed in the index appearing under Item 15.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures:    Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls.

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level, because of the material weakness in the Company’s internal control over financial reporting described below. This material weakness did not result in any audit adjustments or misstatements.

Management’s Annual Report on Internal Control Over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Internal control over financial reporting is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework). Based on our management’s assessment using those criteria, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2013 as described below, and that as a result, our internal control over financial reporting was not effective as of December 31, 2013. A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The material weakness is that certain accounting personnel have system access to both create and post journal entries to substantially all of the key accounts as of December 31, 2013 which are not subject to an independent review process.

The material weakness did not result in any adjustments or misstatements. However, this material weakness could result in a material misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report included following the signature page hereto, included in Item 15.

Remediation: We are in the process of addressing the access of these accounting personnel and will establish access limitations specific to job functions and roles that we believe will address the risks described above. This will include removing the ability for any member of the accounting department to both create and post journal entries without independent review. We believe that the design, implementation and testing of this control, which we expect to be implemented during the first and second quarters of 2014, should remediate the material weakness. Until such time as such procedures have been completed and verified, we will continue to perform manual reviews of all journal entries posted by accounting personnel with this access.

Changes in Internal Control Over Financial Reporting:    As described below, there have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to December 31, 2013, we had maintained an independent review process for any manual journal entries initiated by accounting personnel with the ability to both create and post such entries. Following December 31, 2013, we removed the independent review process and sought to limit the access of such individuals such that they no longer could both create and post manual journal entries. However, certain accounting personnel continued to have system access to both create and post such entries to substantially all of the key accounts as of December 31, 2013, which were then no longer subject to the independent review process. We have been able to determine that there were no journal entries actually created and posted by these accounting personnel during the time when there was no independent review process.

Item 9B. Other	Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2013 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Deadline for Receipt of Stockholder Proposals.”

The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Robert Giardina	Chief Executive Officer, Town Sports International Holdings, Inc.

Paul N. Arnold	Former Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.

Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP

J. Rice Edmonds	Managing Director, Edmonds Capital, LLC

John H. Flood III	Chief Executive Officer, Synergy Global Outsourcing, LLC

Thomas J. Galligan III	Former Executive Chairman, Papa Gino’s Holdings Corp.

Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC

Executive Officers:
Robert Giardina	Chief Executive Officer

Daniel Gallagher	President, Chief Operating Officer and Chief Financial Officer

Paul Barron	Senior Vice President — Chief Information Officer

David M. Kastin	Senior Vice President — General Counsel and Corporate Secretary

Scott Milford	Senior Vice President — Human Resources

Item 11. Executive	Compensation

The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation” and “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation.”

The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2013 Fiscal Year.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	1,140,231	$5.29	423,239
Equity compensation plans not approved by security holders	—	—	—

Total	1,140,231	$5.29	423,239

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

(3)    Exhibits. See Item 15(b) below.

(b)    Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-41 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ ROBERT GIARDINA
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ ROBERT GIARDINA Robert Giardina	Chief Executive Officer (principal executive officer) and Director	March 14, 2014

By:	/s/ DANIEL GALLAGHER Daniel Gallagher	President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 14, 2014

By:	/s/ PAUL ARNOLD Paul Arnold	Director	March 14, 2014

By:	/s/ BRUCE BRUCKMANN Bruce Bruckmann	Director	March 14, 2014

By:	/s/ J. RICE EDMONDS J. Rice Edmonds	Director	March 14, 2014

By:	/s/ JOHN H. FLOOD III John H. Flood III	Director	March 14, 2014

By:	/s/ THOMAS J. GALLIGAN III Thomas J. Galligan III	Director	March 14, 2014

By:	/s/ KEVIN MCCALL Kevin McCall	Director	March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Town Sports International Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the ability of certain accounting personnel to create and post journal entries without an independent review existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 14, 2014

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

(All figures in thousands except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$73,598	$37,758
Accounts receivable, net	3,704	6,508
Inventory	473	438
Deferred tax assets, net	17,010	19,325
Prepaid corporate income taxes	6	550
Prepaid expenses and other current assets	10,850	11,435

Total current assets	105,641	76,014
Fixed assets, net	243,992	256,871
Goodwill	32,870	32,824
Intangible assets, net	908	—
Deferred tax assets, net	11,340	15,728
Deferred membership costs	8,725	10,811
Other assets	10,316	12,522

Total assets	$413,792	$404,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,250	$15,787
Accounts payable	8,116	7,467
Accrued expenses	31,536	27,053
Accrued interest	737	89
Dividends payable	259	305
Deferred revenue	33,913	37,138

Total current liabilities	77,811	87,839
Long-term debt	311,659	294,552
Dividends payable	407	799
Deferred lease liabilities	56,882	61,732
Deferred revenue	2,460	3,889
Other liabilities	8,089	11,455

Total liabilities	457,308	460,266
Contingencies (Note 15)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; issued and outstanding 24,072,705 and 23,813,106 shares at December 31, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	(13,846)	(16,326)
Accumulated other comprehensive income	2,052	1,226
Accumulated deficit	(31,746)	(40,420)

Total stockholders’ deficit	(43,516)	(55,496)

Total liabilities and stockholders’ deficit	$413,792	$404,770

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

(All figures in thousands except share and per share data)

	2013	2012	2011
Revenues:
Club operations	$464,240	$473,177	$462,051
Fees and other	5,985	5,804	4,890

	470,225	478,981	466,941

Operating Expenses:
Payroll and related	174,894	181,632	177,528
Club operating	179,683	178,950	176,463
General and administrative	28,431	24,139	25,799
Depreciation and amortization	49,099	49,391	51,536
Insurance recovery related to damaged property	(3,194)	—	—
Impairment of fixed assets	714	3,436	—

	429,627	437,548	431,326

Operating income	40,598	41,433	35,615
Loss on extinguishment of debt	750	1,010	4,865
Interest expense	22,617	24,640	24,274
Interest income	(1)	(43)	(147)
Equity in the earnings of investees and rental income	(2,459)	(2,461)	(2,391)

Income before provision for corporate income taxes	19,691	18,287	9,014
Provision for corporate income taxes	7,367	6,321	2,699

Net income	$12,324	$11,966	$6,315

Earnings per share:
Basic	$0.51	$0.51	$0.28
Diluted	$0.50	$0.50	$0.27
Weighted average number of shares used in calculating earnings per share:
Basic	24,031,533	23,436,393	22,828,031
Diluted	24,736,961	24,114,540	23,423,797
Dividends declared per common share	$0.16	$3.00	$—

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012 and 2011

(All figures in thousands)

	2013	2012	2011
Net income	$12,324	$11,966	$6,315
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of ($49), $0 and $777 for the years ended December 31, 2013, 2012 and 2011, respectively	68	95	(129)
Interest rate swap, net of tax of ($583), $61 and $601 for the years ended December 31, 2013, 2012 and 2011, respectively	758	(120)	(741)

Total other comprehensive income (loss), net of tax	826	(25)	(870)

Total comprehensive income	$13,150	$11,941	$5,445

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Years Ended December 31, 2013, 2012 and 2011

(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2010	22,667,650	$23	$(21,788)	$2,121	$12,699	$(6,945)
Stock option exercises	164,435	—	479	—	—	479
Common stock grants	27,297	—	151	—	—	151
Restricted stock grants	188,999	—	—	—	—	—
Cancellation of options	—	—	(37)	—	—	(37)
Forfeiture of restricted stock	(7,500)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,261	—	—	1,261
Net income	—	—	—	—	6,315	6,315
Derivative financial instruments	—	—	—	(741)	—	(741)
Foreign currency translation adjustment	—	—	—	(129)	—	(129)

Balance at December 31, 2011	23,040,881	23	(19,934)	1,251	19,014	354
Stock option exercises	534,514	1	2,351	—	—	2,352
Common stock grants	12,502	—	116	—	—	116
Restricted stock grants	251,500	—	—	—	—	—
Cancellation of options	—	—	(49)	—	—	(49)
Forfeiture of restricted stock	(26,291)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,190	—	—	1,190
Dividends declared on common stock	—	—	—	—	(71,400)	(71,400)
Net income	—	—	—	—	11,966	11,966
Derivative financial instruments	—	—	—	(120)	—	(120)
Foreign currency translation adjustment	—	—	—	95	—	95

Balance at December 31, 2012	23,813,106	24	(16,326)	1,226	(40,420)	(55,496)
Stock option exercises	135,786	—	600	—	—	600
Common stock grants	29,562	—	305	—	—	305
Restricted stock grants	178,500	—	—	—	—	—
Cancellation of options	—	—	(80)	—	—	(80)
Forfeiture of restricted stock	(84,249)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,899	—	—	1,899
Tax shortfall from stock option exercises	—	—	(244)	—	—	(244)
Dividends declared on common stock	—	—	—	—	(3,850)	(3,850)
Dividend forfeitures	—	—	—	—	200	200
Net income	—	—	—	—	12,324	12,324
Derivative financial instruments	—	—	—	758	—	758
Foreign currency translation adjustment	—	—	—	68	—	68

Balance at December 31, 2013	24,072,705	$24	$(13,846)	$2,052	$(31,746)	$(43,516)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(All figures in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$12,324	$11,966	$6,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	49,099	49,391	51,536
Impairment of fixed assets	714	3,436	—
Loss on extinguishment of debt	750	1,010	4,865
Insurance recovery related to damaged property	(3,194)	—	—
Call premium on redemption of Senior Discount Notes	—	—	(2,538)
Amortization of debt discount	996	517	244
Amortization of debt issuance costs	1,153	1,135	1,127
Noncash rental expense, net of non-cash rental income	(5,692)	(4,037)	(3,663)
Share-based compensation expense	2,204	1,306	1,412
Decrease in deferred tax asset	6,120	5,865	11,553
Net change in certain operating assets and liabilities, net of acquisitions	898	(8,967)	9,181
Decrease (increase) in deferred membership costs	2,086	(694)	(4,183)
Landlord contributions to tenant improvements	1,472	1,345	711
Decrease in insurance reserves	(929)	(2,071)	(1,679)
Other	(613)	(149)	4

Total adjustments	55,064	48,087	68,570

Net cash provided by operating activities	67,388	60,053	74,885

Cash flows from investing activities:
Capital expenditures	(30,861)	(22,490)	(30,907)
Acquisition of businesses	(2,939)	—	—
Insurance recovery related to damaged property	3,194	—	—

Net cash used in investing activities	(30,606)	(22,490)	(30,907)

Cash flows from financing activities:
Cash dividends paid	(4,088)	(70,296)	—
Proceeds from 2013 Senior Credit Facility, net of original issue discount	323,375	—	—
Proceeds from incremental term loan, net of original issue discount	—	59,700	—
Proceeds from replacement 2011 Term Loan Facility lenders	—	13,796	—
Proceeds from 2011 Senior Credit Facility, net of original issue discount	—	—	297,000
Principal payments to non-consenting 2011 Term Loan Facility lenders	—	(13,796)	—
Principal payments on 2011 Term Loan Facility	—	(36,007)	(8,250)
Term loan issuance and amendment related financing costs	(4,356)	(3,346)	—
Debt issuance costs	(763)	(125)	(8,065)
Proceeds from stock option exercises	600	2,352	479
Repayment of 2011 Senior Credit Facility	(315,743)	—	—
Repayment of 2007 Term Loan Facility	—	—	(178,063)
Repayment of Senior Discount Notes	—	—	(138,450)

Net cash used in financing activities	(975)	(47,722)	(35,349)

Effect of exchange rate changes on cash	33	37	448

Net increase (decrease) in cash and cash equivalents	35,840	(10,122)	9,077
Cash and cash equivalents beginning of period	37,758	47,880	38,803

Cash and cash equivalents end of period	$73,598	$37,758	$47,880

Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$2,859	$(645)	$(591)
Increase in inventory	(36)	(148)	(74)
(Increase) decrease in prepaid expenses and other current assets	(1,278)	(432)	3,212
Increase (decrease) in accounts payable, accrued expenses and accrued interest	3,089	(3,094)	864
Change in prepaid corporate income taxes and corporate income taxes payable	1,604	(427)	(2,347)
(Decrease) increase in deferred revenue	(5,340)	(4,221)	8,117

Net change in certain working capital components	$898	$(8,967)	$9,181

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

1.	Basis of Presentation

As of December 31, 2013, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 162 fitness clubs (“clubs”) comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 29 clubs in the Boston market under the “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs which is the level at which the chief operating decision maker reviews discrete financial information and makes decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that our operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

2.	Correction of Accounting Errors

The results for the year ended December 31, 2013 include the correction of deferred lease receivables and rental income resulting in an increase in rental income from subtenants and a related increase in deferred lease receivable in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. This correction resulted in the recognition of Fees and other revenue in the year ended December 31, 2013 of $424 that relates to 2012. The Company does not believe that this error correction is material to 2013 or prior reporting periods.

The results for the year ended December 31, 2013 also include the correction of errors that resulted in an increase in tax benefits for corporate income taxes and a related increase in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2013, the Company identified corrections related to temporary differences in fixed assets for state depreciation resulting in the recognition of an income tax benefit of $225. Also, in the fourth quarter of 2013, the Company identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209 for a net benefit to the Provision for corporate income taxes of $16 in the year ended December 31, 2013. The Company also made out-of period balance sheet adjustments as of December 31, 2012. The balance sheet adjustments relate to a reclassification of the deferred tax asset associated with deferred membership costs and the corrections related to temporary differences in landlord allowances. As of December 31, 2012, the net effect of the balance sheet adjustments was a decrease in current deferred tax assets of $5,572, and increases in long-term deferred tax assets of $6,432 and long-term income tax liability (included within Other liabilities) of $860. The Company does not believe that either error correction is material to 2013 or prior reporting periods.

The Company also made revisions to the consolidated balance sheet as of December 31, 2012 related to the classification of deferred promotions from long term Other assets to current Prepaid expenses and other current assets for $1,569 The Company does not believe that the error correction is material to 2013 or prior reporting periods.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has revised its consolidated balance sheet as of December 31, 2012 and consolidated statements of cash flows for the years ended December 31, 2012 and 2011to correct the classification errors described above. The consolidated effects are shown in the chart below.

	As of December 31, 2012
	As Previously Reported	As Revised
Consolidated Balance Sheet:
Current deferred tax assets, net	$24,897	$19,325
Prepaid expenses and other current assets	$9,866	$11,435
Total current assets	$80,017	$76,014
Long-term deferred tax assets, net	$9,296	$15,728
Other assets	$14,091	$12,522
Total assets	$403,910	$404,770
Other liabilities	$10,595	$11,455
Total liabilities	$459,406	$460,266
Total liabilities and stockholder’s (deficit) equity	$403,910	$404,770

	For the year ended
	December 31, 2012		December 31, 2011
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated Statements of Cash Flows:
Net change in certain operating assets and liabilities	$(8,864)	$(8,967)	$19,129	$9,181
Decrease in deferred tax asset	$5,865	$5,865	$1,886	$11,553
Other	$(252)	$(149)	$(277)	$4
Summary of the changes in certain operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	$(329)	$(432)	$3,493	$3,212
Change in prepaid corporate income taxes and corporate income taxes payable	$(427)	$(427)	$7,320	$(2,347)

These adjustments were not considered material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised the respective balance sheets and statements of cash flows. These revisions had no impact on the Company’s results of previously reported operations or total cash flows.

The results for the year ended December 31, 2012 include the correction of temporary differences that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2012, the Company identified corrections related to temporary differences in fixed assets, intangible assets and deferred revenue resulting in the recognition of an income tax benefit of $483. The Company does not believe that this error correction is material to 2012 or prior reporting periods.

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

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. Deferred membership costs were $8,725 and $9,242 at December 31, 2013 and 2012, respectively.

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships, a one-time promotional offer in September 2011. As of December 31, 2013, the estimated average membership life of an unrestricted member and a restricted member is 23 months and 28 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volume, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis. The table below summarizes the estimated average membership life of restricted members and unrestricted members that were in effect for each quarter during the past three year period from 2011 through 2013.

	Estimated Average Membership Life of an Unrestricted Member			Estimated Average Membership Life of a Restricted Member
Period	2013	2012	2011	2013	2012	2011
Three months ended March 31	25 months	28 months	27 months	27 months	25 months	27 months
Three months ended June 30	24 months	28 months	27 months	28 months	27 months	27 months
Three months ended September 30	23 months	28 months	28 months	28 months	28 months	28 months
Three months ended December 31	23 months	27 months	29 months	28 months	27 months	24 months

The Company monitors factors that might affect the estimated average membership life including historical and forecasted retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis.

Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount collected for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2013 and 2012, the Company had approximately $14,309 and $13,442, respectively, of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the prepaid personal training sessions the Company also offers a personal training membership product which consists of single or multi-session packages ranging from one, four, eight or twelve sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and the sessions offered by the membership product must be used in each respective month they are issued. Members who purchase this product commit to a six month period and revenue is recognized ratably over the six month commitment period.

The Company’s membership base is under four basic types of memberships plans that have various levels of facility privileges. We have a Passport Membership which allows members to use any club at any time, a Core Membership which allows members unlimited use of a single “home club” with access to use other non-home clubs for an additional usage fee, a Gold Membership (no longer offered to new members) allows unlimited access to a home club and use of non-home clubs during off-peak hours with access during peak hours but for a usage fee, a Restricted Membership which is generally sold to students and teachers and provides for access to all clubs except during the peak hours of 4:30pm to 7:30pm, Monday through Thursday. Restricted members have access to our facilities during peak hours, but a usage fee is charged. Usage fees are recorded to membership revenue in the month the usage occurs. Total usage fees recorded were $2,126, $2,166 and $2,035 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company generates management fees from certain club facilities that are not wholly-owned. Management fees earned for services rendered are recognized at the time the related services are performed.

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

In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $3,375 and $3,425 as of December 31, 2013 and 2012, respectively, pursuant to various state consumer protection laws.

Advertising and Club Pre-opening Costs

Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2013, 2012 and 2011 totaled $5,943, $6,158 and $5,999, respectively and are included in Club operating expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2013 and 2012, $274 of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.

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

Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the consolidated balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $3,310, $2,955 and $2,791 as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

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

Lease termination penalties are recognized using the undiscounted cash flow method. The Company did not incur any lease termination penalties in the years ended December 31, 2013, 2012 or 2011.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the Company’s membership base and was $6,013 and $9,757 at December 31, 2013 and 2012, respectively, before the allowance for doubtful accounts. The decrease in accounts receivable was primarily due to a change in our billing policy effective January 1, 2013, where cash sales proceeds, primarily related to personal training sessions, are required to be collected at the point of sale rather than giving members the option to bill “on account” which is recorded as a receivable due from the member. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s members to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a member’s ability to pay.

Following are the changes in the allowance for doubtful accounts for the years December 31, 2013, 2012 and 2011:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2013	$3,249	$8,335	$(9,275)	$2,309
December 31, 2012	$2,440	$9,711	$(8,902)	$3,249
December 31, 2011	$2,565	$6,698	$(6,823)	$2,440

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

Intangible Assets and Debt Issuance Costs

Intangible assets are stated at cost and amortized by the straight-line method over their respective estimated lives. Intangible assets currently consist of membership lists, management contracts and trade names. Historically, intangible assets also included covenants-not-to-compete and a beneficial lease. Covenants-not-to-compete are amortized over the contractual life, generally one to five years, and beneficial leases are amortized over the remaining life of the underlying club lease. Membership lists are amortized over the estimated average membership life, currently at 23 months, management contracts are amortized over their current contractual lives of between nine and 11 years and trade names are amortized over their estimated useful lives of between 10 and 20 years.

Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization of debt issue costs was $1,153, $1,135 and $1,127, for the years ended December 31, 2013, 2012 and 2011, respectively.

Accounting for the Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset’s carrying value would be reduced to fair value calculated using discounted cash flows, which is based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% to 5% of total revenues.

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

Goodwill impairment testing is a two-step process. Prior to performing this two-step process, companies also have the option to apply a qualitative approach to assess goodwill for impairment pursuant to updated accounting rules issued by the FASB in September 2011 and adopted by the Company beginning with its annual impairment test on February 29, 2012. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Companies that do not elect to perform the qualitative approach may proceed directly to the two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs this analysis annually as of the last day of February. The Company’s goodwill impairment test as of February 28, 2013 was performed using the two-step goodwill impairment analysis.

Insurance

The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $615 as of December 31, 2013.

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

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company also recognizes deferred tax in relation to the U.S. taxes on the total cumulative earnings of our Swiss clubs. Deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. FASB guidance related to accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2013	2012	2011
Cash paid
Interest (net of amounts capitalized)	$19,744	$23,738	$28,953
Income taxes	$390	$924	$617
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	$5,789	$2,797	$1,645
See Note 9 for additional noncash financing activities.

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

The Company uses a derivative financial instrument to limit exposure to changes in interest rates on the Company’s existing term loan facility. The derivative financial instrument is recorded at fair value on the balance sheet and changes in the fair value are either recognized in accumulated other comprehensive income (a component of shareholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument has been designated as a cash flow hedge. See Note 10 — Derivative Financial Instruments for more information on the Company’s risk management program and derivatives.

At December 31, 2013, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented, foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ (deficit) equity and the consolidated statements of comprehensive income. The effect of foreign exchange translation adjustments was $68, net of tax of $49; $95, net of tax of $0 and $(129), net of tax of ($777), for the years ended December 31, 2013, 2012 and 2011, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2013, $54,184 of the cash balance of $73,598 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

The following table summarizes the weighted average common shares for basic and diluted earnings per share (“EPS”) computations.

	For The Year Ended December 31,
	2013	2012	2011
Weighted average number of common share outstanding — basic	24,031,533	23,436,393	22,828,031
Effect of dilutive share-based awards	705,428	678,147	595,766

Weighted average number of common shares outstanding — diluted	24,736,961	24,114,540	23,423,797

Earnings per share:
Basic	$0.51	$0.51	$0.28
Diluted	$0.50	$0.50	$0.27

For the years ended December 31, 2013, 2012 and 2011, we did not include options to purchase 269,992, 306,904 and 672,589 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

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

On December 11, 2012, adjustments were made to certain stock options which were modified in order to maintain the intrinsic value of the options in connection with the Company’s special dividend payment of $3.00 per share paid on December 11, 2012. The modifications in most cases reduced the exercise price of the options and in certain other cases also increased the number of options. The option modification impacted 67 plan participants. The other existing terms and conditions of the options were not modified. The modification of these options resulted in incremental compensation expense of $148 which was recognized on the modification date on December 11, 2012 for options that were modified which had been fully expensed as of the modification date. Additional incremental compensation expense of approximately $609 will be recognized ratably over the remaining vesting periods related to unvested options that were modified. The incremental compensation expense

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was determined by measuring the fair market value, using the Black-Scholes methodology, of the modified options immediately before and immediately after the dividend payment transaction.

The fair value of the option awards for the periods presented below was determined using a Black-Scholes methodology using the following weighted average assumptions:

Common	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Date of Grant
2011 Grants	2.6%	6 years	79%	—	$2.74
2012 option modification incremental expense	0.4%	3 years	50%	—	—

The weighted average expected option term for 2011 reflects the application of the simplified method set out in the FASB ASC 718-10-S99, topic 14 issued by the Securities and Exchange Commission (“SEC”), which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected option term for 2012 was based on actual past historical data of employee exercise behavior and vesting data. Expected volatility percentages for grant years 2011 and 2012 were based on the daily historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

4.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the statement of operations or in the notes hereto) the effects on the line items of the statement of operations for amounts reclassified out of AOCI. The guidance was effective for the Company beginning January 1, 2013. Other than requiring additional disclosures, the adoption of this guidance did not impact the Company’s financial statements.

In July 2013, the FASB issued updated guidance on the presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The guidance was early adopted for the Company for the year ended December 31, 2013 and it did not have a material impact on its financial statements upon adoption.

In July 2013, the FASB issued updated guidance permitting the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. Prior to the amendment, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Federal Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The updated guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not impact the Company since the current interest rate swap is LIBOR based.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2011, the FASB issued authoritative guidance regarding the offsetting of assets and liabilities on the balance sheet. The standard is intended to provide more comparable guidance between the GAAP and international accounting standards by requiring entities to disclose both gross and net amounts for assets and liabilities offset on the balance sheet as well as other disclosures concerning their enforceable master netting arrangements. This guidance was effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this standard did not have a material effect on the Company’s financial statement disclosures.

5.	Fixed Assets

Fixed assets as of December 31, 2013 and 2012 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2013	2012
Leasehold improvements	$503,174	$496,692
Club equipment	99,461	98,306
Furniture, fixtures and computer equipment	61,481	54,585
Computer software	20,229	18,056
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	9,907	5,978

	700,233	679,598
Less: Accumulated depreciation and amortization	(456,241)	(422,727)

	$243,992	$256,871

Depreciation and leasehold amortization expense for the years ended December 31, 2013, 2012 and 2011, was $48,785, $49,391 and $51,491, respectively.

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB released guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and its fair value, calculated using discounted cash flows, is recognized. In the year ended December 31, 2013, the Company tested 13 underperforming clubs and recorded an impairment loss of $714 on leasehold improvements and furniture and fixtures at three of these clubs that experienced decreased profitability and sales levels below expectations. The 10 other clubs tested that did not have impairment charges had an aggregate of $22,393 of net leasehold improvements and furniture and fixtures remaining as of December 31, 2013.

The Company will continue to monitor the results and changes in expectations of these clubs closely in the year ending December 31, 2014 to determine if fixed asset impairment is necessary. In the year ended December 31, 2012, the Company recorded impairment charges totaling $3,197 related to the write-off of fixed assets at four clubs that sustained severe damages in the aftermath of Hurricane Sandy and $239 related to one underperforming club. In the year ended December 31, 2011, the Company did not record any fixed asset impairment charges.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of fixed assets evaluated for impairment were calculated using Level 3 inputs using discounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are estimated at approximately 3% to 5% of total revenues depending upon the condition and needs of a given club.

The following table presents the long-lived assets measured at fair value on a nonrecurring basis for the period ended December 31, 2013:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013	$714	$—	$—	$714
December 31, 2012	$3,436	$—	$—	$3,436

6.	Goodwill and Intangible Assets

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). The Company has one Outlier Club with goodwill. As of December 31, 2013, the BSC, WSC and PSC regions did not have goodwill balances.

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

The changes in the carrying amount of goodwill from December 31, 2012 through December 31, 2013 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,403	$15,766	$1,284	$3,982	$52,435
Less: accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

Balance as of December 31, 2012	31,403	—	1,284	137	32,824
Acquired goodwill (Refer to Note 7, Acquisitions)	—	9	—	—	9
Changes due to foreign currency exchange rate fluctuations	—	—	37	—	37

Balance as of December 31, 2013	$31,403	$9	$1,321	$137	$32,870

Intangible assets as of December 31, 2013 and 2012 are as follows:

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(10,696)	$648
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(28)	222
Trade names	40	(2)	38
Other	23	(23)	—

	$13,165	$(12,257)	$908

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$10,412	$(10,412)	$—
Non compete agreements	1,508	(1,508)	—
Other	23	(23)	—

	$11,943	$(11,943)	$—

During the year ended December 31, 2013, intangible assets consisting of membership lists, management contracts and trade names were acquired in connection with the Company’s acquisitions of the Fitcorp clubs in Massachusetts and an existing club in Manhattan, New York. Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $314, $0, and $44, respectively.

The aggregate amortization expense for the next five years and thereafter of the acquired intangible assets is as follows:

Year Ending December 31,
2014	$513
2015	223
2016	36
2017	30
2018	24
Thereafter	82

$908

7.	Acquisitions

The following acquisitions were completed in the year ended December 31, 2013 and were accounted for using the acquisition method of accounting in accordance with FASB guidance. Under the acquisition method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. None of the acquisitions individually or in the aggregate were material to the financial position, results of operations or cash flows of the Company; therefore pro forma financial information has not been presented. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition.

Acquisition on March 15, 2013

On March 15, 2013, the Company acquired an existing fitness club in Manhattan, New York for a purchase price of $560. The purchase price allocation resulted in fixed assets related to leasehold improvements of $458, definite lived intangible assets related to member lists of $102 and a deferred revenue liability of $56, for a net cash purchase price of $504. Acquisition costs incurred in connection with this acquisition in the year ended December 31, 2013 were approximately $95 and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Acquisition on May 17, 2013

On May 17, 2013, the Company acquired all of the Fitcorp clubs in Massachusetts, which includes five clubs and four managed sites for a purchase price of $3,175 and a net cash purchase price of $2,435. Acquisition costs incurred in connection with the Fitcorp acquisition in the year ended December 31, 2013 were approximately $231 and are included in general and administrative expenses in the accompanying consolidated

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

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

8.	Accrued Expenses

Accrued expenses as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Accrued payroll	$8,904	$9,249
Accrued construction in progress and equipment	5,789	2,797
Accrued occupancy costs	6,741	6,743
Accrued insurance claims	1,863	2,619
Accrued other	8,239	5,645

	$31,536	$27,053

9.	Long-Term Debt

Long-term debt as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
2013 Term Loan Facility	$325,000	$—
2011 Term Loan Facility	—	315,743
Less: Unamortized discount	(10,091)	(5,404)
Less: Current portion due within one year	(3,250)	(15,787)

Long-term portion	$311,659	$294,552

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2014	$3,250
2015	3,250
2016	3,250
2017	3,250
2018	3,250
Thereafter	308,750

$325,000

2013 Senior Credit Facility

On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 was issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5,119 and will be amortized as interest expense and are included in other assets in the accompanying consolidated balance sheets. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the fiscal quarter ending March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility except that a premium of 1.0% is payable for any prepayments made prior to May 15, 2014 in connection with a repricing transaction that reduces the effective yield of the initial term loans. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The total leverage ratio as of December 31, 2013 was 3.07:1.00. There will be no excess cash flow payment required until April 2015.

As of December 31, 2013, the 2013 Term Loan Facility has a gross principal balance of $325,000 and a balance of $314,909 net of unamortized debt discount of $10,091 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility, described below. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2013, the unamortized balance of debt issuance costs of $4,413 is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2013, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,979. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2013 was $42,021.

2011 Senior Credit Facility

TSI, LLC’s previously outstanding senior secured credit facility was originally entered into on May 11, 2011 (as amended from time to time) and consisted of a $350,000 senior secured credit facility (“2011 Senior Credit Facility”) comprised of a $300,000 term loan facility (“2011 Term Loan Facility”) scheduled to mature on May 11, 2018 and a $50,000 revolving loan facility scheduled to mature on May 11, 2016 (“2011 Revolving Loan Facility”). The 2011 Term Loan Facility was issued at an OID of 1.0% or $3,000 and debt issuance costs recorded in connection with the 2011 Senior Credit Facility were $8,065. The proceeds from the 2011 Term Loan Facility were used to pay off amounts outstanding under a previously outstanding long-term debt facility entered into in 2007 (“2007 Senior Credit Facility), to pay the redemption price on outstanding 11% senior discount notes due in 2014 (“Senior Discount Notes”), and to pay related fees and expenses. In the year ended December 31, 2011, loss on extinguishment of debt totaling $4,865 was recorded in connection with the debt

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinancing on May 11, 2011 and consisted of the write-off of unamortized debt costs of $1,550 related to the 2007 Senior Credit Facility and the Senior Discount Notes, $777 of costs related to the 2011 Senior Credit Facility and a call premium of $2,538 related to the early redemption of the Senior Discount Notes.

The 2011 Senior Credit Facility was first amended on August 22, 2012 (“First Amendment”) to reduce the then-current interest rates on the 2011 Term Loan Facility by 125 basis points and also convert the existing voluntary prepayment penalty provision from a “101 hard call” provision (which required the payment of a 1% fee on the amount of any term loans that are voluntarily prepaid), originally scheduled to end in May 2013, to a “101 soft call” provision (which required the payment of a 1% fee on the amount of any term loans repaid in connection with a refinancing or repricing transaction) ending in August 2013, and subsequently extended by the November 14, 2012 amendment to November 2013. All other principal provisions, including maturity and covenants under the then-existing 2011 Senior Credit Facility remained unchanged in all material respects. The First Amendment was subject to the consent of term loan lenders. Non-consenting term loan lenders with term loan principal outstanding totaling $13,796 were replaced with replacement term loan lenders in order to execute the First Amendment. In connection with the pay off of non-consenting term loan lenders, during the year ended December 31, 2012, we recorded a loss on extinguishment of debt of $464 consisting of the write-offs of the related portions of unamortized debt issuance costs and OID of $260 and $204, respectively. In addition, the Company recorded additional debt discount of $2,707 related to a 1.00% amendment fee paid to consenting lenders and recognized additional interest expense totaling $1,390 related primarily to bank and legal related fees paid to third parties to execute the First Amendment.

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

On November 16, 2012, TSI, LLC entered into a Second Amendment (“Second Amendment”) to the 2011 Senior Credit Facility. Under the Second Amendment, TSI, LLC borrowed an additional $60,000 incremental term loan issued at an OID of 0.50% or $300. The new borrowings were used, together with cash on hand, to pay a special cash dividend to the Company’s stockholders, including an equivalent cash bonus payment to certain option holders, on December 11, 2012. In addition, the Second Amendment provided for a waiver of any prepayment required to be paid using the Company’s excess cash flow for the period ended December 31, 2012, amended the restricted payments covenant to permit the payment of the dividend and cash bonus payments and permitted adjustments to the Company’s calculation of consolidated EBITDA with respect to the cash bonus payment and with respect to fees and expenses associated with certain permitted transactions. In connection with the execution of the Second Amendment, the Company recorded additional debt discount of $639 related to a 0.25% amendment fee, debt issuance costs of $125 and additional interest expense totaling $1,569 related primarily to bank, arrangement and legal fees paid to third parties.

Repayment of 2011 Senior Credit Facility

Contemporaneously with entry into the 2013 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2011 Term Loan Facility of $315,743. The 2011 Term Loan Facility was set to expire on May 11, 2018. There were no outstanding amounts under the 2011 Revolving Loan Facility as of November 15, 2013, the date of the initial borrowing under the 2013 Senior Credit Facility. The 2011 Term Loan Facility was repaid at face value of $315,743 plus accrued and unpaid interest of $807 and letter of credit fees and commitment fees of $67. The total cash paid in connection with this repayment was $316,617 million as of November 15, 2013 with no early repayment penalty. The Company determined that the 2013 Senior Credit Facility was not substantially different than the 2011 Senior Credit Facility for certain lenders based on the less

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2011 Senior Credit Facility and a portion was accounted for as an extinguishment. As of November 15, 2013, the Company recorded loss on extinguishment of debt of approximately $750, representing the write-off of the remaining unamortized debt costs and debt discount related to the portion of the 2011 Senior Credit Facility that was accounted for as an extinguishment, and is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2013.

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

Fair Market Value

Based on quoted market prices, the 2013 Term Loan Facility and the 2011 Term Loan Facility had a fair value of approximately $327,438 and $322,058, respectively, at December 31, 2013 and December 31, 2012, respectively, and is classified within level 2 of the fair value hierarchy.

For the fair market value of the Company’s interest rate swap instrument refer to Note 10 — Derivative Financial Instruments.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Interest costs expensed	$22,617	$24,640	$24,274
Interest costs capitalized	32	—	176

Total interest expense and amounts capitalized	$22,649	$24,640	$24,450

10.	Derivative Financial Instruments

In its normal operations, the Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on our cash flows the Company may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Any instruments are not entered into for trading purposes and the Company only uses commonly traded instruments. Currently, the Company has used derivatives solely relating to the variability of cash flows from interest rate fluctuations.

The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. This interest rate swap arrangement effectively converted $150,000 of the Company’s variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extended the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement will continue to have a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2013 and 2011, and the amount related to hedge ineffectiveness for the year ended December 31, 2012 was de minimis.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2013	$182	$—	$182	$—
Interest rate swap liability as of December 31, 2012	$1,523	$—	$1,523	$—

The swap contract liability of $182 and $1,523 was recorded as a component of other liabilities as of December 31, 2013 and 2012, respectively, with the offset to accumulated other comprehensive income ($103 and $861, net of taxes, as of December 31, 2013 and 2012, respectively) on the accompanying consolidated balance sheets.

The Company does not expect that any derivative losses included in accumulated other comprehensive income at December 31, 2013 will be reclassified into earnings within the next 12 months.

11.	Leases

The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,264 as of December 31, 2013.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The leases expire at various times through November 30, 2029 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as CPI, and fair market value adjustments. In the next five years, or the period from January 1, 2014 through December 31, 2018, the Company has leases for 24 club locations that are due to expire without any renewal options, two of which are due to expire in 2014, and 48 club locations that are due to expire with renewal options.

Future minimum rental payments under non-cancelable operating leases are as follows:

Minimum Annual Rental
Year Ending December 31,
2014	$88,983
2015	87,201
2016	82,299
2017	72,262
2018	65,745
Aggregate thereafter	258,349

Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2013, 2012 and 2011 was $118,811, $117,229 and $112,055, respectively. Such amounts include non-base rent items of $23,539, $23,291 and $20,788, respectively.

The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through December 31, 2020. Future minimum rentals receivable under noncancelable leases are shown in the chart below. These amounts include approximately $2,000 per year through March 2028 related to the tenant currently leasing space in the Company’s East 86th Street building in Manhattan.

Minimum Annual Rental
Year Ending December 31,
2014	$4,275
2015	4,114
2016	3,380
2017	2,945
2018	2,360
Aggregate thereafter	21,951

Rental income, including non-cash rental income, for the years ended December 31, 2013, 2012 and 2011 was $5,161, $4,363 and $4,612, respectively. Such amounts include additional rental charges above the base rent of $242, $59 and $488, respectively. As stated above, the Company owns the building at the 86th Street club location which houses a rental tenant that generated $1,968 of rental income for each of the years ended December 31, 2013, 2012 and 2011. Refer to Note 18 for information about the Company’s entry into an agreement to sell this property.

For the year ended December 31, 2013, rental income includes non-cash revenue of $424 related to an out of period adjustment for subtenants at certain locations.

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

b.    Common Stock Options

The outstanding Common Stock options as of December 31, 2013 vest in full at various dates between January 1, 2014 and April 30, 2015. The vesting of certain grants will be accelerated in the event that certain defined events occur including the sale of the Company. The term of each grant is generally ten years.

As of December 31, 2013, 2012 and 2011, a total of 1,029,416, 982,464 and 1,180,004 Common Stock options were exercisable, respectively.

At December 31, 2013, the Company had 9,100 and 1,131,131 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Incentive Plan, respectively.

The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense related to options, classified within payroll and related on the consolidated statements of operations, related to these plans was $843, $657, and $1,122 for the years ended December 31, 2013, 2012 and 2011, respectively, and the related tax benefit was $362, $286 and $418 for the years ended December 31, 2013, 2012 and 2011, respectively. The total compensation expense of $843 for the year ended December 31, 2013 includes $445 related to incremental compensation expense recognized in connection with the modification of stock options described below.

In connection with the Company’s special dividend payment of $3.00 per share paid on December 11, 2012, stock option holders with vested in-the-money options (those with exercise prices less than $12.39) were paid an equivalent cash bonus of $3.00 per each vested in-the-money option. The total aggregate cash bonus paid on December 11, 2012 was approximately $2,496 and was recorded as payroll and related expense in the consolidated statements of operations for the year ended December 31, 2012. Additionally, on December 11, 2012, adjustments were made to certain stock options which were modified in order to maintain the intrinsic value of the options in connection with the Company’s special dividend payment. The modifications in most cases reduced the exercise price of the options and in certain other cases also increased the number of options. The option modifications impacted 67 plan participants. Other existing terms and conditions of the options were not modified. The modification of these options resulted in incremental compensation expense of $148 which was recognized on the modification date on December 11, 2012 for options that were modified which have been fully expensed as of the modification date. Additional incremental compensation expense of approximately $609 is being recognized ratably over the remaining vesting periods related to unvested options that were modified. The incremental compensation expense was determined by measuring the fair market value, using the Black-Scholes methodology, of the modified options immediately before and immediately after the dividend payment transaction.

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of Common Stock to employees, non-employee directors and

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. An amendment to the 2006 Plan to increase the aggregate number of shares issuable under the plan by 500,000 shares from 2,500,000 shares to 3,000,000 shares was unanimously adopted by the Board of Directors on March 1, 2011, and approved by stockholders at the Annual Meeting of Stockholders on May 12, 2011. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. As of December 31, 2013, there were 423,239 shares available to be issued under the 2006 Plan.

The following table summarizes the stock option activity for the years ended December 31, 2011, 2012 and 2013:

	Common	Weighted Average Exercise Price
Balance at January 1, 2011	2,240,257	$5.20
Granted	7,500	4.18
Exercised	(164,435)	2.91
Cancelled	(15,034)	11.40
Forfeited	(59,582)	2.58

Balance at December 31, 2011	2,008,706	5.40
Option Modifications	25,764	1.35
Exercised	(534,514)	4.40
Cancelled	(18,090)	15.28
Forfeited	(171,048)	2.60

Balance at December 31, 2012	1,310,818	5.21
Exercised	(135,786)	4.42
Cancelled	(30,548)	6.33
Forfeited	(4,253)	1.00

Balance at December 31, 2013	1,140,231	$5.29

The following table summarizes stock option information as of December 31, 2013:

	Options Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Common
2005 grants	9,100	16 months	$4.19	1,960	$6.54
2006 grants	138,000	31 months	12.05	138,000	12.05
2007 grants	123,000	43 months	14.97	123,000	14.97
2008 grants	212,269	54 months	6.07	212,269	6.07
2009 grants	265,268	71 months	1.72	265,268	1.72
2010 grants	385,094	80 months	1.89	285,169	2.20
2011 grants	7,500	85 months	1.93	3,750	2.68

Total Grants	1,140,231	63 months	$5.29	1,029,416	$5.73

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not grant any stock options during the years ended December 31, 2013 and 2012.

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

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows as of December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2013	1,140,231	$5.29	5.2	$10,864
Vested and exercisable at December 31, 2013	1,029,416	$5.73	5.1	$9,358

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2013 of $14.76 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes. The total intrinsic value of options exercised was $970 for the year ended December 31, 2013.

As of December 31, 2013, a total of $194 unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.

c.    Common Stock Grants

Restricted Stock Grants

The following restricted stock grants were issued to employees of the Company during the year ended December 31, 2013.

Date	Number of Shares	Share Price	Grant Date Fair Value
February 22, 2013	7,500	$9.15	$69
March 11, 2013	168,000	9.31	1,564
May 17, 2013	3,000	$10.79	32

Total	178,500		$1,665

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock activity for the year ended December 31, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2011	8,000	$7.06
Granted	188,999	7.29
Vested	(3,250)	8.12
Forfeited	(7,500)	4.14

Balance as of December 31, 2011	186,249	7.39
Granted	251,500	12.30
Vested	(43,846)	7.28
Forfeited	(26,291)	7.98

Balance as of December 31, 2012	367,612	10.72
Granted	178,500	9.33
Vested	(98,692)	10.39
Forfeited	(84,249)	10.92

Balance as of December 31, 2013	363,171	$10.08

The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s common stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense, classified within payroll and related on the consolidated statements of operations, related to restricted stock grants was $1,056, $533 and $138 for the years ended December 31, 2013, 2012 and 2011, respectively, and the related tax benefit was $459, $232, $52 for the years ended December 31, 2013, 2012 and 2011, respectively. The restricted shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants. The Company granted restricted stock awards totaling 178,500 shares with an aggregate grant date fair value of $1,665 in the year ended December 31, 2013. In the years ended December 31, 2012 and 2011, the Company granted 251,500 and 188,999 restricted shares, respectively, with an aggregate grant date fair value of $3,093 and $1,377, respectively.

The total unrecognized compensation cost related to restricted stock of $2,383 is expected to be recognized through May 17, 2017.

Non-Restricted Stock Grants

The below table indicates the non-restricted common stock grants issued to the Company’s Board of Directors during the year ended December 31, 2013. The total fair value of the shares issued was expensed upon the grant dates.

Date	Number of Shares	Share Price	Grant Date Fair Value
January 16, 2013	24,280	$10.09	$245
March 25, 2013	1,622	9.25	15
June 24, 2013	1,418	10.58	15
September 24, 2013	1,208	12.42	15
December 26, 2013	1,034	$14.51	15

Total	29,562		$305

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.    Common Stock Repurchases

The Company did not repurchase Common Stock during the years ended December 31, 2013, 2012 and 2011.

e.    Dividends

On November 15, 2013, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share, payable on December 5, 2013 to common stockholders of record at the close of business on November 26, 2013. The aggregate amount of the dividends payable was $3,792, based upon shares of common stock outstanding as of the record date of November 26, 2013 with another $58 payable as restricted shares vest.

On November 16, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share, payable on December 11, 2012 to common stock holders of record at the close of business on November 30, 2012. The aggregate amount of the dividends payable was $70,296, based upon shares of common stock outstanding as of the record date of November 30, 2012 with another $1,104 payable as restricted shares vest.

Pursuant to the 2006 Plan, holders of unvested restricted shares as of December 11, 2012 and December 5, 2013 qualify to receive the $3.00 dividend and $0.16 dividend, respectively, on each future vesting date, subject to continued employment through the vesting date. As of December 31, 2013, the total dividends payable on unvested restricted shares was $666, of which $259 is classified as the current portion of the dividends payable expected to be paid in 2014 and $407 classified as long-term which is expected to be paid in the vesting periods in 2015 through 2017.

13.	Revenue from Club Operations

Revenues from club operations for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Years Ended December 31,
	2013	2012	2011
Membership dues(2)	$358,761	$366,044	$364,536
Joining fees	14,392	11,595	6,824
Personal training revenue	66,367	65,641	62,394
Other ancillary club revenue(1)(2)	24,720	29,897	28,297

Total club revenue	464,240	473,177	462,051
Fees and other revenue(3)	5,985	5,804	4,890

Total revenue	$470,225	$478,981	$466,941

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids and racquet sports.

(2)	As previously disclosed, member usage fees of $2,035 historically recorded in other ancillary club revenue were reclassified to membership dues for the year ended December 31, 2011.

(3)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Corporate Income Taxes

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31, 2013
	Federal	Foreign	State and Local	Total
Current	$396	$232	$175	$803
Deferred	6,487	—	77	6,564

	$6,883	$232	$252	$7,367

	Year Ended December 31, 2012 (Revised)
	Federal	Foreign	State and Local	Total
Current	$250	$172	$79	$501
Deferred	6,041	—	(221)	5,820

	$6,291	$172	$(142)	$6,321

	Year Ended December 31, 2011 (Revised)
	Federal	Foreign	State and Local	Total
Current	$(9,667)	$541	$187	$(8,939)
Deferred	12,015	—	(377)	11,638

	$2,348	$541	$(190)	$2,699

The components of deferred tax assets, net consist of the following items:

	December 31,
	2013	2012
		(Revised)
Deferred tax assets
Deferred lease liabilities	$24,560	$26,654
Deferred revenue	10,816	11,545
Deferred compensation expense incurred in connection with stock options	2,101	1,919
Federal and state net operating loss carry-forwards	6,397	10,913
Accruals, reserves and other	5,773	7,829

	$49,647	$58,860
Deferred tax liabilities
Fixed assets and intangible assets	$16,283	$18,045
Deferred costs	4,457	5,346
Undistributed foreign earnings and other	492	333

	$21,232	$23,724

Gross deferred tax assets	28,415	35,136
Valuation allowance	(65)	(83)

Deferred tax assets, net	$28,350	$35,053

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the Company has net deferred tax assets of $28,350. The state net deferred tax asset balance as of December 31, 2013 is $22,674. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company has historically been a taxpayer and is in a three year cumulative income position as of December 31, 2013 for both federal and certain state jurisdictions. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that, with the exception of net operating loss carry-forward in Rhode Island, it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2014 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

As of December 31, 2013, the Company has a tax benefit of federal net operating loss carry-forwards for tax purposes of $7,916. Pursuant to ASC 718-740-25-10, the Company has not recorded the tax benefit and related deferred tax asset for the windfall portion of stock compensation tax deductions that either create a net operating loss carry-forward or increase a net operating loss carry-forward. As such, the amount of net operating loss carry-forwards for which a tax benefit would be recorded to additional paid-in capital when the tax benefit is realized is approximately $4,554 as of December 31, 2013.

As of December 31, 2013, Federal tax wage credit carry-forwards were $1,284 and state net operating loss carry-forwards were $8,821 for tax purposes. Such amounts expire between December 31, 2015 and December 31, 2033. The Company has concluded that it is more likely than not that the net deferred tax asset balance as of December 31, 2013 will be realized with the exception of the aforementioned Rhode Island net operating loss. The amounts reported for federal and state purposes reflect net operating loss and tax credit carry-forwards for tax return purposes, which are different for carry-forwards for financial statement purposes due to the reduction under the FASB’s guidance on accounting for uncertainty in income taxes.

The Company’s foreign pre-tax earnings related to the Swiss entity were $968, $846 and $910 for the years ended December 31, 2013, 2012 and 2011, respectively, and the related current tax provisions were $232, $172 and $541, respectively. In 2011, the Company repatriated Swiss earnings through 2010. In connection with this dividend, the Company will be entitled to claim a foreign tax credit of $1,541 for federal income tax purposes which, due to the net operating loss carry-forward, is reflected as a deferred tax asset. This credit expires in December 2021. In accordance with ASC 740-30, the Company had recognized a deferred tax liability of $492 for the incremental U.S. tax cost on the total cumulative undistributed earnings of the Swiss clubs for the period through December 31, 2013.

The results for the years ended December 31, 2013, 2012 and 2011 include error corrections that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet for each year, respectively. In the fourth quarter of 2013, the Company identified a correction relating to temporary differences in fixed assets for state depreciation that resulted in the recognition of an income tax benefit of $225. Also in the fourth quarter of 2013, the Company identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209 for a net benefit to Provision for corporate income taxes of $16 recorded in the year ended December 31, 2013. The Company also made out of period balance sheet adjustments as of December 31, 2012

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to a reclassification of the deferred tax asset associated with the deferred membership costs and the corrections related to temporary differences in landlord allowances. As of December 31, 2012, the net effect of the balance sheet adjustments was a decrease in current deferred tax assets of 5,572 and an increase both non-current Deferred tax assets of $6,432 and the long term income tax liability (included within Other Liabilities) of $860. In the fourth quarter of 2012, the Company identified corrections related to temporary differences in fixed assets, intangible assets and deferred revenue resulting in the recognition of an income tax benefit of $483. In the fourth quarter of 2011, the Company identified revisions related to the tax effect of net operating loss carry-forwards resulting in the recognition of an income tax benefit of $343. The Company does not believe that these error corrections are material to the current or prior reporting periods.

The differences between the United States Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Federal statutory tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	8	8	8
Change in state effective income tax rate	—	(2)	4
State tax benefit related to insurance premiums	(6)	(7)	(11)
Tax reserves	2	—	—
Correction of an error	(1)	(3)	(4)
Other permanent differences	(1)	4	(2)

	37%	35%	30%

The 2013, 2012 and 2011 effective tax rate of 37%, 35%, and 30%, respectively, on the Company’s pre-tax income was primarily impacted by state tax benefits related to insurance premiums and interest paid to the captive insurance company.

As of December 31, 2013 and 2012, $751 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods. For the years ended December 31, 2013, 2012 and 2011, interest expense on unrecognized tax benefits was $495, $81 and $81, respectively. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had total accruals for interest as of December 31, 2013 and 2012 of $959 and $464, respectively.

A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2013	2012	2011
		(Revised)	(Revised)
Balance on January 1	$15,659	$16,497	$17,067
Gross decreases for tax positions taken in prior years	(1,829)	(838)	(570)
Gross increases (decreases) for tax positions taken in current year	—	—	—
Reduction due to settlements or lapse of statute of limitations	—	—	—

Balance on December 31	$13,830	$15,659	$16,497

As of December 31, 2013, the Company had $13,830 of unrecognized tax benefits. Of the amounts reflected in the above table for December 31, 2013, it is reasonably possible $1,155, could be realized by the Company in 2014 since the income tax returns may no longer be subject to audit in 2014.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). The State of New York issued a proposed assessment dated, January 13, 2014 for $3,787, inclusive of $1,231 of interest. A meeting has been requested with the State of New York to discuss this assessment. The years from 2010 through 2012 remain open for the City of New York. The Company continues to evaluate the merits of the proposed assessment as new information becomes available when we meet the state authorities. The Company has not recorded a tax reserve related to the proposed assessment.

It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations however it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

15.	Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. On March 4, 2013, plaintiffs served notice of their intent to appeal that dismissal. The court has stayed the remaining, individual claims in each action pending resolution of the plaintiffs’ appeal. The appeal has been fully briefed and the parties expect that oral argument on the motion will be held in April 2014.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214, plus interest. After the Court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the Court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. The result is a net

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount owed to TSI, LLC in the amount of approximately $400, plus interest. On April 8, 2013, TSI, LLC filed a notice of appeal, appealing the Court’s decision to set aside the jury verdict, and on May 6, 2013, Ajilon filed its notice of appeal, appealing the verdict. On December 3, 2013, the Appellate Division issued its opinion, which vacated the judgments for damages both for and against TSI, LLC but let stand the jury’s verdict that Ajilon is liable to TSI, LLC for damages to be determined at a new trial against Ajilon. The new trial, which has not yet been scheduled, will be limited to the damages suffered by TSI, LLC. On January 2, 2014, Ajilon filed a motion to the Appellate Division to both reargue the Appellate Division’s decision to deny Ajilon damages as well as appeal the Appellate Division’s decision to the New York State Court of Appeals. On February 25, 2014, the Appellate Division denied Ajilon’s motion.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the tenant, who has recorded a liability. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer did not pay the amount of the Additional Award to the landlord, and on October 13, 2011, the landlord commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. An appeal of that decision by the developer was rejected. On March 14, 2013, the landlord moved for summary judgment on its claim to recover the Additional Award directly from the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. On May 30, 2013, the court granted summary judgment to the landlord and denied the cross-motion for summary judgment of the developer. Judgment was entered against the developer on June 5, 2013 in the amount of approximately $1,045, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case and to dismiss the Labbe action if the Cruz case is certified. On January 29, 2013, Labbe responded to the motion to stay and filed a cross-motion to consolidate the Labbe case

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Cruz case. On February 11, 2013, following the dismissal of the class claims in Cruz, Labbe withdrew the cross-motion to consolidate. Oral argument to stay the action until a decision is made on the appeal in the Cruz case was heard on April 10, 2013. On December 17, 2013, the Court granted TSI, LLC’s motion to stay the Labbe action pending a resolution of the Cruz appeal. By the terms of the order, the stay lasts as long as the appeal of the dismissal of the class claims in the Cruz case remains pending.

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

The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $223 and $222 were made in February 2013 and March 2012, respectively, for the Plan years ended December 31, 2012 and 2011, respectively. The Company expects to make an employer matching contribution of approximately $238 in March 2014 for the Plan year ended December 31, 2013.

17.	Selected Quarterly Financial Data (Unaudited)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(b)
Net revenue	$119,164	$120,112	$117,042	$113,907
Operating income	11,479	15,001	8,770	5,348
Net income (loss)	4,231	6,197	2,591	(695)
Earnings (loss) per share(a)
Basic	$0.18	$0.26	$0.11	$(0.03)
Diluted	$0.18	$0.25	$0.10	$(0.03)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(c)	(d)
Net revenue	$122,912	$122,241	$119,612	$114,216
Operating income	11,629	13,796	11,660	4,348
Net income (loss)	3,850	5,417	3,152	(453)
Earnings (loss) per share(a)
Basic	$0.17	$0.23	$0.13	$(0.02)
Diluted	$0.16	$0.23	$0.13	$(0.02)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)

Revenue and operating income for the fourth quarter of 2013 includes $424 of rental revenue due to an out of period error correction. Net loss and loss per share for the fourth quarter of 2013 include $632 and ($0.03), respectively, comprised of the following: $259, net of tax, related to the out of period adjustment to rental income referred to above, $457 loss on extinguishment of debt, net of tax, in connection with the Company’s debt refinancing in November 2013; $77 payroll bonus expense, net of tax, in connection with the payment of a $0.16 cash bonus to eligible stock option holders; $237, net of tax, of severance related to an executive departure; $136, net of tax, related to legal fees in connection with the sale of our 86th Street property and $16 of net income tax benefits related to corrections of temporary tax differences.

(c)	Net income and earnings per share for the third quarter of 2012 include $530 and ($0.02), respectively comprised of the following: $575 loss on extinguishment of debt, net of tax in connection with the Company’s debt refinancing in August 2012; $848, net of tax, of incremental interest expense in connection with the Company’s debt refinancing in August 2012; $182 of a discrete income tax benefit; and additional fees and revenue of $711, net of tax, realized in connection with the termination of a long-term marketing arrangement with a third party in-club advertiser.

(d)	Net loss and loss per share for the fourth quarter of 2012 include $4,277 and $(0.18), respectively, comprised of the following: $1,883, net of tax, of fixed asset impairments related to the write-offs of fixed assets for four clubs that sustained damages from Hurricane Sandy; $924, net of tax, of incremental interest expense in connection with the Company’s additional borrowing under the 2011 Senior Credit Facility in November 2012; $1,470 payroll bonus expense, net of tax in connection with the payment of a $3.00 cash bonus to eligible stock option holders; $340 of additional general and administrative expenses and incremental share based compensation expense, net of tax from fees incurred in connection with the Company’s special dividend payment and stock option modifications; and $340 of discrete income tax benefits related primarily to corrections of temporary differences related to depreciation and amortization on the Company’s fixed assets and intangible assets.

18.	Other

On December 24, 2013, the Company announced the entry into an agreement to sell its property located at 151 East 86th Street, New York to an affiliate of Stillman Development International, LLC for a price of $82,000, subject to certain adjustments. The transaction is subject to various closing conditions, and the parties expect the transaction to be completed on March 31, 2014. In connection with the sale of the property, the Company will continue to operate its NYSC health and fitness club at this location under a lease with the purchaser of the property. After a period of not less than two years, the purchaser, upon prior notice, may exercise its right to terminate the lease in order to commence the demolition of the premises and the currently adjacent property under which the purchaser has entered into a long-term ground lease, and the construction of a new high-rise multi-use property. The parties have agreed to enter into a new lease for a health and fitness club space to be located at the same location as the current fitness club following completion of development of the new high-rise building.

19.	Subsequent Event

On February 12, 2014, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share. The cash dividend is payable on March 5, 2014 to stockholders of record at the close of business on February 24, 2014. The aggregate amount of the payment to be made in connection with the cash dividend will be approximately $3,900.

Exhibit Index

The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).

10.1	Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).

10.2	Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

10.3	Amendment No. 2 to the Registration Rights Agreement dated as of May 30, 2006 (incorporated by reference to Exhibit 10.9.1 of the S-1 Registration Statement).

10.4	Credit Agreement, dated as of November 15, 2013, among Town Sports International, LLC, TSI Holdings II, LLC, the lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and Keybank National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2013).

10.5	Subsidiaries Guaranty, dated as of November 15, 2013, among each of the Guarantors party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 15, 2013).

10.6	Pledge Agreement dated as of November 15, 2013, among the Borrower, Holdings II, each of the Pledgors party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 15, 2013).

10.7	Security Agreement dated as of November 15, 2013, among the Borrower, Holdings II, each of the Assignors party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 15, 2013).

10.8	Amended and Restated Interest Rate Swap Confirmation, dated November 15, 2013, between Town Sports International, LLC and Deutsche Bank AG New York (Filed herewith).

10.9	Agreement of Sale, dated December 23, 2013, by and between Town Sports International, LLC and Monty Two East 86th Street Associates LLC (Filed herewith).

*10.10	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).

Exhibit No.	Description of Exhibit

*10.11	Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.12	Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2011).

*10.13	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.14	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.15	Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2007).

*10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.17	Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.18	Amended and Restated 2006 Annual Performance Bonus Plan (incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed on March 30, 2010).

*10.19	Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2013 (incorporated by reference to Exhibit 10.11 if the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

*10.20	Offer Letter to David M. Kastin, Senior Vice President — General Counsel, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.21	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.22	Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

*10.23	Form of Executive Severance Agreement between the Registrant and each of Daniel Gallagher and David Kastin (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.24	Form of Amendment to Executive Severance Agreement between the Registrant and each of Daniel Gallagher and David Kastin (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.25	Form of Amended and Restated Executive Severance Agreement between the Registrant and each of Robert Giardina, Paul Barron, and Scott Milford (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.26	Amendment dated March 1, 2011 to Executive Severance Agreement between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

Exhibit No.	Description of Exhibit

*10.27	Offer Letter, dated March 9, 2012, between the Registrant and Terry Kew — Chief Operating Officer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012).

*10.28	Separation Agreement, dated December 2, 2013, between the Registrant and Terry Kew (Filed herewith).

*10.29	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).

*10.30	Form of 2012 Bonus Letter between the Registrant and each of Robert Giardina, Daniel Gallagher, Terry Kew, David Kastin, Scott Milford and Paul Barron (incorporated by reference to Exhibit 10.11 if the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

*10.31	Letter Agreement with Daniel Gallagher, dated January 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 10, 2014).

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.