Form 10-Q
period 2014-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2014-04-29
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

As of April 24, 2014, there were 24,276,816 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended March 31, 2014

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES		33

EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(All figures in thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$76,174	$73,598
Accounts receivable (less allowance for doubtful accounts of $2,326 and $2,309 as of March 31, 2014 and December 31, 2013, respectively)	4,164	3,704
Inventory	559	473
Deferred tax assets, net	17,192	17,010
Prepaid corporate income taxes	31	6
Prepaid expenses and other current assets	9,701	10,850

Total current assets	107,821	105,641
Fixed assets, net	236,259	243,992
Goodwill	32,743	32,870
Intangible assets, net	779	908
Deferred tax assets, net	14,330	11,340
Deferred membership costs	8,573	8,725
Other assets	10,145	10,316

Total assets	$410,650	$413,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,250	$3,250
Accounts payable	4,982	8,116
Accrued expenses	30,578	31,536
Accrued interest	627	737
Dividends payable	266	259
Deferred revenue	42,019	33,913

Total current liabilities	81,722	77,811
Long-term debt	311,170	311,659
Dividends payable	434	407
Deferred lease liabilities	56,362	56,882
Deferred revenue	2,232	2,460
Other liabilities	8,940	8,089

Total liabilities	460,860	457,308
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Common stock, $.001 par value; issued and outstanding 24,276,816 and 24,072,705 shares at March 31, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	(13,184)	(13,846)
Accumulated other comprehensive income	2,090	2,052
Accumulated deficit	(39,140)	(31,746)

Total stockholders’ deficit	(50,210)	(43,516)

Total liabilities and stockholders’ deficit	$410,650	$413,792

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Club operations	$114,480	$118,135
Fees and other	1,423	1,029

	115,903	119,164

Operating Expenses
Payroll and related	44,573	44,548
Club operating	49,595	44,200
General and administrative	8,281	6,789
Depreciation and amortization	11,798	12,148
Impairment of fixed assets	3,623	—
Impairment of goodwill	137	—

	118,007	107,685

Operating (loss) income	(2,104)	11,479
Interest expense	4,711	5,350
Interest income	—	(1)
Equity in the earnings of investees and rental income	(601)	(609)

(Loss) income before provision for corporate income taxes	(6,214)	6,739
(Benefit) provision for corporate income taxes	(2,699)	2,508

Net (loss) income	$(3,515)	$4,231

(Loss) earnings per share:
Basic	$(0.15)	$0.18
Diluted	$(0.15)	$0.18
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	24,160,443	23,875,260
Diluted	24,160,443	24,172,625
Dividends declared per common share	$0.16	$—

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 31, 2014 and 2013

(All figures in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Statements of Comprehensive (Loss) Income:
Net (loss) income	$(3,515)	$4,231
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three months ended March 31, 2014 and 2013	164	(159)
Interest rate swap, net of tax of $142 and ($76) for the three months ended March 31, 2014 and 2013, respectively	(126)	98

Total other comprehensive (loss) income, net of tax	38	(61)

Total comprehensive (loss) income	$(3,477)	$4,170

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(All figures in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3,515)	$4,231
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,798	12,148
Impairment of fixed assets	3,623	—
Impairment of goodwill	137	—
Amortization of debt discount	323	239
Amortization of debt issuance costs	272	273
Non-cash rental expense, net of non-cash rental income	(645)	(1,496)
Share-based compensation expense	659	656
(Increase) decrease in deferred tax asset	(3,030)	3,294
Net change in certain operating assets and liabilities	4,187	2,688
Decrease in deferred membership costs	152	282
Landlord contributions to tenant improvements	125	—
Increase (decrease) in insurance reserves	166	(491)
Other	146	(57)

Total adjustments	17,913	17,536

Net cash provided by operating activities	14,398	21,767

Cash flows from investing activities:
Capital expenditures	(7,185)	(4,581)
Acquisition of businesses	—	(504)

Net cash used in investing activities	(7,185)	(5,085)

Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(812)	—
Cash dividends paid	(3,845)	(39)
Proceeds from stock option exercises	3	13

Net cash used in financing activities	(4,654)	(26)
Effect of exchange rate changes on cash	17	(67)

Net increase in cash and cash equivalents	2,576	16,589
Cash and cash equivalents beginning of period	73,598	37,758

Cash and cash equivalents end of period	$76,174	$54,347

Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(455)	$2,604
Increase in inventory	(86)	(20)
Decrease in prepaid expenses and other current assets	1,010	1,076
Decrease in accounts payable, accrued expenses and accrued interest	(4,596)	(5,062)
Change in prepaid corporate income taxes and corporate income taxes payable	208	(828)
Increase in deferred revenue	8,106	4,918

Net change in certain working capital components	$4,187	$2,688

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,251	$4,661

Cash payments for income taxes	$80	$68

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.	Basis of Presentation

As of March 31, 2014, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 162 fitness clubs (“clubs”), comprised of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 29 clubs in the Boston market under the “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs which is the level at which the chief operating decision maker reviews discrete financial information and makes decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that its operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2013 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

Change in Estimated Average Membership Life

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. As of January 1, 2014, the estimated average membership life of an unrestricted member and a restricted member is 22 months and 28 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis. The table below summarizes the estimated average membership life of unrestricted members and restricted members that were in effect for each quarter presented.

	Estimated Average Membership Life of an Unrestricted Member		Estimated Average Membership Life of a Restricted Member
Period	2014	2013	2014	2013
Three months ended March 31	22 months	25 months	28 months	27 months
Three months ended June 30	—	24 months	—	28 months
Three months ended September 30	—	23 months	—	28 months
Three months ended December 31	—	23 months	—	28 months

If the estimated average membership life for unrestricted members had remained at 23 months for the three months ended March 31, 2014, the impact would have been a decrease in revenue and net income of approximately $286 and $32, respectively.

2.	Recent Accounting Pronouncements

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

3.	Long-Term Debt

	March 31, 2014	December 31, 2013
2013 Term Loan Facility outstanding principal balance	$324,188	$325,000
Less: Unamortized discount	(9,768)	(10,091)
Less: Current portion due within one year	(3,250)	(3,250)

Long-term portion	$311,170	$311,659

2013 Senior Credit Facility

On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 was issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5,119 and will be amortized as interest expense and are included in other assets in the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. In the three months ended March 31, 2014, the Company made a principal payment of $812 on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. Other than $2,980 of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we are not subject to this financial covenant as of March 31, 2014. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility except that a premium of 1.0% is payable for any prepayments made prior to May 15, 2014 in connection with a repricing transaction that reduces the effective yield of the initial term loans. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The total leverage ratio as of March 31, 2014 was 3.41:1.00. There will be no excess cash flow payment required until April 2015.

As of March 31, 2014, the 2013 Term Loan Facility has a gross principal balance of $324,188 and a balance of $314,420 net of unamortized debt discount of $9,768 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of March 31, 2014, the unamortized balance of debt issuance costs of $4,143 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,980. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2014 was $42,020.

Repayment of 2011 Senior Credit Facility

TSI, LLC’s previously outstanding senior secured credit facility was originally entered into on May 11, 2011 and consisted of a $350,000 senior secured credit facility (“2011 Senior Credit Facility”) comprised of a $300,000 term loan facility (“2011 Term Loan Facility”) scheduled to mature on May 11, 2018 and a $50,000 revolving loan facility scheduled to mature on May 11, 2016 (“2011 Revolving Loan Facility”).

Contemporaneously with entry into the 2013 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2011 Term Loan Facility of $315,743. The 2011 Term Loan Facility was set to expire on May 11, 2018. There were no outstanding amounts under the 2011 Revolving Loan Facility as of November 15, 2013, the date of the initial borrowing under the 2013 Senior Credit Facility. The 2011 Term Loan Facility was repaid at face value of $315,743 plus accrued and unpaid interest of $807 and letter of credit fees and commitment fees of $67. The total cash paid in connection with this repayment was $316,617 as of November 15, 2013 with no early repayment penalty. The Company determined that the 2013 Senior Credit Facility was not substantially different than the 2011 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2011 Senior Credit Facility and a portion was accounted for as an extinguishment. As of

November 15, 2013, the Company recorded loss on extinguishment of debt of approximately $750, representing the write-off of the remaining unamortized debt costs and debt discount related to the portion of the 2011 Senior Credit Facility that was accounted for as an extinguishment, and is included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2013.

Fair Market Value

Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $320,946 and $327,438, respectively, at March 31, 2014 and December 31, 2013, respectively, and is classified within level 2 of the fair value hierarchy.

For the fair market value of the Company’s interest rate swap instrument refer to Note 4 — Derivative Financial Instruments.

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

The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. This interest rate swap arrangement effectively converted $150,000 of the Company’s variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extended the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement will continue to have a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2014 and 2013.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of March 31, 2014	$450	$—	$450	$—
Interest rate swap liability as of December 31, 2013	$182	$—	$182	$—

The swap contract liability of $450 and $182 are recorded as a component of other liabilities as of March 31, 2014 and December 31, 2013, respectively, with the offset to accumulated other comprehensive income ($229 and $103, net of taxes, as of March 31, 2014 and December 31, 2013, respectively) on the accompanying condensed consolidated balance sheet.

There were no significant reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2014 and 2013 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at March 31, 2014 will be reclassified into earnings within the next 12 months.

5.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of March 31, 2014, $65,349 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6.	(Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2014	2013
Weighted average number of common shares outstanding — basic	24,160,443	23,875,260
Effect of dilutive share based awards	—	297,365

Weighted average number of common shares outstanding — diluted	24,160,443	24,172,625

(Loss) earnings per share:
Basic	$(0.15)	$0.18
Diluted	$(0.15)	$0.18

For the three months ended March 31, 2014, there was no effect of diluted stock options and restricted common stock on the calculation of diluted EPS as the Company had a net loss for this period. For the three months ended March 31, 2013, the Company did not include stock options to purchase 294,180 shares of the Company’s common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

7.	Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option is equal to the fair market value of the Company’s common stock on the option grant date. As of March 31, 2014, there were 222,428 shares available to be issued under the 2006 Plan.

At March 31, 2014, the Company had 9,100 stock options outstanding under the 2004 Plan while the 2006 Plan had 1,127,831 stock options outstanding and 490,609 shares of restricted stock outstanding.

Stock Option Awards

The Company did not issue any stock option grants during the three months ended March 31, 2014.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $106 and $189 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, a total of $183 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Awards

On February 24, 2014, the Company issued 181,500 shares of restricted stock to employees. The fair value per share for the February 24, 2014 restricted stock awards was $8.63, representing the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary dates of the grants.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $308 and $207 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, a total of $3,789 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.2 years.

Stock Grants

In the three months ended March 31, 2014, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual and quarterly retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $245 and $260 for the three months ended March 31, 2014 and 2013, respectively. Total shares issued during the three months ended March 31, 2014 were:

Grant Date	Number of Shares	Price Per Share	Aggregate Grant Date Fair Value
January 16, 2014	21,248	$11.53	$245

8.	Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such assets and their fair values, calculated using discounted cash flows, is recognized. In the three months ended March 31, 2014, the Company tested 12 underperforming clubs and recorded an impairment loss of $3,623 on leasehold improvements and furniture and fixtures at three of these clubs that experienced decreased profitability and sales levels below expectations during this period. The nine other clubs tested that did not have impairment charges had an aggregate of $19,603 of net leasehold improvements and furniture and fixtures remaining as of March 31, 2014. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2014 to determine if fixed asset impairment charges will be necessary. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. The Company did not incur any fixed asset impairment charges during the three months ended March 31, 2013.

In determining the recoverability of fixed assets Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. The fair value of fixed assets evaluated for impairment is determined considering a combination of a market participant approach and a cost approach. The remaining carrying value of the impaired assets was immaterial.

9.	Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of March 31, 2014, the WSC region, PSC region and the Outlier Clubs do not have goodwill balances.

The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

The Company’s current year annual goodwill impairment test as of February 28, 2014 was performed using the two-step goodwill impairment analysis. Under this approach, goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company concluded that there would be no remaining implied value attributable to the Outlier Clubs. As a result of this test, the Company impaired $137 of goodwill associated with this reporting unit. The Company did not have a goodwill impairment charge in the NYSC, BSC and SSC regions.

For the February 28, 2014 impairment test, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2014 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing as of February 28, 2015 or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. As of February 28, 2014, the estimated fair values of NYSC, BSC and SSC were 48%, 24% and 73% greater than book values, respectively.

Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years) for all reporting units and assumed organic growth from the existing club base. The Company used discount rates ranging from 9.5% to 16.5% and terminal growth rates ranging from 0.0% to 2.8%. These assumptions are calculated separately for each reporting unit.

The Company’s next annual impairment test will be performed as of February 28, 2015 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. There have been no triggering events since the annual impairment test as of February 28, 2014.

The changes in the carrying amount of goodwill from December 31, 2013 through March 31, 2014 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,403	$15,775	$1,321	$3,982	$52,481
Less: accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

Balance as December 31, 2013	31,403	9	1,321	137	32,870
Changes due to foreign currency exchange rate fluctuations	—	—	10	—	10
Less: accumulated impairment of goodwill	—	—	—	(137)	(137)

Balance as of March 31, 2014	$31,403	$9	$1,331	$—	$32,743

Intangible assets were acquired in connection with the Company’s acquisitions during 2013. Amortization expense was $129 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets as of March 31, 2014 are as follows:

	As of March 31, 2014
	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Membership lists	$11,344	$(10,813)	$531
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(40)	210
Trade names	40	(2)	38
Other	23	(23)	—

	$13,165	$(12,386)	$779

10.	Acquisitions

The following acquisitions were completed during 2013 and were accounted for using the acquisition method of accounting in accordance with FASB guidance. Under the acquisition method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. None of the acquisitions individually or in the aggregate were material to the financial position, results of operations or cash flows of the Company; therefore pro forma financial information has not been presented. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition.

Acquisition on March 15, 2013

On March 15, 2013, the Company acquired an existing fitness club in Manhattan, New York for a purchase price of $560. The purchase price allocation resulted in fixed assets related to leasehold improvements of $458, definite lived intangible assets related to member lists of $102 and a deferred revenue liability of $56, for a net cash purchase price of $504. Acquisition costs incurred in connection with this acquisition during the three months ended March 31, 2013 were approximately $95 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Acquisition on May 17, 2013

On May 17, 2013, the Company acquired all of the Fitcorp clubs in Boston, which includes five clubs and four managed sites for a purchase price of $3,175 and a net cash purchase price of $2,435. Acquisition costs incurred in connection with the Fitcorp acquisition during the three months ended March 31, 2013 were approximately $94 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

Acquisition on
May 17, 2013
Allocation of purchase price:
Other assets	$90
Fixed assets related to leasehold improvements	2,289
Goodwill	9
Definite lived intangible assets:
Membership lists	830
Management contracts	250
Trade names	40
Deferred revenue	(630)
Other liabilities	(443)

Total allocation of purchase price	$2,435

The goodwill recognized represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed. The definite lived intangible assets acquired will be amortized in accordance with the Company’s accounting policy with the membership lists amortized over the estimated average membership life at the time of the acquisition of 23 months, management contracts amortized over their estimated contractual lives of between nine to 11 years and trade names amortized over their estimated useful lives.

11.	Income Taxes

The Company has determined our income tax provision for the three months ended March 31, 2014 on a discrete basis. The Company could not reliably estimate its 2014 effective annual tax rate because minor changes in annual estimated income before provision for corporate income taxes (pre-tax results excluding the gain on the sale of the Company’s East 86th Street, New York property) could have a significant impact on our annual estimated effective tax rate. Accordingly, the Company calculated its effective tax rate based on pre-tax results through the three months ended March 31, 2014.

The Company recorded a benefit for corporate income taxes of $2,699 compared with a provision of $2,508 for the three months ended March 31, 2014 and 2013, respectively, reflecting an effective income tax rate of 43% and 37%, respectively. The Company’s effective tax rates in both 2014 and 2013 were favorably impacted by approximately 4%, due to tax benefits derived from the captive insurance arrangement. The New York State 2014-2015 Budget Act was signed into law on March

31, 2014. The legislation modified and reformed various aspects of New York State tax law. The Company recorded a discrete expense of $149 to write down the Company’s deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate.

As of March 31, 2014, $750 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in future periods. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had accruals for interest as of March 31, 2014 and 2013 of $980 and $485, respectively. As of March 31, 2014, the Company had $13,552 of unrecognized tax benefits, of which $1,155 could possibly realized by the Company in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). On March 26, 2014, the Company received from the State of New York a revised assessment for $3,500, inclusive of $1,174 of interest. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations, however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

As of March 31, 2014, the Company has net deferred tax assets of $31,522. The state net deferred tax asset balance as of March 31, 2014 is $22,729. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company was profitable for the years ended December 31, 2013 and December 31, 2012. Although, there is a pre-tax loss for the three months ended March 31, 2014, the Company forecasts a profit for the full year and expects to be in a three year cumulative income position as of December 31, 2014 for both federal and certain state jurisdictions. In addition, the Company, based on recent trends, projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued beginning in 2015, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that, with the exception of net operating loss carry-forward in Rhode Island, it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2014 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

12.	Commitments and Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. Following an appeal in April 2014, the Appellate Division upheld the dismissal.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214, plus interest. After the trial court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the trial court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400, plus interest. Both TSI and Ajilon filed a notice of appeal with an intermediate appellate court. On December 3, 2013, the intermediate appellate court reversed the trial court’s grant of Ajilon’s motion to set aside the jury verdict, vacated the damages award in favor of Ajilon, upheld the jury verdict that Ajilon had breached the contract and remanded to the trial court for a new trial on the damages to which TSI is entitled by reason of that breach. On January 2, 2014, Ajilon moved for reargument of the appellate court’s decision and for leave of the intermediate appellate court to appeal to the highest appeals court (the Court of Appeals). On February 25, 2014, the intermediate appellate court denied the motion. On April 4, 2014, Ajilon moved before the Court of Appeals for leave to appeal from the intermediate appellate court’s December 3rd ruling. That motion remains pending. The trial court has not yet scheduled a new trial on damages.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900), was entered against the tenant, who has recorded a liability. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer did not pay the amount of the Additional Award to the landlord, and on October 13, 2011, the landlord commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. On July 10, 2013, the appellate court denied the developer’s appeal of that decision. On March 14, 2013, the landlord moved for summary judgment on its claim to recover the Additional Award directly from the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. On May 30, 2013, the court granted summary judgment to the landlord and denied the cross-motion for summary judgment of the developer. Judgment was entered against the developer on June 5, 2013 in the amount of approximately $1,045, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case, which was granted. Since the Cruz appeal has been decided, the court lifted the stay and scheduled a status conference for June 2014. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

On December 24, 2013, the Company announced the entry into an Agreement of Sale (the “Sale Agreement”) to sell its property located at 151 East 86th Street, New York to an affiliate of Stillman Development International, LLC for a price of $82,000, subject to certain adjustments. Also, on March 27, 2014, the parties agreed to amend the Sale Agreement to provide an extension of the closing date to be on or before April 11, 2014.

On April 11, 2014, the parties agreed to further amend the Sale Agreement to provide an extension of the closing date to be on or before July 14, 2014, subject to the conditions contained in the Sale Agreement. In connection with this amendment, the purchaser increased the amount of the non-refundable deposit from $5,000 to $10,000. The terms of Sale Agreement provides that in the event that the purchaser defaults in its obligations to close, the Company retains the entire amount of the deposit.

14.	Subsequent Event

On April 15, 2014, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share. The cash dividend is payable on June 5, 2014 to stockholders of record at the close of business on May 22, 2014. The aggregate amount of the payment to be made in connection with the cash dividend will be approximately $3,900.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, references to “TSI Holdings” refers to Towns Sports International Holdings, Inc., and references to “TSI, LLC” refer to Town Sports International, LLC, our wholly-owned operating subsidiary.

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2014, the Company, through its subsidiaries, operated 162 fitness clubs. Our clubs collectively served approximately 496,000 members, including approximately 41,000 members under our restricted student and teacher memberships as of March 31, 2014. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2014, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 29 clubs in the Boston region under our “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2014. In addition, we owned and operated three clubs in Switzerland as of March 31, 2014. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

As the fitness industry continues to see a rise in popularity of private studio offerings, we have used our extensive industry experience to offer our own private studio brand called the Boutique Fitness Experience (“BFX Studio”) with our first unit expected to open in June 2014. This three-dimension luxury studio brand will take advantage of the rise in consumer demand for studio experiences. Our BFX Studio will include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. Our BFX Studio will be staffed with high caliber instructors in each of the three core offerings and the studios will be designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. We estimate that this studio concept will require approximately 7,500 to 10,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our traditional clubs.

Revenue and operating expenses

We have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues inclusive of maintenance fees and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 79.3% of our total revenue for the three months ended March 31, 2014. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•	Ancillary club revenue: For the three months ended March 31, 2014, we generated 14.6% of our revenue from personal training and 4.9% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.2% of our total revenue for the three months ended March 31, 2014) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as fees and other revenue.

We currently own our 151 East 86th Street, New York location, which houses our New York Sports Clubs on East 86th Street, New York as well as a retail tenant that generates rental income for us. On December 24, 2013, we announced the entry into an Agreement of Sale (the “Sale Agreement”) to sell this property. As part of the sale, we are also selling the leasehold interest in the retail tenant at this location. Upon completion of the sale, we will no longer be entitled to the rental income from this retail tenant. Rental income from this retail tenant was approximately $492,000 for the first quarter of each of 2014 and 2013. Also, on March 27, 2014, the parties agreed to amend the Sale Agreement to provide an extension of the closing date to be on or before April 11, 2014. On April 11, 2014, the parties agreed to further amend the Sale Agreement to provide an extension of the closing date to be on or before July 14, 2014, subject to the conditions contained in the Sale Agreement. In connection with this amendment, the purchaser increased the amount of the non-refundable deposit from $5.0 million to $10.0 million. The terms of Sale Agreement provides that in the event that the purchaser defaults in its obligations to close, we retain the entire amount of the deposit.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In each of the three month periods ended March 31, 2014 and 2013, our monthly average attrition rate was 3.5%.

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

General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses.

As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted.

As of March 31, 2014, 160 of our existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities, four managed sites acquired in connection with our Fitcorp acquisition in May 2013 and one new managed site added during the fourth quarter of 2013.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2013, the full-year 2013 and the first quarter of 2014.

	2013					2014
	Q1	Q2	Q3	Q4	Full- Year	Q1
Wholly owned clubs operated at beginning of period	158	157	162	160	158	160
Acquired clubs	1	5	—	—	6	—
Clubs closed, relocated or merged	(2)	—	(2)	—	(4)	—

Wholly owned clubs at end of period	157	162	160	160	160	160

Total clubs operated at end of period (1)	159	164	162	162	162	162

(1)	Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three managed university locations and four additional managed locations acquired in May 2013 as part of the Fitcorp acquisition as well as one new managed location added during the fourth quarter of 2013.

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

2013
Three months ended March 31, 2013	(2.4)%
Three months ended June 30, 2013	(1.7)%
Three months ended September 30, 2013	(1.7)%
Three months ended December 31, 2013	(1.3)%
2014
Three months ended March 31, 2014	(4.7)%

The comparable club revenue declines experienced since 2013 are primarily due to the impact of membership declines as well as decreases in ancillary club revenues. We experienced an overall member loss of 13,000 during 2013 and another 1,000 loss in the three months ended March 31, 2014, compared to an increase of 2,000 members in the three months ended March 31, 2013. Comparable club revenue decreased 4.7% in the three months ended March 31, 2014 as compared to the prior year.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	38.5	37.4
Club operating	42.8	37.1
General and administrative	7.1	5.7
Depreciation and amortization	10.2	10.2
Impairment of fixed assets	3.1	—
Impairment of goodwill	0.1	—

	101.8	90.4

Operating (loss) income	(1.8)	9.6
Interest expense	4.1	4.4
Equity in the earnings of investees and rental income	(0.5)	(0.5)

Loss (income) before provision for corporate income taxes	(5.4)	5.7

(Benefit) provision for corporate income taxes	(2.4)	2.1

Net (loss) income	(3.0)%	3.6%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$88,636	76.5%	$90,742	76.1%	(2.3)%
Joining fees	3,209	2.8%	3,825	3.2%	(16.1)%

Membership revenue	91,845	79.3%	94,567	79.3%	(2.9)%

Personal training revenue	16,910	14.6%	16,430	13.8%	2.9%
Other ancillary club revenue (1)	5,725	4.9%	7,138	6.0%	(19.8)%

Ancillary club revenue	22,635	19.5%	23,568	19.8%	(4.0)%
Fees and other revenue (2)	1,423	1.2%	1,029	0.9%	38.3%

Total revenue	$115,903	100.0%	$119,164	100.0%	(2.7)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 2.7% in the three months ended March 31, 2014 compared to the same period in the prior year, as a result of decreases in both membership revenue and ancillary club revenue. For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, revenue decreased $5.0 million at our clubs opened or acquired prior to March 31, 2012 and $636,000 at clubs that closed subsequent to March 31, 2012. These decreases were partially offset by a $2.1 million increase in revenue from our clubs that were opened or acquired subsequent to March 31, 2012.

Membership dues revenue decreased $2.1 million, or 2.3%, in the three months ended March 31, 2014 compared to the same period in the prior year due primarily to a decline in memberships.

Joining fees revenue decreased $616,000, or 16.1%, in the three months ended March 31, 2014 compared to the same period in the prior year, primarily reflecting a decline in membership sales. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during the three months ended March 31, 2014 compared to a higher estimated average membership life of 25 months during the three months ended March 31, 2013. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $480,000, or 2.9%, in the three months ended March 31, 2014 compared to the same period in the prior year driven by the effect of a price increase coupled with an increase from our personal training membership product which was launched in June 2011 with single session membership product offerings and further expanded in 2012 and 2013 with multi-session personal training membership products.

Other ancillary club revenue decreased $1.4 million, or 19.8%, in the three months ended March 31, 2014 compared to the same period in the prior year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training classes.

Comparable club revenue decreased 4.7% in the three months ended March 31, 2014 as compared to the prior year. Memberships at our comparable clubs were down 2.7%, the combined effect of ancillary club revenue, initiation fees and other revenue were down 1.7%, and the price of our dues and fees were down 0.3%.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2014	2013	% Variance
Payroll and related	$44,573	$44,548	0.1%
Club operating	49,595	44,200	12.2%
General and administrative	8,281	6,789	22.0%
Depreciation and amortization	11,798	12,148	(2.9)%
Impairment of fixed assets	3,623	—	N/A
Impairment of goodwill	137	—	N/A

Operating expenses	$118,007	$107,685	9.6%

Operating expenses for the three months ended March 31, 2014 increased $10.3 million, or 9.6%, compared to the three months ended March 31, 2013. The total months of club operation increased 2.8% for the three months ended March 31, 2014 at 480 months compared to 467 months in the prior year period. The increase can also be attributed to the following factors:

Payroll and related. Payroll and related expenses for the three months ended March 31, 2014 was relatively flat to the three months ended March 31, 2013. As a percentage of total revenue, payroll and related expenses increased to 38.5% in the three months ended March 31, 2014 from 37.4% in the three months ended March 31, 2013.

Club operating. Club operating expenses increased $5.4 million, or 12.2%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $2.6 million in the three months ended March 31, 2014 compared to the same period in the prior year. This increase included $1.3 million related to the acquisition of new clubs in 2013 as well as four additional clubs scheduled to open in 2014 where the lease periods have commenced. The current year increase was also driven by a prior year decrease of $765,000 related to the rent amounts at two clubs closed during the three months ended March 31, 2013. Rent and occupancy expenses also increased $543,000 at our existing clubs and $107,000 at one club that was temporarily closed due to Hurricane Sandy that recently reopened in December 2013.

•	Utilities expense increased $1.9 million in the three months ended March 31, 2014 compared to the same period in the prior year principally due to higher energy prices. Energy prices were negatively impacted by the severe cold experienced in our markets in the three months ended March 31, 2014.

In part as a result of the above, as a percentage of total revenue, club operating expenses increased to 42.8% in the three months ended March 31, 2014 from 37.1% in the three months ended March 31, 2013.

General and administrative. General and administrative expenses increased $1.5 million, or 22.0%, in the three months ended March 31, 2014 compared to the same period last year. As a percentage of total revenue, general and administrative expenses increased to 7.1% in the three months ended March 31, 2014 from 5.7% in the three months ended March 31, 2013. This increase was primarily due to increases in computer maintenance expenses related to the implementation of our new club operating system and general liability insurance expense. We also experienced increases in audit and tax fees. These increases were offset by a decrease in legal fees as well as club acquisition related fees incurred during the three months ended March 31, 2013.

Depreciation and amortization. In the three months ended March 31, 2014 compared to the same period last year, depreciation and amortization expense decreased by $350,000, or 2.9%.

Impairment of fixed assets. For the three months ended March 31, 2014, we tested 12 underperforming clubs and recorded an impairment loss of $3.6 million on leasehold improvements and furniture and fixtures at three of these clubs that experienced decreased profitability and sales levels below expectations during this period. The nine other clubs tested that did not have impairment charges had an aggregate of $19.6 million of net leasehold improvements and furniture and fixtures remaining as of March 31, 2014. We did not incur any fixed asset impairment charges during the three months ended March 31, 2013.

Impairment of goodwill. For the three months ended March 31, 2014, we recorded an impairment loss of $137,000 on goodwill at one of our outlier clubs as a result of our annual goodwill impairment test as of February 28, 2014. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. We did not have goodwill impairment in the three months ended March 31, 2013.

Interest expense

Interest expense decreased $639,000, or 11.9%, in the three months ended March 31, 2014 compared to the same period last year. This decrease in interest expense was primarily due to lower interest rates resulting from the November 15, 2013 refinancing, which were lower by approximately 125 basis points on the non-hedged debt principal and 80 basis points on the hedged debt principal.

(Benefit) Provision for Corporate Income Taxes

We have determined our income tax (benefit) provision for the three months ended March 31, 2014 on a discrete basis. We could not reliably estimate our 2014 effective annual tax rate because minor changes in annual estimated income before provision for corporate income taxes (pre-tax results excluding the gain on the sale of the Company’s East 86th Street, New York property) could have a significant impact on our annual estimated effective tax rate. Accordingly, we calculated our effective tax rate based on pre-tax results through the three months ended March 31, 2014.

We recorded a benefit for corporate income taxes of $2.7 million and a provision of $2.5 million for the three months ended March 31, 2014 and 2013, respectively, reflecting an effective tax rate of 43% and 37%, respectively. Our 2014 and 2013 effective tax rates of 43% and 39% at March 31, 2014 and 2013, respectively, were favorably impacted by approximately 4% and 4%, respectively, due to tax benefits derived from the captive insurance arrangement. The New York State 2014-2015 Budget Act was signed into law on March 31, 2014. The legislation modified and reformed various aspects of New York State tax law. The Company recorded a discrete expense of $149 to write down the Company’s deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, and other capital expenditures necessary to upgrade, expand and renovate existing clubs. In December 2012, we also paid a special cash dividend of $3.00 per share and in December 2013 we instituted what we intend to be a regular quarterly cash dividend of $0.16 per share. While it is our intention to continue to pay a quarterly cash dividend in the future, any determination to pay such future dividends will be made by the board of directors and will take into account such matters as cash on hand, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We believe that our existing cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to fund capital expenditures, working capital needs, dividend payments, and other liquidity requirements associated with our operations through at least the next 12 months.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 decreased $7.4 million compared to the three months ended March 31, 2013. This decrease was primarily driven by the decrease in overall earnings.

Investing Activities. Net cash used in investing activities increased $2.1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is primarily due to the increased activity in the building of new clubs and new BFX Studios during the three months ended March 31, 2014. Investing activities in the three months ended March 31, 2014 and 2013 both consisted of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment. Investing activities in the three months ended March 31, 2013 consisted of $504,000 of net cash paid for the acquisition of a single club.

For the year ending December 31, 2014, we currently plan to invest $45.0 million to $50.0 million in capital expenditures compared to $33.8 million of capital expenditures in 2013 when including acquisition purchase prices. The 2014 amount includes approximately $20.0 million to $22.0 million related to potential 2014 and 2015 club openings, including those under our new BFX Studio concept. Total capital expenditures also includes approximately $18.0 million to $20.0 million to continue enhancing or upgrading existing clubs and approximately $4.0 million to $4.5 million principally related to major renovations at clubs with recent lease renewals. We also expect to invest approximately $3.0 million to $3.2 million to continue to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations and available cash on hand and, subject to the closing conditions of the sale of the East 86th Street property, the after-tax proceeds from such sale. If such proceeds are not reinvested in our business, we may be required to pay such amounts to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 was $4.7 million compared to $26,000 for the three months ended March 31, 2013. In the three months ended March 31, 2014, we made a principal payment of $812,500 on the 2013 Term Loan Facility and paid a cash dividend to common stockholders of $3.8 million.

In the three months ended March 31, 2013, we were not required to make the regularly scheduled quarterly principal payments pursuant to our term loan facility as a result of a voluntary prepayment made in August 2012 of $15.0 million. In addition, the second amendment to our credit facility in November 2012 waived the requirement to pay the excess cash flow payment that was due on March 31, 2013. There were no dividends paid in the three months ended March 31, 2013.

As of March 31, 2014, we had $76.2 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of March 31, 2014 approximately $65.3 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of March 31, 2014, our total gross consolidated debt was $324.2 million. This substantial amount of debt could have significant consequences, including the following:

•	making it more difficult to satisfy our obligations, including with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	requiring cash flow from operations for the payment of interest on our debt, which is variable on our 2013 Revolving Loan Facility and partially variable on our 2013 Term Loan Facility, and/or principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating and growth plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

2013 Senior Credit Facility

On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million was issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5.1 million and will be amortized as interest expense and are included in other assets in the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. In the three months ended March 31, 2014, the Company made a principal payment of $812,500 on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. Other than $3.0 million of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we are not subject to this financial covenant as of March 31, 2014. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility except that a premium of 1.0% is payable for any prepayments made prior to May 15, 2014 in connection with a repricing transaction that reduces the effective yield of the initial term loans. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The total leverage ratio as of March 31, 2014 was 3.41:1.00. There will be no excess cash flow payment required until April 2015.

As of March 31, 2014, the 2013 Term Loan Facility has a gross principal balance of $324.2 million and a balance of $314.4 million net of unamortized debt discount of $9.8 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility, described below. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of March 31, 2014, the unamortized balance of debt issuance costs of $4.1 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2014 was $42.0 million.

Repayment of 2011 Senior Credit Facility

TSI, LLC’s previously outstanding senior secured credit facility was originally entered into on May 11, 2011 and consisted of a $350.0 million senior secured credit facility (“2011 Senior Credit Facility”) comprised of a $300.0 million term loan facility (“2011 Term Loan Facility”) scheduled to mature on May 11, 2018 and a $50.0 million revolving loan facility scheduled to mature on May 11, 2016 (“2011 Revolving Loan Facility”).

Contemporaneously with entry into the 2013 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2011 Term Loan Facility of $315.7 million. The 2011 Term Loan Facility was set to expire on May 11, 2018. There were no outstanding amounts under the 2011 Revolving Loan Facility as of November 15, 2013, the date of the initial borrowing under the 2013 Senior Credit Facility. The 2011 Term Loan Facility was repaid at face value of $315.7 million plus accrued and unpaid interest of $807,000 and letter of credit fees and commitment fees of $67,000. The total cash paid in connection with this repayment was $316.6 million as of November 15, 2013 with no early repayment penalty. The Company determined that the 2013 Senior Credit Facility was not substantially different than the 2011 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2011 Senior Credit Facility and a portion was accounted for as an extinguishment. As of November 15, 2013, the Company recorded loss on extinguishment of debt of approximately $750,000, representing the write-off of the remaining unamortized debt costs and debt discount related to the portion of the 2011 Senior Credit Facility that was accounted for as an extinguishment, and was included in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. We entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150.0 million when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extended the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap will continue to have a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2014 and 2013.

The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of March 31, 2014 were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$324,188	$3,250	$6,500	$6,500	$307,938
Interest payments on long-term debt (2)	100,539	16,163	31,881	29,798	22,697
Operating lease obligations (3)	659,555	90,747	171,522	139,022	258,264

Total contractual obligations	$1,084,282	$110,160	$209,903	$175,320	$588,899

Notes:

(1)	Principal amounts paid each year will increase as annual excess cash flow amounts are required (as described above). There are no excess cash flow payments required until April 2015.
(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of March 31, 2014.
(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.
(4)	The table above does not include any future obligations that would arise in connection with leases at East 86th Street, New York following the sale of that property which, subject to closing conditions, is expected to close on or before July 14, 2014.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

We had working capital of $26.1 million and $27.8 million at March 31, 2014 and December 31, 2013, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of March 31, 2014, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. Payments underlying the current liability for deferred revenue are generally not held as cash and cash equivalents, but rather are used for our business needs, including financing and investing commitments. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $42.0 million and $33.9 million at March 31, 2014 and December 31, 2013, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset working capital. Should we record a working capital deficit in future periods, as in the past, we will fund such deficit using cash flows from operations and borrowings under our 2013 Senior Credit Facility. We believe that these sources will be sufficient to cover such deficit.

Recent Changes in or Recently Issued Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements in this Form 10-Q.

Use of Estimates and Critical Accounting Policies

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

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Our long-lived assets are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated using discounted cash flows. Projected cash flows are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenue. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. See Note 8 — Fixed Asset Impairment to our condensed consolidated financial statements. Due to decreased profitability and sales levels below expectations, the Company recorded fixed asset impairment charges related to three clubs of $3.6 million in the three months ended March 31, 2014. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2014 to determine if fixed asset impairment charges will be necessary.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The WSC and PSC regions do not have any goodwill as of March 31, 2014. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.

As of February 28, 2014 and February 28, 2013, we performed our annual impairment test of goodwill. As of February 28, 2014, the Company concluded that there would be no remaining implied value attributable to the Outlier Clubs. As a result of this test, the Company impaired $137,000 of goodwill associated with this reporting unit. The Company did not have a goodwill impairment charge in the NYSC, BSC and SSC regions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our future expectations regarding the sale of the property located at East 86th Street, New York, future financial results and performance, potential sales revenue, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including the level of market demand for our services, economic conditions affecting the Company’s business, the geographic concentration of the Company’s clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the ability to close the sale of the property located at East 86th Street, New York, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our debt is impacted by fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of March 31, 2014, we had $324.2 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2014, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $226,000.

For additional information concerning the terms of our 2013 Term Loan Facility, see Note 3 — Long-Term Debt to the condensed consolidated financial statements.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness Previously Identified: We previously reported a material weakness in internal control over journal entries in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Remediation Efforts on Previously Identified Material Weakness: During the three months ended March 31, 2014, we re-assessed and revised our control activities around journal entries to address the material weakness in our internal control over financial reporting related to journal entries; specifically that certain accounting personnel had system access to both create and post journal entries to substantially all of the key accounts as of December 31, 2013 which were not subject to an independent review process.

We performed reviews of all journal entries created and posted in our accounting and financial reporting system, to determine which, if any, entries were created and posted by the same individual. In the event that the same individual created and posted a journal entry, the details of the entry were reviewed and approved by management.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting: Other than the changes noted above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. Following an appeal in April 2014, the Appellate Division upheld the dismissal.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the trial court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the trial court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. Both TSI and Ajilon filed a notice of appeal with an intermediate appellate court. On December 3, 2013, the intermediate appellate court reversed the trial court’s grant of Ajilon’s motion to set aside the jury verdict, vacated the damages award in favor of Ajilon, upheld the jury verdict that Ajilon had breached the contract and remanded to the trial court for a new trial on the damages to which TSI is entitled by reason of that breach. On January 2, 2014, Ajilon moved for reargument of the appellate court’s decision and for leave of the intermediate appellate court to appeal to the highest appeals court (the Court of Appeals). On February 25, 2014, the intermediate appellate court denied the motion. On April 4, 2014, Ajilon moved before the Court of Appeals for leave to appeal from the intermediate appellate court’s December 3rd ruling. That motion remains pending. The trial court has not yet scheduled a new trial on damages.

On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, and take additional space in the nearby facility leased by another subsidiary of TSI, LLC. The trial court granted the landlord damages against its tenant in the amount of approximately $700,000, including interest and costs (“Initial Award”). TSI, LLC was held to be jointly liable with the tenant for the amount of approximately $488,000, under a limited guarantee of the tenant’s lease obligations. The landlord subsequently appealed the trial court’s award of damages, and on December 21, 2010, the appellate court reversed, in part, the trial court’s decision and ordered the case remanded to the trial court for an assessment of additional damages, of approximately $750,000 plus interest and costs (the “Additional Award”). On February 7, 2011, the landlord moved for re-argument of the appellate court’s decision, seeking additional damages plus attorneys’ fees. On April 8, 2011, the appellate court denied the landlord’s motion. On August 29, 2011, the Additional Award (amounting to approximately $900,000), was entered against the tenant, who has recorded a liability. TSI, LLC does not believe it is probable that TSI, LLC will be held liable to pay for any amount of the Additional Award. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. In connection with the Initial Award (and in furtherance of the indemnification agreement), TSI, LLC and the developer have entered into an agreement pursuant to which the developer has agreed to pay the amount of the Initial Award in installments over time. The indemnification agreement also covers the Additional Award, and therefore the Tenant has recorded a receivable related to the indemnification. The developer did not pay the amount of the Additional Award to the landlord, and on October 13, 2011, the landlord commenced a special proceeding in the Supreme Court of the State of New York, Westchester County, to collect the Additional Award directly from the developer. A motion to dismiss the special proceeding made by the developer was denied by the court on March 13, 2012. On July 10, 2013, the appellate court denied the developer’s appeal of that decision. On March 14, 2013, the landlord moved for summary judgment on its claim to recover the Additional Award directly from the developer and on March 25, 2013, the developer cross-moved for summary judgment to dismiss the special proceeding. On May 30, 2013, the court granted summary judgment to the landlord and denied the cross-motion for summary judgment of the developer. Judgment was entered against the developer on June 5, 2013 in the amount of approximately $1.0 million, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending.

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. On December 18, 2012, TSI, LLC filed a motion to stay the class action pending a decision on class certification in the Cruz case, which was granted. Since the Cruz appeal has been decided, the court lifted the stay and scheduled a status conference for June 2014. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
DATE: April 29, 2014

	By:	/s/ Daniel Gallagher
Daniel Gallagher
President, Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	First Amendment to Agreement of Sale, dated March 26, 2014, between Town Sports International, LLC and Monty Two East 86th Street Associates, LLC.

10.2	Second Amendment to Agreement of Sale, dated April 11, 2014, between Town Sports International, LLC and Monty Two East 86th Street Associates, LLC.

10.3	Letter Agreement with Daniel Gallagher, dated January 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 10, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase