Form 10-Q
period 2014-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2014-07-31
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

As of July 25, 2014, there were 24,303,408 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended June 30, 2014

EX-3.1

EX-3.2

EX-10.1

EX-10.2

EX-10.3

EX-10.4

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101.INS

EX-101.SCH

EX-101.CAL

EX-101.DEF

EX-101.LAB

EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(All figures in thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$77,406	$73,598
Accounts receivable (less allowance for doubtful accounts of $1,887 and $2,309 as of June 30, 2014 and December 31, 2013, respectively)	3,558	3,704
Inventory	607	473
Deferred tax assets, net	16,714	17,010
Prepaid corporate income taxes	39	6
Prepaid expenses and other current assets	12,269	10,850

Total current assets	110,593	105,641
Fixed assets, net	232,575	243,992
Goodwill	32,739	32,870
Intangible assets, net	651	908
Deferred tax assets, net	17,755	11,340
Deferred membership costs	8,076	8,725
Other assets	9,817	10,316

Total assets	$412,206	$413,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,250	$3,250
Accounts payable	5,615	8,116
Accrued expenses	31,677	31,536
Accrued interest	383	737
Dividends payable	252	259
Deferred revenue	39,269	33,913
Other current liabilities	5,000	—

Total current liabilities	85,446	77,811
Long-term debt	310,683	311,659
Dividends payable	495	407
Deferred lease liabilities	57,528	56,882
Deferred revenue	2,262	2,460
Other liabilities	10,892	8,089

Total liabilities	467,306	457,308
Commitments and Contingencies (Note 12)	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value; authorized 5,000,000 shares and no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $.001 par value; issued and outstanding 24,303,408 and 24,072,705 shares at June 30, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	(12,677)	(13,846)
Accumulated other comprehensive income	1,480	2,052
Accumulated deficit	(43,927)	(31,746)

Total stockholders’ deficit	(55,100)	(43,516)

Total liabilities and stockholders’ deficit	$412,206	$413,792

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Club operations	$114,164	$118,794	$228,644	$236,929
Fees and other	1,533	1,318	2,956	2,347

	115,697	120,112	231,600	239,276

Operating Expenses:
Payroll and related	44,762	44,005	89,335	88,553
Club operating	48,618	44,116	98,213	88,316
General and administrative	7,506	6,951	15,787	13,740
Depreciation and amortization	11,853	12,411	23,651	24,559
Insurance recovery related to damaged property	—	(2,500)	—	(2,500)
Impairment of fixed assets	890	128	4,513	128
Impairment of goodwill	—	—	137	—

	113,629	105,111	231,636	212,796

Operating income (loss)	2,068	15,001	(36)	26,480
Interest expense	4,697	5,435	9,408	10,785
Interest income	—	—	—	(1)
Equity in the earnings of investees and rental income	(639)	(640)	(1,240)	(1,249)

(Loss) income before provision for corporate income taxes	(1,990)	10,206	(8,204)	16,945
(Benefit) provision for corporate income taxes	(1,071)	4,009	(3,770)	6,517

Net (loss) income	$(919)	$6,197	$(4,434)	$10,428

(Loss) earnings per share:
Basic	$(0.04)	$0.26	$(0.18)	$0.44
Diluted	$(0.04)	$0.25	$(0.18)	$0.43
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	24,291,375	24,042,947	24,226,271	23,959,567
Diluted	24,291,375	24,632,856	24,226,271	24,446,794
Dividends declared per common share	$0.16	$—	$0.32	$—

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three and Six Months Ended June 30, 2014 and 2013

(All figures in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Statements of Comprehensive (Loss) Income
Net (loss) income	$(919)	$6,197	$(4,434)	$10,428
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three and six months ended June 30, 2014 and 2013, respectively.	(53)	103	111	(56)
Interest rate swap, net of tax of $384 and $526 for the three and six months ended June 30, 2014, respectively, and ($88) and ($164) for the comparable prior-year periods	(557)	115	(683)	213

Total other comprehensive (loss) income, net of tax	(610)	218	(572)	157

Total comprehensive (loss) income	$(1,529)	$6,415	$(5,006)	$10,585

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(All figures in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(4,434)	$10,428
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,651	24,559
Insurance recovery related to damaged property	—	(2,500)
Impairment of fixed assets	4,513	128
Impairment of goodwill	137	—
Amortization of debt discount	649	478
Amortization of debt issuance costs	584	545
Non-cash rental income, net of non-cash rental expense	(1,241)	(2,806)
Share-based compensation expense	1,132	1,123
(Increase) decrease in deferred tax asset	(5,593)	6,838
Net change in certain operating assets and liabilities	3,154	4,698
Decrease in membership costs	649	1,125
Landlord contributions to tenant improvements	650	784
Increase (decrease) in insurance reserve	245	(658)
Other	135	(415)

Total adjustments	28,665	33,899

Net cash provided by operating activities	24,231	44,327

Cash flows from investing activities:
Capital expenditures	(16,188)	(12,301)
Deposit received in connection with sale of building	5,000	—
Acquisition of businesses	—	(2,939)
Insurance recovery related to damaged property	—	2,500

Net cash used in investing activities	(11,188)	(12,740)

Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(1,625)	—
Cash dividends paid	(7,666)	(101)
Proceeds from stock option exercises	47	337

Net cash (used in) provided by financing activities	(9,244)	236
Effect of exchange rate changes on cash	9	(60)

Net increase in cash and cash equivalents	3,808	31,763
Cash and cash equivalents beginning of period	73,598	37,758

Cash and cash equivalents end of period	$77,406	$69,521

Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$150	$3,130
(Increase) decrease in inventory	(134)	14
Increase in prepaid expenses and other current assets	(284)	(73)
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(3,535)	203
Change in prepaid corporate income taxes and corporate income taxes payable	1,571	98
Increase in deferred revenue	5,386	1,326

Net change in certain working capital components	$3,154	$4,698

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$8,622	$9,994

Cash payments for income taxes	$173	$171

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1. Basis of Presentation

As of June 30, 2014, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 163 fitness clubs (“clubs”), comprised of 109 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 29 clubs in the Boston market under the “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, six clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs which is the level at which the chief operating decision maker reviews discrete financial information and makes decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment. In July 2014, the Company introduced its first BFX Studio in a soft opening.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2013 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

Change in Estimated Average Membership Life

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. As of April 1, 2014, the estimated average membership life of an unrestricted member and a restricted member is 22 months and 27 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis. The table below summarizes the estimated average membership life of unrestricted members and restricted members that were in effect for each quarter presented.

	Estimated Average Membership Life of an Unrestricted Member		Estimated Average Membership Life of a Restricted Member
Period	2014	2013	2014	2013
Three months ended March 31	22 months	25 months	28 months	27 months
Three months ended June 30	22 months	24 months	27 months	28 months
Three months ended September 30	—	23 months	—	28 months
Three months ended December 31	—	23 months	—	28 months

If the estimated average membership life for restricted members had remained at 28 months for the three months ended June 30, 2014, the impact would have been a decrease in revenue and net income of approximately $17 and $8, respectively.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the impact of this standard on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The new guidance changes the criteria for reporting discontinued operations and requires additional disclosures of both discontinued operations and certain other disposals that do not qualify for discontinued operations reporting. Under the new criteria, only a disposal of a component of an entity or a group of components of an entity that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results should be presented as discontinued operations. The new guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company elected to early adopt the amended accounting standard. The adoption of this guidance did not have an impact on the Company’s financial statements.

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

3. Long-Term Debt

	June 30, 2014	December 31, 2013
2013 Term Loan Facility outstanding principal balance	$323,375	$325,000
Less: Unamortized discount	(9,442)	(10,091)
Less: Current portion due within one year	(3,250)	(3,250)

Long-term portion	$310,683	$311,659

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

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2014, TSI LLC has made a total of $1,625 in principal payments on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. Other than $2,980 of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we are not subject to this financial covenant as of June 30, 2014. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The first excess cash flow payment is due in April 2015, if applicable. Based on the Company’s unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with its operating forecast, the Company does not expect there will be an excess cash flow payment required at that time.

As of June 30, 2014, the 2013 Term Loan Facility has a gross principal balance of $323,375 and a balance of $313,933 net of unamortized debt discount of $9,442 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of June 30, 2014, the unamortized balance of debt issuance costs of $3,831 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,980. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2014 was $42,020.

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

Fair Market Value

Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $302,356 and $327,438, respectively, at June 30, 2014 and December 31, 2013, respectively, and is classified within level 2 of the fair value hierarchy.

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

The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. This interest rate swap arrangement effectively converted $150,000 of the Company’s variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extended the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement will continue to have a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014 and 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of June 30, 2014	$1,391	$—	$1,391	$—
Interest rate swap liability as of December 31, 2013	$182	$—	$182	$—

The swap contract liability of $1,391 and $182 are recorded as a component of other liabilities as of June 30, 2014 and December 31, 2013, respectively, with the offset to accumulated other comprehensive income ($786 and $103, net of taxes, as of June 30, 2014 and December 31, 2013, respectively) on the accompanying condensed consolidated balance sheet.

There were no significant reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2014 and 2013 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at June 30, 2014 will be reclassified into earnings within the next 12 months.

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of June 30, 2014, $51,541 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding — basic	24,291,375	24,042,947	24,226,271	23,959,567
Effect of dilutive share based awards	—	589,909	—	487,227

Weighted average number of common shares outstanding — diluted	24,291,375	24,632,856	24,226,271	24,446,794

(Loss) earnings per share
Basic	$(0.04)	$0.26	$(0.18)	$0.44
Diluted	$(0.04)	$0.25	$(0.18)	$0.43

For the three and six months ended June 30, 2014, there was no effect of diluted stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods.

For the three and six months ended June 30, 2013, the Company did not include stock options to purchase 272,005 shares and 290,172 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

7. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option is equal to the fair market value of the Company’s common stock on the option grant date. As of June 30, 2014, there were 225,389 shares available to be issued under the 2006 Plan.

At June 30, 2014, the Company had 7,000 stock options outstanding under the 2004 Plan while the 2006 Plan had 1,098,278 stock options outstanding and 487,465 shares of restricted stock outstanding.

Stock Option Awards

The Company did not grant any stock options during the six months ended June 30, 2014.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $106 and $212 for the three and six months ended June 30, 2014, respectively, versus $187 and $376 for the comparable prior-year periods.

As of June 30, 2014, a total of $51 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Awards

On February 24, 2014 and May 12, 2014, the Company issued 181,500 and 15,000 shares of restricted stock, respectively, to employees. The fair value per share for the February 24, 2014 and May 12, 2014 restricted stock awards was $8.63 and $6.47, respectively, representing the closing stock price on the respective dates of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $368 and $676 for the three and six months ended June 30, 2014, respectively, versus $265 and $472 for the comparable prior-year periods.

As of June 30, 2014, a total of $3,176 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.0 years.

Stock Grants

In January 2014, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $0 and $245 for the three and six months ended June 30, 2014, respectively, versus $15 and $275 for the comparable prior-year periods. Total shares issued during the six months ended June 30, 2014 were:

Grant Date	Number of Shares	Price Per Share	Aggregate Grant Date Fair Value
January 16, 2014	21,248	$11.53	$245

8. Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such assets and their fair values is recognized. In the three months ended June 30, 2014, the Company reviewed its club portfolio and established plans to close approximately 5% of its clubs, which it believes are lower performing, by the end of 2014, in an effort to consolidate a portion of these members into other existing clubs. Since management has decided to close these clubs before their lease expiration date, these clubs were tested for impairment and an impairment loss of $734 was recorded at three of these clubs. In the three months ended June 30, 2014, the Company tested 19 additional clubs which are experiencing decreased profitability and sales levels below expectations and recorded an impairment loss of $156 on leasehold improvements and furniture and fixtures at three of these clubs.

Following these charges, the carrying value of the remaining assets at the impaired clubs has been reduced to $293. The 16 other clubs tested that did not have impairment charges had an aggregate of $27,641 of net leasehold improvements and furniture and fixtures remaining as of June 30, 2014. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2014 to determine if fixed asset impairment charges will be necessary. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. In the six months ended June 30, 2014, the Company recorded a total of $4,513 of impairment losses at eight clubs compared to an impairment loss of $128 at one club in the same prior-year period.

In determining the recoverability of fixed assets Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. The fair value of fixed assets evaluated for impairment is determined considering a combination of a market participant approach and a cost approach.

9. Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of June 30, 2014, the WSC region, PSC region and the Outlier Clubs do not have goodwill balances.

The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook, the Company performed an interim impairment test as of May 31, 2014.

The Company’s current year annual goodwill impairment test as of February 28, 2014 and the interim test performed as of May 31, 2014 were performed using the two-step goodwill impairment analysis. Under this approach, goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company concluded that there would be no remaining implied value attributable to the Outlier Clubs. As a result of the annual test, the Company impaired $137 of goodwill associated with this reporting unit. The Company did not have a goodwill impairment charge in the NYSC, BSC and SSC regions as a result of either test.

For the May 31, 2014 and February 28, 2014 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. ?These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of May 31, 2014 and February 28, 2014 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing as of February 28, 2015 or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair values of NYSC and SSC were greater than book values by 36% and 65% as of May 31, 2014, respectively, compared to 48% and 73% as of February 28, 2014, respectively. BSC was not tested separately in the interim as the goodwill balance was deemed immaterial. As of February 28, 2014, the estimated fair value of BSC was 24% greater than book value.

Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years) for all reporting units and assumed organic growth from the existing club base. As of May 31, 2014, the Company used discount rates ranging from 9.3% to 13.6% and terminal growth rates ranging from 0.5% to 2.0%. These assumptions are calculated separately for each reporting unit.

The Company’s next annual impairment test will be performed as of February 28, 2015 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed.

The changes in the carrying amount of goodwill from December 31, 2013 through June 30, 2014 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,403	$15,775	$1,321	$3,982	$52,481
Less: accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

Balance as December 31, 2013	31,403	9	1,321	137	32,870
Changes due to foreign currency exchange rate fluctuations	—	—	6	—	6
Less: accumulated impairment of goodwill	—	—	—	(137)	(137)

Balance as of June 30, 2014	$31,403	$9	$1,327	$—	$32,739

Intangible assets were acquired in connection with the Company’s acquisitions during 2013. Amortization expense was $128 and $257 for the three and six months ended June 30, 2014, respectively, versus $60 for both the three and six month periods ended June 30, 2013.

Intangible assets as of June 30, 2014 are as follows:

	As of June 30, 2014
	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Membership lists	$11,344	$(10,929)	$415
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(51)	199
Trade names	40	(3)	37
Other	23	(23)	—

	$13,165	$(12,514)	$651

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

Acquisition on March 15, 2013

On March 15, 2013, the Company acquired an existing fitness club in Manhattan, New York for a purchase price of $560. The purchase price allocation resulted in fixed assets related to leasehold improvements of $458, definite lived intangible assets related to member lists of $102 and a deferred revenue liability of $56, for a net cash purchase price of $504. Acquisition costs incurred in connection with this acquisition during the six months ended June 30, 2013 were approximately $95 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Acquisition on May 17, 2013

On May 17, 2013, the Company acquired all of the Fitcorp clubs in Boston, which includes five clubs and four managed sites for a purchase price of $3,175 and a net cash purchase price of $2,435. Acquisition costs incurred in connection with the Fitcorp acquisition during the six months ended June 30, 2013 were approximately $193 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

Acquisition on
May 17, 2013
Allocation of purchase price:
Other assets	$90
Fixed assets related to leasehold improvements	2,289
Goodwill	9
Definite lived intangible assets:
Membership lists	830
Management contracts	250
Trade names	40
Deferred revenue	(630)
Other liabilities	(443)

Total allocation of purchase price	$2,435

The goodwill recognized represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed. The definite lived intangible assets acquired will be amortized in accordance with the Company’s accounting policy with the membership lists amortized over the estimated average membership life, management contracts amortized over their estimated contractual lives of between nine to 11 years and trade names amortized over their estimated useful lives.

11. Income Taxes

We have determined our income tax provision for the six months ended June 30, 2014 on a discrete basis. The potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. Accordingly, the Company calculated its effective tax rate discretely based on pre-tax results through the six months ended June 30, 2014.

The Company recorded an income tax benefit of $3,770 compared with an income tax provision of $6,517 for the six months ended June 30, 2014 and 2013, respectively, reflecting an effective income tax rate of (46%) and 39%, respectively. The Company’s effective tax rate was favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 7% and 4% in 2014 and 2013, respectively. The New York State 2014-2015 Budget Act was signed into law on March 31, 2014. The legislation modified and reformed various aspects of New York State tax law. The Company recorded a discrete tax provision of $146 to write down the Company’s deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate.

As of June 30, 2014, $750 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in future periods. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in the income tax provision. The Company had accruals for interest as of June 30, 2014 and 2013 of $1,000 and $505, respectively. As of June 30, 2014, the Company had $13,274 of unrecognized tax benefits. It is reasonably possible that the Company could realize $1,155 of unrecognized tax benefits in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2009 and prior.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). On March 26, 2014, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $3,500, inclusive of $1,174 of interest. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations, however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

As of June 30, 2014, the Company has net deferred tax assets of $34,469. The state net deferred tax asset balance as of June 30, 2014 is $23,435. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company was profitable for the years ended December 31, 2013 and December 31, 2012. Although, there is a pre-tax loss for the six months ended June 30, 2014, the Company forecasts a profit

(inclusive of the sale of the 86th East Street New York Property) for the full year and expects to be in a three year cumulative income position as of December 31, 2014 for both federal and certain state jurisdictions. In addition, the Company projects future taxable income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued beginning in 2015, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that, with the exception of net operating loss carry-forward in Rhode Island, it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2014 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

12. Commitments and Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. Following an appeal in April 2014, the Appellate Division upheld the dismissal. Currently, only the plaintiffs’ individual claims remain pending.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214, plus interest. After the trial court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the trial court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400, plus interest. Both TSI and Ajilon filed a notice of appeal. On December 3, 2013, the appellate court reversed the trial court’s grant of Ajilon’s motion to set aside the jury verdict, vacated the damages award in favor of Ajilon, upheld the jury verdict that Ajilon had breached the contract and remanded to the trial court for a new trial on the damages to which TSI is entitled by reason of that breach. The trial for damages is scheduled for mid-September 2014.

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

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification discovery is December 31, 2014 and the deadline for a class certification motion is March 2, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

13. Other

On December 24, 2013, the Company announced the entry into an Agreement of Sale (the “Sale Agreement”) to sell its property located at 151 East 86th Street, New York to an affiliate of Stillman Development International, LLC for a price of $82,000, subject to certain adjustments. Also, on April 11, 2014, the parties agreed to amend the Sale Agreement to provide an extension of the closing date to be on or before July 14, 2014. In connection with this amendment, the purchaser increased the amount of the non-refundable deposit from $5,000 to $10,000.

On July 8, 2014, in order to permit the purchaser additional time to complete its financing for the transaction on acceptable terms, the parties agreed to further amend the Sale Agreement to provide an extension of the closing date to be on or before September 11, 2014, subject to the conditions contained in the Sale Agreement, and an increase in the amount of the non-refundable deposit from $10,000 to $20,000. The terms of Sale Agreement, as amended, provides that in the event that the purchaser defaults in its obligations to close, the Company retains the entire amount of the deposit. As of June 30, 2014, the Company received $5,000 of such deposit which is included in Other current liabilities in the accompanying condensed consolidated balance sheets. In July 2014, the Company received another $5,000 of such deposit. The remaining $10,000 of this deposit is held in escrow.

This amendment also provides an increase in the purchase price of $3,500, from $82,000 to $85,500, subject to certain adjustments and offsets, and an agreement to modify the terms of the lease to be entered into at the time of closing, under which the Company will continue to occupy the portion of the property currently occupied by one of its clubs, whereby the purchaser’s commencement of construction notice may be delivered after a period of 18 months following the closing date of the sale (rather than the original two-year period set forth in the Sale Agreement).

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2014, the Company, through its subsidiaries, operated 163 fitness clubs. Our clubs collectively served approximately 488,000 members, including approximately 44,000 members under our restricted student and teacher memberships as of June 30, 2014. We owned and operated a total of 109 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2014, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 29 clubs in the Boston region under our “Boston Sports Clubs” brand name, 16 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and six clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2014. In addition, we owned and operated three clubs in Switzerland as of June 30, 2014. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

As the fitness industry continues to see a rise in popularity of private studio offerings, we have used our extensive industry experience to offer our own private studio brand, BFX Studio, with our first unit soft opening in July 2014. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. This studio concept requires approximately 7,500 to 10,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our traditional clubs.

We plan to revise the pricing and marketing strategy for some of our suburban clubs. We believe this will improve results at the respective locations and increase market share for our brands. Memberships at these clubs will be offered at a reduced price and advertising spend will be increased in this model. We currently target approximately 20 of our existing clubs for conversion over the remainder of 2014.

We also reviewed our club portfolio and established plans to close approximately 5% of our clubs, which we believe are lower performing, by the end of 2014, in an effort to consolidate a portion of these members into other existing clubs. We are expecting costs related to these club closures throughout the remainder of 2014.

Revenue and operating expenses

We have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues inclusive of maintenance fees and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 78.7% of our total revenue for the six months ended June 30, 2014. We recognize revenue from membership dues in the month when the services are rendered. Approximately 96% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•	Ancillary club revenue: For the six months ended June 30, 2014, we generated 15.2% of our revenue from personal training and 4.8% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the six months ended June 30, 2014) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as fees and other revenue.

We currently own our 151 East 86th Street, New York location, which houses our New York Sports Clubs on East 86th Street, New York as well as a retail tenant that generates rental income for us. We have entered into an Agreement of Sale (the “Sale Agreement”) to sell this property for a purchase price of $85.5 million on or before September 11, 2014. Upon completion of the sale, we will no longer be entitled to the rental income from this retail tenant. Rental income from this retail tenant was approximately $984,000 for each of the six month periods ended June 30, 2014 and 2013. The terms of Sale Agreement, as amended, provide that in the event that the purchaser defaults in its obligations to close, we retain a $20.0 million deposit. As of June 30, 2014, we have received $5.0 million of this deposit which is included in Other current liabilities in the accompanying condensed consolidated balance sheets. In July 2014, we received another $5.0 million of this deposit. The remaining $10.0 million of this deposit is held in escrow.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended June 30, 2014 and 2013, our monthly average attrition rate was 3.4% and 3.3%, respectively.

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

As of June 30, 2014, 161 of our existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities, four managed sites acquired in connection with our Fitcorp acquisition in May 2013 and one managed site added during the fourth quarter of 2013.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2013, the full-year 2013, as well as the first and second quarters of 2014.

	2013					2014
	Q1	Q2	Q3	Q4	Full- Year	Q1	Q2
Wholly owned clubs operated at beginning of period	158	157	162	160	158	160	160
New clubs opened	—	—	—	—	—	—	1
Acquired clubs	1	5	—	—	6	—	—
Clubs closed, relocated or merged	(2)	—	(2)	—	(4)	—	—

Wholly owned clubs at end of period	157	162	160	160	160	160	161

Total clubs operated at end of period (1)	159	164	162	162	162	162	163

(1)	Includes wholly-owned and partly-owned clubs. Locations that are managed by us in which we do not have an equity interest are not included in the club count. These managed sites include three managed university locations and four additional managed locations acquired in May 2013 as part of the Fitcorp acquisition as well as one managed location added during the fourth quarter of 2013.

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

2013
Three months ended March 31, 2013	(2.4)%
Three months ended June 30, 2013	(1.7)%
Three months ended September 30, 2013	(1.7)%
Three months ended December 31, 2013	(1.3)%
2014
Three months ended March 31, 2014	(4.7)%
Three months ended June 30, 2014	(4.5)%

The comparable club revenue declines experienced since 2013 are primarily due to the impact of membership declines as well as decreases in ancillary club revenues. We experienced an overall member loss of 13,000 during 2013 and another 8,000 loss in the six months ended June 30, 2014. Comparable club revenue decreased 4.5% in the three months ended June 30, 2014 as compared to the same prior-year period.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	38.7	36.7	38.6	37.0
Club operating	42.0	36.7	42.4	36.9
General and administrative	6.5	5.8	6.8	5.7
Depreciation and amortization	10.2	10.3	10.2	10.3
Insurance recovery related to damaged property	—	(2.1)	—	(1.1)
Impairment of fixed assets	0.8	0.1	1.9	0.1
Impairment of goodwill	—	—	0.1	—

	98.2	87.5	100.0	88.9

Operating income (loss)	1.8	12.5	—	11.1
Interest expense	4.1	4.5	4.1	4.5
Equity in the earnings of investees and rental income	(0.6)	(0.5)	(0.6)	(0.5)

(Loss) income before provision for corporate income taxes	(1.7)	8.5	(3.5)	7.1

(Benefit) provision for corporate income taxes	(0.9)	3.3	(1.6)	2.7

Net (loss) income	(0.8)%	5.2%	(1.9)%	4.4%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$87,558	75.7%	$90,882	75.7%	(3.7)%
Joining fees	2,985	2.6	3,823	3.1	(21.9)

Membership revenue	90,543	78.3	94,705	78.8	(4.4)

Personal training revenue	18,244	15.8	17,615	14.7	3.6
Other ancillary club revenue (1)	5,377	4.6	6,474	5.4	(16.9)

Ancillary club revenue	23,621	20.4	24,089	20.1	(1.9)
Fees and other revenue (2)	1,533	1.3	1,318	1.1	16.3

Total revenue	$115,697	100.0%	$120,112	100.0%	(3.7)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 3.7% in the three months ended June 30, 2014 compared to the same prior-year period, as a result of decreases in both membership revenue and ancillary club revenue. For the three months ended June 30, 2014 compared to the same prior-year period, revenue decreased approximately $5.7 million at our clubs opened or acquired prior to June 30, 2012 and $429,000 at clubs that closed subsequent to June 30, 2012. These decreases were partially offset by a $1.8 million increase in revenue from our clubs that were opened or acquired subsequent to June 30, 2012.

Membership dues revenue decreased $3.3 million, or 3.7%, in the three months ended June 30, 2014 compared to the same prior-year period primarily due to a decline in memberships.

Joining fees revenue decreased $838,000, or 21.9%, in the three months ended June 30, 2014 compared to the same prior-year period, primarily reflecting a decline in membership sales beginning in 2013. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during the three months ended June 30, 2014 compared to 24 months during the three months ended June 30, 2013. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $629,000, or 3.6%, in the three months ended June 30, 2014 compared to the same prior-year period, driven by increased pricing on our multi-session personal training membership products as well as increased interest in those products.

Other ancillary club revenue decreased $1.1 million, or 16.9%, in the three months ended June 30, 2014 compared to the same prior-year period primarily driven by a decline in revenue from our Small Group Training classes and Sports Clubs for Kids programs.

Comparable club revenue decreased 4.5% in the three months ended June 30, 2014 as compared to the same prior-year period. Memberships at our comparable clubs were down 2.9%, the combined effect of ancillary club revenue, joining fees and other revenue were down 1.3%, and the price of our dues and fees were down 0.3%.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2014	2013	% Variance
Payroll and related	$44,762	$44,005	1.7%
Club operating	48,618	44,116	10.2
General and administrative	7,506	6,951	8.0
Depreciation and amortization	11,853	12,411	(4.5)
Insurance recovery related to damaged property	—	(2,500)	(100.0)
Impairment of fixed assets	890	128	595.3

Operating expenses	$113,629	$105,111	8.1%

Operating expenses for the three months ended June 30, 2014 increased $8.5 million, or 8.1%, compared to the same prior-year period. The total months of club operation increased 1.3% for the three months ended June 30, 2014 from the same prior-year period. Excluding the $2.5 million of insurance proceeds received during the three months ended June 30, 2013 in connection with property damaged by Hurricane Sandy, operating expenses increased $6.0 million, or 5.6% primarily due to the following factors:

Payroll and related. Payroll and related expenses increased $757,000, or 1.7%, in the three months ended June 30, 2014 compared to the same prior-year period, primarily reflecting annual merit increases and increases in employment levels due to the acquisition of clubs in 2013. As a percentage of total revenue, payroll and related expenses increased to 38.7% in the three months ended June 30, 2014 from 36.7% in the three months ended June 30, 2013.

Club operating. Club operating expenses increased $4.5 million, or 10.2%, in the three months ended June 30, 2014 compared to the same prior-year period. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $2.9 million in the three months ended June 30, 2014 compared to the same period in the prior year. This increase included $1.3 million related to the acquisition and opening of new clubs in 2013 and the three months ended June 30, 2014, as well as three additional clubs scheduled to open in the second half of 2014 where the lease periods have commenced. Rent and occupancy expenses also increased $1.3 million at our existing clubs. The current year increase was also driven by the decrease in the prior-year period at one location for $231,000 from the reduction of rental space, including the benefit from unwinding of the deferred rent related to that space and $213,000 related to amounts received from one of our landlords in the prior-year period in return for exiting the space prior to the lease termination date.

•	Utilities expense increased $883,000 in the three months ended June 30, 2014 compared to the same period in the prior year principally due to higher energy prices and higher utilities consumption from the increased number of clubs under operations.

•	Repair and maintenance increased $309,000 in the three months ended June 30, 2014 compared to the same prior-year period, reflecting an increase in overall club maintenance, in particular, repairs of heating, ventilation and air conditioning system.

In part as a result of the above, as a percentage of total revenue, club operating expenses increased to 42.0% in the three months ended June 30, 2014 from 36.7% in the three months ended June 30, 2013.

General and administrative. General and administrative expenses increased $555,000, or 8.0%, in the three months ended June 30, 2014 compared to the same period last year. As a percentage of total revenue, general and administrative expenses increased to 6.5% in the three months ended June 30, 2014 from 5.8% in the three months ended June 30, 2013. This increase was primarily due to increases in licensing fees related to the implementation of our new club operating system, and higher legal and consulting fees.

Depreciation and amortization. In the three months ended June 30, 2014 compared to the same period last year, depreciation and amortization expense decreased $558,000, or 4.5%, resulting from certain fixed asset write-offs in the last half of 2013.

Impairment of fixed assets. In the three months ended June 30, 2014, we reviewed our club portfolio and established plans to close approximately 5% of our clubs, which we believe are lower performing, by the end of 2014, in an effort to consolidate a portion of these members into other existing clubs. Since we have decided to close these clubs before their lease expiration date, these clubs were tested for impairment and an impairment loss of $734,000 was recorded at three of these clubs. In the three months ended June 30, 2014, we tested 19 additional clubs which are experiencing decreased profitability and sales levels below expectations and recorded an impairment loss of $156,000 on leasehold improvements and furniture and fixtures at three of these clubs. During the three months ended June 30, 2013, we recorded an impairment loss of $128,000 on fixed assets at one underperforming club. The remaining 16 underperforming clubs have an aggregate of $27.6 million of net leasehold improvements and furniture and fixtures remaining as of June 30, 2014. We expect our revised pricing and marketing strategy for suburban clubs to be applied to 11 of the 16 clubs. To the extent these clubs do not perform as expected, we may have additional impairment charges in the future.

Interest expense

Interest expense decreased $738,000, or 13.6%, in the three months ended June 30, 2014 compared to the same period last year. This decrease in interest expense was primarily due to lower interest rates resulting from the November 15, 2013 refinancing, which were lower by approximately 125 basis points on the non-hedged debt principal and 80 basis points on the hedged debt principal.

(Benefit) Provision for Corporate Income Taxes

We have determined our income tax (benefit) provision for the three months ended June 30, 2014 on a discrete basis. The potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. Accordingly, we continue to calculate our effective tax rate discretely based on pre-tax results for the three months ended June 30, 2014.

We recorded an income tax benefit of $1.1 million and an income tax provision of $4.0 million for the three months ended June 30, 2014 and 2013, respectively, reflecting an effective tax rate of (54%) and 39%, respectively. The effective tax rates for the three month period ended June 30, 2014 and 2013 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 13% and 4%, respectively. As of June 30, 2014, we had $13.3 million of unrecognized tax benefits. It is reasonably possible that we could realize $1.2 million of unrecognized tax benefits in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$176,194	76.1%	$181,624	75.9%	(3.0)%
Joining fees	6,194	2.6	7,648	3.2	(19.0)

Membership revenue	182,388	78.7	189,272	79.1	(3.6)

Personal training revenue	35,154	15.2	34,045	14.2	3.3
Other ancillary club revenue (1)	11,102	4.8	13,612	5.7	(18.4)

Ancillary club revenue	46,256	20.0	47,657	19.9	(2.9)
Fees and other revenue (2)	2,956	1.3	2,347	1.0	25.9

Total revenue	$231,600	100.0%	$239,276	100.0%	(3.2)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 3.2% in the six months ended June 30, 2014 compared to the same prior-year period, as a result of decreases in both membership revenue and ancillary club revenue. For the six months ended June 30, 2014 compared to the same prior-year period, revenue decreased approximately $10.7 million at our clubs opened or acquired prior to June 30, 2012 and $1.1 million at clubs that closed subsequent to June 30, 2012. These decreases were partially offset by a $4.1 million increase in revenue from our clubs that were opened or acquired subsequent to June 30, 2012.

Membership dues revenue decreased $5.4 million, or 3.0%, in the six months ended June 30, 2014 compared to the same period last year primarily due to a decline in memberships.

Joining fees revenue decreased $1.5 million, or 19.0%, in the six months ended June 30, 2014 compared to the same prior-year period, primarily reflecting a decline in membership sales. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during the six months ended June 30, 2014, versus 25 months and 24 months for the three month periods ended March 31, 2013 and June 30, 2013, respectively. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $1.1 million, or 3.3%, in the six months ended June 30, 2014 compared to the same prior-year period, driven by increased pricing on our multi-session personal training membership products as well as increased interest in those products.

Other ancillary club revenue decreased $2.5 million, or 18.4%, in the six months ended June 30, 2014 compared to the same period last year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training.

Comparable club revenue decreased 4.6% for the six months ended June 30, 2014 as compared to the same prior-year period. Memberships at our comparable clubs were down 3.1%, the combined effect of ancillary club revenue, joining fees and other revenue were down 1.2%, and the price of our dues and fees were down 0.3%.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2014	2013	% Variance
Payroll and related	$89,335	$88,553	0.9%
Club operating	98,213	88,316	11.2
General and administrative	15,787	13,740	14.9
Depreciation and amortization	23,651	24,559	(3.7)
Insurance recovery related to damaged property	—	(2,500)	(100.0)
Impairment of fixed assets	4,513	128	3,425.8
Impairment of goodwill	137	—	N/A

Operating expenses	$231,636	$212,796	8.9%

Operating expenses for the six months ended June 30, 2014 increased $18.8 million, or 8.9%, compared to the same prior-year period. The total months of club operation increased 2.0% for the six months ended June 30, 2014 compared to the same period last year. Excluding the $2.5 million of insurance proceeds received during the six months ended June 30, 2013 in connection with property damaged by Hurricane Sandy, operating expenses increased $16.3 million, or 7.6% primarily due to the following factors:

Payroll and related. Payroll and related expenses increased $782,000, or 0.9% in the six months ended June 30, 2014 compared to the same prior-year period, primarily due to merit increases and increases in employment levels due to the acquisition of clubs in 2013. As a percentage of total revenue, payroll and related expenses increased to 38.6% in the six months ended June 30, 2014 from 37.0% in the six months ended June 30, 2013.

Club operating. Club operating expenses increased $9.9 million, or 11.2% in the six months ended June 30, 2014 compared to the same prior-year period. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $5.6 million in the six months ended June 30, 2014 compared to the same period in the prior year. This increase included $2.6 million related to the acquisition and opening of new clubs in 2013 and the second quarter of 2014, as well as three additional clubs scheduled to open in the second half of 2014 where the lease periods have commenced. Rent and occupancy expenses also increased $1.8 million at our existing clubs. The current year increase was also driven by the decrease in the prior-year period at one location for $247,000 primarily from the reduction of rental space, including the unwinding of the deferred rent related to that space and $986,000 related to two early lease terminations in the prior-year period and the unwinding of the remaining deferred rent at those locations.

•	Utilities expense increased $2.8 million in the six months ended June 30, 2014 compared to the same period in the prior year principally due to higher energy prices. Energy prices were negatively impacted by the severe cold experienced in our markets during the six months ended June 30, 2014.

In part as a result of the above, as a percentage of total revenue, club operating expenses increased to 42.4% in the six months ended June 30, 2014 from 36.9% in the six months ended June 30, 2013.

General and administrative. General and administrative expenses increased $2.0 million, or 14.9% in the six months ended June 30, 2014 compared to the same prior-year period. As a percentage of total revenue, general and administrative expenses increased to 6.8% in the six months ended June 30, 2014 from 5.7% in the six months ended June 30, 2013. This increase was primarily due to increases in licensing fees related to the implementation of our new club operating system and general liability insurance expense. We also experienced increases in audit and tax fees. These increases were offset by a decrease in legal fees as well as club acquisition related fees incurred during the six months ended June 30, 2013.

Depreciation and amortization. In the six months ended June 30, 2014 compared to the same period last year, depreciation and amortization expense decreased $908,000, or 3.7% , resulting from certain fixed asset write-offs in the last half of 2013.

Impairment of fixed assets. For the six months ended June 30, 2014, we recorded an impairment loss of $4.5 million on fixed assets related to five underperforming clubs and three clubs which are closing. During the six months ended June 30, 2013, we recorded an impairment loss of $128,000 on fixed assets at one underperforming club. The remaining 16 underperforming clubs have an aggregate of $27.6 million of net leasehold improvements and furniture and fixtures remaining as of June 30, 2014. We expect our revised pricing and marketing strategy for suburban clubs to be applied to 11 of the 16 clubs. To the extent these clubs do not perform as expected, we may have additional impairment charges in the future.

Impairment of goodwill. For the six months ended June 30, 2014, we recorded an impairment loss of $137,000 on goodwill at one of our outlier clubs as a result of our annual goodwill impairment test as of February 28, 2014. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. We did not have goodwill impairment in the six months ended June 30, 2013.

Interest expense

Interest expense decreased $1.4 million, or 12.8%, in the six months ended June 30, 2014 compared to the same period last year. This decrease in interest expense was primarily due to lower interest rates resulting from the November 15, 2013 refinancing, which were lower by approximately 125 basis points on the non-hedged debt principal and 80 basis points on the hedged debt principal.

(Benefit) Provision for Corporate Income Taxes

We have determined our income tax benefit for the six months ended June 30, 2014 on a discrete basis. The potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. Accordingly, the Company calculated its effective tax rate discretely based on pre-tax results through the six months ended June 30, 2014.

We recorded a benefit for corporate income taxes of $3.8 million and a provision of $6.5 million for the six months ended June 30, 2014 and 2013, respectively, reflecting an effective tax rate of (46%) and 39%, respectively. The effective tax rates for the six month period ended June 30, 2014 and 2013 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 7% and 4%, respectively. As of June 30, 2014, we had $13.3 million of unrecognized tax benefits. It is reasonably possible that we could realize $1.2 million of unrecognized tax benefits in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, and other capital expenditures necessary to upgrade, expand and renovate existing clubs. In December 2012, we also paid a special cash dividend of $3.00 per share and in December 2013, March 2014 and June 2014, we paid a cash dividend of $0.16 per share. Any determination to pay future dividends will be made by the board of directors and will take into account such matters as cash on hand, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We believe that our existing cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to fund capital expenditures, working capital needs and other liquidity requirements associated with our operations through at least the next 12 months.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2014 decreased $20.1 million compared to the same period last year. This decrease was primarily driven by the decrease in overall earnings.

Investing Activities. Net cash used in investing activities decreased $1.6 million in the six months ended June 30, 2014 compared to the same prior-year period. The decrease is primarily due to a deposit of $5.0 million received in connection with the pending sale of our 86th Street building in Manhattan during the six months ended June 30, 2014, partially offset by the increased activity in the building of new clubs and new BFX Studio locations during the six months ended June 30, 2014. Investing activities in the six months ended June 30, 2014 and 2013 both consisted of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment. Investing activities in the six months ended June 30, 2013 also consisted of $2.9 million of net cash paid for the acquisition of clubs and insurance proceeds of $2.5 million related to insurance recoveries related to property damages from Hurricane Sandy.

For the year ending December 31, 2014, we currently plan to invest $45.0 million to $50.0 million in capital expenditures compared to $33.8 million of capital expenditures in 2013, which included acquisition purchase prices. The 2014 amount includes approximately $20.0 million to $22.0 million related to 2014 and 2015 club openings, including those under our new BFX Studio concept. Total capital expenditures also includes approximately $18.0 million to $20.0 million to continue enhancing or upgrading existing clubs and approximately $4.0 million to $4.5 million principally related to major renovations at clubs with recent lease renewals. We also expect to invest approximately $3.0 million to $3.2 million to continue to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow provided by operations, available cash on hand and the after-tax proceeds from such sale. If the after-tax proceeds from the sale of the East 86th Street Property are not reinvested in our business, we may be required to pay such amounts to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2014 was $9.2 million compared to net cash provided by financing activities of $236,000 for the same prior-year period. In the six months ended June 30, 2014, we made a principal payment of $1.6 million on the 2013 Term Loan Facility and paid cash dividends to common stockholders of $7.7 million.

In the six months ended June 30, 2013, we were not required to make the regularly scheduled quarterly principal payments pursuant to our term loan facility as a result of a voluntary prepayment made in August 2012 of $15.0 million. In addition, the second amendment to our credit facility in November 2012 waived the requirement to pay the excess cash flow payment that was due on March 31, 2013. There were no dividends paid in the six months ended June 30, 2013.

As of June 30, 2014, we had $77.4 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of June 30, 2014 approximately $51.5 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of June 30, 2014, our total gross consolidated debt was $323.4 million. This substantial amount of debt could have significant consequences, including the following:

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

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2014, TSI LLC has made a total of $1.6 million in principal payments on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. Other than $3.0 million of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we are not subject to this financial covenant as of June 30, 2014. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. Our first excess cash flow payment is due in April 2015, if applicable. Based on our unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with our operating forecast, we do not expect there will be an excess cash flow payment required at that time.

As of June 30, 2014, the 2013 Term Loan Facility has a gross principal balance of $323.4 million and a balance of $313.9 million net of unamortized debt discount of $9.4 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of June 30, 2014, the unamortized balance of debt issuance costs of $3.8 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2014 was $42.0 million.

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

We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. We entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150.0 million when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extended the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap will continue to have a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013.

The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations

Our aggregate long-term debt and operating lease obligations as of June 30, 2014 were as follows:

		Payments Due by Period (in thousands)
Contractual Obligations (4)(5)		Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	(1)	$323,375	$3,250	$6,500	$6,500	$307,125
Interest payments on long-term debt	(2)	96,496	16,126	31,808	29,368	19,194
Operating lease obligations	(3)	664,793	91,769	172,517	140,497	260,010

Total contractual obligations		$1,084,664	$111,145	$210,825	$176,365	$586,329

Notes:

(1)	Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). The first excess cash flow payment is due in April 2015, if applicable. This table assumes no payment of excess cash flow in April 2015.
(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of June 30, 2014.
(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.
(4)	The table above does not include any future obligations that would arise in connection with leases at East 86th Street, New York following the sale of that property which, subject to closing conditions, is expected to close on or before September 11, 2014.
(5)	The table above does not reflect charges related to planned club closures.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

We had working capital of $25.1 million and $27.8 million at June 30, 2014 and December 31, 2013, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of June 30, 2014, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $39.3 million and $33.9 million at June 30, 2014 and December 31, 2013, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset working capital. Should we record a working capital deficit in future periods, as in the past, we will fund such deficit using cash flows from operations and borrowings under our 2013 Senior Credit Facility. We believe that these sources will be sufficient to cover such deficit.

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

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Our long-lived assets are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated considering a combination of market participant approach and a cost approach. Projected cash flows are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenue. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. See Note 8 — Fixed Asset Impairment to our condensed consolidated financial statements.

In the three months ended June 30, 2014, we also reviewed our club portfolio and established plans to close approximately 5% of our clubs, which we believe are lower performing, by the end of 2014, in an effort to consolidate a portion of these members into other existing clubs. Since we have decided to close these clubs before their lease expiration date, these clubs were tested for impairment and an impairment loss of $734,000 was recorded at three of these clubs. In the three months ended June 30, 2014, we tested 19 additional clubs which are experiencing decreased profitability and sales levels below expectations and recorded an impairment loss of $156,000 on leasehold improvements and furniture and fixtures at three of these clubs. In the six months ended June 30, 2014, we recorded a total of $4.5 million of impairment losses at eight clubs compared to an impairment loss of $128,000 at one club in the same prior-year period. The remaining 16 underperforming clubs have an aggregate of $27.6 million of net leasehold improvements and furniture and fixtures remaining as of June 30, 2014. We expect our revised pricing and marketing strategy for suburban clubs to be applied to 11 of the 16 clubs. To the extent these clubs do not perform as expected, we may have additional impairment charges in the future.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The WSC and PSC regions do not have any goodwill as of June 30, 2014. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.

As of February 28, 2014 and February 28, 2013, we performed our annual impairment test of goodwill. As of February 28, 2014, we concluded that there would be no remaining implied value attributable to the Outlier Clubs. As a result of this test, we impaired $137,000 of goodwill associated with this reporting unit. We did not have a goodwill impairment charge in the NYSC, BSC and SSC regions.

We completed an interim evaluation of the goodwill by reporting unit due to the existence of a triggering event as of May 31, 2014. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Due to the significant decrease in market capitalization and a decline in our business outlook, we performed an interim impairment test as of May 31, 2014. There was no goodwill impairment as a result of this interim test.

The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We will continue to complete interim evaluations of the goodwill by reporting unit if a triggering event exists.

Deferred Income Taxes. As of June 30, 2014, the Company has net deferred tax assets of $34.5 million. The state net deferred tax asset balance as of June 30, 2014 is $23.4 million. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company was profitable for the years ended December 31, 2013 and December 31, 2012. Although, there is a pre-tax loss for the six months ended June 30, 2014, the Company forecasts a profit (inclusive of the sale of the 86th East Street New York Property) for the full year and expects to be in a three year cumulative income position as of December 31, 2014 for both federal and certain state jurisdictions. In addition, the Company projects future taxable income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued beginning in 2015, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company has state net operating loss carry-forwards which the Company believes will be realized within the available carry-forward period, except for a small state net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that, with the exception of net operating loss carry-forward in Rhode Island, it is more likely than not that the deferred tax assets will be realized. If actual results do not meet the Company’s forecasts and the Company incurs losses in 2014 and beyond, a valuation allowance against the deferred tax assets may be required in the future.

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

Borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of June 30, 2014, we had $323.4 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive (loss) income. Based on the amount of our variable rate debt and our interest rate swap agreement as of June 30, 2014, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $187,000.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level, because of the material weakness in the Company’s internal control over financial reporting described below. This material weakness did not result in any audit adjustments or misstatements.

Material Weakness Previously Identified: We previously reported a material weakness in internal control over journal entries in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Remediation Efforts on Previously Identified Material Weakness: Prior to the end of the first quarter of 2014, we re-assessed and revised our control activities around journal entries to address the material weakness in our internal control over financial reporting related to journal entries; specifically that certain accounting personnel had system access to both create and post journal entries to substantially all of the key accounts as of December 31, 2013 which were not subject to an independent review process.

For the six months ended June 30, 2014, we implemented a control to perform quarterly reviews of all journal entries created and posted in our accounting and financial reporting system, to determine which, if any, entries were created and posted by a single individual. In the event that a single individual created and posted a journal entry, the journal entry was independently reviewed by management to ensure completeness, accuracy and validity of the entry.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting: Other than the changes above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits. Following an appeal in April 2014, the Appellate Division upheld the dismissal. Currently, only the plaintiffs’ individual claims remain pending.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the trial court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the trial court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. The result is a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. Both TSI and Ajilon filed a notice of appeal. On December 3, 2013, the appellate court reversed the trial court’s grant of Ajilon’s motion to set aside the jury verdict, vacated the damages award in favor of Ajilon, upheld the jury verdict that Ajilon had breached the contract and remanded to the trial court for a new trial on the damages to which TSI is entitled by reason of that breach. The trial for damages is scheduled for mid-September 2014.

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

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification discovery is December 31, 2014 and the deadline for a class certification motion is March 2, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE: July 30, 2014	By:	/s/ Carolyn Spatafora
Carolyn Spatafora
Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on May 19, 2008).

10.1	Letter Agreement with Carolyn Spatafora, dated April 16, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2014).

10.2	Second Amendment to Agreement of Sale, dated April 11, 2014, between Town Sports International, LLC and Monty Two East 86th Street Associates, LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.3	Third Amendment to Agreement of Sale, dated July 7, 2014, between Town Sports International, LLC and Monty Two East 86th Street Associates, LLC (Filed herewith).

10.4	Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2015 (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase