Form 10-Q
period 2014-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2014-11-10
CIK 1281774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

As of November 6, 2014, there were 24,296,658 shares of Common Stock of the registrant outstanding.

FORM 10-Q

For the Quarter Ended September 30, 2014

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

SIGNATURES		41

EX-3.1
EX-3.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(All figures in thousands except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$117,951	$73,598
Accounts receivable (less allowance for doubtful accounts of $2,044 and $2,309 as of September 30, 2014 and December 31, 2013, respectively)	3,732	3,704
Inventory	562	473
Deferred tax assets, net	8,182	17,010
Prepaid corporate income taxes	4,953	6
Prepaid expenses and other current assets	12,902	10,850

Total current assets	148,282	105,641
Fixed assets, net	236,169	243,992
Goodwill	32,641	32,870
Intangible assets, net	523	908
Deferred tax assets, net	43,928	11,340
Deferred membership costs	7,795	8,725
Other assets	13,260	10,316

Total assets	$482,598	$413,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,250	$3,250
Accounts payable	5,664	8,116
Accrued expenses	32,610	31,536
Accrued interest	427	737
Dividends payable	302	259
Deferred revenue	36,347	33,913

Total current liabilities	78,600	77,811
Long-term debt	310,200	311,659
Building financing arrangement	83,400	—
Dividends payable	438	407
Deferred lease liabilities	54,019	56,882
Deferred revenue	2,034	2,460
Other liabilities	7,738	8,089

Total liabilities	536,429	457,308
Commitments and Contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value; authorized 5,000,000 shares and no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; issued and outstanding 24,301,658 and 24,072,705 shares at September 30, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	(10,619)	(13,846)
Accumulated other comprehensive income	1,549	2,052
Accumulated deficit	(44,785)	(31,746)

Total stockholders’ deficit	(53,831)	(43,516)

Total liabilities and stockholders’ deficit	$482,598	$413,792

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

(All figures in thousands except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Club operations	$110,956	$115,639	$339,600	$352,568
Fees and other	1,565	1,403	4,521	3,750

	112,521	117,042	344,121	356,318

Operating Expenses:
Payroll and related	43,994	43,433	133,329	131,986
Club operating	46,664	45,300	144,877	133,616
General and administrative	7,813	7,245	23,600	20,985
Depreciation and amortization	11,638	12,549	35,289	37,108
Insurance recovery related to damaged property	—	(694)	—	(3,194)
Impairment of fixed assets	—	439	4,513	567
Impairment of goodwill	—	—	137	—

	110,109	108,272	341,745	321,068

Operating income	2,412	8,770	2,376	35,250
Interest expense	4,519	5,523	13,927	16,308
Interest income	—	—	—	(1)
Equity in the earnings of investees and rental income	(580)	(594)	(1,820)	(1,843)

(Loss) income before provision for corporate income taxes	(1,527)	3,841	(9,731)	20,786
(Benefit) provision for corporate income taxes	(660)	1,250	(4,430)	7,767

Net (loss) income	$(867)	$2,591	$(5,301)	$13,019

(Loss) earnings per share:
Basic	$(0.04)	$0.11	$(0.22)	$0.54
Diluted	$(0.04)	$0.10	$(0.22)	$0.53
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	24,301,677	24,101,239	24,251,682	24,007,310
Diluted	24,301,677	24,720,511	24,251,682	24,613,236
Dividends declared per common share	$—	$—	$0.32	$—

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(All figures in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statements of Comprehensive (Loss) Income
Net (loss) income	$(867)	$2,591	$(5,301)	$13,019
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three and nine months ended September 30, 2014 and 2013, respectively	(364)	158	(253)	102
Interest rate swap, net of tax of ($333) and $193 for the three and nine months ended September 30, 2014, respectively, and ($32) and ($196) for the comparable prior-year periods	433	42	(250)	255

Total other comprehensive income (loss), net of tax	69	200	(503)	357

Total comprehensive (loss) income	$(798)	$2,791	$(5,804)	$13,376

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(All figures in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(5,301)	$13,019
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,289	37,108
Insurance recovery related to damaged property	—	(3,194)
Impairment of fixed assets	4,513	567
Impairment of goodwill	137	—
Amortization of debt discount	978	717
Amortization of debt issuance costs	443	818
Non-cash rental income, net of non-cash rental expense	(4,913)	(4,285)
Share-based compensation expense	1,563	1,592
(Increase) decrease in deferred tax asset	(23,567)	8,147
Net change in certain operating assets and liabilities	(10,172)	(5,333)
Decrease in membership costs	930	1,617
Landlord contributions to tenant improvements	1,302	934
Increase (decrease) in insurance reserve	760	(1,036)
Other	(60)	(410)

Total adjustments	7,203	37,242

Net cash provided by operating activities	1,902	50,261

Cash flows from investing activities:
Capital expenditures	(29,196)	(20,658)
Acquisition of businesses	—	(2,939)
Insurance recovery related to damaged property	—	3,194

Net cash used in investing activities	(29,196)	(20,403)

Cash flows from financing activities:
Proceeds from building financing arrangement	83,400	—
Building financing arrangement costs	(3,160)	—
Principal payments on 2013 Term Loan Facility	(2,437)	—
Cash dividends paid	(7,666)	(101)
Proceeds from stock option exercises	47	403
Tax benefit from restricted stock vesting	1,692	—

Net cash provided by financing activities	71,876	302
Effect of exchange rate changes on cash	(229)	43

Net increase in cash and cash equivalents	44,353	30,203
Cash and cash equivalents beginning of period	73,598	37,758

Cash and cash equivalents end of period	$117,951	$67,961

Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(44)	$3,130
(Increase) decrease in inventory	(90)	20
Increase in prepaid expenses and other current assets	(1,496)	(1,611)
Decrease in accounts payable, accrued expenses and accrued interest	(4,612)	(4,177)
Change in prepaid corporate income taxes and corporate income taxes payable	(6,166)	29
Increase (decrease) in deferred revenue	2,236	(2,724)

Net change in certain working capital components	$(10,172)	$(5,333)

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$12,741	$14,706

Cash payments for income taxes	$23,552	$278

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.	Basis of Presentation

As of September 30, 2014, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 158 fitness clubs (“clubs”), comprised of 107 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 28 clubs in the Boston market under the “Boston Sports Clubs” brand name, 15 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and Swiss Sports Clubs which is the level at which the chief operating decision maker reviews discrete financial information and makes decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment. In July 2014, the Company introduced its first BFX Studio in a soft opening with the grand opening in September 2014. The pre-tax net loss for this studio and other studios under development was approximately $1,200 and $2,700 for the three and nine months ended September 30, 2014, respectively, consisting primarily of start-up costs, occupancy costs and overhead payroll. The amounts related to this studio have not been allocated to the reportable segment.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2013 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

Change in Estimated Average Membership Life

The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships introduced as a one-time promotional offer in September 2011.

Joining fees and related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life. As of July 1, 2014, the estimated average membership life of an unrestricted member and a restricted member is 22 months and 26 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis. The table below summarizes the estimated average membership life of unrestricted members and restricted members that were in effect for each quarter presented.

	Estimated Average Membership Life of an Unrestricted Member		Estimated Average Membership Life of a Restricted Member
Period	2014	2013	2014	2013
Three months ended March 31	22 months	25 months	28 months	27 months

Three months ended June 30	22 months	24 months	27 months	28 months

Three months ended September 30	22 months	23 months	26 months	28 months

Three months ended December 31	—	23 months	—	28 months

If the estimated average membership life for restricted members had remained at 27 months for the three months ended September 30, 2014, the impact would have been a decrease in revenue and net income of approximately $14 and $7, respectively.

2.	Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to evaluate, at each annual and interim reporting period, the company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis for the annual period ending December 31, 2016 and is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company will evaluate the impact of this standard on its financial statements.

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

3.	Long-Term Debt

	September 30, 2014	December 31, 2013
2013 Term Loan Facility outstanding principal balance	$322,563	$325,000
Less: Unamortized discount	(9,113)	(10,091)
Less: Current portion due within one year	(3,250)	(3,250)

Long-term portion	$310,200	$311,659

2013 Senior Credit Facility

On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and will be amortized as interest expense and are included in other assets in the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2014, TSI LLC has made a total of $2,437 in principal payments on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of September 30, 2014 as the Company’s only utilization of the 2013 Revolving Loan Facility at that date was $2,980 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of that date was 4.56:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4:50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to make certain distributions of cash to the Company. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 5 – Building Financing Arrangement, the Company received approximately $43,600 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards), which may be required to be used to prepay the 2013 Senior Credit Facility if the Company does not reinvest such proceeds in its business within thirty months from the date of sale. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. The first excess cash flow payment is due in April 2015, if applicable. Based on the Company’s unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with its operating forecast, the Company does not expect there will be an excess cash flow payment required at that time.

As of September 30, 2014, the 2013 Term Loan Facility has a gross principal balance of $322,563 and a balance of $313,450 net of unamortized debt discount of $9,113 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of September 30, 2014, the unamortized balance of debt issuance costs of $3,972 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,980. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2014 was $42,020 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.

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

Fair Market Value

Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $280,630 and $327,438, respectively, at September 30, 2014 and December 31, 2013, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.

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

The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. This interest rate swap arrangement effectively converted $150,000 of the Company’s variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extended the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement will continue to have a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014 and 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013.

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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk. The following table presents the fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap liability as of September 30, 2014	$625	$—	$625	$—
Interest rate swap liability as of December 31, 2013	$182	$—	$182	$—

The swap contract liability of $625 and $182 are recorded as a component of other liabilities as of September 30, 2014 and December 31, 2013, respectively, with the offset to accumulated other comprehensive income ($353 and $103, net of taxes, as of September 30, 2014 and December 31, 2013, respectively) on the accompanying condensed consolidated balance sheet.

There were no significant reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2014 and 2013 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at September 30, 2014 will be reclassified into earnings within the next 12 months.

5.	Building Financing Arrangement

On September 12, 2014, the Company completed the previously announced legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650, which includes $150 of additional payments to the Company. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club. The Company expects to lease (“Initial Lease”) the premises for at least 18 months and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and the Company will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, the Company will enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, the Company has two options at its sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although the Company expects that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay the Company liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, the Company has included the proceeds received as a financing arrangement on its balance sheet. Except for payments under the Initial Lease and the New Club Lease, the Company does not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. The Company recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments during the quarter in this regard. The proceeds of $83,400, which is net of $1,750 to be held in escrow for the Company’s former tenant and $500 to remain in escrow to be released to the Company six months after the date of sale, are included in the Company’s cash flow statement for the nine months ended September 30, 2014 as a financing inflow.

As of September 30, 2014, the total financing arrangement was $83,400, and accrued interest on financing arrangement was not material at September 30, 2014. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing will be characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though the Company no longer has legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, the Company does not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on the Company’s balance sheet until any continuing involvement has ceased.

As of September 30, 2014, the net book value of the building and building improvements was $3,390 and the book value of the land was $986. As part of the transaction, the Company incurred $3,160 of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the options periods. These fees are recorded in Other assets on the accompanying consolidated balance sheet as of September 30, 2014.

Payments made under the Initial Lease, including rental income related to the Company’s tenant in the building that was assigned to the purchaser/landlord, are recognized as interest expense in the underlying financing arrangement. Included in the table below is the Company’s future lease commitment of $750 per year under the term of the Initial Lease of 25 years, which includes the options periods and will be recorded as interest expense. Rental income related to the Company’s former tenant in the building of approximately $2,000 per year and the amortization of the deferred costs of $126 per year as of September 30, 2014 will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).

12 months ending September 30,
2015	$750
2016	750
2017	750
2018	750
2019	750
2020 and thereafter	15,000

Minimum lease commitments	$18,750

6.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of September 30, 2014, $109,363 was held at two financial institutions. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

7.	(Loss) Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding — basic	24,301,677	24,101,239	24,251,682	24,007,310
Effect of dilutive share based awards	—	619,272	—	605,926

Weighted average number of common shares outstanding — diluted	24,301,677	24,720,511	24,251,682	24,613,236

(Loss) earnings per share:
Basic	$(0.04)	$0.11	$(0.22)	$0.54
Diluted	$(0.04)	$0.10	$(0.22)	$0.53

For the three and nine months ended September 30, 2014, there was no effect of diluted stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods.

For the three and nine months ended September 30, 2013, the Company did not include stock options to purchase 269,000 shares and 272,139 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

8.	Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option is equal to the fair market value of the Company’s common stock on the option grant date. As of September 30, 2014, there were 257,139 shares available to be issued under the 2006 Plan.

At September 30, 2014, the Company had 7,000 stock options outstanding under the 2004 Plan while the 2006 Plan had 1,068,278 stock options outstanding and 485,715 shares of restricted stock outstanding.

Stock Option Awards

The Company did not grant any stock options during the nine months ended September 30, 2014.

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $61 and $273 for the three and nine months ended September 30, 2014, respectively, versus $188 and $564 for the comparable prior-year periods.

As of September 30, 2014, a total of $10 in unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.1 years.

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

The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $369 and $1,045 for the three and nine months ended September 30, 2014, respectively, versus $265 and $738 for the comparable prior-year periods.

As of September 30, 2014, a total of $2,875 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.8 years.

Stock Grants

In January 2014, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $0 and $245 for the three and nine months ended September 30, 2014, respectively, versus $15 and $290 for the comparable prior-year periods. Total shares issued during the nine months ended September 30, 2014 were:

Grant Date	Number of Shares	Price Per Share	Aggregate Grant Date Fair Value
January 16, 2014	21,248	$11.53	$245

9.	Fixed Asset Impairment

Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such assets and their fair values is recognized. In the three months ended September 30, 2014, the Company tested 28 underperforming clubs and no fixed asset impairment charges were recorded. The 28 clubs tested had an aggregate of $34,731 of net leasehold improvements and furniture and fixtures remaining as of September 30, 2014. Of the 28 clubs, a total of 25 clubs have now been forecasted under the Company’s new High Value Low Price (“HVLP”) model. Under this model, membership at these clubs is offered at a reduced price. To the extent the performance of the HVLP model does not meet the Company’s expectations, the Company may record additional impairment charges.

In the nine months ended September 30, 2014, the Company recorded total fixed asset impairment losses of $4,513 related to a total of eight clubs, including four underperforming clubs, three clubs which were closed in the third quarter of 2014, and one club we expect to close in the fourth quarter of 2014. During the nine months ended September 30, 2013, the Company recorded an impairment loss of $567 on fixed assets related to two underperforming clubs. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.

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

10.	Club Closures

The Company reviewed its club portfolio and made the decision to close between eight and nine, of its lower performing clubs in the second half of 2014, with possible additional clubs to be closed during 2015, in an effort to consolidate a portion of these members into other existing clubs. As of September 30, 2014, five clubs had been closed, and an additional three to four clubs are expected to be closed in the fourth quarter of 2014. For each of the three and nine months ended September 30, 2014, the Company recognized a net occupancy gain of $1,612 for the closed clubs, reflecting a $2,918 write-off of deferred lease liability, partially offset by $1,306 of lease termination costs. The net gain of $1,612 is reflected in club operating expenses in the accompanying condensed consolidated statements of operations. The Company also incurred $126 of other club closure expenses including legal fees, equipment removal and clean-up costs, which are reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company is expecting costs related to these club closures in the fourth quarter of 2014 to be between $300 and $400 primarily affecting club operating expenses in the accompanying condensed consolidated statement of operations.

Since the Company has decided to close these clubs before their lease expiration dates, these clubs were tested for impairment. As a result, the Company recorded $734 of impairment losses at three of these clubs in the three months ended June 30, 2014, on leasehold improvements and furniture and fixtures present in the clubs to be closed.

11.	Goodwill and Other Intangibles

Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of September 30, 2014, the WSC region, PSC region and the Outlier Clubs do not have goodwill balances.

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

The Company’s next annual impairment test will be performed as of February 28, 2015 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. The Company determined a triggering event did not occur in the three months ended September 30, 2014.

The changes in the carrying amount of goodwill from December 31, 2013 through September 30, 2014 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,403	$15,775	$1,321	$3,982	$52,481
Less: accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)

Balance as December 31, 2013	31,403	9	1,321	137	32,870
Changes due to foreign currency exchange rate fluctuations	—	—	(92)	—	(92)
Less: accumulated impairment of goodwill	—	—	—	(137)	(137)

Balance as of September 30, 2014	$31,403	$9	$1,229	$—	$32,641

Intangible assets were acquired in connection with the Company’s acquisitions during 2013. Amortization expense was $128 and $385 for the three and nine months ended September 30, 2014, respectively, versus $125 and $185 for the comparable prior-year periods.

Intangible assets are as follows:

	As of September 30, 2014
	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Membership lists	$11,344	$(11,046)	$298
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(62)	188
Trade names	40	(3)	37
Other	23	(23)	—

	$13,165	$(12,642)	$523

	As of December 31, 2013
	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Membership lists	$11,344	$(10,696)	$648
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(28)	222
Trade names	40	(2)	38
Other	23	(23)	—

	$13,165	$(12,257)	$908

12.	Acquisitions

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

13.	Income Taxes

The Company recorded an income tax benefit of $4,430 compared with an income tax provision of $7,767 for the nine months ended September 30, 2014 and 2013, respectively, reflecting an effective income tax rate of 46% and 37%, respectively. We have determined our income tax benefit for the nine months ended September 30, 2014 on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. The Company’s effective tax rate was favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 9% and 5% in 2014 and 2013, respectively. The New York State 2014-2015 Budget Act was signed into law on March 31, 2014. The legislation modified and reformed various aspects of New York State tax law. The Company recorded a tax provision of $296 to write down the Company’s deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate.

As of September 30, 2014, $783 represented the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in future periods. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in the income tax provision. The Company had accruals for interest as of September 30, 2014 and 2013 of $606 and $525, respectively. As of September 30, 2014, the Company had $1,187 of unrecognized tax benefits. During the three months ended September 30, 2014, the Company filed a Form 3115, Application for Change in Accounting Method (“Application”), with the IRS requesting a change in accounting for the treatment of landlord contributions. Accordingly, the Company reduced its unrecognized tax benefits by $12,119 for the landlord contributions positions taken in prior years. The reduction in unrecognized tax benefits didn’t affect the Company’s effective tax rate since the position related to a temporary difference; however, the Company recognized a discrete tax benefit of $312 primarily related to the reversal of accrued interest. It is reasonably possible that the Company could realize $1,155 of the remaining unrecognized tax benefits in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2010 and prior. U.S. net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.

The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). On March 26, 2014, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $3,500, inclusive of $1,174 of interest. The Company has subsequently received a request for additional information from the State of New York. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations, however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

The Company has net deferred tax assets of $52,110 and $28,350 as of September 30, 2014 and December 31, 2013, respectively. The state net deferred tax asset balance was $24,097 and $22,674, as of September 30, 2014 and December 31, 2013, respectively. The increase in the deferred tax asset was primarily attributable to the difference between the accounting and tax treatment from the sale of the East 86th Street property described in Note 5 which is includible in taxable income upon closing. This increase is partially offset by the utilization of the federal net operating losses and tax credit carryforwards as well as a portion of the state net operating loss carryforwards as a result of the taxable gain. The related deferred tax asset of $31,309 is expected to be reversed when the gain related to the sale of the property is recognized in income in the consolidated statement of operations. Quarterly, the Company assesses the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. The Company forecasts a loss for the full year but expects to be in a three year cumulative income position as of December 31, 2014. The Company is in a three year cumulative income position as of September 30, 2014. In addition, the Company currently projects future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse.

Cash payments for income taxes increased to $23,552 during the nine months ended September 30, 2014 from $278 for the same prior-year period. This increase in cash payments for taxes was driven by the gain for tax purposes on the sale of East 86th Street property.

During the three months ended September 30, 2014, the Company realized all federal net operating loss and tax credit carryforwards as well as a portion of the state net operating loss carryforwards. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because the Company expects the captive insurance company to be discontinued beginning in 2015, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. The Company believes the remaining state net operating loss carryforwards will be realized within the available carryforward period, except for a small state net operating loss carryforward in Rhode Island due to the short carry-forward period in that state. Accordingly, the Company concluded that, with the exception of net operating loss carry-forward in Rhode Island, it is more likely than not that the deferred tax assets will be realized.

Our deferred tax asset realization assessment considers future income which considers the execution of our business plans and other expectations about future outcomes and is based on certain assumptions. These assumptions require significant judgment about the forecast of future income and are consistent with the plans and estimates we are using to manage our business. If actual results do not meet the Company’s forecasts or there are changes to future business results, a valuation allowance against the deferred tax assets may be required in a future reporting period which could have a material impact on our financial position or results of operation.

14.	Commitments and Contingencies

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3,300, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214, plus interest. After the trial court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the trial court increased the award of damages against TSI, LLC from approximately $214 to approximately $2,900, plus interest. This resulted in a net amount owed to TSI, LLC in the amount of approximately $400, plus interest. Both TSI and Ajilon filed a notice of appeal. On December 3, 2013, the appellate court reversed the trial court’s grant of Ajilon’s motion to set aside the jury verdict, vacated the damages award in favor of Ajilon, upheld the jury verdict that Ajilon had breached the contract and remanded to the trial court for a new trial on the damages to which TSI is entitled by reason of that breach. On September 2, 2014, the trial court re-instated the damages award of $214, plus interest, to Ajilon, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations; TSI, LLC has filed a notice of appeal from that decision. The trial court has scheduled a new trial on TSI, LLC’s damages for the week of November 17, 2014.

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

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery is December 31, 2014 and the deadline for a class certification motion is March 2, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2014, the Company, through its subsidiaries, operated 158 fitness clubs. Our clubs collectively served approximately 479,000 members, including approximately 45,000 members under our restricted student and teacher memberships as of September 30, 2014. We owned and operated a total of 107 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2014, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 28 clubs in the Boston region under our “Boston Sports Clubs” brand name, 15 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2014. In addition, we owned and operated three clubs in Switzerland as of September 30, 2014. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

As the fitness industry continues to see a rise in popularity of private studio offerings, we have used our extensive industry experience to offer our own private studio brand, BFX Studio, with the grand opening of our first unit in September 2014. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our traditional clubs.

We continue to be in the process of revising pricing and marketing strategy for some of our clubs and as a result we are converting certain clubs to a High Value Low Price (“HVLP”) model. Memberships at these clubs are offered at a reduced price and advertising spend are increased in this model. As of September 30, 2014, 17 clubs had been converted to our new HVLP model, and we expect an additional 40 to 45 clubs to be converted by the end of 2014. These converted clubs will show earnings pressure in the near-term related to the lower dues and the increase in marketing spend, however we believe this will improve results at the respective locations and increase market share for our brands in the long-run from the increased membership sales volume. We will continue to make modifications and adjustments as we feel necessary in connection with the implementation of this model and over time, we may convert additional clubs and incorporate facets of this model into many of our other clubs.

We also reviewed our club portfolio earlier this year and made the decision to close between eight and nine, of our lower performing clubs in the second half of 2014, with possible additional clubs to be closed during 2015, in an effort to consolidate a portion of these members into other existing clubs. As of September 30, 2014, five clubs had been closed, and an additional three to four clubs are expected to be closed in the fourth quarter of 2014. For each of the three and nine months ended September 30, 2014, we recognized a net occupancy gain of $1.6 million for the closed clubs, reflecting a $2.9 million write-off of deferred lease liability, partially offset by $1.3 million of lease termination costs. The net gain of $1.6 million is reflected in club operating expenses in the accompanying condensed consolidated statements of operations. We also incurred

$126,000 of other club closure expenses including legal fees, equipment removal and clean-up costs, which are reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. We are expecting costs related to these club closures in the fourth quarter of 2014 to be between $300,000 and $400,000 primarily affecting club operating expenses in the accompanying condensed consolidated statement of operations.

Revenue and operating expenses

We have two principal sources of revenue:

•	Membership revenue: Our largest sources of revenue are dues inclusive of maintenance fees and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 78.4% of our total revenue for the nine months ended September 30, 2014. We recognize revenue from membership dues in the month when the services are rendered. Approximately 97% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•	Ancillary club revenue: For the nine months ended September 30, 2014, we generated 15.3% of our revenue from personal training and 5.0% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the nine months ended September 30, 2014) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as fees and other revenue.

On September 12, 2014, we completed the previously announced legal sale of our East 86th Street property to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as a retail tenant that generated rental income for us. The gross proceeds associated with the property sale was $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect to lease (“Initial Lease”) the premises for at least 18 months and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we will enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord (which we expect will take approximately three and one-half years). The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments during the quarter in this regard. As of September 30, 2014, the total financing arrangement was $83.4 million, which is net of $1.8 million to be held in escrow for our former tenant and $500,000 to remain in escrow to be released to us six months after the date of sale.

Because the transaction is characterized as a financing rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. Therefore, we will continue to account for the rental income from this retail tenant after such sale and until the tenant’s lease is terminated. Rental income from this retail tenant was approximately $1.5 million for each of the nine month periods ended September 30, 2014 and 2013.

Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended September 30, 2014 and 2013, our monthly average attrition rate was 4.0% and 3.7%, respectively.

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

As of September 30, 2014, 156 of our existing fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities, four managed sites acquired in connection with our Fitcorp acquisition in May 2013 and one managed site added during the fourth quarter of 2013.

Historical Club Count

The following table sets forth the changes in our club count during each of the quarters in 2013, the full-year 2013, as well as the first, second and third quarters of 2014.

	2013					2014
	Q1	Q2	Q3	Q4	Full- Year	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	158	157	162	160	158	160	160	161
New clubs opened	—	—	—	—	—	—	1	—
Acquired clubs	1	5	—	—	6	—	—	—
Clubs closed, relocated or merged	(2)	—	(2)	—	(4)	—	—	(5)

Wholly owned clubs at end of period	157	162	160	160	160	160	161	156

Total clubs operated at end of period (1) (2)	159	164	162	162	162	162	163	158

(1)	Includes wholly-owned and partly-owned clubs. Locations that are managed by us in which we do not have an equity interest are not included in the club count. These managed sites include three managed university locations and four additional managed locations acquired in May 2013 as part of the Fitcorp acquisition as well as one managed location added during the fourth quarter of 2013.
(2)	Excludes one BFX Studio opened in the third quarter of 2014.

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

2013
Three months ended March 31, 2013	(2.4)%
Three months ended June 30, 2013	(1.7)%
Three months ended September 30, 2013	(1.7)%
Three months ended December 31, 2013	(1.3)%
2014
Three months ended March 31, 2014	(4.7)%
Three months ended June 30, 2014	(4.5)%
Three months ended September 30, 2014	(4.5)%

The comparable club revenue declines experienced since 2013 are primarily due to the impact of membership declines. We experienced an overall member loss of 13,000 during 2013 and another 18,000 loss in the nine months ended September 30, 2014. Comparable club revenue decreased 4.5% in the three months ended September 30, 2014 as compared to the same prior-year period.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	39.1	37.1	38.7	37.0
Club operating	41.5	38.7	42.1	37.5
General and administrative	6.9	6.2	6.9	5.9
Depreciation and amortization	10.3	10.7	10.3	10.4
Insurance recovery related to damaged property	—	(0.6)	—	(0.9)
Impairment of fixed assets	—	0.4	1.3	0.2

	97.8	92.5	99.3	90.1

Operating income	2.1	7.5	0.7	9.9
Interest expense	4.0	4.7	4.0	4.5
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)	(0.5)

(Loss) income before provision for corporate income taxes	(1.4)	3.3	(2.8)	5.9

(Benefit) provision for corporate income taxes	(0.6)	1.1	(1.3)	2.2

Net (loss) income	(0.8)%	2.2%	(1.5)%	3.7%

Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$84,377	75.0%	$89,251	76.3%	(5.5)%
Joining fees	2,886	2.6	3,636	3.1	(20.6)

Membership revenue	87,263	77.6	92,887	79.4	(6.1)

Personal training revenue	17,703	15.7	16,402	14.0	7.9
Other ancillary club revenue (1)	5,990	5.3	6,350	5.4	(5.7)

Ancillary club revenue	23,693	21.0	22,752	19.4	4.1
Fees and other revenue (2)	1,565	1.4	1,403	1.2	11.5

Total revenue	$112,521	100.0%	$117,042	100.0%	(3.9)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 3.9% in the three months ended September 30, 2014 compared to the same prior-year period, as a result of lower membership revenue partially offset by higher ancillary club revenue. For the three months ended September 30, 2014 compared to the same prior-year period, revenue decreased approximately $4.9 million at our clubs opened or acquired prior to September 30, 2012 and $759,000 at clubs that closed subsequent to September 30, 2012. These decreases were partially offset by a $1.1 million increase in revenue from our clubs that were opened or acquired subsequent to September 30, 2012.

Membership dues revenue decreased $4.9 million, or 5.5%, in the three months ended September 30, 2014 compared to the same prior-year period primarily due to a 4.6% decline in average memberships.

Joining fees revenue decreased $750,000, or 20.6%, in the three months ended September 30, 2014 compared to the same prior-year period, primarily reflecting a decline in membership sales beginning in 2013. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during the three months ended September 30, 2014 compared to 23 months during the three months ended September 30, 2013. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $1.3 million, or 7.9%, in the three months ended September 30, 2014 compared to the same prior-year period, driven by increased pricing on our multi-session personal training membership products as well as increased interest in those products.

Other ancillary club revenue decreased $360,000, or 5.7% in the three months ended September 30, 2014 compared to the same prior-year period primarily driven by a decline in revenue from our Small Group Training classes and Sports Clubs for Kids programs.

Comparable club revenue decreased 4.5% in the three months ended September 30, 2014 as compared to the same prior-year period. Memberships at our comparable clubs were down 4.6%, the effect of which was partially offset by 0.1% increase in the combined effect of ancillary club revenue, joining fees and other revenue.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2014	2013	% Variance
Payroll and related	$43,994	$43,433	1.3%
Club operating	46,664	45,300	3.0
General and administrative	7,813	7,245	7.8
Depreciation and amortization	11,638	12,549	(7.3)
Insurance recovery related to damaged property	—	(694)	100.0
Impairment of fixed assets	—	439	(100.0)

Operating expenses	$110,109	$108,272	1.7%

Operating expenses for the three months ended September 30, 2014 increased $1.8 million, or 1.7%, compared to the same prior-year period. The total months of club operation decreased 0.2% for the three months ended September 30, 2014 from the same prior-year period. The operating expenses comparison was impacted by $694,000 of insurance proceeds received in 2013 in connection with property damaged by Hurricane Sandy, and $439,000 of fixed asset impairment charge in 2013. Excluding these non-comparable items, operating expenses increased $1.6 million, or 1.5%, primarily due to new club openings as discussed below.

Payroll and related. Payroll and related expenses increased $561,000, or 1.3%, in the three months ended September 30, 2014 compared to the same prior-year period, primarily reflecting increases in employment levels relating to the club opened in 2014, as well as our new BFX Studio. As a percentage of total revenue, payroll and related expenses increased to 39.1% in the three months ended September 30, 2014 from 37.1% in the three months ended September 30, 2013.

Club operating. Club operating expenses increased $1.4 million, or 3.0%, in the three months ended September 30, 2014 compared to the same prior-year period. This increase was principally attributable to the following:

•	Rent and occupancy expenses remained relatively flat in the three months ended September 30, 2014 compared to the prior-year period. During the 2014 period, we closed five underperforming clubs before the lease expiration dates, which resulted in a net occupancy gain of $1.6 million. Offsetting this gain were increases in occupancy costs of $1.0 million related to leases commenced for new and future clubs and BFX Studio units subsequent to September 30, 2013, as well as increases of over $600,000 at our mature clubs.

•	Marketing expenses increased $539,000 in the three months ended September 30, 2014 compared to the same period in the prior year principally due to increased advertising spend related to the conversion of some of our locations to our new high value low price model.

•	Repair and maintenance expenses increased $527,000 in the three months ended September 30, 2014 compared to the same prior-year period, reflecting an increase in overall club maintenance, in particular, repairs of heating, ventilation and air conditioning system.

Principally as a result of the above, as a percentage of total revenue, club operating expenses increased to 41.5% in the three months ended September 30, 2014 from 38.7% in the three months ended September 30, 2013.

General and administrative. General and administrative expenses increased $568,000, or 7.8%, in the three months ended September 30, 2014 compared to the same period last year. As a percentage of total revenue, general and administrative expenses increased to 6.9% in the three months ended September 30, 2014 from 6.2% in the three months ended September 30, 2013. This increase was primarily driven by approximately $550,000 in legal fees and damages related to the Ajilon litigation, and $126,000 in costs associated with closing clubs, which mainly represented legal costs.

Depreciation and amortization. In the three months ended September 30, 2014 compared to the same period last year, depreciation and amortization expense decreased $911,000, or 7.3%, due to a decline in our depreciable fixed asset base.

Impairment of fixed assets. There were no impairment losses in the three months ended September 30, 2014. In the three months ended September 30, 2013, we recorded an impairment loss of $439,000 on fixed assets at one underperforming club.

Interest expense

Interest expense decreased $1.0 million, or 18.2%, in the three months ended September 30, 2014 compared to the same period last year. This decrease in interest expense was primarily due to lower interest rates resulting from the November 15, 2013 refinancing, which were lower by approximately 125 basis points on the non-hedged debt principal and 80 basis points on the hedged debt principal.

(Benefit) Provision for Corporate Income Taxes

We recorded an income tax benefit of $660,000 and an income tax provision of $1.3 million for the three months ended September 30, 2014 and 2013, respectively, reflecting an effective tax rate of 43% and 33%, respectively. We have determined our income tax provision for the three months ended September 30, 2014 on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. The effective tax rates for the three month period ended September 30, 2014 and 2013 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 21% and 5%, respectively. As of September 30, 2014, we had $1.2 million of unrecognized tax benefits. It is reasonably possible that we could realize $1.2 million of unrecognized tax benefits in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$260,571	75.7%	$270,875	76.0%	(3.8)%
Joining fees	9,080	2.7	11,284	3.2	(19.5)

Membership revenue	269,651	78.4	282,159	79.2	(4.4)

Personal training revenue	52,857	15.3	50,447	14.2	4.8
Other ancillary club revenue (1)	17,092	5.0	19,962	5.6	(14.4)

Ancillary club revenue	69,949	20.3	70,409	19.8	(0.7)
Fees and other revenue (2)	4,521	1.3	3,750	1.0	20.6

Total revenue	$344,121	100.0%	$356,318	100.0%	(3.4)%

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids, and racquet sports.
(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased 3.4% in the nine months ended September 30, 2014 compared to the same prior-year period, as a result of decreases in both membership revenue and ancillary club revenue. For the nine months ended September 30, 2014 compared to the same prior-year period, revenue decreased approximately $15.2 million at our clubs opened or acquired prior to September 30, 2012 and $2.1 million at clubs that closed subsequent to September 30, 2012. These decreases were partially offset by a $5.1 million increase in revenue from our clubs that were opened or acquired subsequent to September 30, 2012.

Membership dues revenue decreased $10.3 million, or 3.8%, in the nine months ended September 30, 2014 compared to the same period last year primarily due to a 3.4% decline in memberships.

Joining fees revenue decreased $2.2 million, or 19.5%, in the nine months ended September 30, 2014 compared to the same prior-year period, primarily reflecting a decline in membership sales. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during each of the first three quarters of 2014, versus 25 months, 24 months and 23 months for the three month periods ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively. The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.

Personal training revenue increased $2.4 million, or 4.8%, in the nine months ended September 30, 2014 compared to the same prior-year period, driven by increased pricing on our multi-session personal training membership products as well as increased interest in those products.

Other ancillary club revenue decreased $2.9 million, or 14.4%, in the nine months ended September 30, 2014 compared to the same period last year driven primarily by a decline in revenue from our Sports Clubs for Kids programs and Small Group Training.

Comparable club revenue decreased 4.6% for the nine months ended September 30, 2014 as compared to the same prior-year period. Memberships at our comparable clubs were down 3.4%, the price of our dues and fees were down 0.2%, and the combined effect of ancillary club revenue, joining fees and other revenue were down 1.0%.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	% Variance
Payroll and related	$133,329	$131,986	1.0%
Club operating	144,877	133,616	8.4
General and administrative	23,600	20,985	12.5
Depreciation and amortization	35,289	37,108	(4.9)
Insurance recovery related to damaged property	—	(3,194)	100.0
Impairment of fixed assets	4,513	567	695.9
Impairment of goodwill	137	—	N/A

Operating expenses	$341,745	$321,068	6.4%

Operating expenses for the nine months ended September 30, 2014 increased $20.7 million, or 6.4%, compared to the same prior-year period. The total months of club operation increased 1.2% for the nine months ended September 30, 2014 compared to the same period last year. The operating expenses comparison was impacted by $3.2 million of insurance proceeds received in 2013 in connection with property damaged by Hurricane Sandy, as well as an increased fixed asset impairment charge of $3.9 million in the nine months ended September 30, 2014. Excluding these non-comparable items, operating expenses increased $13.5 million, or 4.2%.

Payroll and related. Payroll and related expenses increased $1.3 million, or 1.0% in the nine months ended September 30, 2014 compared to the same prior-year period, primarily due to merit increases and increases in employment levels relating to the club opened in 2014, as well as our new BFX Studio. As a percentage of total revenue, payroll and related expenses increased to 38.7% in the nine months ended September 30, 2014 from 37.0% in the nine months ended September 30, 2013.

Club operating. Club operating expenses increased $11.3 million, or 8.4% in the nine months ended September 30, 2014 compared to the same prior-year period. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $5.8 million in the nine months ended September 30, 2014 compared to the same period in the prior year. This increase included $3.7 million related to leases that commenced for newly opened and future clubs in 2013 and 2014, including our new BFX Studio units, as well as $2.7 million in increased occupancy expenses at our mature clubs. The current year increase was also driven by a prior-year period net decrease of $798,000 related to three early lease terminations in 2013 and the write-off of the remaining deferred rent at two of those locations. These increases were partially offset by a net occupancy gain of $1.6 million related to clubs closed before the lease termination dates.

•	Utilities expense increased $2.6 million in the nine months ended September 30, 2014 compared to the same period in the prior year principally due to higher energy prices. Energy prices were negatively impacted by the severe cold experienced in our markets during the winter months of 2014.

•	Repair and maintenance expenses increased $1.3 million in the nine months ended September 30, 2014 compared to the same prior-year period, reflecting an increase in overall club maintenance, in particular, repairs of heating, ventilation and air conditioning system.

Principally as a result of the above, as a percentage of total revenue, club operating expenses increased to 42.1% in the nine months ended September 30, 2014 from 37.5% in the nine months ended September 30, 2013.

General and administrative. General and administrative expenses increased $2.6 million, or 12.5% in the nine months ended September 30, 2014 compared to the same prior-year period. As a percentage of total revenue, general and administrative expenses increased to 6.9% in the nine months ended September 30, 2014 from 5.9% in the nine months ended September 30, 2013. This increase was primarily due to increases in licensing fees related to the implementation of our new club operating system of approximately $1.0 million and general liability insurance expense of $580,000. We also experienced increased audit and tax fees of approximately $534,000, fees related to club closures and consulting fees, as well as a damages resulting from a legal judgment of $214,000 in the Ajilon litigation. These increases were partially offset by a decrease reflected the effect of club acquisition related fees from those incurred during the nine months ended September 30, 2013.

Depreciation and amortization. In the nine months ended September 30, 2014 compared to the same period last year, depreciation and amortization expense decreased $1.8 million, or 4.9%, due to a decline in our depreciable fixed asset base and certain fixed asset write-offs in the last half of 2013.

Impairment of fixed assets. For the nine months ended September 30, 2014, we recorded an impairment loss of $4.5 million on fixed assets related to a total of eight clubs, including four underperforming clubs, three clubs which were closed in the third quarter of 2014, and one club we expect to close in the fourth quarter of 2014. During the nine months ended September 30, 2013, we recorded an impairment loss of $567,000 on fixed assets related to two underperforming clubs.

Impairment of goodwill. For the nine months ended September 30, 2014, we recorded an impairment loss of $137,000 on goodwill at one of our outlier clubs as a result of our annual goodwill impairment test as of February 28, 2014. The impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. We did not have goodwill impairment in the nine months ended September 30, 2013.

Interest expense

Interest expense decreased $2.4 million, or 14.6%, in the nine months ended September 30, 2014 compared to the same period last year. This decrease in interest expense was primarily due to lower interest rates resulting from the November 15, 2013 refinancing, which were lower by approximately 125 basis points on the non-hedged debt principal and 80 basis points on the hedged debt principal.

(Benefit) Provision for Corporate Income Taxes

We recorded an income tax benefit of $4.4 million and an income tax provision of $7.8 million for the nine months ended September 30, 2014 and 2013, respectively, reflecting an effective tax rate of 46% and 37%, respectively. We have determined our income tax provision for the nine months ended September 30, 2014 on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. Our effective tax rates for the nine month period ended September 30, 2014 and 2013 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 9% and 5%, respectively. As of September 30, 2014, we had $1.2 million of unrecognized tax benefits. It is reasonably possible that we could realize $1.2 million of unrecognized tax benefits in the next twelve months since the income tax returns may no longer be subject to audit in 2014.

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

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2014 decreased $48.4 million compared to the same period last year. In the nine months ended September 30, 2014, there was a decrease in cash received related to membership dues and joining fees of $12.8 million, and for-pay programs of $1.2 million, all related to lower membership volume in the nine months ended September 30, 2014 compared with the prior-year period. The cash decrease also reflected an increase in cash paid for income taxes of $23.3 million (after utilization of net operating losses and carryforwards) primarily related to the legal sale of the East 86th Street property, which is treated as a financing arrangement for accounting purposes, but recognized as of the date of sale for Federal and State income taxes. In addition, there were increased payments for rent of $5.2 million and utilities of $2.8 million. These cash decreases were partially offset by the decline in cash paid for interest of $2.0 million in the nine months ended September 30, 2014.

Investing Activities. Net cash used in investing activities increased $8.8 million in the nine months ended September 30, 2014 compared to the same prior-year period. The increase is primarily due to the increased activity in the building of new clubs and new BFX Studio locations during the nine months ended September 30, 2014. Investing activities in the nine months ended September 30, 2014 and 2013 both consisted of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment. Investing activities in the nine months ended September 30, 2013 also consisted of $2.9 million of cash paid for the acquisition of clubs and $3.2 million of insurance proceeds received in connection with property damaged by Hurricane Sandy.

For the year ending December 31, 2014, we currently plan to invest $42.0 million to $46.0 million in capital expenditures compared to $33.8 million of capital expenditures in 2013, which included acquisition purchase prices. The 2014 amount includes approximately $17.0 million to $18.0 million related to 2014 and 2015 club openings, including those under our new BFX Studio concept. Total capital expenditures also includes approximately $19.0 million to $21.0 million to continue enhancing or upgrading existing clubs and approximately $3.0 million to $4.0 million principally related to major renovations at clubs with recent lease renewals. We also expect to invest approximately $3.0 million to continue to enhance our management information and communication systems. We expect these capital expenditures to be funded by available cash on hand and the after-tax proceeds from the legal sale of the East 86th Street property. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on our unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with our operating forecast, we do not expect there will be an excess cash flow payment required at that time.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 increased $71.6 million compared to the same period last year. In the nine months ended September 30, 2014, financing activities consisted of $83.4 million in cash proceeds from the sale of the East 86th Street property, partially offset by $3.2 million of real property transfer taxes, broker fees and other costs associated with the property sale. In the nine months ended September 30, 2014, we also made principal payments totaling $2.4 million on the 2013 Term Loan Facility and paid cash dividends to common stockholders of $7.7 million.

In the nine months ended September 30, 2013, we were not required to make the regularly scheduled quarterly principal payments pursuant to our term loan facility as a result of a voluntary prepayment made in August 2012 of $15.0 million. In addition, the second amendment to our credit facility in November 2012 waived the requirement to pay the excess cash flow payment that was due on March 31, 2013. There were no dividends paid in the nine months ended September 30, 2013.

As of September 30, 2014, we had $118.0 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of September 30, 2014 approximately $109.4 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of these financial institutions, we are exposed to any significant credit risk related to cash at this time.

As of September 30, 2014, our total gross consolidated debt was $322.6 million. This substantial amount of debt could have significant consequences, including the following:

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

We and our subsidiaries may from time to time acquire debt under the 2013 Senior Credit Facility in open market transactions, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

2013 Senior Credit Facility

On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5.1 million and will be amortized as interest expense and are included in other assets in the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2014, TSI LLC has made a total of $2.4 million in principal payments on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the commitment. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of September 30, 2014 as our only utilization of the 2013 Revolving Loan Facility at that date was $3.0 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of that date was 4.56:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4:50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to make certain distributions of cash to the Company. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 5 – Building

Financing Arrangement to our consolidated financial statements, we received approximately $43.6 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards), which may be required to be used to prepay our 2013 Senior Credit Facility if we do not reinvest such proceeds in our business within thirty months from the date of sale. The 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds 2.50:1.00; 25% when the total leverage ratio is greater than 2.00:1.00 but less than or equal to 2.50:1.00 and 0% when the total leverage ratio is less than or equal to 2.00:1.00. Our first excess cash flow payment is due in April 2015, if applicable. Based on our unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with our operating forecast, we do not expect there will be an excess cash flow payment required at that time.

As of September 30, 2014, the 2013 Term Loan Facility has a gross principal balance of $322.6 million and a balance of $313.5 million net of unamortized debt discount of $9.1 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of September 30, 2014, the unamortized balance of debt issuance costs of $4.0 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2014 was $42.0 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million.

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

We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. We entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150.0 million when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extended the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap will continue to have a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013.

The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Building Financing Arrangement

On September 12, 2014, we completed the previously announced legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect the Initial Lease of the premises to be at least 18 months and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we will enter into a New Club Lease for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord (which we expect will take approximately three and one-half years). The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments during the quarter in this regard. The proceeds of $83.4 million, which is net of $1.8 million to be held in escrow for our former tenant and $500,000 to remain in escrow to be released to us six months after the date of sale, are included in our cash flow statement for the nine months ended September 30, 2014 as a financing inflow.

As of September 30, 2014, the total financing arrangement was $83.4 million, and accrued interest on financing arrangement was not material at September 30, 2014. Because the transaction is characterized as a financing rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing will be characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though we no longer have legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, we do not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on our balance sheet until any continuing involvement has ceased.

As of September 30, 2014, the net book value of the building and building improvements was $3.4 million and the book value of the land was $986,000. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the term of the Initial Lease of 25 years, which includes the options periods. These fees are recorded in Other assets on the accompanying consolidated balance sheet as of September 30, 2014.

Payments made under the Initial Lease, including rental income related to our tenant in the building that was assigned to the purchaser/landlord, are recognized as interest expense on the underlying financing arrangement. Included in the contractual obligation table below are our future lease commitment of $750,000 per year for the term of the Initial Lease of 25 years, which includes the option periods and will be recorded as interest expense. Rental income related to our former tenant in the building of approximately $2.0 million per year and the amortization of the deferred costs of $126,000 per year as of September 30, 2014 will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).

Contractual Obligations

As of September 30, 2014 our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$322,563	$3,250	$6,500	$6,500	$306,313
Interest payments on long-term debt (2)	92,418	16,089	31,733	28,934	15,662
Operating lease obligations (3)	632,528	90,553	166,191	135,648	240,136

Total contractual obligations	$1,047,509	$109,892	$204,424	$171,082	$562,111

Notes:

(1)	Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). The first excess cash flow payment is due in April 2015, if applicable. This table assumes no payment of excess cash flow in April 2015.
(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of September 30, 2014.
(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results. Amounts include obligations under the Initial Lease related to the Building financing arrangement. Does not include any amounts relating to the New Club Lease. See “Building Financing Arrangement.”
(4)	The table above does not reflect payments related to planned club closures.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital

We had working capital of $69.7 million and $27.8 million at September 30, 2014 and December 31, 2013, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of September 30, 2014, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $36.3 million and $33.9 million at September 30, 2014 and December 31, 2013, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of clubs open and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not offset working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of remaining availability at September 30, 2014, are sufficient to fund our operating, investing and financing requirements for the next twelve months.

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

Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Our long-lived assets are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated considering a combination of market participant approach and a cost approach. Projected cash flows are based on internal budgets and forecasts through the end of each respective lease. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenue. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. See Note 9 — Fixed Asset Impairment to our condensed consolidated financial statements.

In the third quarter of 2014, we tested 28 underperforming clubs and no fixed asset impairment charges were recorded. The 28 clubs tested had an aggregate of $34.7 million of net leasehold improvements and furniture and fixtures remaining as of September 30, 2014. Of the 28 clubs, a total of 25 clubs have now been forecasted under our HVLP model. Under this model, membership at these clubs is offered at a reduced price. To the extent the HVLP model does not meet our expectations, we may record additional impairment charges. In the nine months ended September 30, 2014, we recorded an impairment loss of $4.5 million on fixed assets related to a total of eight clubs, including four underperforming clubs, three clubs which were closed in the third quarter of 2014, and one club we expect to close in the fourth quarter of 2014. During the nine months ended September 30, 2013, we recorded an impairment loss of $567,000 on fixed assets related to two underperforming clubs. The fixed asset impairment loss is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.

Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”) and our three clubs located in Switzerland (“SSC”). The WSC and PSC regions do not have any goodwill as of September 30, 2014. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.

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

The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We will continue to complete interim evaluations of the goodwill by reporting unit if a triggering event exists. We determined a triggering event did not occur as of September 30, 2014.

Deferred Income Taxes. We have net deferred tax assets of $52.1 and $28.4 million as of September 30, 2014 and December 31, 2013, respectively. The state net deferred tax asset balance was $24.1 million and $22.7 million, as of September 30, 2014 and December 31, 2013, respectively. The increase in the deferred tax asset was primarily attributable to the difference between the accounting and tax treatment from the sale of the East 86th Street property described in Note 5 – Building Financing Arrangement to the consolidated financial statements which is includible in taxable income upon closing. This increase is partially offset by the utilization of the federal net operating losses and tax credit carryforwards as well as a portion of the state net operating loss carryforwards as a result of the taxable gain. The related deferred tax asset of $31.3 million is expected to be reversed when the gain related to the sale of the property is recognized in income in the consolidated statement of operations. Quarterly, we assess the weight of all positive and negative evidence to determine whether the net deferred tax asset is realizable. We forecast a loss for the full year but expect to be in a three year cumulative income position as of December 31, 2014. We are in a three year cumulative income position as of September 30, 2014. In addition, we currently project future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse.

During the three months ended September 30, 2014, we realized all federal net operating loss and tax credit carryforwards as well as a portion of the state net operating loss carryforwards. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because we expect the captive insurance company to be discontinued beginning in 2015, the assessment of the realizability of the state deferred tax assets is consistent with the federal tax analysis above. We believe the remaining state net operating loss carryforwards will be realized within the available carryforward period, except for a small state net operating loss carryforward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that, with the exception of net operating loss carry-forward in Rhode Island, it is more likely than not that the deferred tax assets will be realized.

Our deferred tax asset realization assessment considers future income which considers the execution of our business plans and other expectations about future outcomes and is based on certain assumptions. These assumptions require significant judgment about the forecast of future income and are consistent with the plans and estimates we are using to manage our business. If actual results do not meet our forecasts or there are changes to future business results, a valuation allowance against the deferred tax assets may be required in a future reporting period which could have a material impact on our financial position or results of operation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, HVLP conversions, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our debt is impacted by fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.

Borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of September 30, 2014, we had $322.6 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of September 30, 2014, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $111,000.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness Previously Identified: We previously reported a material weakness in internal control over journal entries in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Remediation Efforts on Previously Identified Material Weakness: Prior to the end of the first quarter of 2014, we re-assessed and revised our control activities to address the material weakness in our internal control over financial reporting related to journal entries; specifically that certain accounting personnel had system access to both create and post journal entries to substantially all of the key accounts as of December 31, 2013 which were not subject to an independent review process.

For the nine months ended September 30, 2014, we implemented a control to review all journal entries created and posted in our accounting and financial reporting system, to determine which, if any, entries were created and posted by a single individual. In the event that a single individual created and posted a journal entry, the details of the entry are independently reviewed and approved timely by management to ensure completeness, accuracy and validity of the entry.

Management has tested this control and found it to be designed and operating effectively and has concluded as of September 30, 2014, this material weakness has been remediated.

Changes in Internal Control over Financial Reporting: Other than the changes noted above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2.9 million. Following a jury trial, a jury verdict was rendered on January 28, 2013, that awarded TSI, LLC damages against Ajilon in the amount of approximately $3.3 million, plus interest, and also awarded Ajilon damages against TSI, LLC in the amount of approximately $214,000, plus interest. After the trial court granted Ajilon’s motion to set aside the part of the jury verdict that had rejected the bulk of Ajilon’s counterclaim, the trial court increased the award of damages against TSI, LLC from approximately $214,000 to approximately $2.9 million, plus interest. This resulted in a net amount owed to TSI, LLC in the amount of approximately $400,000, plus interest. Both TSI and Ajilon filed a notice of appeal. On December 3, 2013, the appellate court reversed the trial court’s grant of Ajilon’s motion to set aside the jury verdict, vacated the damages award in favor of Ajilon, upheld the jury verdict that Ajilon had breached the contract and remanded to the trial court for a new trial on the damages to which TSI is entitled by reason of that breach. On September 2, 2014, the trial court re-instated the damages award of $214,000, plus interest, to Ajilon; TSI, LLC has filed a notice of appeal from that decision. The trial court has scheduled a new trial on TSI, LLC’s damages for the week of November 17, 2014.

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

On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery is December 31, 2014 and the deadline for a class certification motion is March 2, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.

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

DATE: November 10, 2014

	By:	/s/ Carolyn Spatafora
Carolyn Spatafora
Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on September 17, 2014).

10.1	Third Amendment to Agreement of Sale, dated July 7, 2014, between Town Sports International, LLC and Monty Two East 86th Street Associates, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase