Form 10-K
period 2014-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2015-02-27
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

☐	Transition Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from
Commission file number: 001-36803
Town Sports International Holdings, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0640002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 PENN PLAZA — 4TH FLOOR NEW YORK, NEW YORK	10001 (Zip code)
(Address of principal executive offices)
(212) 246-6700
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
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

Large accelerated filer	Accelerated filer ☑	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 27, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $124.0 million

(computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.
As of February 19, 2015, there were 24,358,013 shares of Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed not later than April 30, 2015, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, High Value Low Price (“HVLP”) conversions, our strategic review process, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission (“SEC”). You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our HVLP strategy, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
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
General
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and one of the largest fitness club owners and operators in the U.S. As of December 31, 2014, the Company, through its subsidiaries, operated 158 fitness clubs ("Clubs") under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). As of December 31, 2014, these clubs collectively served approximately 484,000 members. We owned and operated a total of 107 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2014, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 30 clubs in the Boston region under our “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2014. In addition, we owned and operated three clubs in Switzerland as of December 31, 2014. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. For many years, our target market was focused on the population that has annual income levels of between $50,000 and $150,000, or the "mid-value" segment of the market. In 2014, we began to expand our target market to include members that prefer a lower cost membership, and have introduced a new pricing strategy to most of our clubs called High Value Low Price ("HVLP"). Monthly dues at these clubs are offered at a reduced price and advertising cost is increased. The HVLP strategy offers the same current level of service and amenities but at a lower price point giving us an opportunity to recapture market share and compete against low cost gyms that have opened in our markets. We will offer only the Passport Membership at approximately 25 of our clubs. We believe our offerings are more compelling than other low cost operators because we include exciting group exercise classes, top of the line equipment, pools and courts with price of membership, when available. We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
Traditionally, we have offered three principal types of memberships in our clubs, “Passport,” which offers access to all clubs at all times, “Core,” which offers access to a single home club at all times, and “Restricted” memberships, which is a favorably priced, restricted month-to-month membership offering access to a single home club during all operating hours except certain peak hours Monday through Thursday, otherwise a usage fee applies. We are in the process of introducing the HVLP strategy to most of our clubs, where certain membership types currently being offered will be discontinued and converted to new membership types, and our new offerings will be at a discounted price principally under month-to-month membership plans. All membership types are described in further detail in the Sales discussion that follows.
Over our 41-year history since 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 21,000 square feet, while our multi-recreational clubs average approximately 37,000 square feet. The aggregate average size of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.
As the fitness industry continues to see a rise in popularity of private studio offerings, we have used our extensive industry experience to offer our own private studio brand, BFX Studio. In 2014, we introduced our first BFX Studio with a soft opening in July and a grand opening in September. We currently plan to open three additional BFX Studio units in 2015. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for a variety of specialty group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our Clubs.
In February 2015, our Board of Directors announced that it is evaluating strategic alternatives, including a possible sale of the Company, and has retained Deutsche Bank Securities, Inc. to assist it in such process. The Company also announced the promotion of Daniel Gallagher to Chief Executive Officer and President from the position of President and Chief Operating Officer and the transition of Robert Giardina from Chief Executive Officer to the position of Executive Chairman.
Reportable Segments
During the fourth quarter of 2014, we began managing and reporting operating results through two reportable segments: Clubs and BFX Studio. The Clubs segment comprised clubs under the NYSC, BSC, PSC and WSC brand names, and the clubs we own in Switzerland. BFX Studio is our private studio brand that was introduced in 2014 and is reported as a separate reportable segment as it does not meet the aggregation criteria to be aggregated with our fitness clubs. Previously, we had managed and reported operating results through one reportable segment. We reflect these segments for all the historical periods presented. For certain financial information relating to our segments, see Note 19 to our consolidated financial statements.
Industry Overview
According to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”), total U.S. fitness club industry revenues increased at a compound annual growth rate of 3.5% from $19.5 billion in 2009 to $22.4 billion in 2013, with a 2.8% increase from 2012 to 2013. According to IHRSA, participation in health clubs has been growing steadily with total U.S. fitness club memberships increasing at a compound annual growth rate of 4.0% from 45.3 million in 2009 to an all time high of 52.9 million in 2013, with a 5.4% increase from 2012 to 2013. Currently, approximately 18% of the total U.S. population belongs to a health club, leaving room for possible substantial growth in the industry and indicating a significant opportunity to convert these non-members to members. In 2013, health club members visited clubs at an all time high of 103 days on average, up 4% from 99 days in 2012. According to the IHRSA, the fitness industry is witnessing a shift in the exercise and preference of health club members. The club landscape now extends beyond the traditional, full-service fitness centers as studio concepts including bootcamp, high intensity interval training, group cycling, barre, Pilates, yoga, boxing, and sports-specific training, also shape the market in a more pronounced way.

According to the IHRSA, demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The average age of a health club member in 2013 was 40 years old and more than one-fourth of health club members were between the ages of 18 and 34 years old. The greatest membership growth in the past few years has been in the under-18 age group, which has grown 67.4% from 2009 to 2013 and in the over-55 age group, where membership grew 20.4% from 2009 to 2013. These two age groups made up approximately 39% of total U.S. health club members in 2013. The industry has benefited from the “millennials”, and aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness.

According to the Centers for Disease Control and Prevention, during the past 20 years, there has been a dramatic increase in obesity in the U.S. and rates remain high. State prevalence of obesity continues to remain high across the country in 2013, with no state with a prevalence of obesity less than 20.0%. In 2013, 43 states had a prevalence of 25% or more and 20 of these states had a prevalence of 30% or more. As healthcare costs continue to rise in the U.S., some of the focus on combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs for treating obesity related sicknesses.

As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.
Competitive Strengths
We believe the following competitive strengths are instrumental to our success:
Strong market position with leading brands. Based on number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. We are the largest fitness club owner and operator in our New York and Boston regions. We are also the third largest in our Washington region and second largest in our Philadelphia region. Our strong real estate presence in the metropolitan regions enhances convenience to our members. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.
Regional clustering strategy provides significant benefits to members and corporations.   By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 237,000, or 65%, of our members currently have a Passport Membership, including our corporate and group Passport Memberships, and because these memberships offer enhanced privileges and greater convenience, they typically generate higher monthly dues than our single club memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2014, 43% of all club usage was by members visiting clubs other than their home clubs.
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

Expertise of senior management. We believe that our senior management’s industry expertise, particularly that of our Chief Executive Officer, Daniel Gallagher, and our former Chief Executive Officer and now Executive Chairman, Robert Giardina, provides us with a competitive strength. Mr. Gallagher joined the Company in February of 1999 as Vice President of Finance and served as the Company’s Chief Financial Officer from 2008 to 2013. Mr. Gallagher was promoted to President and Chief Operating Officer in January 2014 and Chief Executive Officer and President in February 2015. Prior to joining the Company, Mr. Gallagher’s experience included management roles at large public accounting firms including Coopers & Lybrand and PricewaterhouseCoopers. Mr. Giardina has extensive knowledge of the fitness industry and over 30 years of experience with the Company. Mr. Giardina originally joined the Company in 1981 and served as President and Chief Operating Officer from 1992 to 2001, and as Chief Executive Officer from 2002 through 2007. Mr. Giardina was appointed President and Chief Executive Officer from 2010 to 2013, and as Chief Executive Officer through February 2015. Mr. Giardina now serves as Executive Chairman. We believe that Mr. Gallagher and Mr. Giardina, as well as the other members of our senior executive team are highly talented and innovative executives who have extensive retail and multi-unit experience, strong strategic skills and leadership capabilities to lead the Company and execute its strategies.
Business Strategy
In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:
High Value Low Price strategy. In 2014, we began to expand our target market to include members that prefer a lower cost membership, and have introduced a new pricing strategy to most of our clubs called HVLP. Monthly dues at these clubs are offered at a reduced price and advertising cost is increased. The HVLP strategy offers the same current level of service and amenities but at a lower price point giving us an opportunity to recapture market share and compete against low cost gyms that have opened in our markets. We will offer only the Passport Membership at approximately 25 of our clubs. We believe our offerings are more compelling than other low cost operators because we include exciting group exercise classes, top of the line equipment, pools and courts with price of membership, when available.
The sales process has been greatly simplified at the clubs operating under the HVLP strategy. All club employees have the ability to sell a membership, however the majority of memberships are sold by a membership consultant. Prior to introducing the HVLP pricing strategy, the Company offered Passport Membership, Core Membership, Gold Membership and Restricted Membership. The HVLP strategy introduces the Premier Membership, which is a month-to-month plan offering the same level of quality service currently offered under the Core Membership, but at a significantly reduced rate and higher joining fees. The Premier Membership allows members unlimited use of a single "home club" with access to use other non-home clubs for an additional usage fee. The Passport Membership continues to offer the same current level of service and amenities, which allows members to use any club at any time. In the HVLP strategy, the Core Membership, Gold Membership and Restricted Membership will no longer be offered and will be converted to either Passport Membership or Premier Membership as described below.
As of December 31, 2014, 71 clubs were under this new pricing strategy with the majority of clubs adopting this strategy in the fourth quarter of 2014. We expect most of our clubs to adopt the HVLP strategy by May 31, 2015, with approximately 25 clubs offering only Passport Memberships. The HVLP clubs are expected to experience earnings pressure in the near-term related to existing members opting for lower dues as well as new members enrolling at lower rates. However, we believe this strategy will improve results and increase market share for our brands in the long-run from the increased membership sales volume.
BFX Studio concept. We have used our extensive industry experience to offer our own private studio brand, BFX Studio. In 2014, we introduced our first BFX Studio with a soft opening in July and a grand opening in September. We currently plan to open three additional BFX Studio units in 2015. This three-product luxury studio brand takes advantage of the rise in consumer demand for studio experiences. Our BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. Each BFX Studio is approximately 9,000 to 12,000 square feet.
Grow ancillary and other non-membership revenues.   We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members. Over the past five years, we have expanded the range of ancillary club services provided to members. Non-membership revenues have increased from $90.3 million, or 19.5% of revenues for the year ended December 31, 2010, to $98.6 million, or 21.7% of revenues for the year ended December 31, 2014. Personal training revenue, in particular, increased 15.5% over this five-year period and increased as a percentage of total revenue from 13.2% in 2010 to 15.5% in 2014. Our long-term goal is to generate approximately 20% of revenue from personal training. We offer a multi-session personal training membership product and fee-based class offerings to generate additional revenue. The fee-based class offerings include our Ultimate Fitness Experience (“UXF”) class and our fee-based Small Group Training programs. The Small Group Training programs include offerings such as Pilates Reformer Technique,

Total Body Resistance Exercise (“TRX”) and Kettlebells, and our Signature Classes which include VBarre and Pilates Tower. We also offer Sports Clubs for Kids programs at select clubs. In 2015, we plan to remain focused on increasing our ancillary programs with continued improvements in training and hiring and building on ancillary programs such as our personal training membership product. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.
Build and acquire new clubs.   We plan to expand our club base through both designing and building clubs and through selective acquisitions. During 2014, we opened four clubs and one BFX Studio unit. We also plan to open one NYSC and three BFX Studio units in 2015. We expect to fund our club expansion with cash on hand or through internally generated cash flows and, if needed, we can utilize borrowings under our revolving credit facility.
Retain members by focusing on the member experience.   Our Company’s mission is “Improving Lives Through Exercise.” We enact our mission through our “Ten Essentials,” which provide a clear road map for how we want our clubs to look and how we want to serve our members. This is the core of our member experience strategy and allows us to crystallize how we engage our staff to deliver a superior member experience. We tailor the hours of each club to the needs of the specific member demographic utilizing each club and offer a variety of ancillary services, including personal training, group classes, Small Group Training, Sports Clubs for Kids programs, and the XpressLine strength workout which is an eight-station total-body circuit workout designed to be used in 22 minutes and accommodates all fitness levels. We offer a variety of different sports facilities in each regional cluster of clubs; modern, varied and well-maintained exercise and fitness equipment; and an assortment of additional amenities including access to babysitting, sports massage and pro-shops. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; and continually increasing our attention to individual member needs, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership. To better measure the member experience, we utilize member surveys and website feedback to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall.
Provide state-of-the-art fitness equipment and services.   We help educate our members to best practices in their pursuit of fitness, wellness and healthy lifestyles and each of our clubs has a large array of cardiovascular machines, resistance training equipment, free weights and functional training zones. To further enhance the member experience we have developed a proprietary training tool called FitMap which guides members and our fitness team through safe exercise progressions for all age groups and active lifestyles. Exercise equipment is positioned to allow for easy movement from machine to machine, facilitating a convenient and efficient workout. Equipment in these areas is generally arranged in long parallel rows that are labeled by muscle group, which allows members to conveniently customize their exercise programs and reduce downtime during their workouts. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment which accommodate individual preferences and viewing, and many cardio machines now include embedded technology that offers both entertainment and tracking features that record workout results and communicate with many mobile technologies. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We further offer a large variety of group fitness classes at each club and these classes generally are at no additional cost to our members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes.
In addition, as part of our efforts to provide state-of-the-art fitness equipment and services, our club formats are flexible and can easily adapt and respond to the changing demands of our customers. This flexibility allows us to compete against private studios with unique specialty offerings by adapting the space and formats in our own clubs to match the offerings provided by these private studios. In 2014, we completed the roll-out of our UXF training zone to the majority of our existing club base, with a total of 151 clubs including this zone at December 31, 2014. The UXF training zone is a training area within the club that features an array of innovative equipment designed to maximize the member’s workout. The UXF training zone is approximately 600 to 800 square feet with AstroTurf flooring, a TRX suspension training frame and a variety of functional training equipment including Kettle Bells, Battling Ropes and Power Sleds. The UXF training zone is open to members for free self guided workouts and UXF fee-based workout programs. The UXF training zone is also used by our personal trainers for their personal training sessions with our members.
Marketing
Our marketing campaign, which we believe has increased awareness of our brand names, is directed by our marketing department. In 2014, we increased marketing spend to introduce the HVLP strategy to most of our clubs. Our marketing campaign for the HVLP clubs typically features a price/value message and uses a high-visibility approach within close proximity of the club. Our marketing team develops advertising strategies to convey each of our regionally branded networks as the premier network of fitness clubs in its region. Our marketing team’s goal is to focus on growing our membership base, achieving broad awareness of our regional brand names and be “top of mind”. We are organized to enable close collaboration between our marketing, sales, fitness and operations staff, which helps to align efforts around operational objectives and new product development while ensuring a primary focus on the member experience.
Brand awareness and preference is aided by a number of factors, including visibility of multiple retail locations and associated signage across each region, word-of-mouth recognition and referrals generated by our membership base of approximately 484,000 as of December 31, 2014, a 41-year operating history and continual advertising investment. All of these factors provide a strong foundation for our ongoing marketing and advertising efforts.
Our regional concentration and clustering strategy creates economies of scale in our marketing and advertising investments which increase their overall efficiency and effectiveness. Clustering enables broader reach and higher frequency for regional advertising campaigns that typically include a mix of traditional media including radio, newspapers, magazines, television and outdoor advertising, which includes banners, billboards, transit and mall advertising. Geo-targeted and behaviorally targeted digital and social media, such as paid search, email blasts, online banners and video, as well as other emerging new media vehicles are also utilized. These broader market efforts are bolstered by local marketing plans and tactics, which include direct mail, local sponsorships and co-promotions, as well as community relations and outreach and street-level lead generation activities. Optimization of marketing mix through measurement and modeling of the effectiveness of various media investments and formats continues to be a priority.
 Our advertising and marketing message is designed to build our brand while creating an approachable personality that is attractive to prospective members and allows them to feel comfortable with our brand. In contrast to most health club advertising, we generally forego depicting images of hard bodies, facilities and gym equipment. Advertisements generally feature current events and trending stories to communicate the serious approach we take toward fitness in a light-hearted way. We believe this approach is easily communicated and understood and makes our product more approachable for all consumers regardless of their health club experience.
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
We engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities. We have been featured in national broadcast channels and television shows, such as Fox & Friends, CNBC, Fox News, Fox Sports, ABC News, ESPN and Dr. Oz Show; and major newspapers and magazines, such as USA Today, Boston Globe, Fitness, Self, Shape, New York Magazine, Family Circle, Glamour, Details, Adweek, and Men’s Fitness.
 Our philosophy of giving back to our communities includes sponsoring company-wide and local charitable efforts. Our club management teams and staff are also encouraged to organize and engage in charitable activities. These events have benefited organizations such as the HealthCorps, ALS Therapy Development Institute, Muscular Dystrophy Association, American Cancer Society, Susan G. Komen Race for the Cure, Wounded Warrior Project, No Kid Hungry, as well as many smaller local and specific charities such as: Boston Children’s Hospital, Josephine’s Garden for Pediatric Cancer, North Rockland Soccer Association, The Theatre Offensive of Boston and Verrazano Babe Ruth League.
Sales
We sell our memberships through four channels: direct sales at the club level; through corporate and group sales; through our online website; and through our call center which we introduced in September 2010 principally to reach out to former members and to handle specific campaigns. We are constantly reviewing other possible opportunities to sell memberships through the call center. We employ approximately 450 “in-club” membership sales consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has either two or three membership sales consultants. These consultants report directly to the club general manager, who, in turn, reports to a business director. Additional incentive-based compensation represents a majority of the compensation for the membership sales consultants. Membership sales consultants must successfully complete an in-house four week training program through which they learn our sales strategy and gain valuable hands-on experience. In our New York and Boston regions, this training primarily occurs in our two sales academies. All membership sales consultants hired and working within these regions attend these training centers where a full time sales training manager is available to them. These academies are hosted within “working clubs” and the membership sales consultants all have the opportunity to learn and experience the entire sales process (from prospecting to after care) and product knowledge in what we consider a live but supervised environment. There are assessments throughout the training and the membership sales consultants must pass the course prior to being selected and placed in a club. Both the in-house/in-club and sales academy training allows us to achieve consistency in our selling process. Successful completion of our training program allows each membership sales consultant to be consistently trained and exit the training program with a high level of brand standard selling skills, which will assist them in achieving their targeted sales objectives. Through our corporate and group sales approach we concentrate on building long-term relationships with local and regional companies and other large groups. As a means of continuing to grow our corporate and group sales, we launched the Fitcorp Private Fitness Center in June 2013 as part of the Fitcorp acquisition in May 2013. The Fitcorp Private Fitness Center is responsible for managing private fitness centers for both large and small corporations, colleges and universities, and private clubs. These managed sites include three managed university locations, and seven managed sites, including four managed sites acquired in connection with our Fitcorp acquisition.
We also sell individual memberships online at www.mysportsclubs.com for our standard membership types and the website also enables us to sell memberships for pre-established corporate and group programs. The website also allows our members to give us direct feedback about our service levels and enables prospective members to sign up for our popular one-week trial membership. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership sales consultant to make their decision. In addition, selling online significantly reduces our cost of sale. Members who joined online accounted for approximately 1.5% of memberships sold in 2014. The web site also provides information about club locations, program offerings, exercise class schedules and sales promotions. Job seekers can also begin the employment application process through the site and investors can access financial information and resources.
We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2014, we currently offer the following types of memberships at our Clubs:

•
The Premier Membership is offered at our HVLP clubs and is a month-to-month plan offering the same level of quality service currently offered under the Core Membership, but at a significantly reduced rate. The Premier Membership allows members unlimited use of a single "home club". Premier members can also elect to pay a per visit fee of $12.95 to use non-home clubs.The current list price of a Premier Membership generally ranges from $9.95 to $39.95 per month with joining fees ranging from $0 to $250 and an annual fee to be paid on each anniversary date of enrollment of $40 to $50.

•
The Passport Membership is our higher priced membership and entitles members to use any of our clubs in any region at any time and our Regional Passport Membership, offered in our WSC and PSC regions, entitles members to use any of our clubs within one region. These membership plans provide the convenience of having fitness clubs near a member’s workplace and home. The current list price of commit Regional Passport and Passport Memberships generally ranges from $69.99 per month to $99.99 per month, excluding passport restricted members, corporate and group members and premium memberships available at a very limited number of clubs. Our corporate and group memberships are sold as Passport Memberships and averaged approximately $70 per month for those sold in the year ended December 31, 2014. In addition, we have a Passport Premium Membership at two select clubs, which includes a greater array of member services and facilities, with list prices currently ranging from $105.99 per month to $115.99 per month. Further, our Boston Racquet Club offers a higher level Premium Membership with pricing ranging from $135.00 to $199.00 per month. Joining fees under the Passport Membership range from $50 to $150. The Passport Membership also includes an annual fee of $50 to be paid on each anniversary date of enrollment.

We expect most of our clubs to be converted to the HVLP pricing strategy by May 31, 2015, with approximately 25 clubs offering only Passport Memberships. The conversion of clubs to HVLP discontinues the currently existing membership types described below including the Core Membership, the Restricted Membership and the Gold Membership. The Passport Membership continues to offer the same current level of service and amenities under a month-to-month plan, which allows members to use any club at any time. These memberships continue to be offered at those clubs that have not yet been converted.

•
The Core Membership enables members to use a specific club at any time. The current list price of a commit Core membership generally ranges from $39.99 per month to $89.99 per month based on club specific facilities and services, the market area of enrollment and length of the membership contract. Core members can also elect to pay a per visit fee of $12.95 to use non-home clubs. Core members existing at the time of HVLP adoption will convert to a Passport Membership.

•
The Restricted Membership is a favorably-priced, restricted-use month-to-month only membership held primarily by students and teachers. Usage fees of $12.95 per visit are applied if a restricted member chooses to use a club during certain peak hours, Monday through Thursday. The Restricted Membership is currently listed from $19.99 per month to $39.99 per month. Additional groups may also be offered a restricted membership at times through our call center. Restricted members existing at the time of HVLP adoption will convert to a Premier Membership.

•
Prior to November 1, 2010, we also offered The Gold Membership. This membership enables members to use a specific club at any time and any of our clubs during off-peak times. Gold members can elect to pay a per visit fee of $12.95 to use non-home clubs during peak hours. Gold members existing at the time of HVLP adoption will convert to a Passport Membership.
We offer both “month-to-month” and “commit” membership options. A member may cancel a month-to-month membership at any time with 30-days notice. Under the commit model, new members commit to a one year membership. In 2014 and 2013, 77% and 90%, respectively, of our newly enrolled members opted for a commit membership. The decrease in commit membership in 2014 was primarily due to the HVLP conversion, which reflected an increased number of members joining the new month-to-month Premier Membership. As of December 31, 2014, approximately 54% of our members had originated under a month-to-month non-commit membership and 46% had originated under a commit membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2014, approximately 85% of our total members were on a month-to-month basis.
Prior to the implementation of our rate lock guarantee and maintenance fee in May 2011, we increased our existing member dues annually by between 1% and 3% on average, in line with increases in the cost of living. In May 2011, we implemented a combined rate lock guarantee and maintenance fee to which all members agree at the time of enrollment. This fee, which is currently $39.99, is collected annually in January and is recognized in membership revenue over the subsequent 12 month period following collection. In January 2014 and January 2013, we collected approximately $9.0 million and $7.0 million, respectively, related to this new fee. The HVLP memberships also charge an annual fee beginning on the first day of membership and on each annual anniversary date thereafter. In 2014, membership dues increases were applied to approximately 25% of our membership base (for those members joining prior to the May 2011 rate lock guarantee) resulting in an overall dues increase of approximately less than 3% on these members.
In joining a club, a new member signs a membership agreement that typically obligates the member to pay one-time joining fees, an annual rate lock guarantee and maintenance fee, and monthly dues on an ongoing basis. Joining fees collected for new monthly electronic funds transfer, or EFT, members averaged approximately $65, $59 and $57 per member for the years ended December 31, 2014, 2013 and 2012, respectively. Joining fees related to the Premier Membership are generally higher than those charged previously under the Core Membership. Joining fees under the Premier membership averaged approximately $100 compared to $60 for non-HVLP clubs in the fourth quarter of 2014. Monthly EFT of individual membership dues on a per-member basis, including the effect of promotions and memberships with reduced dues, averaged approximately $59 per month for both the years ended December 31, 2014 and 2013, and $58 per month for the year ended December 31, 2012. Currently, approximately 98% of our members pay their membership dues through EFT, with EFT membership revenue constituting approximately 73.1% of total consolidated revenue for the year ended December 31, 2014. Substantially all other membership dues are paid in full in advance. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. During the first week of each month, we receive the EFT dues for that month after the payments are initiated by a third-party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house account services department.
Usage
Our suburban clubs are generally open 5:00 AM to 10:00 PM on weekdays and 7:00 AM to 7:00 PM on weekends, while our urban clubs are generally open 5:30 AM to 11:00 PM on weekdays and 8:00 AM to 9:00 PM on weekends. Our total club usage, based on the number of member visits, was 28.7 million and 29.1 million member visits for the years ended December 31, 2014 and 2013, respectively. In the year ended December 31, 2014, approximately 43% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our memberships plans allow for club members to elect to pay a per visit fee of $12.95 to use non-home clubs, subject to peak and non-peak hourly restrictions depending on the membership type. In the aggregate, approximately $2.2 million and $2.1 million of usage fees were generated in 2014 and 2013, respectively, and are reported in membership dues in our consolidated statements of operations.

Non-Membership Revenue
The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2010 through 2014.

	For the Years Ended December 31, ($ in thousands)
	2014	%	2013	%	2012	%	2011	%	2010	%
Total revenue	$453,842	100.0%	$470,225	100.0%	$478,981	100.0%	$466,941	100.0%	$462,387	100.0%
Non-Membership Revenue:
Personal training revenue(1)	70,338	15.5%	66,367	14.1%	65,641	13.7%	62,394	13.4%	60,875	13.2%
Other ancillary club revenue(2)	22,304	4.9%	24,720	5.3%	29,897	6.3%	28,297	6.1%	24,684	5.3%
Fees and Other revenue(3)	5,971	1.3%	5,985	1.3%	5,804	1.2%	4,890	1.0%	4,761	1.0%
Total non-membership revenue	$98,613	21.7%	$97,072	20.7%	$101,342	21.2%	$95,581	20.5%	$90,320	19.5%

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
Approximately 66% of our existing clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 21,000 square feet. Our multi-recreational clubs generally range in size from 20,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 37,000 square feet. We are in the process of introducing the new HVLP pricing strategy to most of our clubs. We expect this pricing strategy to drive membership with our reduced price point and increased advertising. Also, we introduced our first BFX Studio in 2014, with a soft opening in July and a grand opening in September. We currently plan to open three additional BFX Studio units in 2015. The BFX Studio generally ranges from 9,000 to 12,000 square feet and consist of three spaces including a cycling studio, group exercise studio and a personal training area.
Our existing club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past five years from January 1, 2010 to December 31, 2014, we constructed six new clubs and one BFX Studio unit and acquired six clubs, while closing or relocating 15 clubs. Currently, 55 of our clubs, or approximately 35% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2014, we constructed and opened four clubs and one BFX Studio unit, and closed eight clubs, ending the year with 158 total clubs under operation. This compares to six club acquisitions and four club closings during the year ended December 31, 2013. In both 2014 and 2013, we also upgraded certain existing clubs and plan to continue to do so in 2015.
To identify potential new club opportunities, we engage in detailed trade area analyses and selection processes. Target areas are identified based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. As part of our club growth strategy we also evaluate potential targeted acquisitions of both single club and multiple club operators in our core markets that would complement our existing club network. In addition, we evaluate growth opportunities in secondary markets located near our existing markets. In the future, we may explore expansion opportunities in other markets in the U.S. that share similar demographic characteristics to those in which we currently operate. We currently have two signed leases in place for club openings in New York and three signed leases in place for BFX Studio units in Boston and New York.
Our facilities include a mix of state-of-the-art cardiovascular and strength equipment from some of the best manufacturers including Life Fitness, Technogym, Nautilus, Cybex®, Precor®, Star Trac®, Hammer®, Woodway® and Octane®. At many locations, additional amenities are also offered, including swimming pools, racquet and basketball courts, UXF functional training zones, babysitting services, and pro-shops. Personal training services are offered at all locations for an additional charge. In addition, in our continuing efforts to provide our members with the best tools and equipment to take advantage of the latest exercise techniques, in 2014 we revised our proprietary TSI FitMap training protocol which guides our members through safe and effective exercise progressions. Our fee-based programs offered at many of our clubs, include personal training, Small Group Training, children’s programs, and other signature classes targeting adult members such as VBarre and Pilates Tower. We also offer our Xpressline strength workout at all of our clubs which is provided for free to our members. Xpressline is an eight-station total-body circuit workout designed to be used in 22 minutes and to accommodate all fitness levels.
In 2014, we completed the roll-out of our UXF training zone to the majority of our existing club base, with a total of 151 clubs including this zone at December 31, 2014. The UXF training zone is a training area within the club that features an array of innovative equipment designed to maximize the member’s workout. The UXF training zone is approximately 600 to 800 square feet with AstroTurf flooring, a TRX suspension training frame and a variety of functional training equipment including Kettle Bells, Battling Ropes and Power Sleds. The UXF training zone is open to members for free self guided workouts and UXF fee-based workout programs. The UXF training zone is also used by our personal trainers for their personal training sessions with our members.

Our clubs also feature personal entertainment units. The units are typically mounted on or near individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout. Recently most manufacturers are including embedded screens on their newest cardio fitness equipment which offer enhancements to both on-demand entertainment along with workout data tracking and connectivity to most mobile technologies.
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
Driving excellence in fitness and ancillary programming is critical to our success. Members receive an introductory one-hour assessment session with a fitness manager who helps to develop a customized routine that supports the member’s fitness goals. This initial assessment session includes a 30-minute workout evaluation, blood pressure and heart rate measurement, body composition analysis, cardio, strength and endurance testing, and movement screening. Members who elect to receive personal training can benefit from one-on-one coaching and guidance, with refreshed programs that evolve as the members achieve their fitness goals. All of our fitness clubs offer our personal training membership products where members can select from a package of one to 16 personal training sessions per month. These sessions must be used in each respective month they are issued. Members who purchase this product commit to a three month period. Members can also purchase prepaid single sessions or multi-session packages which are sold at a premium to the personal training membership product. The personal training membership product provides members with a certified personal trainer who works with the member to create an individualized goal-based program. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. We believe that members who participate in personal training programs typically have a longer membership life.

Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including dance, cycling, strength conditioning, boxing, yoga, Pilates and step classes. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings to our members, which are fee-based programs that have smaller groups, with a maximum of four to eight members per class, and provide more focused and typically more advanced classes. Our fee-based offerings also include UXF classes, as well as our signature classes, including VBarre and Power Pilates Tower.
In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2014, Sports Clubs for Kids was being offered in 36 locations throughout our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.
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
Centralized Information Systems
We recognize the value of enhancing and extending the uses of information technology (“IT”) in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive program to replace or upgrade key systems and to optimize their performance.
In 2014, we continued our program to replace our proprietary, internally developed Club Management system that is used to process new memberships, bill members, check-in members and to track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member with a new third-party developed software system. As of December 31, 2014, all of our clubs were running on the new platform for club related activities with 71 clubs also processing new membership sales on the new platform. The remaining clubs are still processing membership sales under the legacy Club Management system but all clubs are expected to complete the conversion to the new system in the first half of 2015.

In 2014, we introduced a new technology package in support of the BFX Studio brand. This new system leveraged the platform chosen for the existing TSI brands and new features and functionality were developed in support of the BFX Studio brand goals. Large self service check in kiosks allow clients to manage their arrival process at the studio, freeing up our team members to assist the clients instead of working behind a desk. A fully automated loyalty program identifies our most engaged clients and gives them additional value-added privileges to incentivize continued and increased participation. The BFXStudio.com website was launched as the primary point of sales allowing clients to purchase and fully manage their appointments at BFX Studio through the internet. This highly transactional site is natively available for personal computers, tablets and phones.
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
Competition
The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,750 in 2009 to 32,150 in 2013, based on the most recent information available according to the IHRSA. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.
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
Competitive Position Measured by Number of Clubs

Market	Number of Clubs	Position
Boston metropolitan	30	#1 owner and operator
New York metropolitan	107	#1 owner and operator
Washington, D.C. metropolitan	13	#3 owner and operator; #1 in urban center
Philadelphia metropolitan	5	#2 owner and operator; #1 in urban center
Switzerland	3	Local owner and operator only
Historically, our club service offerings were in the mid-tier of the value/service proposition and designed to appeal to a large portion of the population who utilize fitness facilities. The number of competitor clubs that offer lower pricing and a lower level of service have continued to grow in our markets over the last few years. These clubs have attracted, and may continue to attract, members away from both our fitness-only clubs and our multi-recreational clubs. As a means of facing the shift in fitness industry, we are in the process of introducing the HVLP strategy to most of our clubs where we believe we have a higher value-to-service proposition with reduced monthly dues under month-to-month membership plans.
As of December 31, 2014, 71 clubs were under this new pricing strategy. We expect most of our clubs to adopt the HVLP strategy by May 31, 2015, with approximately 25 clubs offering only Passport Memberships. The HVLP clubs are expected to experience earnings pressure in the near-term related to existing members opting for lower dues as well as new members enrolling at lower rates. However, we believe this strategy will improve results and increase market share for our brands in the long-run from the increased membership sales volume.
We also face competition from club operators offering comparable or higher pricing with higher levels of service. Larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, also compete effectively against our suburban formats.
Also, we face competition from the rising popularity and demand for private studios offering niche boutique experiences. As a means of growing and expanding our business, we launched our own private studio concept, the BFX Studio, in the second half of 2014. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences and has a higher membership pricing point versus our clubs.
We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, who may include companies that are larger and have greater resources than us, may enter these markets to our detriment. These competitive conditions may result in increased price competition and limit our ability to attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates and/or newly constructed club locations. This increased competition could increase our costs associated with expansion through both acquisitions and for real estate availability for newly constructed club locations.
We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are barriers to entry in our metropolitan areas, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one, or a series of, acquisitions. These barriers of entry are significant in our four metropolitan regions; however, they are less challenging in our surrounding suburban locations.
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
Employees
On December 31, 2014, we had approximately 8,000 employees, of whom approximately 3,200 were employed full-time. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns, and believe this strengthens our employee relations. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.
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

The conversion of certain of our clubs to our high value - low price strategy may negatively impact our comparable club revenue growth and our operating margins.
We have adopted a strategic initiative to convert most of our clubs to our new HVLP strategy, which depends in substantial part on our ability to attract a significant number of additional new members at each of our clubs. We expect to initially experience lower revenues and margin pressure in connection with these conversions. To the extent we are unable to attract a sufficient number of new members, or if existing members at such clubs convert their existing memberships to our new lower cost memberships at higher numbers than we have anticipated, our revenues and results of operations will be materially adversely impacted. Further, we expect to incur significant additional advertising expenses in connection with our implementation of this new pricing strategy. Our results of operations will be materially impacted by the new strategy to the extent we do not attract sufficient numbers of new members to offset these costs.
Low consumer confidence levels, increased competition and decreased spending could negatively impact our financial position and result in club closures and fixed asset and goodwill impairments.
In the year ended December 31, 2014, we closed eight clubs, while in 2013 we closed four clubs. We recognized $4.6 million of fixed asset impairments in the year ended December 31, 2014 and $714,000 of fixed asset impairments in the year ended December 31, 2013. In addition, in the year ended December 31, 2014, we recorded goodwill impairment charges of $137,000 related to one outlier club, in part due to decreased membership. Some of our club closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations.
We have experienced reduced membership levels at many of our clubs. During the year ended December 31, 2014, we tested 36 underperforming clubs and recorded an impairment loss of $4.6 million on fixed assets related to a total of nine clubs, including five underperforming clubs, and three clubs which were closed and one club we expect to convert to a managed location in February 2015. The 27 other clubs tested that did not have impairment charges had an aggregate of $38.3 million of net leasehold improvements and furniture and fixtures remaining as of December 31, 2014. The remaining impaired clubs have been converted or we plan to convert to the HVLP pricing strategy in the first half of 2015 other than one club which will be converted into a managed location in February 2015. We expect increased membership under the HVLP strategy. To the extent the HVLP pricing strategy does not meet our expectations, we may record additional impairment charges.
Our geographic concentration heightens our exposure to adverse regional developments.
As of December 31, 2014, we operated 107 fitness clubs in the New York metropolitan market, 30 fitness clubs in the Boston market, 13 fitness clubs in the Washington, D.C. market, five fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments in these areas, including those related to economic and demographic changes in these regions, competition, severe weather, potential terrorist threats or other unforeseen events.

For example, in the year ended December 31, 2012, as a result of flooding and power outages caused by Hurricane Sandy, 131 clubs were closed on October 29, 2012, with one club that closed permanently, 16 clubs that remained closed for over a week and one club that was closed for over a year and reopened in December 2013. We cannot predict the impact that any future severe weather events will have on our ability to avoid wide-spread or prolonged club closures. Any such events affecting the areas in which we operate might result in a material adverse effect on our business, financial condition, cash flows and results of operations in the future.

Any condition that causes people to refrain, or prevents people, from visiting our clubs, such as severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks may adversely affect our business, operating results and financial condition.
Our business and operations could be materially and adversely affected by severe weather or outbreaks of pandemic or contagious diseases, threats of terrorist attacks or other conditions that cause people to refrain, or prevent people, from visiting our clubs. Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic or perception of a health epidemic (such as Ebola), whether or not traced to one of our clubs, may cause members and prospective members to avoid public gathering places or otherwise change their behaviors and impact our ability to staff our clubs. Outbreaks of disease, such as influenza, could reduce traffic in our clubs. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect members’ perceptions of our clubs, reduce member and prospective member visits to our clubs and negatively impact demand for our club offerings.
Further, terrorist attacks, such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operating results or the market on which our common stock trades. Our geographic concentration in the major cities in the Northeast and Mid-Atlantic regions and, in particular, the New York City and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members, the markets for our services and the market for our common stock are uncertain; however, their occurrence can be expected to further negatively affect the U.S. economy generally and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.
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

We may experience prolonged periods of losses in our recently opened club and when we open new clubs in existing markets our comparable club revenue growth and our operating margins may be negatively impacted.
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
Federal and state law requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures and protocol, including credit card industry compliance procedures, to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches and breaches of our customers’ privacy may occur, which could harm our business. For example, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are constantly evolving. These techniques and other advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us or one of our vendors to protect customer data. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue. Further, a significant number of states require the customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported.
Any compromise of our security or that of our third party vendors or noncompliance with privacy or other laws or requirements could harm our reputation, cause our members to lose confidence in us, or harm our financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures or that of our third party vendors, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose members to computer viruses or other disruptions. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures taken by us or our third party vendors prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.
Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to develop our business and enhance our financial performance.
We are dependent on the continued services of our senior management team, including our Chief Executive Officer and President, Daniel Gallagher. We believe the loss of Mr. Gallagher could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.
Disruptions and failures involving our information systems could cause customer dissatisfaction and adversely affect our billing and other administrative functions.
The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to process new memberships, bill members, check-in members and track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. We believe that, without investing in enhancements, this system was approaching the end of its life cycle. Thus, in 2011, we began the process of replacing this system with a new system through a multi-year phase in implementation program which is expected to be completed in 2015. Correcting any disruptions or failures that affect our proprietary system or the new system, as it is implemented, could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.
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

Outsourcing certain aspects of our business could result in disruption and increased costs.
We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure and electronic pay solutions. Accordingly, we are subject to the risks associated with the vendor's ability to provide these services to meet our needs. If the cost of these services is more than expected, if the vendor is not able to handle the volume of activity or perform the quality of service that we expect, if we or the vendor are unable to adequately protect our data and information is lost, if our ability to deliver our services is interrupted, or if our third party vendors face financial or other difficulties, then our business and results of operations may be negatively impacted.
Our cash and cash equivalents are concentrated in a small number of banks.
Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in two commercial banks as of December 31, 2014 totaled $85.4 million. During 2014, in any one month, this amount has been as high as approximately $118.0 million.
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
We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2014, we had approximately $15.2 million of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on our cash flows.
Our growth and profitability could be negatively impacted if we are unable to renew or replace our current club leases on favorable terms, or at all, and we cannot find suitable alternate locations.
We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 20 years, including option periods).  During the next five years, or the period from January 1, 2015 through December 31, 2019, we have leases for 25 club locations that are due to expire without any renewal options, three of which expire in 2015, and 48 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location.  Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.
We have a stockholders rights plan which could delay or prevent a change in control; implemented in response to significant stock accumulation and threatened proxy contest, which may divert resources and distract management.
On December 31, 2014, our Board adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan may cause substantial dilution to a person or group that attempts to acquire our Company on terms that our Board does not believe are in our stockholders’ best interest. The Rights Plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire control of the Company and to provide our Board with adequate time to evaluate unsolicited offers. The Rights Plan may prevent or make takeovers or unsolicited corporate transactions with respect to our Company more difficult, even if stockholders consider such transactions favorable, possibly including transactions in which stockholders might otherwise receive a premium for their shares.  For more information on the Rights Plan, please see the Rights Agreement dated December 31, 2014 filed as an exhibit to our Current Report on Form 8-K filed January 2, 2015.
The Rights Plan was implemented in response to PW Partners Atlas Fund III LP and HG Vora Special Opportunities Master Fund, Ltd. and certain of their affiliates (collectively, “Walsh/Vora”) accumulation of a significant position (according to their filings with the SEC, approximately 26%) of the outstanding shares of the Company’s common stock and a letter dated December 22, 2014 on behalf of Walsh/Vora threatening to launch a proxy contest in the absence of a settlement that provided them with a majority of the seats on our board. The current holdings of our common stock by Walsh/Vora have not triggered the Rights Plan at this time because such shares or our Common Stock were beneficially owned by them prior to the first public announcement of the adoption of the Rights Plan. However, the acquisition by Walsh/Vora of any additional shares of our common stock, subject to certain exceptions set forth in the Rights Plan, may trigger the Rights Plan. On January 7, 2015, we received notice from Walsh/Vora of their intention to nominate six director candidates for election to our Board at our 2015 annual meeting of shareholders. If elected, the Walsh/Vora nominees would constitute a majority of our Board following the 2015 Annual Meeting.  A proxy contest could require significant time and attention by management and our Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

The outcome of our publicly announced process of evaluating strategic alternatives is uncertain, may not result in a transaction or may result in the disruption of our business.
In February 2015, our Board of Directors announced that it is evaluating strategic alternatives, including a possible sale of the Company, and has retained Deutsche Bank Securities, Inc. to assist it in such process. While we intend to complete our evaluation expeditiously, there is no guarantee that the process will result in a sale of the Company or other transaction. In addition, our announcement that we are evaluating various strategic alternatives may make it more difficult to recruit, retain and motivate our employees, may cause disruption in our relationship with vendors or members or may deter potential vendors or members from entering in any business transaction or membership with us until we have announced a final outcome. The potential for a strategic transaction may divert the attention of management and any announcements or speculation regarding the status or result of our process of evaluating strategic alternatives may cause volatility in our stock price. In the event we decide to pursue into a strategic transaction, there is no assurance that such transaction will be completed or will be successful.
We may have exposure to additional tax liabilities.
From time to time, we are under audit by federal and local tax authorities and we may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise.   For example, as of December 31, 2014, certain of our state and local tax returns from years 2006 through 2012 were currently being examined by certain state and local jurisdictions and it is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations.  In particular, we received from the State of New York a revised assessment related to tax years 2006-2009 for $3.5 million, inclusive of $1.2 million of interest. We have subsequently received a request for additional information from the State of New York. All of the information was submitted by January 2015. We continue to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. We have not recorded a tax reserve related to the proposed assessment.  It is difficult to predict the ultimate outcome of this or any other tax examination and the result of any such tax examination could have a material adverse effect on our results of operations and financial condition.
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
We currently have a substantial amount of debt. As of December 31, 2014, our total outstanding consolidated debt was $308.3 million. In addition, as of December 31, 2014, under the 2013 Revolving Loan Facility there were no outstanding borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2014 was $42.0 million and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00 as of December 31, 2014, was $11.3 million. Our substantial debt could have important consequences, including:

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
Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, the unhedged portion of $148.3 million, of our outstanding debt under our 2013 Senior Credit Facility as of December 31, 2014 has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term Eurodollar rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.
The Company may be unsuccessful in its efforts to effectively hedge against interest rate changes on our variable rate debt.
In its normal operations, the Company is exposed to market risk relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows, the Company may enter into derivative financial instruments, such as interest rate swaps. The Company’s current interest rate swap arrangement is with one financial institution and covers $160.0 million of our current $308.3 million outstanding term loan principal balance with the swap expiring on May 15, 2018. We are exposed to credit risk if the counterparty to the agreement is not able to perform on its obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record the interest rate swap at its fair value. Changes in interest rates can significantly impact the valuation of the instrument resulting in non-cash changes to our financial position.
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

The 2013 Senior Credit Facility provides for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, our subsidiaries are required to maintain a total leverage ratio of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of December 31, 2014 as the Company’s only utilization of the 2013 Revolving Loan Facility at that date was $3.0 million of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of that date was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00.
Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios under the 2013 Senior Credit Facility. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A failure to satisfy these tests could limit our ability to obtain funds to pay dividends or cause a default under the 2013 Senior Credit Facility. If an event of default under the 2013 Senior Credit Facility occurs, the lenders could elect to terminate any and all outstanding undrawn commitments to lend and declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations, which would have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments
None
Item 2.    Properties
On September 12, 2014, we completed the previously announced legal sale of our East 86th Street property to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as a retail tenant that generated rental income for us. The gross proceeds associated with the property sale was $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect to lease (“Initial Lease”) the premises for at least 18 months and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we will enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord (which we expect will take approximately three and one-half years). The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments during 2014 in this regard. As of December 31, 2014, the total financing arrangement was $83.4 million, which is net of $1.8 million to be held in escrow for our former tenant and $500,000 to remain in escrow to be released to us six months after the date of sale.
We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 20 years, including options). In the next five years, or the period from January 1, 2015 through December 31, 2019, we have leases for 25 club locations that are due to expire without any renewal options, three of which are due to expire in 2015, and 48 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.
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

The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed
New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	151 Reade Street	January 1990
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Manhattan	75 West End Avenue	April 2013
Manhattan	28-30 Avenue A	Future opening
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008

Location	Address	Date Opened or Management Assumed
Brooklyn, NY	242 Bedford Avenue	Future opening
Brooklyn, NY	147 Greenpoint Avenue	June 2014
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	January 1998
Danbury, CT	38 Mill Plain Road	January 1998
Stamford, CT	1063 Hope Street	November 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Somerset, NJ	120 Cedar Grove Lane	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999

Location	Address	Date Opened or Management Assumed
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Boston, MA	One Beacon Street	May 2013
Boston, MA	197 Clarendon Street	May 2013
Boston, MA	800 Boylston Street	May 2013
Boston, MA	100 Summer Street	May 2013
Boston, MA	540 Gallivan Road	October 2014
Boston, MA	95 Washington Street	November 2014
Allston, MA	15 Gorham Street	July 1997
Wellesley, MA	140 Great Plain Avenue	July 2000
Andover, MA	307 Lowell Street	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Franklin, MA	750 Union Street	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Wayland, MA	Wayland Town Center	November 2014
Providence, RI	131 Pittman Street	December 2008
Washington Sports Clubs:
Washington, D.C.	214 D Street, S.E	January 1980
Washington, D.C.	1835 Connecticut Avenue, N.W .	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998

Location	Address	Date Opened or Management Assumed
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Fairfax, VA	11001 Lee Highway	October 1999
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001
BFX Studio:
Manhattan, NY	555 Sixth Avenue	July 2014
Manhattan, NY	30 Broad Street	Future opening
Manhattan, NY	1231 Third Avenue	Future opening
Boston, MA	699 Boylston Street	Future opening

Item 3.    Legal Proceedings
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900,000) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013 in the amount of approximately $1.0 million, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014 and the deadline for a class certification motion is March 2, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord-tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2014:
First Quarter	$14.70	$8.14
Second Quarter	$8.78	$5.65
Third Quarter	$7.36	$4.01
Fourth Quarter	$7.00	$5.37
Year ended December 31, 2013:
First Quarter	$11.11	$8.91
Second Quarter	$11.37	$9.31
Third Quarter	$13.03	$10.83
Fourth Quarter	$14.96	$11.50
Holders
As of February 19, 2015, there were approximately 104 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.
Dividends Policy
On each of November 26, 2013, March 5, 2014 and June 6, 2014 the Company paid a quarterly cash dividend of $0.16 per share to common stock holders. The cash dividends were funded by available cash on hand.
The board of directors does not currently intend to pay dividends. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. If we decide to pay a dividend, we may rely on cash on hand at TSI Holdings, which was $41.2 million at December 31, 2014, and distributions received from our subsidiaries to provide the funds necessary to pay dividends on our common stock. The existing credit agreement of TSI, LLC restricts the ability of our subsidiaries to pay cash distributions to TSI Holdings in order for TSI Holdings to pay cash dividends except (a) in an amount, when combined with certain prepayments of indebtedness, of up to $35.0 million, subject to pro forma compliance with a total leverage ratio of no greater than 4.50:1.00 and no default or event of default existing or continuing under the credit agreement, and (b) an additional amount based on excess cash flow, such additional amounts subject to pro forma compliance with a total leverage ratio of less than 4.00:1.00 and no default or event of default existing or continuing under the credit agreement.
Issuer Purchases of Equity Securities
We did not purchase any equity securities during the fourth quarter ended December 31, 2014.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph
The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, the NASDAQ Composite Index,
and the Russell 2000 Index

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2009	2010	2011	2012	2013	2014
Town Sports International Holdings, Inc	$100.00	$174.25	$315.45	$596.79	$835.48	$352.18
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
Russell 2000	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95
______________________
Notes :

(1)	The graph covers the period from December 31, 2009 to December 31, 2014.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2009 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

(3)
A special cash dividend of $3.00 per share of common stock was declared by our board of directors on November 16, 2012 to shareholders of record on November 30, 2012, paid on December 11, 2012. On each of November 26, 2013, March 5, 2014 and June 6, 2014, we paid a quarterly cash dividend of $0.16 per share to common stock holders.

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
Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)
The selected consolidated balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$453,842	$470,225	$478,981	$466,941	$462,387
Operating expenses:
Payroll and related	177,009	174,894	181,632	177,528	185,583
Club operating	192,716	179,683	178,950	176,463	174,135
General and administrative	31,352	28,431	24,139	25,799	28,773
Depreciation and amortization	47,307	49,099	49,391	51,536	52,202
Insurance recovery related to damaged property(1)	—	(3,194)	—	—	—
Impairment of fixed assets	4,569	714	3,436	—	3,254
Impairment of goodwill	137	—	—	—	—
Operating income	752	40,598	41,433	35,615	18,440
Loss on extinguishment of debt(2)	493	750	1,010	4,865	—
Interest expense, net of interest income	19,039	22,616	24,597	24,127	21,013
Equity in the earnings of investees and rental income	(2,402)	(2,459)	(2,461)	(2,391)	(2,139)
Loss (income) before (benefit) provision for corporate income taxes	(16,378)	19,691	18,287	9,014	(434)
(Benefit) provision for corporate income taxes(3)	52,611	7,367	6,321	2,699	(144)
Net (loss) income	$(68,989)	$12,324	$11,966	$6,315	$(290)
(Loss) earnings per share:
Basic	$(2.84)	$0.51	$0.51	$0.28	$(0.01)
Diluted	$(2.84)	$0.50	$0.50	$0.27	$(0.01)
Dividends declared per common share(4)	$0.32	$0.16	$3.00	$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$93,452	$73,598	$37,758	$47,880	$38,803
Working capital surplus (deficit)	52,280	27,830	(11,825)	(18,311)	(11,926)
Total assets	409,833	413,792	404,770	450,402	474,693
Long-term debt, including current installments	299,871	314,909	310,339	288,994	316,513
Total stockholders’ (deficit) equity	(118,084)	(43,516)	(55,496)	354	(6,945)
Net debt(5)	214,832	251,402	277,985	243,870	277,710

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cash Flow Data:
Cash provided by (used in):
Operating activities	$4,758	$67,388	$60,053	$74,885	$51,238
Investing activities	(42,054)	(30,606)	(22,490)	(30,907)	(22,035)
Financing activities	57,503	(975)	(47,722)	(35,349)	(1,765)
Other Data:
Non-cash rental income, net of non-cash rental expense	(5,399)	(5,692)	(4,037)	(3,663)	(5,552)
Non-cash share-based compensation expense	1,911	2,204	1,306	1,412	1,336

	Year Ended December 31,
	2014	2013	2012	2011	2010
Club and Membership Data:
New clubs opened	4	—	—	2	—
Clubs acquired	—	6	—	—	—
Clubs closed	(8)	(4)	—	(2)	(1)
Wholly-owned clubs operated at end of period	156	160	158	158	158
Total clubs operated at end of period(6)	158	162	160	160	160
BFX Studio at end of period	1	—	—	—	—
Total members at end of period(7)	484,000	497,000	510,000	523,000	493,000
Restricted members at end of period(8)	20,000	41,000	38,000	38,000	17,000
Comparable club revenue (decrease) increase(9)	(4.2)%	(1.8)%	1.6%	1.8%	(4.3)%
Revenue per weighted average club (in thousands)(10)	$2,842	$2,971	$3,032	$2,934	$2,881
Average revenue per member(11)	$941	$934	$922	$915	$947
Average joining fees collected per member(12)	$65	$59	$57	$55	$37
Annual attrition(13)	44.3%	41.9%	41.0%	39.9%	41.9%
__________________________

(1)	The $3,194 of insurance recovery related to damaged property in the year ended December 31, 2013 related to property damaged by Hurricane Sandy.

(2)
The $493 loss on extinguishment of debt recorded for the year ended December 31, 2014 is comprised of the write-off of unamortized debt issuance costs and debt discount, in connection with the fourth quarter 2014 mandatory prepayment of $13,500 on the 2013 Term Loan Facility.

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
The $1,010 loss on extinguishment of debt recorded for the year ended December 31, 2012 is comprised of a $464 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15,000 on our term loan facility.
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

(3)
Corporate income taxes for the year ended December 31, 2014 includes a non-cash charge of $60,368, related to a tax valuation allowance.Corporate income taxes for the year ended December 31, 2013, 2012 and 2011 includes income tax benefits totaling $16, $483 and $343, respectively, related to the correction of accounting errors. See Note 16 — Corporate Income Taxes to the Company’s consolidated financial statements in this Annual Report for further details.

(4)
In April 2014, February 2014 and November 2013, the board of directors of the Company declared quarterly cash dividends of $0.16 per share. The quarterly dividend was discontinued in the second quarter of 2014.

In the year ended December 31, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share.

(5)	Net debt represents the total principal balance of long-term debt outstanding, net of cash and cash equivalents.

(6)
Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three managed university locations, and seven managed sites, including four managed sites acquired in connection with our Fitcorp acquisition in May 2013.

(7)	Represents members at wholly-owned and partly-owned clubs.

(8)
Restricted members primarily include students and teachers. This membership allows for club usage at restricted times, at a discount to other memberships offered. The Company is currently in the process of introducing the HVLP strategy to most of its clubs which will eliminate the Restricted Membership.

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
Overview
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and one of the largest fitness club owners and operators in the U.S. As of December 31, 2014, the Company, through its subsidiaries, operated 158 fitness clubs ("Clubs") under our four key regional brand names; “New York Sports Clubs” (NYSC), “Boston Sports Clubs” (BSC), “Philadelphia Sports Clubs” (PSC) and “Washington Sports Clubs” (WSC). As of December 31, 2014, these clubs collectively served approximately 484,000 members. We owned and operated a total of 107 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of December 31, 2014, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 30 clubs in the Boston region under our “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of December 31, 2014. In addition, we owned and operated three clubs in Switzerland as of December 31, 2014. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. For many years, our target market was focused on the population that has annual income levels of between $50,000 and $150,000, or the "mid-value" segment of the market. In 2014, we began to expand our target market to include members that prefer a lower cost membership, and have introduced a new pricing strategy to most of our clubs called High Value Low Price ("HVLP").
Monthly dues at these clubs are offered at a reduced price and advertising cost is increased. The HVLP strategy offers the same current level of service and amenities but at a lower price point giving us an opportunity to recapture market share and compete against low cost gyms that have opened in our markets. We will offer only the Passport Membership at approximately 25 of our clubs. We believe our offerings are more compelling than other low cost operators because we include exciting group exercise classes, top of the line equipment, pools and courts with price of membership, when available.
The sales process has been greatly simplified at the clubs operating under the HVLP strategy. All club employees have the ability to sell a membership, however the majority of memberships are sold by a membership consultant. Prior to introducing the HVLP pricing strategy, the Company offered Passport Membership, Core Membership, Gold Membership and Restricted Membership. The HVLP strategy introduces the Premier Membership, which is a month-to-month plan offering the same level of quality service currently offered under the Core Membership, but at a significantly reduced rate and higher joining fees. The Premier Membership allows members unlimited use of a single "home club" with access to use other non-home clubs for an additional usage fee. The Passport Membership continues to offer the same current level of service and amenities, which allows members to use any club at any time. In the HVLP strategy, the Core Membership, Gold Membership and Restricted Membership will no longer be offered and will be converted to either Passport Membership or Premier Membership as described below.
As of December 31, 2014, 71 clubs were under this new pricing strategy with the majority of clubs adopting this strategy in the fourth quarter of 2014. We expect most of our clubs to adopt the HVLP strategy by May 31, 2015, with approximately 25 clubs offering only Passport Memberships. The HVLP clubs are expected to experience earnings pressure in the near-term related to existing members opting for lower dues as well as new members enrolling at lower rates. However, we believe this strategy will improve results and increase market share for our brands in the long-run from the increased membership sales volume.
We believe that our strategy of clustering clubs provides significant benefits to our members and allows us to achieve strategic operating advantages. In each of our markets, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
As the fitness industry continues to see a rise in popularity of private studio offerings, we have used our extensive industry experience to offer our own private studio brand, BFX Studio. In 2014, we introduced our first BFX Studio with a soft opening in July and a grand opening in September. We currently plan to open three additional BFX Studio units in 2015. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for a variety of specialty group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our Clubs.
Revenue and Operating Expenses
We have two principal sources of revenue:

•
Membership revenue:    Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees and joining fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 78.3% of our total revenue for the year ended December 31, 2014. We recognize revenue from membership dues in the month when the services are rendered. Approximately 98% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from joining fees over the estimated average membership life.

•
Ancillary club revenue:    For the year ended December 31, 2014, we generated 15.5% of our revenue from personal training and 4.9% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the year ended December 31, 2014) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
In September 2014, we completed the previously announced legal sale of our East 86th Street property to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as a retail tenant that generated rental income for us. Because the transaction is characterized for accounting purposes as a financing rather than a sale, the rental payments are treated as interest on the financing arrangement. Further, we will continue to account for the rental income from this retail tenant until the tenant’s lease is terminated. Rental income from this retail tenant was approximately $2.0 million for each of the years ended December 31, 2014 and 2013. Refer to Note 11 – Building Financing Arrangement to our consolidated financial statements for further details.
Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the years ended December 31, 2014 and 2013, our attrition rate was 44.3% and 41.9%, respectively. The increased attrition rate primarily reflected increased competition and the effect of eight club closures in 2014 as compared to four club closures in 2013.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the consolidated statement of operations and are not included in general and administrative expenses. Approximately 40% of general and administrative expenses relate directly to club operations including phone and data lines, computer maintenance, business licenses, office and sales supplies, general liability insurance, recruiting and training.

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
Operating income is impacted by certain charges and benefits which can fluctuate year to year. In 2014, we recorded fixed asset impairment charges totaling $4.6 million related to a total of nine clubs, including five underperforming clubs, three clubs which were closed in the second half of 2014 and one club which will be converted into a managed location in February 2015. In 2013, operating income included benefits of $3.2 million resulting from insurance proceeds collected primarily in connection with property damaged by Hurricane Sandy and $424,000 related to the recognition of out of period non-cash rental income, partially offset by fixed asset impairment charges totaling $714,000. In 2012, we recorded fixed asset impairment charges totaling $3.4 million, of which $3.2 million related to write-offs of fixed assets for four clubs that sustained damages from Hurricane Sandy during the fourth quarter of 2012.

	Year Ended December 31,
	2014	2013	2012
	($ amounts in thousands)
Operating income	$752	$40,598	$41,433
(Decrease) increase over prior period	(98.1)%	(2.0)%	16.3%
Net income	$(68,989)	$12,324	$11,966
(Decrease) increase over prior period	(659.8)%	3.0%	89.5%
Cash flows provided by operating activities	$4,758	$67,388	$60,053
(Decrease) increase over prior period	(92.9)%	12.2%	(19.8)%
Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term by our planned new club openings. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. During 2014, we opened four clubs and one BFX Studio unit. We also plan to open one NYSC and three BFX Studio units in 2015.
As of December 31, 2014, 156 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities, and seven managed sites, including four managed sites acquired in connection with our Fitcorp acquisition in May 2013.

Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2012
First Quarter	4.5%
Second Quarter	2.1%
Third Quarter (a)	1.0%
Fourth Quarter	(1.1)%	1.6%
2013
First Quarter	(2.4)%
Second Quarter	(1.7)%
Third Quarter	(1.7)%
Fourth Quarter (a)	(1.3)%	(1.8)%
2014
First Quarter	(4.7)%
Second Quarter	(4.5)%
Third Quarter	(4.5)%
Fourth Quarter	(3.9)%	(4.2)%
__________________________

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
The decline in the comparable club revenue in the fourth quarter of 2012 was in part due to the impact of Hurricane Sandy on our business, including decreases in personal training and ancillary revenues and a net loss of members. The comparable club revenue declines experienced since 2013 are primarily due to the impact of membership declines. We experienced an overall member loss of 13,000 in each of 2013 and 2014.
Historical Club Count

	Year Ended December 31,
	2014	2013	2012
Wholly-owned clubs operated at beginning of period	160	158	158
New clubs opened	4	—	—
Clubs acquired	—	6	—
Clubs closed	(8)	(4)	—
Wholly-owned clubs operated at end of period	156	160	158
Partly-owned clubs operated at end of period	2	2	2
Total clubs operated at end of period(1)(2)	158	162	160
(1) Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three managed university locations, and seven managed sites, including four managed sites acquired in connection with our Fitcorp acquisition in May 2013.
(2) Excludes one BFX Studio opened in the third quarter of 2014.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	39.0	37.2	37.9
Club operating	42.5	38.2	37.4
General and administrative	6.9	6.0	5.0
Depreciation and amortization	10.4	10.5	10.3
Insurance recovery related to damaged property	—	(0.7)	—
Impairment of fixed assets	1.0	0.2	0.7
Operating income	0.2	8.6	8.7
Loss on extinguishment of debt	0.1	0.1	0.2
Interest expense	4.2	4.8	5.2
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)
Income before provision for corporate income taxes	(3.6)	4.2	3.8
Provision for corporate income taxes	11.6	1.6	1.3
Net (loss) income	(15.2)%	2.6%	2.5%
Year ended December 31, 2014 compared to year ended December 31, 2013
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$343,185	75.6%	$358,761	76.3%	(4.3)%
Joining fees	12,044	2.7%	14,392	3.0%	(16.3)%
Membership revenue	355,229	78.3%	373,153	79.3%	(4.8)%
Personal training revenue	70,338	15.5%	66,367	14.1%	6.0%
Other ancillary club revenue	22,304	4.9%	24,720	5.3%	(9.8)%
Ancillary club revenue	92,642	20.4%	91,087	19.4%	1.7%
Fees and other revenue	5,971	1.3%	5,985	1.3%	(0.2)%
Total revenue	$453,842	100.0%	$470,225	100.0%	(3.5)%
Total revenue decreased $16.4 million, or 3.5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of decreases in membership revenue. For the year ended December 31, 2014, revenue decreased approximately $19.2 million at our clubs opened or acquired prior to December 31, 2012 combined with the decrease of revenue related to corporate sales and $4.6 million at clubs that closed subsequent to December 31, 2012. These decreases were partially offset by a $7.5 million increase in revenue from our clubs and BFX Studio that were opened or acquired subsequent to December 31, 2012.
Membership dues revenue decreased $15.6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily driven by a decline in membership. The overall member loss of 13,000 in each of 2014 and 2013 largely contributed to the decline in membership and membership dues.
Joining fees revenue decreased $2.3 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflecting a decline in membership sales. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during each of the quarters of 2014, versus 25 months and 24 months for the three month periods ended March 31, 2013 and June 30, 2013, respectively, and 23 months for the second half of 2013.

The lower amortizable life in the current year period resulted in higher joining fees revenue recognition as joining fees were amortized over a shorter estimated average membership life.
Personal training revenue increased $4.0 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, driven by increased pricing on our multi-session personal training membership products as well as increased interest in those products.
Other ancillary club revenue decreased $2.4 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 driven primarily by a decline in revenue from our Sports Club for Kids and Small Group Training programs.
Comparable club revenue decreased 4.2% in the year ended December 31, 2014 compared to the prior year. Memberships at our comparable clubs were down 3.1%, the price of our dues and fees were down 0.5%, and the combined effect of ancillary club revenue, joining fees and other revenue were down 0.6%.
Operating Expenses
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2014	2013	$ Variance	% Variance
Payroll and related	$177,009	$174,894	$2,115	1.2%
Club operating	192,716	179,683	13,033	7.3%
General and administrative	31,352	28,431	2,921	10.3%
Depreciation and amortization	47,307	49,099	(1,792)	(3.6)%
Insurance recovery related to damaged property	—	(3,194)	3,194	100%
Impairment of fixed assets	4,569	714	3,855	539.9%
Impairment of goodwill	137	—	137	N/A
Operating expenses	$453,090	$429,627	$23,463	5.5%
Operating expenses increased $23.5 million, or 5.5%, in the year ended December 31, 2014 compared to the prior year. The operating expenses comparison was impacted by $3.2 million of insurance proceeds received in 2013 in connection with property damaged by Hurricane Sandy which reduced 2013 operating expenses, as well as an increased fixed asset and goodwill impairment charges of $4.0 million in 2014. Separate from these items, operating expenses increased $16.3 million, or 3.8%, $10.7 million of which related to our newly opened clubs and BFX Studio. The remaining increase primarily reflected general cost escalations, including increased utilities costs, and higher marketing expenses due to the conversion to the HVLP strategy further described below.
Payroll and related.    Payroll and related expenses for the year ended December 31, 2014 increased $2.1 million, or 1.2%, compared to the prior year. The increase related to 2013 and 2014 openings, including the BFX Studio, was approximately $4.1 million. This increase was offset by the decrease related to 2013 and 2014 club closures of $1.9 million.
As a percentage of total revenue, payroll and related expenses increased to 39.0% in the year ended December 31, 2014 from 37.2% in the year ended December 31, 2013.
Club operating.    Club operating expenses increased $13.0 million or 7.3% compared to the year ended December 31, 2013. This increase was principally attributable to the following:

•
Rent and occupancy expenses increased $6.2 million. This increase included $4.7 million related to leases that commenced for newly opened and future clubs in 2013 and 2014, including our new BFX Studio units, as well as $2.4 million in increased occupancy expenses at our mature clubs. The current year increase was also driven by a prior-year period net decrease of $790,000 related to three early lease terminations in 2013 and the write-off of the remaining deferred rent at two of those locations. These increases were partially offset by a decrease of $1.7 million related to clubs closed in 2014. Of this amount, $1.4 million was a net occupancy gain related to the 2014 club closures which includes penalty payments to landlords and the write-offs of deferred rent at clubs with early terminations.

•
Utilities expense increased $2.3 million in the year ended December 31, 2014 compared to the prior year principally due to higher energy costs. Energy costs were negatively impacted by the severe cold experienced in our markets during the first quarter of 2014.

•
Marketing expenses increased $2.0 million in the year ended December 31, 2014 compared to the prior year principally due to increased advertising spend at locations converting to the HVLP pricing strategy.

•
Repair and maintenance expenses increased $1.0 million in the year ended December 31, 2014 compared to the prior year, reflecting an increase in overall club maintenance, in particular, repairs of heating, ventilation and air conditioning system.

As a percentage of total revenue, club operating expenses increased to 42.5% in the year ended December 31, 2014 from 38.2% in the year ended December 31, 2013.
General and administrative.    General and administrative expense increased $2.9 million, or 10.3%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to increases in licensing fees related to the implementation of our new club operating system of approximately $1.4 million and general liability insurance expense of $567,000. We also experienced increased professional fees of approximately $845,000 and administrative club closure expenses of $262,000. These increases were partially offset by a decrease of $324,000 in club acquisition related fees from those incurred in the year ended December 31, 2013.
As a percentage of total revenue, general and administrative expenses increased to 6.9% in the year ended December 31, 2014 from 6.0% in the prior year.
Depreciation and amortization.    In the year ended December 31, 2014 compared to the year ended December 31, 2013, depreciation and amortization expense decreased $1.8 million, or 3.6%, due to a decline in our depreciable fixed asset base and certain fixed asset write-offs in the last half of 2013.
Insurance recovery related to damaged property.    In the year ended December 31, 2013, we collected $3.2 million of insurance cash proceeds related primarily due to property damaged by Hurricane Sandy. There were no such proceeds collected in the year ended December 31, 2014.
Impairment of fixed assets.    In the year ended December 31, 2014, we recorded an impairment loss of $4.6 million on fixed assets related to a total of nine clubs, including five underperforming clubs, and three clubs which were closed and one club we expect to convert to a managed location in February 2015. In the year ended December 31, 2013, we recorded fixed asset impairment charges totaling $714,000 related to three underperforming clubs.
Loss on Extinguishment of Debt
In the year ended December 31, 2014, loss on extinguishment of debt was $493,000, comprised of the write-off of unamortized debt issuance costs and debt discount in connection with the November 2014 mandatory prepayment of $13.5 million on the 2013 Term Loan Facility. This mandatory payment was related to the sale of the East 86th Street property pursuant to the terms of the 2013 Senior Credit Facility as described in the Liquidity and Capital Resources section. In the year ended December 31, 2013, loss on extinguishment of debt was $750,000 comprised of the write-off of net deferred financing costs and debt discount related to the debt refinancing in November 2013.
Interest Expense
Interest expense decreased by $3.6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to lower interest rates resulting from the November 15, 2013 refinancing, which were lower by approximately 125 basis points on the non-hedged debt principal and 80 basis points on the hedged debt principal.
Provision for Corporate Income Taxes
We recorded income tax expense of $52.6 million during the year ended December 31, 2014, which included $60.4 million (net of the elimination of federal effect of state deferred taxes) to recognize a full valuation allowance against the US net deferred tax assets. For year ended December 31, 2013, we had recorded a tax provision of $7.4 million. Our 2014 and 2013 effective tax rates were 321% and 37% in the years ended December 31, 2014 and 2013, respectively. Separate from the impact of valuation allowance, our 2014 effective tax rate was 48%. Our effective tax rates for 2014 and 2013 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 7% and 5%, respectively. Additionally, our effective rate was adversely impacted to 369% in connection with recording a valuation allowance against U.S. deferred tax assets during the year ended December 31, 2014.
As of December 31, 2014, we have a net deferred tax liability of $11.6 million as there is a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance as of December 31, 2014 is $3.3 million. In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed reduces the deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carry forwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable.
As of December 31, 2014, we are not in a three year cumulative loss position. However, we are projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. We determined that it is appropriate to conclude that there are losses that are projected in the near term due to the conversion to the HVLP strategy, which includes increased marketing spend and lower membership revenue during initial months of conversion. We believe the conversion to the HVLP strategy will significantly increase membership at the HVLP clubs in future periods and related income. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on the weighting of available evidence, both positive and negative evidence, most notably the projected three year cumulative loss, we recorded a $60.4 million non-cash charge to income tax expense to establish a full valuation allowance against our U.S. net deferred tax assets. Although recognition of the valuation allowance for our net deferred tax assets is a non-cash charge, it did have a direct negative impact on net loss and shareholder’s deficit for the quarter and fiscal year ended December 31, 2014.
In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets generally cannot be used as a source of income to realize deferred tax assets with a definitive loss carry forward period. We do not amortize goodwill for book purposes but have amortized goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2014 relates to the tax effect of differences between the book and tax basis of goodwill that is not expected to reverse until some indefinite future period.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). On March 26, 2014, we received from the State of New York a revised assessment related to tax years 2006-2009 for $3.5 million, inclusive of $1.2 million of interest. We have subsequently received a request for additional information from the State of New York. All of the information was submitted by January 2015. We continue to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. We have not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
In 2014, we filed Form 3115, Application for Change in Accounting Method (“Application”), with the IRS requesting a change in accounting for the treatment of landlord contributions. Accordingly, we reduced our unrecognized tax benefits by $12.7 million for the landlord contributions positions taken in prior years. The reduction in unrecognized tax benefits didn’t affect our effective tax rate since the position related to a temporary difference; however, we recognized a tax benefit of $334,000 primarily related to the reversal of accrued interest.
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

Year ended December 31, 2013 compared to year ended December 31, 2012
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2013		2012
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$358,761	76.3%	$366,044	76.4%	(2.0)%
Joining fees	14,392	3.0%	11,595	2.4%	24.1%
Membership revenue	373,153	79.3%	377,639	78.8%	(1.2)%
Personal training revenue	66,367	14.1%	65,641	13.7%	1.1%
Other ancillary club revenue	24,720	5.3%	29,897	6.3%	(17.3)%
Ancillary club revenue	91,087	19.4%	95,538	20.0%	(4.7)%
Fees and other revenue	5,985	1.3%	5,804	1.2%	3.1%
Total revenue	$470,225	100.0%	$478,981	100.0%	(1.8)%
Total revenue decreased $8.8 million, or 1.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of decreases in both membership revenue and ancillary club revenue.
The revenue for 2012 was impacted by the effects of Hurricane Sandy on our business during the fourth quarter of 2012 as a result of lost operating days. At the height of the storm, 131 of our 160 clubs were closed with 16 clubs that remained closed for over a week, one club that permanently closed and one club that reopened in December 2013. While it is very difficult to estimate the impact of the storm given the prolonged disruption in most of our markets, we estimate that revenue for 2012 was negatively impacted by approximately $1.0 million as a result of the hurricane.
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
Operating expenses decreased $7.9 million, or 1.8%, in the year ended December 31, 2013 compared to the prior year. Total months of club operation increased 0.3%, remaining relatively flat compared to the previous year. The principal drivers of the decrease in operating expenses are described below:
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
Club operating.    Club operating expenses increased $733,000 or 0.4% compared to the year ended December 31, 2012 primarily due to the $782,000 increase in rent and occupancy expenses. Rent and occupancy increased $1.8 million from the acquisition of new clubs and one club scheduled to open in 2014 where the lease period commenced in October 2013. Rent and occupancy expenses also increased $1.2 million at our existing clubs, net of a $254,000 decrease related to the reduction of rental space at one location. These increases were offset by a decrease of $2.3 million from the closure of four clubs and one club that was temporarily closed due to Hurricane Sandy that recently reopened in December 2013.
As a percentage of total revenue, club operating expenses increased to 38.2% in the year ended December 31, 2013 from 37.4% in the year ended December 31, 2012.
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
The State of New York has had been conducting an audit of our income tax returns for the tax years 2006 through 2012. As disclosed in the Company’s 2013 consolidated financial statements, the State issued a proposed assessment dated January 13, 2014 for $3.8 million, inclusive of $1.2 million of interest. For the year ended December 31, 2014, the proposed assessment was subsequently revised in March 2014 to $3.5 million, inclusive of $1.2 million in interest. We were also under audit for the same period by the City of New York and that audit continues to remain in discovery phase. The years from 2010 through 2012 remain open for the City of New York. We continue to evaluate the merits of the proposed assessment as new information becomes available when we meet the state authorities. We have not recorded a tax reserve related to the proposed assessment. Due to the limited availability of information as of December 31, 2013, an estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months of the reporting date could not be made.
The results for the year ended December 31, 2013 also included the correction of errors that resulted in an increase in tax benefits for corporate income taxes and a related increase in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2013, we identified corrections related to temporary differences in fixed assets for state depreciation resulting in the recognition of an income tax benefit of $225,000. Also, in the fourth quarter of 2013, we identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209,000 for a net benefit to the provision for corporate income taxes of $16,000 in the year ended December 31, 2013.
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
As of December 31, 2013, we had net deferred tax assets of $28.4 million. On a quarterly basis, we assess the weight of all available positive and negative evidence to determine whether the net deferred tax asset is realizable. We have historically been a taxpayer and are in a three year cumulative income position as of December 31, 2013 for federal as well certain state jurisdictions. In addition, based on trends in 2013, we projected future income sufficient to realize the deferred tax assets during the periods when the temporary tax deductible differences reverse. With the exception of the deductions related to our captive insurance company for state taxes, state taxable income has been and is projected to be the same as federal taxable income. Because we expected the captive insurance company to be discontinued in 2014, the assessment of the realizability of the state deferred tax assets was consistent with the federal tax analysis above. We have state net operating loss carry-forwards, which we believed would be realized within the available carry-forward period, except for a small net operating loss carry-forward in Rhode Island due to the short carry-forward period in that state. Accordingly, we concluded that it was more likely than not that the deferred tax assets would be realized.
Segment Results of Operations
Our operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, Swiss Sports Clubs and BFX Studio, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. Historically, we have determined that these clubs had similar economic characteristics and met the criteria which permit them to be aggregated into one reportable segment. BFX Studio, which had its first opening in September 2014, reported as a separate reportable segment as it does not meet the aggregation criteria to be aggregated with the other operating segments.
We present earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization ("EBITDA") as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.
The following discussion sets forth our financial performance by reportable segment for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, BFX Studio had no impact on our consolidated financial statements.
Clubs (New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, and Swiss Sports Clubs)

	Year ended December 31,
	2014	2013
Revenue	$453,516	$470,225
EBITDA	$53,524	$91,770
Clubs revenue decreased $16.7 million, or 3.6%, in the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of decline in membership revenue. Comparable club revenue decreased 4.2% in the year ended December 31, 2014 compared to the prior year. Memberships at our comparable clubs were down 3.1%, the price of our dues and fees were down 0.5%, and the combined effect of ancillary club revenue, joining fees and other revenue were down 0.6%.
Clubs EBITDA decreased $38.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflecting lower membership revenues, and increased club operating expense mainly due to higher rent and occupancy expense, utilities expense, and marketing costs. Comparability in 2014 was also negatively impacted by $3.2 million of insurance proceeds received in 2013 in connection with property damaged by Hurricane Sandy, as well as an increased fixed asset and goodwill impairment charges of $4.0 million in 2014.
We are in the process of introducing the HVLP strategy to most of our clubs. As of December 31, 2014, 71 clubs are under this new pricing strategy. We expect most of our clubs to be converted to the HVLP strategy by May 31, 2015, with approximately 25 clubs offering only Passport Memberships. These converted clubs are expected to experience earnings pressure in the near-term related to existing members opting for lower dues as well as new members enrolling at lower rates. However, we believe the HVLP strategy will improve results and increase market share for our brands in the long-run from the increased membership sales volume.

BFX Studio

	Year ended December 31,
	2014	2013
Revenue	$326	$—
EBITDA	$(3,556)	$(364)
BFX Studio reported revenue of $326,000 for the year ended December 31, 2014, primarily reflecting revenue of our first BFX Studio that was opened in September 2014. We currently plan to open three additional BFX Studio units in 2015.
BFX Studio reported EBITDA loss of $3.6 million in 2014 and $364,000 in 2013 primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our first BFX Studio unit and additional units with leases executed and development underway.
Liquidity and Capital Resources
As of December 31, 2014, we had $93.5 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2014, $85.4 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2014 decreased $62.6 million compared to the prior year. In the year ended December 31, 2014, cash received from membership dues and joining fees decreased $10.9 million and for-pay programs decreased $18.8 million, principally related to lower membership volume in 2014 compared with the prior year. The cash decrease also reflected an increase in cash paid for income taxes of $23.2 million (after utilization of net operating losses and carryforwards) primarily related to the legal sale of the East 86th Street property, which is treated as a financing arrangement for accounting purposes, but recognized as of the date of sale for Federal and State income taxes. In addition, there were increased payments for rent of $6.2 million and utilities of $2.9 million. The decrease in accrued payroll expenses also generated an unfavorable cash flow variance of $4.9 million in 2014 principally due to timing differences in payroll payment. These cash decreases were partially offset by the decline in cash paid for interest of $2.6 million in 2014.
Net cash provided by operating activities for the year ended December 31, 2013 increased $7.3 million compared to prior year. The increase was driven by increased cash received from for-pay programs of $4.7 million, and lower cash paid for interest of $4.0 million. In addition, the decrease in accounts receivable generated a favorable cash flow variance of $3.7 million to 2013, primarily due to a change in our billing policy effective January 1, 2013 related mainly to personal training session sales that were previously sold “on account.” The decrease in cash flows also reflected the timing of certain payments and collections made associated with our accrued expenses and deferred membership costs. These cash increases were partially offset by a decrease in cash received related to membership dues and joining fees of $9.4 million from lower membership volume in 2013 compared with 2012.
Investing Activities.    Net cash used in investing activities increased $11.4 million in the year ended December 31, 2014 compared to the prior year. Investing activities in the year ended December 31, 2014 consisted of capital expenditures for the building of new clubs, remodeling of existing clubs, the purchase of new fitness equipment and capital investment in information technology. The 2014 amount includes approximately $18.6 million related to 2014 and 2015 openings, including those under our new BFX Studio concept. Total capital expenditures also includes approximately $20.7 million to continue to enhance or upgrade existing clubs, and $661,000 principally related to major renovations at clubs with recent lease renewals. In addition, we invested $2.1 million to enhance our management information and communication systems. These capital expenditures are funded by available cash on hand and the after-tax proceeds from the legal sale of the East 86th Street property. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts, other than amounts used in 2014 to repay debt as described below, to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on our unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, we do not expect to have a required prepayment at that time.
Net cash used in investing activities increased $8.1 million to $30.6 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Investing activities in the year ended December 31, 2013 consisted of capital expenditures for the remodeling of existing clubs, the purchase of new fitness equipment and capital investment in information technology. The 2013 amount includes approximately $16.2 million to continue to upgrade existing clubs, $8.0 million principally related to major renovations at clubs with recent lease renewals and upgrading certain clubs for our UXF zones and our in-club entertainment system network, and $1.1 million related to our planned 2014 club openings. In addition, we invested $3.8 million to enhance our management information and communication systems and approximately $195,000 related to our warehouse and laundry facility. Investing activities in the year ended December 31, 2013 also consisted of $2.9 million of net cash paid for the acquisition of clubs and approximately $1.4 million related to renovations at these clubs. These capital investments were partially offset by $3.2 million of insurance proceeds primarily in connection with insurance recoveries related to property damages from Hurricane Sandy.
For the year ending December 31, 2015, we currently plan to invest $30.0 million to $34.0 million in capital expenditures. This amount includes approximately $5.4 million to $6.5 million related to planned 2015 openings, including both clubs and BFX Studio units. Total capital expenditures also includes approximately $17.0 million to $19.0 million to continue enhancing or upgrading existing clubs and approximately $5.0 million to $6.0 million principally related to major renovations at certain clubs. We also expect to invest approximately $3.0 million to continue to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow from operations and available cash on hand.
Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2014 was $57.5 million compared to net cash used in financing activities of $975,000 for the prior year. In the year ended December 31, 2014, financing activities consisted of $83.4 million in gross cash proceeds from the sale of the East 86th Street property, accounted for as a building financing arrangement, partially offset by $3.2 million of real property transfer taxes, broker fees and other costs associated with the property sale. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. Accordingly, we re-paid $13.5 million of principal of the 2013 Term Loan Facility in November 2014. The total principal payments made on the 2013 Term Loan Facility in the year ended December 31, 2014 was $16.7 million. In addition, we paid cash dividends to common stockholders of $7.9 million in the year ended December 31, 2014 compared to $4.1 million of dividends in the prior year.
Net cash used in financing activities decreased $46.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. In the year ended December 31, 2013, we were not required to make the regularly scheduled quarterly principal payments pursuant to our previous 2011 Term Loan Facility (defined below) as a result of a voluntary prepayment made in August 2012 of $15.0 million. In addition, the second amendment to our previous 2011 Senior Credit Facility (defined below) in November 2012 waived the requirement to pay the excess cash flow payment that was due on March 31, 2013. On November 15, 2013, we refinanced our long-term debt. In connection with the refinancing, we repaid the remaining principal amounts of the 2011 Term Loan Facility of $315.7 million and received $323.4 million under the 2013 Term Loan Facility, net of original issue discount (“OID”) of $1.6 million. In connection with the debt refinancing, we paid $5.1 million in debt issuance costs. We also received $600,000 related to proceeds from stock option exercises in the year ended December 31, 2013, while in the year ended December 31, 2012 we received $2.4 million. In the year ended December 31, 2013, we also paid $4.1 million of dividends composed of a quarterly dividend of $3.8 million and $296,000 of dividends paid on the vesting of restricted stock, compared to the special dividends paid totaling $70.3 million in the year ended December 31, 2012.
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5.1 million and will be amortized as interest expense and are included in other assets in the accompanying consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2014, we have made a total of $16.7 million in principal payments on the 2013 Term Loan Facility.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of December 31, 2014 as our only utilization of the 2013 Revolving Loan Facility as of December 31, 2014 was $3.0 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of December 31, 2014 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4:50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 11 - Building Financing Arrangement, we received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards). Accordingly, we made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, we recorded loss on extinguishment of debt of $493,000, consisting of the write-off of unamortized debt issuance costs and debt discount of $119,000 and $374,000, respectively, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2014. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, we do not expect to be required to make a payment at any time. In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2014 did not result in any required payments.
As of December 31, 2014, the 2013 Term Loan Facility has a gross principal balance of $308.3 million and a balance of $299.9 million net of unamortized debt discount of $8.4 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2014, the unamortized balance of debt issuance costs of $3.7 million is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2014 was $42.0 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the "Amendment") to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Repayment of 2011 Senior Credit Facility
Contemporaneously with entry into the 2013 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2011 Term Loan Facility of $315.7 million. The 2011 Term Loan Facility was set to expire on May 11, 2018. There were no outstanding amounts under the 2011 Revolving Loan Facility as of November 15, 2013, the date of the initial borrowing under the 2013 Senior Credit Facility. The 2011 Term Loan Facility was repaid at face value of $315.7 million plus accrued and unpaid interest of $807,000 and letter of credit fees and commitment fees of $67,000. The total cash paid in connection with this repayment was $316.6 million as of November 15, 2013 with no early repayment penalty. We determined that the 2013 Senior Credit Facility was not substantially different than the 2011 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2011 Senior Credit Facility and a portion was accounted for as an extinguishment. As of November 15, 2013, we recorded loss on extinguishment of debt of approximately $750,000, representing the write-off of the remaining unamortized debt costs and debt discount related to the portion of the 2011 Senior Credit Facility that was accounted for as an extinguishment, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2013.
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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. We entered into an interest rate swap arrangement which effectively converted $150.0 million of our variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150.0 million when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, we amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, we further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60.0 million incremental term loan. In connection with the Second Amendment to the 2011 Senior Credit Facility, we further amended the interest rate swap to increase the notional amount to $160.0 million and extended the maturity of the swap from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap will continue to have a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2014 and 2013, and the amount related to hedge ineffectiveness for the year ended December 31, 2012 was de minimis.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Consolidated Debt
As of December 31, 2014, our total principal amount of debt outstanding was $308.3 million. This substantial amount of debt could have significant consequences, including:

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
Building Financing Arrangement
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect to lease (“Initial Lease”) the premises to at least March 2016 and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we will enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments during the year ended December 31, 2014 in this regard. The proceeds of $83.4 million, which is net of $1.8 million to be held in escrow for our former tenant and $500,000 to remain in escrow to be released to us six months after the date of sale, are included in our cash flow statement for 2014 as a financing inflow.
As of December 31, 2014, the total financing arrangement was $83.4 million, and accrued interest on financing arrangement was immaterial at December 31, 2014. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing will be characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though we no longer have legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, we do not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on our balance sheet until any continuing involvement has ceased.
As of December 31, 2014, the net book value of the building and building improvements was $3.2 million and the book value of the land was $986,000. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the options periods. These fees are recorded in Other assets on our consolidated balance sheet as of December 31, 2014.
Payments made under the Initial Lease, including rental income related to our tenant in the building that was assigned to the purchaser/landlord, are recognized as interest expense on the underlying financing arrangement. Included in the contractual obligation table below are our future lease commitment of $750,000 per year under the remaining term of the Initial Lease, which includes the option periods and will be recorded as interest expense. Rental income related to our former tenant in the building of approximately $2.0 million per year and the amortization of the deferred costs of $126,000 per year as of December 31, 2014 will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).
Contractual Obligations and Commitments
As of December 31, 2014, our contractual obligations listed in the table below and payments by period were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations(4)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$308,284	$3,114	$6,228	$6,228	$292,714
Interest payments on long-term debt(2)	84,843	15,439	30,453	27,319	11,632
Operating lease obligations(3)	621,420	91,052	165,784	134,532	230,052
Total contractual obligations	$1,014,547	$109,605	$202,465	$168,079	$534,398
__________________________
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2014 and no payments are currently required in 2015 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of December 31, 2014.

(3)
Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results. Amounts include net obligations under the Initial Lease related to the building financing arrangement. Does not include any amounts relating to the New Club Lease. See "Building Financing Arrangement" and Note 11 - Building Financing Arrangement to our consolidated financial statements.

(4)	The table above does not reflect payments related to planned club closures.
The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

We had working capital of $52.3 million and $27.8 million at December 31, 2014 and December 31, 2013, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of December 31, 2014, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs) and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and joining fees paid at the time of enrollment and totaled $37.0 million and $33.9 million at December 31, 2014 and December 31, 2013, respectively. Joining fees received are deferred and amortized over the estimated average membership life of a club member. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of members or clubs open and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not affect working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of remaining availability at December 31, 2014 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
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
The most significant assumptions and estimates relate to the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, insurance reserves, legal contingencies and the estimated average membership life.
Estimated average membership life.    Our one-time member joining fees and a portion of related direct expenses, up to the amount of total deferred joining fees, are deferred and recognized on a straight-line basis in operations over our current estimated average membership life of 22 months for our unrestricted members and 26 months for our restricted members. We monitor factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjust the estimate on a quarterly basis. The estimated average membership life could increase or decrease in future periods. Consequently, deferred initiation fees and direct expenses would increase or decrease accordingly.
Fixed and intangible assets.    Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club and BFX Studio base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated considering a combination of a market participant approach and a cost approach. In determining the recoverability of fixed assets, Level 3 inputs are used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of each respective lease. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. See Note 3 - Summary of Accounting Policies to our consolidated financial statements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. The fair value of fixed assets evaluated for impairment is determined considering a combination of a market participant approach and a cost approach. See Note 5 - Fixed Asset to our consolidated financial statements.
In the year ended December 31, 2014, we tested 36 underperforming clubs and recorded an impairment loss of $4.6 million on fixed assets related to a total of nine clubs, including five underperforming clubs, three clubs which were closed in 2014 and one club we expect to convert into a managed location in February 2015. The 27 other clubs tested that did not have impairment charges had an aggregate of $38.3 million of net leasehold improvements and furniture and fixtures remaining as of December 31, 2014. The remaining impaired clubs have been converted or the Company plans to convert to the HVLP pricing strategy in the first half of 2015. To the extent the HVLP pricing strategy does not meet its expectations, the Company may record additional impairment charges.
Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), our three clubs located in Switzerland (“SSC”) and our BFX Studio ("BFX Studio"). As of December 31, 2014, the WSC region, PSC region, the Outlier Clubs and BFX Studio do not have goodwill balances. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.
As of February 28, 2014 and February 28, 2013, we performed our annual impairment test of goodwill. As of February 28, 2014, we concluded that there would be no remaining implied value attributable to the Outlier Clubs. As a result of this test, we impaired $137,000 of goodwill associated with this reporting unit. We did not have a goodwill impairment charge in the NYSC, BSC and SSC regions.
Due to the triggering event caused by the significant decrease in market capitalization and changes in expected performance, we performed an interim evaluation of goodwill by reporting unit as of May 31, 2014 and December 31, 2014. There were no goodwill impairments as a result of these interim tests. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company.
For the December 31, 2014, May 31, 2014 and February 28, 2014 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, we utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. We believe our assumptions are reasonable, however, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2014, May 31, 2014 and February 28, 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair values of NYSC and SSC were greater than book values by 40% and 8%, respectively, as of December 31, 2014; 36% and 65%, respectively, as of May 31, 2014 and 48% and 73%, respectively, as of February 28, 2014. BSC was not tested separately in the interim tests as the goodwill balance was deemed immaterial. As of February 28, 2014, the estimated fair value of BSC was 24% greater than book value.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. We developed long-range financial forecasts (five years) for all reporting units and assumed organic growth from the existing club base. Terminal growth rates were calculated for years beyond the five year forecast. As of December 31, 2014, we used discount rates ranging from 12.5% to 17.8% and terminal growth rates ranging from 0.5% to 2.0%. As of May 31, 2014, we used discount rates ranging from 9.3% to 13.6% and terminal growth rates ranging from 0.5% to 2.0%. As of February 28, 2014, we used discount rates ranging from 9.5% to 16.5% and terminal growth rates ranging from 0.0% to 2.8%. These assumptions are developed separately for each reporting unit. These assumptions are developed separately for each reporting unit. In connection with the impairment test as of December 31, 2014, we determined that to conclude an impairment for SSC, the discount rate would have to increase from 12.5% to 20.6% or the terminal growth rate would have to decrease from 2.0% to (4.3)%.
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
Deferred income taxes.   Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant weight is given to positive and negative evidence that is objectively verifiable.
Our deferred tax asset realization assessment considers future income which considers the execution of our business plans and other expectations about future outcomes and is based on certain assumptions. These assumptions require significant judgment about the forecast of future income and are consistent with the plans and estimates we are using to manage our business. When actual results do not meet our forecasted results or there are changes to future business results, such changes can lead to a change in judgment related to the realization of the deferred tax asset.
We are projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. We determined that it is appropriate to conclude that there are losses that are projected in the near term due to the conversion to the HVLP strategy, which includes increased marketing spend and lower membership revenue during initial months of conversion. We believe the conversion to the HVLP strategy will significantly increase membership at the HVLP clubs in future periods and related income. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on these factors, most notably the projected three year cumulative loss, in the fourth quarter of 2014, we recorded a $60.4 million non-cash charge to income tax expense to establish a full valuation allowance against our U.S. net deferred tax assets.
Tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit or a recognized tax position under examination could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our debt effectively bears interest at fixed and variable rates so that we are exposed to market risks resulting from interest rate fluctuations. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We do not participate in speculative derivative trading.
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of December 31, 2014, we had $308.3 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of December 31, 2014, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $222,000.
For additional information concerning the terms of our 2013 Term Loan Facility, see Note 10 — Long-Term Debt to our consolidated financial statements in this Annual Report.
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
As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2014, we maintained effective internal control over financial reporting.
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
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their attestation report included following the signature page hereto, included in Item 15.
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
During the first quarter of 2014, we implemented a control to review all journal entries created and posted in our accounting and financial reporting system, to determine which, if any, entries were created and posted by a single individual. In the event that a single individual created and posted a journal entry, the details of the entry are independently reviewed and approved timely by management to ensure completeness, accuracy and validity of the entry.
Management tested this control and found it to be designed and operating effectively and concluded as of September 30, 2014, this material weakness had been remediated.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2014 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Deadline for Receipt of Stockholder Proposals.”
The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Robert Giardina	Executive Chairman, Town Sports International Holdings, Inc.
Paul N. Arnold	Former Chairman of the Board and Chief Executive Officer, Cort Business Services, Inc.
Bruce C. Bruckmann	Managing Director, Bruckmann, Rosser, Sherrill & Co., LP
J. Rice Edmonds	Managing Director, Edmonds Capital, LLC
John H. Flood III	Chief Executive Officer, Synergy Global Outsourcing, LLC
Thomas J. Galligan III	Former Executive Chairman, Papa Gino’s Holdings Corp.
Kevin McCall	Chief Executive Officer and President, Paradigm Properties, LLC
Executive Officers:
Robert Giardina	Executive Chairman
Daniel Gallagher	Chief Executive Officer and President
Carolyn Spatafora	Chief Financial Officer
Nitin Ajmera	Senior Vice President — Shared Services and Controller
Paul Barron	Senior Vice President — Chief Information Officer
David M. Kastin	Senior Vice President — General Counsel and Corporate Secretary
Scott Milford	Senior Vice President — Human Resources
Item 11.        Executive Compensation
The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation” and “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation.”
The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2014 Fiscal Year.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information about securities authorized for issuance under equity compensation plans is incorporated herein by reference to the following section of the Proxy Statement: "Executive Compensation - Equity Compensation Plan Information."
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
(3)    Exhibits. See Item 15(b) below.
(b)    Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-37 of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ DANIEL GALLAGHER

Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ DANIEL GALLAGHER	Chief Executive Officer (principal executive officer)	February 26, 2015
Daniel Gallagher

By:	/s/ CAROLYN SPATAFORA	Chief Financial Officer (principal financial and accounting officer)	February 26, 2015
Carolyn Spatafora

By:	/s/ PAUL ARNOLD	Director	February 26, 2015
Paul Arnold

By:	/s/ BRUCE BRUCKMANN	Director	February 26, 2015
Bruce Bruckmann

By:	/s/ J. RICE EDMONDS	Director	February 26, 2015
J. Rice Edmonds

By:	/s/ JOHN H. FLOOD III	Director	February 26, 2015
John H. Flood III

By:	/s/ THOMAS J. GALLIGAN III	Director	February 26, 2015
Thomas J. Galligan III

By:	/s/ ROBERT GIARDINA	Executive Chairman	February 26, 2015
Robert Giardina

By:	/s/ KEVIN MCCALL	Director	February 26, 2015
Kevin McCall

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 27, 2015

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(All figures in thousands except share and per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$93,452	$73,598
Accounts receivable, net	3,656	3,704
Inventory	573	473
Deferred tax assets	724	17,010
Prepaid corporate income taxes	11,588	6
Prepaid expenses and other current assets	12,893	10,850
Total current assets	122,886	105,641
Fixed assets, net	233,644	243,992
Goodwill	32,593	32,870
Intangible assets, net	394	908
Deferred tax assets	—	11,340
Deferred membership costs	7,396	8,725
Other assets	12,920	10,316
Total assets	$409,833	$413,792
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,114	$3,250
Accounts payable	2,873	8,116
Accrued expenses	26,702	31,536
Accrued interest	376	737
Dividends payable	291	259
Deferred revenue	36,950	33,913
Deferred tax liabilities	300	—
Total current liabilities	70,606	77,811
Long-term debt	296,757	311,659
Building financing arrangement	83,400	—
Dividends payable	211	407
Deferred lease liabilities	53,847	56,882
Deferred tax liabilities	11,999	—
Deferred revenue	2,455	2,460
Other liabilities	8,642	8,089
Total liabilities	527,917	457,308
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both December 31, 2014 and December 31, 2013
Common stock, $0.001 par value; issued and outstanding 24,322,249 and 24,072,705 shares at December 31, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	(10,055)	(13,846)
Accumulated other comprehensive income	395	2,052
Accumulated deficit	(108,448)	(31,746)
Total stockholders’ deficit	(118,084)	(43,516)
Total liabilities and stockholders’ deficit	$409,833	$413,792
See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012
(All figures in thousands except share and per share data)

	2014	2013	2012
Revenues:
Club operations	$447,871	$464,240	$473,177
Fees and other	5,971	5,985	5,804
	453,842	470,225	478,981
Operating Expenses:
Payroll and related	177,009	174,894	181,632
Club operating	192,716	179,683	178,950
General and administrative	31,352	28,431	24,139
Depreciation and amortization	47,307	49,099	49,391
Insurance recovery related to damaged property	—	(3,194)	—
Impairment of fixed assets	4,569	714	3,436
Impairment of goodwill	137	—	—
	453,090	429,627	437,548
Operating income	752	40,598	41,433
Loss on extinguishment of debt	493	750	1,010
Interest expense	19,039	22,617	24,640
Interest income	—	(1)	(43)
Equity in the earnings of investees and rental income	(2,402)	(2,459)	(2,461)
(Loss) income before provision for corporate income taxes	(16,378)	19,691	18,287
Provision for corporate income taxes	52,611	7,367	6,321
Net (loss) income	$(68,989)	$12,324	$11,966
(Loss) earnings per share:
Basic	$(2.84)	$0.51	$0.51
Diluted	$(2.84)	$0.50	$0.50
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	24,266,407	24,031,533	23,436,393
Diluted	24,266,407	24,736,961	24,114,540
Dividends declared per common share	$0.32	$0.16	$3.00

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2014, 2013 and 2012
(All figures in thousands)

	2014	2013	2012
Net (loss) income	$(68,989)	$12,324	$11,966
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, ($49) and $0 for the years ended December 31, 2014, 2013 and 2012, respectively	(545)	68	95
Interest rate swap, net of tax of $0, ($583) and $61 for the years ended December 31, 2014, 2013 and 2012, respectively	(1,112)	758	(120)
Total other comprehensive (loss) income, net of tax	(1,657)	826	(25)
Total comprehensive (loss) income	$(70,646)	$13,150	$11,941

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2014, 2013 and 2012
(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2011	23,040,881	$23	$(19,934)	$1,251	$19,014	$354
Stock option exercises	534,514	1	2,351	—	—	2,352
Common stock grants	12,502	—	116	—	—	116
Restricted stock grants	251,500	—	—	—	—	—
Cancellation of options	—	—	(49)	—	—	(49)
Forfeiture of restricted stock	(26,291)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,190	—	—	1,190
Dividends declared on common stock	—	—	—	—	(71,400)	(71,400)
Net income	—	—	—	—	11,966	11,966
Derivative financial instruments	—	—	—	(120)	—	(120)
Foreign currency translation adjustment	—	—	—	95	—	95
Balance at December 31, 2012	23,813,106	24	(16,326)	1,226	(40,420)	(55,496)
Stock option exercises	135,786	—	600	—	—	600
Common stock grants	29,562	—	305	—	—	305
Restricted stock grants	178,500	—	—	—	—	—
Cancellation of options	—	—	(80)	—	—	(80)
Forfeiture of restricted stock	(84,249)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,899	—	—	1,899
Tax shortfall from stock option exercises and restricted stock vesting	—	—	(244)	—	—	(244)
Dividends declared on common stock	—	—	—	—	(3,850)	(3,850)
Dividend forfeitures	—	—	—	—	200	200
Net income	—	—	—	—	12,324	12,324
Derivative financial instruments	—	—	—	758	—	758
Foreign currency translation adjustment	—	—	—	68	—	68
Balance at December 31, 2013	24,072,705	24	(13,846)	2,052	(31,746)	(43,516)
Stock option exercises	73,043	—	133	—	—	133
Common stock grants	21,248	—	245	—	—	245
Restricted stock grants	196,500	—	—	—	—	—
Cancellation of options	—	—	(71)	—	—	(71)
Forfeiture of restricted stock	(31,956)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,666	—	—	1,666
Tax benefit from stock option exercises and restricted stock vesting, net	—	—	1,613	—	—	1,613
Tax benefit on dividend payments	—	—	205	—	—	205
Dividends declared on common stock	—	—	—	—	(7,736)	(7,736)
Dividend forfeitures	—	—	—	—	23	23
Net loss	—	—	—	—	(68,989)	(68,989)
Derivative financial instruments	—	—	—	(1,112)	—	(1,112)
Foreign currency translation adjustment	—	—	—	(545)	—	(545)
Balance at December 31, 2014	24,331,540	$24	$(10,055)	$395	$(108,448)	$(118,084)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(All figures in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(68,989)	$12,324	$11,966
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	47,307	49,099	49,391
Insurance recovery related to damaged property	—	(3,194)	—
Impairment of fixed assets	4,569	714	3,436
Impairment of goodwill	137	—	—
Loss on extinguishment of debt	493	750	1,010
Amortization of debt discount	1,304	996	517
Amortization of debt issuance costs	627	1,153	1,135
Amortization of building financing costs	31	—	—
Noncash rental income, net of non-cash rental expense	(5,399)	(5,692)	(4,037)
Share-based compensation expense	1,911	2,204	1,306
Net change in deferred taxes	40,129	6,120	5,865
Net change in certain operating assets and liabilities, net of acquisitions	(20,994)	898	(8,967)
Decrease in deferred membership costs	1,329	2,086	(694)
Landlord contributions to tenant improvements	1,684	1,472	1,345
Increase (decrease) in insurance reserves	482	(929)	(2,071)
Other	137	(613)	(149)
Total adjustments	73,747	55,064	48,087
Net cash provided by operating activities	4,758	67,388	60,053
Cash flows from investing activities:
Capital expenditures	(42,054)	(30,861)	(22,490)
Acquisition of businesses	—	(2,939)	—
Insurance recovery related to damaged property	—	3,194	—
Net cash used in investing activities	(42,054)	(30,606)	(22,490)
Cash flows from financing activities:
Proceeds from building financing arrangement	83,400	—	—
Building financing arrangement costs	(3,160)	—	—
Principal payments on 2013 Term Loan Facility	(16,716)	—	—
Proceeds from 2013 Senior Credit Facility, net of original issue discount	—	323,375	—
Proceeds from incremental term loan, net of original issue discount	—	—	59,700
Proceeds from replacement 2011 Term Loan Facility lenders	—	—	13,796
Principal payments to non-consenting 2011 Term Loan Facility lenders	—	—	(13,796)
Principal payments on 2011 Term Loan Facility	—	—	(36,007)
Repayment of 2011 Senior Credit Facility	—	(315,743)	—
Term loan issuance and amendment related financing costs	—	(4,356)	(3,346)
Debt issuance costs	—	(763)	(125)
Cash dividends paid	(7,877)	(4,088)	(70,296)
Proceeds from stock option exercises	133	600	2,352
Tax benefit from restricted stock vesting	1,723	—	—
Net cash provided by (used in) financing activities	57,503	(975)	(47,722)
Effect of exchange rate changes on cash	(353)	33	37
Net increase (decrease) in cash and cash equivalents	19,854	35,840	(10,122)
Cash and cash equivalents beginning of period	73,598	37,758	47,880
Cash and cash equivalents end of period	$93,452	$73,598	$37,758
Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$25	$2,859	$(645)
Increase in inventory	(101)	(36)	(148)
Increase in prepaid expenses and other current assets	(1,549)	(1,278)	(432)
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(9,856)	3,089	(3,094)
Change in prepaid corporate income taxes and corporate income taxes payable	(12,773)	1,604	(427)
Increase (decrease) in deferred revenue	3,260	(5,340)	(4,221)
Net change in certain working capital components	$(20,994)	$898	$(8,967)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(In thousands except share and per share data)
1.    Basis of Presentation
As of December 31, 2014, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 158 fitness clubs (“Clubs”) comprised of 107 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 30 clubs in the Boston market under the “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. As of December 31, 2014, the Company also owned and operated one BFX Studio which had its grand opening in September 2014.
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

Revenue Recognition
The Company is currently in the process of introducing a new pricing strategy to a majority of its clubs called High Value Low Price ("HVLP") strategy. As of December 31, 2014, 71 clubs are under this new pricing strategy. The Company historically offered Passport Membership, Core Membership, Gold Membership and Restricted Membership. The conversion process will eliminate the Core, Gold, and Restricted Memberships. The HVLP pricing strategy offers two basic types of membership plans: Premier Membership and Passport Membership. The Passport Membership continues to offer the same current level of service and amenities under a month-to-month plan, which allows members to use any club at any time.The Premier Membership allows members unlimited use of a single "home club" with access to use other non-home clubs for an additional usage fee. The revenue recognition related to monthly dues revenue will not be impacted by the change in membership pricing strategy.
The Company generally receives one-time non-refundable joining fees and monthly dues from its members. Historically, the Company’s members had the option to join on either a month-to-month basis or to commit to a one-year membership. After a club adopts the HVLP strategy, it will only offer month-to-month memberships. Month-to-month members can cancel their membership at any time with 30 days notice. Membership dues for members who pay annual dues upfront are recognized on a straight-line basis over a 12-month period commencing with the first month of the new member contract. Membership dues for members who pay monthly are recognized in the period in which access to the club is provided.
Usage fees are recorded to membership revenue in the month the usage occurs. Usage fees recorded were $2,248, $2,126 and $2,166 for the years ended December 31, 2014, 2013 and 2012, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joining fees include initiation and processing fees and are currently deferred and recognized, on a straight-line basis, over the estimated average membership life.  Certain memberships also charge an annual fee beginning on the first day of membership and on each annual anniversary date thereafter or annually each January 1 and are deferred and recognized, on a straight-line basis over 12 months.
The related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are recognized, on a straight-line basis, in operations over the estimated average membership life.   Deferred membership costs were $7,396 and $8,725 at December 31, 2014 and 2013, respectively.
The Company tracks the estimated average membership life of restricted members separately from unrestricted members. The restricted membership base currently includes student memberships introduced in April 2010, teacher memberships introduced in April 2011 and first responder memberships, a one-time promotional offer in September 2011. As of December 31, 2014, the estimated average membership life of an unrestricted member and a restricted member is 22 months and 26 months, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volume, membership composition, competition, and general economic conditions, and adjusts the estimate on a quarterly basis. The table below summarizes the estimated average membership life of restricted members and unrestricted members that were in effect for each quarter during the past three year period from 2012 through 2014.

	Estimated Average Membership Life of an Unrestricted Member			Estimated Average Membership Life of a Restricted Member
Period	2014	2013	2012	2014	2013	2012
Three months ended March 31	22 months	25 months	28 months	28 months	27 months	25 months
Three months ended June 30	22 months	24 months	28 months	27 months	28 months	27 months
Three months ended September 30	22 months	23 months	28 months	26 months	28 months	28 months
Three months ended December 31	22 months	23 months	27 months	26 months	28 months	27 months
Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount collected for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2014 and 2013, the Company had approximately $15,207 and $14,309, respectively, of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction.

In addition to the prepaid personal training sessions the Company also offers a personal training membership product which consists of single or multi-session packages ranging from one to 16 sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and must be used in each respective month. Members who purchase this product commit to a six month period and revenue is recognized ratably over the six month commitment period.
The Company generates management fees from certain club facilities that are not wholly-owned. Management fees earned for services rendered are recognized at the time the related services are performed. These managed sites include three managed university locations, and seven managed sites, including four managed sites acquired in connection with our Fitcorp acquisition in May 2013. Revenue generated from managed sites were $1,502, $796 and $496 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $2,540 and $3,375 as of December 31, 2014 and 2013, respectively, pursuant to various state consumer protection laws.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Club Pre-opening Costs
Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2014, 2013 and 2012 totaled $7,903, $5,943 and $6,158, respectively and are included in Club operating expenses.
Cash and Cash Equivalents
The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2014 and 2013, $274 of cash related to this wholly-owned subsidiary was included in cash and cash equivalents.
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
Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,771, $3,310 and $2,955 as of December 31, 2014, 2013 and 2012, respectively.
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
Lease termination penalties are recognized at fair value based on the expected settlement amount with the landlord when the Company terminates the contract before the lease termination date. In the year ended December 31, 2014, the Company recorded $1,482 of lease termination penalties, which was included in club operating expenses in the accompanying statements of operations. The Company did not incur any lease termination penalties in the years ended December 31, 2013 or 2012.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts due from the Company’s membership base and was $6,206 and $6,013 at December 31, 2014 and 2013, respectively, before the allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a customer’s ability to pay.
Following are the changes in the allowance for doubtful accounts for the years December 31, 2014, 2013 and 2012:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2014	$2,309	$9,826	$(9,624)	$2,511
December 31, 2013	$3,249	$8,335	$(9,275)	$2,309
December 31, 2012	$2,440	$9,711	$(8,902)	$3,249

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory consists of supplies, headsets for the club entertainment system, clothing and other items for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.
Fixed Assets
Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing or enhancing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.
Intangible Assets and Debt Issuance Costs
Intangible assets are stated at cost and amortized by the straight-line method over their respective estimated lives. Intangible assets currently consist of membership lists, management contracts and trade names. Historically, intangible assets also included covenants-not-to-compete and a beneficial lease. Covenants-not-to-compete are amortized over the contractual life, generally one to five years, and beneficial leases are amortized over the remaining life of the underlying club lease. Membership lists are amortized over the estimated average membership life, currently at 22 months, management contracts are amortized over their current contractual lives of between nine and 11 years and trade names are amortized over their estimated useful lives of between 10 and 20 years.
Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization of debt issue costs was $627, $1,153 and $1,135, for the years ended December 31, 2014, 2013 and 2012, respectively. Building financing costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying financing arrangement, 25 years, using the interest method. Amortization of building financing costs was $31 for the year ended December 31, 2014. There were no building financing costs in the years ended December 31, 2013 and 2012, respectively.
Fair Value Measurements
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
Accounting for the Impairment of Long-Lived Assets and Goodwill
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated considering a combination of market approach and a cost approach. In determining the recoverability of fixed assets Level 3

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club.
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
Goodwill impairment testing is a two-step process. Prior to performing this two-step process, companies also have the option to apply a qualitative approach to assess goodwill for impairment. Under the qualitative approach, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Companies that do not elect to perform the qualitative approach may proceed directly to the two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs this analysis annually as of the last day of February and in the interim if a triggering event occurs. The Company’s goodwill impairment tests as of February 28, 2014, May 31, 2014 and December 31, 2014 were performed using the two-step goodwill impairment analysis.
Insurance
The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims, which are included in general and administrative expenses in the accompanying statements of operations. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $615 as of December 31, 2014.
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
The most significant assumptions and estimates relate to the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, insurance reserves, legal contingencies and the estimated average membership life.
Income Taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company also recognizes deferred tax in relation to the U.S. taxes on the total cumulative earnings of the Company's Swiss clubs. Deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on the weight of the evidence, in particular a projection to be in a cumulative loss during the three year period ending December 31, 2015, which is considered a significant piece of negative evidence, the Company recorded a $60,368 non-cash charge to income tax expense to establish a full valuation allowance against its U.S. net deferred tax assets in the fourth quarter of 2014.
The guidance related to accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2014	2013	2012
Cash paid
Interest (net of amounts capitalized)	$17,103	$19,744	$23,738
Income taxes	$23,553	$390	$924
Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	$4,822	$5,789	$2,797
Note: Interest includes cash payments under Initial Lease resulting from the sale of the East 86th Street property. See Notes 10 and 11 for additional noncash financing activities.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including changes in the fair value of the Company’s derivative financial instrument and foreign currency translation adjustments. The Company presents accumulated other comprehensive (loss) income in its consolidated statements of comprehensive (loss) income.
The Company uses a derivative financial instrument to limit exposure to changes in interest rates on the Company’s existing term loan facility. The derivative financial instrument is recorded at fair value on the balance sheet and changes in the fair value are either recognized in accumulated other comprehensive income (a component of shareholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument has been designated as a cash flow hedge. See Note 12 — Derivative Financial Instruments for more information on the Company’s risk management program and derivatives.
At December 31, 2014, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented, foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ (deficit) equity and the consolidated statements of comprehensive (loss) income. The effect of foreign exchange translation adjustments was $(545), net of tax of $0; $68, net of tax of $49 and $95, net of tax of $0, for the years ended December 31, 2014, 2013 and 2012, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2014, $85,396 of the cash balance of $93,452 was held at two financial institutions. The Company has not

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.
(Loss) Earnings Per Share
Basic (loss) earnings per share ("EPS") is computed by dividing net (loss) income applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	For The Year Ended December 31,
	2014	2013	2012
Weighted average number of common share outstanding — basic	24,266,407	24,031,533	23,436,393
Effect of dilutive share-based awards	—	705,428	678,147
Weighted average number of common shares outstanding — diluted	24,266,407	24,736,961	24,114,540
(Loss) earnings per share:
Basic	$(2.84)	$0.51	$0.51
Diluted	$(2.84)	$0.50	$0.50
For the year ended December 31, 2014, there was no effect of diluted stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for this period. There would have been 378,285 anti-dilutive shares had the Company not been in a net loss position for this period. For the years ended December 31, 2013 and 2012, we did not include options to purchase 269,992 and 306,904 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
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
On December 11, 2012, adjustments were made to certain stock options which were modified in order to maintain the intrinsic value of the options in connection with the Company’s special dividend payment of $3.00 per share paid on December 11, 2012. The modifications in most cases reduced the exercise price of the options and in certain other cases also increased the number of options. The option modification impacted 67 plan participants. The other existing terms and conditions of the options were not modified. The modification of these options resulted in incremental compensation expense of $148 which was recognized on the modification date on December 11, 2012 for options that were modified which had been fully expensed as of the modification date with additional incremental compensation expense of approximately $609 to be recognized ratably over the remaining vesting periods related to unvested options that were modified. As of December 31, 2014, there is less than $1 remaining which will be recognized in the three months ended March 31, 2015. The incremental compensation expense was determined by measuring the fair market value, using the Black-Scholes methodology, of the modified options immediately before and immediately after the dividend payment transaction.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the option awards for the periods presented below was determined using a Black-Scholes methodology using the following weighted average assumptions:

Common	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Date of Grant
2012 option modification incremental expense	2.6%	6 years	79%	—	$2.74
2012 option modification incremental expense	0.4%	3 years	50%	—	—
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
4.    Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, "Derivatives and Hedging" (Topic 815): "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the nature of the host contract in a hybrid instrument is in the form of debt or equity". This standard requires management to consider the stated and implied substantive terms and features of the hybrid financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact of this standard on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to evaluate, at each annual and interim reporting period, the Company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis for the annual period ending December 31, 2016 and is not expected to have a material effect on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is evaluating evaluate the impact of this standard on its financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The new guidance changes the criteria for reporting discontinued operations and requires additional disclosures of both discontinued operations and certain other disposals that do not qualify for discontinued operations reporting. Under the new criteria, only a disposal of a component of an entity or a group of components of an entity that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results should be presented as discontinued operations. The new guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company elected to early adopt the amended accounting standard. The adoption of this guidance did not have an impact on its financial statements.
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
5.    Fixed Assets
Fixed assets as of December 31, 2014 and 2013 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2014	2013
Leasehold improvements	$491,401	$503,174
Club equipment	105,486	99,461
Furniture, fixtures and computer equipment	65,373	61,481
Computer software	22,071	20,229
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	12,740	9,907
	703,052	700,233
Less: Accumulated depreciation and amortization	(469,408)	(456,241)
	$233,644	$243,992
Depreciation and leasehold amortization expense for the years ended December 31, 2014, 2013 and 2012, was $46,794, $48,785 and $49,391, respectively.
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized.
In the year ended December 31, 2014, the Company tested 36 underperforming clubs and recorded an impairment loss of $4,569 fixed assets related to a total of nine clubs, including five underperforming clubs, and three clubs which were closed in 2014 and one club we expect to convert to a managed location in February 2015. The 27 other clubs tested that did not have impairment charges had an aggregate of $38,297 of net leasehold improvements and furniture and fixtures remaining as of December 31, 2014. The remaining impaired clubs have been converted or the Company plans to convert to the HVLP pricing strategy in the first half of 2015. Under this pricing strategy, membership at these clubs is offered at a reduced price. To the extent the HVLP pricing strategy does not meet its expectations, the Company may record additional impairment charges.
In the year ended December 31, 2013, the Company recorded impairment charges totaling $714 related to three underperforming clubs. In the year ended December 31, 2012, the Company recorded impairment charges totaling $3,197 related to the write-off of fixed assets at four clubs that sustained severe damages in the aftermath of Hurricane Sandy and $239 related to one underperforming club.
The following table presents the long-lived assets measured at fair value on a nonrecurring basis for the period ended December 31, 2014:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014	$4,569	$—	$—	$4,569
December 31, 2013	$714	$—	$—	$714

6.    Club Closures
The Company reviewed its club portfolio and made the decision to close certain of its lower performing clubs in the second half of 2014, with possible additional clubs to be closed during 2015, in an effort to consolidate a portion of these members into other existing clubs. In the year ended December 31, 2014, eight clubs were closed, and an additional club is expected to close in the first quarter of 2015 and convert into a managed location. For the year ended December 31, 2014, the Company recognized a net occupancy gain of $1,442 for the closed clubs, reflecting a $2,924 write-off of deferred lease liability, partially offset by $1,482 of lease termination costs. The net gain of $1,442 is reflected in club operating expenses in the Company’s consolidated statements of operations. The Company also incurred $262 of other club closure expenses including legal fees, which are reflected in general and administrative expenses in the Company’s consolidated statements of operations.
Since the Company has decided to close these clubs before their lease expiration dates, these clubs were tested for impairment. As a result, in the year ended December 31, 2014, the Company recorded $734 of impairment losses at three of these clubs on leasehold improvements and furniture and fixtures present in the clubs to be closed.
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
8.    Goodwill and Intangible Assets
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio ("BFX Studio"). As of December 31, 2014, the WSC region, PSC region, the Outlier Clubs and BFX Studio do not have goodwill balances.
The Company’s annual goodwill impairment tests are performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. Due to the significant decrease in market capitalization and a decline in the Company’s business outlook, the Company performed interim impairment tests as of December 31, 2014 and May 31, 2014.
The Company’s current year annual goodwill impairment test as of February 28, 2014 and the interim test performed as of May 31, 2014 and December 31, 2014 were performed using the two-step goodwill impairment analysis. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company concluded that there would be no remaining implied value attributable to the Outlier Clubs. As a result of the annual test, the Company impaired $137 of goodwill associated with this reporting unit. The Company did not have a goodwill impairment charge in the NYSC, BSC and SSC regions as a result of either test.
For the December 31, 2014, May 31, 2014 and February 28, 2014 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of December 31, 2014, May 31, 2014 and February 28, 2014 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair values of NYSC and SSC were greater than book values by 40% and 8%, respectively, as of December 31, 2014; 36% and 65%, respectively, as of May 31, 2014 and 48% and 73%, respectively, as of February 28, 2014. BSC was not tested separately in the interim tests as the goodwill balance was deemed immaterial. As of February 28, 2014, the estimated fair value of BSC was 24% greater than book value.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years) for all reporting units and assumed organic growth from the existing club base. Terminal growth rates were calculated for years beyond the five year forecast. As of December 31, 2014, the Company used discount rates ranging from 12.5% to 17.8% and terminal growth rates ranging from 0.5% to 2.0%. As of May 31, 2014, the Company used discount rates ranging from 9.3% to 13.6% and terminal growth rates ranging from 0.5% to 2.0%. As of February 28, 2014, the Company used discount rates ranging from 9.5% to 16.5% and terminal growth rates ranging from 0.0% to 2.8%. These assumptions are developed separately for each reporting unit.
The changes in the carrying amount of goodwill from December 31, 2013 through December 31, 2014 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,403	$15,775	$1,321	$3,982	$52,481
Less: accumulated impairment of goodwill	—	(15,766)	—	(3,845)	(19,611)
Balance as of December 31, 2013	31,403	9	1,321	137	32,870
Changes due to foreign currency exchange rate fluctuations	—	—	(140)	—	(140)
Less: impairment of goodwill	—	—	—	(137)	(137)
Balance as of December 31, 2014	$31,403	$9	$1,181	$—	$32,593
Intangible assets as of December 31, 2014 and 2013 are as follows:

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(11,163)	$181
Management contracts	250	(73)	177
Trade names	40	(4)	36
	$11,634	$(11,240)	$394

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(10,696)	$648
Non compete agreements	1,508	(1,508)	—
Management contracts	250	(28)	222
Trade names	40	(2)	38
Other	23	(23)	—
	$13,165	$(12,257)	$908
Intangible assets were acquired in connection with the Company’s acquisitions during 2013. Amortization expense of intangible assets for the years ended December 31, 2014 and 2013 was $513 and $314, respectively. There was no amortization expense of intangible assets for the year ended December 31, 2012.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortization expense for the next five years and thereafter of the acquired intangible assets is as follows:

Year Ending December 31,
2015	$223
2016	36
2017	30
2018	24
2019	19
2020 and thereafter	62
$394
9.    Accrued Expenses
Accrued expenses as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Accrued payroll	$3,966	$8,904
Accrued construction in progress and equipment	4,822	5,789
Accrued occupancy costs	7,493	6,741
Accrued insurance claims	2,065	1,863
Accrued other	8,356	8,239
	$26,702	$31,536
10.    Long-Term Debt
Long-term debt as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
2013 Term Loan Facility	$308,284	$325,000
Less: Unamortized discount	(8,413)	(10,091)
Less: Current portion due within one year	(3,114)	(3,250)
Long-term portion	$296,757	$311,659

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2015	$3,114
2016	3,114
2017	3,114
2018	3,114
2019	3,114
2020 and thereafter	292,714
$308,284
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2014, TSI LLC has made a total of $16,716 in principal payments on the 2013 Term Loan Facility.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of December 31, 2014 as the Company’s only utilization of the 2013 Revolving Loan Facility as of December 31, 2014 was $2,980 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of December 31, 2014 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4:50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 11 - Building Financing Arrangement, the Company received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards). Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, the Company recorded loss on extinguishment of debt of $493, consisting of the write-off of unamortized debt issuance costs and debt discount of $119 and $374, respectively, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2014. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, the Company does not expect to be required to make a payment at any time. In addition, the 2013 Senior Credit Facility contains provisions that

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually commencing with the fiscal year ending December 31, 2014 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2014 did not result in any required payments.
As of December 31, 2014, the 2013 Term Loan Facility has a gross principal balance of $308,284 and a balance of $299,871 net of unamortized debt discount of $8,413 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2014, the unamortized balance of debt issuance costs of $3,669 is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2014, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,980. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2014 was $42,020 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the "Amendment") to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Repayment of 2011 Senior Credit Facility
Contemporaneously with entry into the 2013 Senior Credit Facility, TSI, LLC repaid the outstanding principal amount of the 2011 Term Loan Facility of $315,743. The 2011 Term Loan Facility was set to expire on May 11, 2018. There were no outstanding amounts under the 2011 Revolving Loan Facility as of November 15, 2013, the date of the initial borrowing under the 2013 Senior Credit Facility. The 2011 Term Loan Facility was repaid at face value of $315,743 plus accrued and unpaid interest of $807 and letter of credit fees and commitment fees of $67. The total cash paid in connection with this repayment was $316,617 as of November 15, 2013 with no early repayment penalty. The Company determined that the 2013 Senior Credit Facility was not substantially different than the 2011 Senior Credit Facility for certain lenders based on the less than 10% difference in cash flows of the respective debt instruments. A portion of the transaction was therefore accounted for as a modification of the 2011 Senior Credit Facility and a portion was accounted for as an extinguishment. As of November 15, 2013, the Company recorded loss on extinguishment of debt of approximately $750, representing the write-off of the remaining unamortized debt costs and debt discount related to the portion of the 2011 Senior Credit Facility that was accounted for as an extinguishment, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2013.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $221,964 and $327,438, respectively, at December 31, 2014 and December 31, 2013, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 12 — Derivative Financial Instruments.
Interest Expense
The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Interest costs expensed	$18,228	$22,617	$24,640
Interest costs capitalized	300	32	—
Total interest expense and amounts capitalized	$18,528	$22,649	$24,640
Note: The table above does not include $810 of interest expense related to the building financing arrangement in fiscal 2014.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Building Financing Arrangement
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650, which includes $150 of additional payments to the Company. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club. The Company expects to lease (“Initial Lease”) the premises to at least March 2016 and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and the Company will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, the Company intends to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, the Company has two options at its sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although the Company expects that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay the Company liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, the Company has included the proceeds received as a financing arrangement on its balance sheet. Except for payments under the Initial Lease and the New Club Lease, the Company does not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. The Company recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments during the three months ended September 30, 2014 in this regard. The proceeds of $83,400, which is net of $1,750 to be held in escrow for the Company’s former tenant and $500 to remain in escrow to be released to the Company six months after the date of sale, are included in the Company’s cash flow statement for 2014 as a financing inflow.
As of December 31, 2014, the total financing arrangement was $83,400, and accrued interest on financing arrangement was not material at December 31, 2014. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though the Company no longer has legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, the Company does not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on the Company’s balance sheet until any continuing involvement has ceased.
As of December 31, 2014, the net book value of the building and building improvements was $3,229 and the book value of the land was $986. As part of the transaction, the Company incurred $3,160 of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the options periods. These fees are recorded in Other assets on the Company’s consolidated balance sheet as of December 31, 2014.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments made under the Initial Lease, including rental income related to the Company’s tenant in the building that was assigned to the purchaser/landlord, are recognized as interest expense in the underlying financing arrangement. Included in the table below is the Company’s future lease commitment of $750 per year under the remaining term of the Initial Lease, which includes the options periods and will be recorded as interest expense.

12 months ending December 31,
2015	$750
2016	750
2017	750
2018	750
2019	750
2020 and thereafter	14,771
Minimum lease commitments	$18,521
Not included in the table above are the rent portion of rental income related to the Company’s former tenant in the building ranging between $1,849 and $2,604 per year through March 2028 and the amortization of the deferred costs of $126 per year through September 2039 as of December 31, 2014 will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).
12.    Derivative Financial Instruments
In its normal operations, the Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on the Company's cash flows the Company may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Derivatives are not entered into for trading purposes and the Company only uses commonly traded instruments. Currently, the Company has used derivatives solely relating to the variability of cash flows from interest rate fluctuations.
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. This interest rate swap arrangement effectively converted $150,000 of the Company’s variable-rate debt based on a one-month Eurodollar rate to a fixed rate of 1.983%, or a total fixed rate of 7.483%, on this $150,000 when including the applicable 5.50% margin that was in effect under the 2011 Senior Credit Facility at that time. In August 2012, the Company amended the terms of the 2011 Senior Credit Facility to, among other things, reduce the applicable margin on Eurodollar rate loans from 5.50% to 4.50% and reduce the interest rate floor on Eurodollar rate loans from 1.50% to 1.25%. In conjunction with the First Amendment to the 2011 Senior Credit Facility in August 2012, the interest rate swap arrangement was amended to reduce the one-month Eurodollar fixed rate from 1.983% to 1.783%, or a total fixed rate of 6.283% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. On November 14, 2012, the Company further amended the terms of the 2011 Senior Credit Facility to, among other things, allow for the borrowing of a $60,000 incremental term loan. In connection with the Second Amendment to the 2011 Senior Credit Facility, the Company further amended the interest rate swap to increase the notional amount to $160,000 and extended the maturity of the swap to from July 13, 2014 to May 13, 2015. In addition, the one-month Eurodollar fixed rate was lowered from 1.783% to 1.693%, or a total of 6.193% when including the applicable 4.50% margin on Eurodollar rate loans in effect under the 2011 Senior Credit Facility at that time. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap arrangement it initially entered into on July 13, 2011 (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement will continue to have a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company's consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2014 and 2013, and the amount related to hedge ineffectiveness for the year ended December 31, 2012 was de minimis.
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2014	$1,294	$—	$1,294	$—
Interest rate swap liability as of December 31, 2013	$182	$—	$182	$—
The swap contract liability of $1,294 and $182 was recorded as a component of other liabilities as of December 31, 2014 and 2013, respectively, with the offset to accumulated other comprehensive income ($1,215 and $103, net of taxes, as of December 31, 2014 and 2013, respectively) on the accompanying consolidated balance sheets.
There were no significant reclassifications out of accumulated other comprehensive income in 2014 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at December 31, 2014 will be reclassified into earnings within the next 12 months.
13.    Leases
The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,265 as of December 31, 2014.
The leases expire at various times through August 31, 2029 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as CPI, and fair market value adjustments. In the next five years, or the period from January 1, 2015 through December 31, 2019, the Company has leases for 25 club locations that are due to expire without any renewal options, three of which are due to expire in 2015, and 48 club locations that are due to expire with renewal options.
Future minimum rental payments under non-cancelable operating leases are shown in the chart below. These amounts exclude obligations of $750 per year under the Initial Lease related to the building financing arrangement. These amounts do not include any amounts relating to the New Club Lease. Refer to Note 11 - Building Financing Arrangement for further details.

Minimum Annual Rental
Year Ending December 31,
2015	$90,302
2016	87,236
2017	77,048
2018	70,569
2019	62,463
Aggregate thereafter	226,489
Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2014, 2013 and 2012 was $124,816, $118,811 and $117,229, respectively. Such amounts include non-base rent items of $24,340, $23,539 and $23,291, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through December 31, 2022. Future minimum rentals receivable under noncancelable leases are shown in the chart below. These amounts exclude approximately $2,000 per year through March 2028 related to the rental tenant currently leasing space in the Company’s previously owned East 86th Street building in Manhattan. Because the legal sale of East 86th Street transaction is characterized as a financing rather than a sale, these rental payments are treated as interest on the financing arrangement. The Company will continue to account for the rental income from this retail tenant after such sale and until the tenant’s lease is terminated. Refer to Note 11 - Building Financing Arrangement for further details.

Minimum Annual Rental
Year Ending December 31,
2015	$2,264
2016	2,045
2017	1,649
2018	1,124
2019	926
Aggregate thereafter	1,251
Rental income, including non-cash rental income, for the years ended December 31, 2014, 2013 and 2012 was $4,195, $5,161 and $4,363, respectively. Such amounts include additional rental charges above the base rent of $242 and $59 for the years ended December 31, 2013 and 2012, respectively. There was no additional rental charges above the base rent for the year ended December 31, 2014. As stated above, the Company previously owned the building at the 86th Street club location which houses a rental tenant that generated rental income of approximately $2,000 for each of the years ended December 31, 2014, 2013 and 2012. Refer to Note 11 - Building Financing Arrangement for further details.
For the year ended December 31, 2013, rental income includes non-cash revenue of $424 related to an out of period adjustment for subtenants at certain locations.
14.    Stockholders’ (Deficit) Equity
a.     Capitalization
The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).
Effective December 31, 2014, the Company’s Board of Directors adopted a stockholder rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one preferred share right (a "Right") for each share of Common Stock held as of January 12, 2015. Each Right entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Shares") at an initial exercise price of $15, subject to certain adjustments.
The Rights become exercisable after ten days following the acquisition by an acquiring person or group of 20% or more of the Company’s outstanding Common Stock. If such acquiring person or group acquires 20% or more of the Common Stock, each Right (other than such acquiring person's or group's Rights, whose Rights become void upon exceeding the 20% threshold) will entitle the holder to purchase, at the exercise price, Common Stock having a market value equal to twice the exercise price of the Right.
The Rights will expire on June 30, 2016; provided that if at the Company’s 2015 annual meeting of stockholders, a proposal to approve the Rights Agreement has not been passed by a majority vote of the votes cast on such matter by the Company’s stockholders, the Rights will expire as of the close of business on the date following the certification of voting results of the Company’s 2015 annual meeting of the stockholders.
Subject to the provisions of the Rights Plan, at the Company's option, the Rights may be redeemed by the Company at an initial cash redemption price of $0.01 per Right or may be exchanged in whole or in part for one share of the Company's common stock, or one one-thousandth of a share of Preferred Share.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.    Common Stock Options
The outstanding Common Stock options as of December 31, 2014 vest in full at various dates between January 1, 2015 and April 30, 2015. The vesting of certain grants will be accelerated in the event that certain defined events occur including the sale of the Company. The term of each grant is generally ten years.
As of December 31, 2014, 2013 and 2012, a total of 1,023,606, 1,029,416 and 982,464 Common Stock options were exercisable, respectively.
At December 31, 2014, the Company had 7,000 and 1,023,521 stock options outstanding under its 2004 Stock Option Plan and 2006 Stock Incentive Plan, respectively.
The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense related to options, classified within payroll and related on the consolidated statements of operations, related to these plans was $299, $843, and $657 for the years ended December 31, 2014, 2013 and 2012, respectively, and the related tax benefit was $142, $362 and $286 for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 benefit of $142 was prior to the recognition of the valuation allowance. The total compensation expense of $299 for the year ended December 31, 2014 includes $160 related to incremental compensation expense recognized in connection with the modification of stock options described below.
In connection with the Company’s special dividend payment of $3.00 per share paid on December 11, 2012, stock option holders with vested in-the-money options (those with exercise prices less than $12.39) were paid an equivalent cash bonus of $3.00 per each vested in-the-money option. The total aggregate cash bonus paid on December 11, 2012 was approximately $2,496 and was recorded as payroll and related expense in the consolidated statements of operations for the year ended December 31, 2012. Additionally, on December 11, 2012, adjustments were made to certain stock options which were modified in order to maintain the intrinsic value of the options in connection with the Company’s special dividend payment. The modifications in most cases reduced the exercise price of the options and in certain other cases also increased the number of options. The option modifications impacted 67 plan participants. Other existing terms and conditions of the options were not modified. The modification of these options resulted in incremental compensation expense totaling $753, $148 of which was recognized on the modification date on December 11, 2012 for options that were modified which have been fully expensed as of the modification date. Additional incremental compensation expense of approximately $605 was recognized ratably over the remaining vesting periods related to unvested options that were modified. The incremental compensation expense was determined by measuring the fair market value, using the Black-Scholes methodology, of the modified options immediately before and immediately after the dividend payment transaction.
The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. An amendment to the 2006 Plan to increase the aggregate number of shares issuable under the plan by 500,000 shares from 2,500,000 shares to 3,000,000 shares was unanimously adopted by the Board of Directors on March 1, 2011, and approved by stockholders at the Annual Meeting of Stockholders on May 12, 2011. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. As of December 31, 2014, there were 281,305 shares available to be issued under the 2006 Plan.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the years ended December 31, 2012, 2013 and 2014:

	Common	Weighted Average Exercise Price
Balance at January 1, 2012	2,008,706	$5.40
Option Modifications	25,764	1.35
Exercised	(534,514)	4.40
Cancelled	(18,090)	15.28
Forfeited	(171,048)	2.60
Balance at December 31, 2012	1,310,818	5.21
Exercised	(135,786)	4.42
Cancelled	(30,548)	6.33
Forfeited	(4,253)	1.00
Balance at December 31, 2013	1,140,231	5.21
Exercised	(73,043)	1.82
Cancelled	(34,567)	12.56
Forfeited	(2,100)	3.54
Balance at December 31, 2014	1,030,521	$5.29
The following table summarizes stock option information as of December 31, 2014:

	Options Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Common
2005 grants	7,000	4 months	$4.38	1,960	$6.54
2006 grants	116,500	19 months	12.05	116,500	12.05
2007 grants	111,000	31 months	15.03	111,000	15.03
2008 grants	202,894	42 months	6.24	202,894	6.24
2009 grants	215,740	59 months	1.74	215,740	1.74
2010 grants	369,887	68 months	1.89	369,887	1.89
2011 grants	7,500	73 months	1.93	5,625	2.18
Total Grants	1,030,521	51 months	$5.29	1,023,606	$5.31

The Company did not grant any stock options during the years ended December 31, 2014, 2013 and 2012.
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
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model as follows as of December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2014	1,030,521	$5.29	4.2	$2,880
Vested and exercisable at December 31, 2014	1,023,606	$5.31	4.3	$2,858

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2014 of $5.95 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes. The total intrinsic value of options exercised was $318 for the year ended December 31, 2014.
As of December 31, 2014, $1 of unrecognized compensation cost related to stock options is expected to be recognized in February 2015.
c.    Common Stock Grants
Restricted Stock Grants
The following restricted stock grants were issued to employees of the Company during the year ended December 31, 2014.

Date	Number of Shares	Share Price	Grant Date Fair Value
February 24, 2014	181,500	$8.63	$1,566
May 12, 2014	15,000	$6.47	97
Total	196,500		$1,663

The following table summarizes the restricted stock activity for the year ended December 31, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2012	186,249	$7.39
Granted	251,500	12.30
Vested	(43,846)	7.28
Forfeited	(26,291)	7.98
Balance as of December 31, 2012	367,612	10.72
Granted	178,500	9.33
Vested	(98,692)	10.39
Forfeited	(84,249)	10.92
Balance as of December 31, 2013	363,171	10.08
Granted	196,500	8.47
Vested	(116,890)	9.82
Forfeited	(41,247)	9.92
Balance as of December 31, 2014	401,534	$9.38
The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s common stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense, classified within payroll and related on the consolidated statements of operations, related to restricted stock grants was $1,367, $1,056 and $533 for the years ended December 31, 2014, 2013 and 2012, respectively, and the related tax benefit was $648, $459, $232 for the years ended December 31, 2014, 2013 and 2012, respectively. The restricted shares contain vesting restrictions and vest 25% per year over four years on the anniversary date of the grants. The Company granted restricted stock awards totaling 196,500 shares with an aggregate grant date fair value of $1,663 in the year ended December 31, 2014. In the years ended December 31, 2013 and 2012, the Company granted 178,500 and 251,500 restricted shares, respectively, with an aggregate grant date fair value of $1,665 and $3,093, respectively.
The total unrecognized compensation cost related to restricted stock of $2,200 is expected to be recognized through May 12, 2018.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Restricted Stock Grants
The below table indicates the non-restricted common stock grants issued to the Company’s Board of Directors during the year ended December 31, 2014 and 2013. The total fair value of the shares issued was expensed upon the grant dates.

Date	Number of Shares	Share Price	Grant Date Fair Value
January 16, 2013	24,280	$10.09	$245
March 25, 2013	1,622	9.25	15
June 24, 2013	1,418	10.58	15
September 24, 2013	1,208	12.42	15
December 26, 2013	1,034	14.51	15
January 16, 2014	21,248	11.53	245

d.    Common Stock Repurchases
The Company did not repurchase Common Stock during the years ended December 31, 2014, 2013 and 2012.
e.    Common Stock Dividends
On April 15, 2014, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share, payable on June 5, 2014 to common stockholders of record at the close of business on May 22, 2014. On February 12, 2014, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share, payable on March 5, 2014 to common stockholders of record at the close of business on February 24, 2014.
On November 15, 2013, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share, payable on December 5, 2013 to common stockholders of record at the close of business on November 26, 2013. The aggregate amount of the dividends payable was $3,792, based upon shares of common stock outstanding as of the record date of November 26, 2013 and additional amounts payable with each quarterly declaration as restricted shares vest. The remaining amount payable was $162 and $58 as of December 31, 2014 and 2013, respectively. The quarterly dividend was discontinued in the second quarter of 2014.
On November 16, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share, payable on December 11, 2012 to common stock holders of record at the close of business on November 30, 2012. The aggregate amount of the dividends payable was $70,296, based upon shares of common stock outstanding as of the record date of November 30, 2012 with another $1,104 payable as restricted shares vest. The remaining amount payable was $340 and $608 as of December 31, 2014 and 2013, respectively.
Pursuant to the 2006 Plan, holders of unvested restricted shares as of December 11, 2012 qualify to receive the $3.00 dividend on each future vesting date, subject to continued employment through the vesting date. Holders of unvested restricted shares as of December 5, 2013, March 5, 2014 and June 5, 2014 qualify to receive the $0.16 dividend on each future vesting date, subject to continued employment through the vesting date. As of December 31, 2014, the total dividends payable on unvested restricted shares was $502, of which $291 is classified as the current portion of the dividends payable expected to be paid in 2014 and $211 classified as long-term which is expected to be paid in the vesting periods in 2016 through 2018.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Revenue from Club Operations
Revenues from club operations, including BFX Studio, for the years ended December 31, 2014, 2013 and 2012 are summarized below:

	Years Ended December 31,
	2014	2013	2012
Membership dues	$343,185	$358,761	$366,044
Joining fees	12,044	14,392	11,595
Personal training revenue	70,338	66,367	65,641
Other ancillary club revenue(1)	22,304	24,720	29,897
Total club revenue	447,871	464,240	473,177
Fees and other revenue(2)	5,971	5,985	5,804
Total revenue	$453,842	$470,225	$478,981
___________________________

(1)	Other ancillary club revenue primarily consists of Small Group Training, Sports Clubs for Kids and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
16.    Corporate Income Taxes
The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31, 2014
	Federal	Foreign	State and Local	Total
Current	$12,454	$183	$266	$12,903
Deferred	14,684	—	25,024	39,708
	$27,138	$183	$25,290	$52,611

	Year Ended December 31, 2013
	Federal	Foreign	State and Local	Total
Current	$396	$232	$175	$803
Deferred	6,487	—	77	6,564
	$6,883	$232	$252	$7,367

	Year Ended December 31, 2012 (Revised)
	Federal	Foreign	State and Local	Total
Current	$250	$172	$79	$501
Deferred	6,041	—	(221)	5,820
	$6,291	$172	$(142)	$6,321

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets, net consist of the following items:

	December 31,
	2014	2013

Deferred tax assets
Building financing arrangement	$39,295	$—
Deferred lease liabilities	25,077	24,560
Deferred revenue	12,603	10,816
Deferred compensation expense incurred in connection with stock options	2,370	2,101
Federal and state net operating loss carry-forwards	7,197	6,397
Accruals, reserves and other	6,121	5,773
	$92,663	$49,647
Deferred tax liabilities
Basis differences in fixed and intangible assets (including depreciation and amortization)	$16,674	$16,283
Change in accounting method	10,121	—
Deferred costs and other assets	5,604	4,457
Deferred lease receivable	1,564	—
Undistributed foreign earnings and other	587	492
	$34,550	$21,232
Gross deferred tax assets	58,113	28,415
Valuation allowance	(69,689)	(65)
Deferred tax assets, net	$(11,576)	$28,350

As of December 31, 2014, the Company has net deferred tax liability of $11,576. The state net deferred tax liability balance as of December 31, 2014 is $3,274. In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. The Company evaluates all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable.
As of December 31, 2014, the Company is not in a three year cumulative loss position. However, the Company is projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. Based on these factors, most notably the projected three year cumulative loss, the Company recorded a $60,368 non-cash charge to income tax expense (net of the elimination of federal effect of state deferred taxes of $8,724 and a charge to other comprehensive (loss) income of $532) to establish a full valuation allowance against its U.S. net deferred tax assets. Although recognition of the valuation allowance for the Company’s net deferred tax assets is a non-cash charge, it did have direct negative impact on net loss and shareholder’s loss for the quarter and fiscal year ended December 31, 2014.
In recording the valuation allowance, deferred tax liabilities associated with goodwill generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carry forward period. The Company does not amortize goodwill for book purposes but does amortize goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2014 relates to the tax effect of differences between book and tax basis of intangible assets not expected to reverse during the Company’s net operating loss carry forward period.
As of December 31, 2014, the Company utilized its federal net operating loss carry-forwards against 2014 taxable income. Pursuant to ASC 718-740-25-10, the Company recorded the tax benefit of approximately $1,932 with the reduction of the income tax payable related to the windfall portion of stock compensation tax deductions that either created a net operating loss carry-forward or increase a net operating loss carry-forward in a prior period.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, state tax net operating loss carry-forwards were $7,788. Such amounts expire between December 31, 2015 and December 31, 2033. The Company has not recorded a tax benefit for the windfall portion of the stock compensation that either created or increased the remaining state net operating losses for tax purposes. As such, the amount of state net operating loss carry-forwards for which a tax benefit would be recorded to additional paid-in capital when the tax benefit is realized is approximately $591 as of December 31, 2014.
The Company’s foreign pre-tax earnings related to the Swiss entity were $762, $968 and $846 for the years ended December 31, 2014, 2013 and 2012, respectively, and the related current tax provisions were $183, $232 and $172, respectively. In 2011, the Company repatriated Swiss earnings through 2010. In accordance with ASC 740-30, the Company has recognized a deferred tax liability of $587 for the incremental U.S. tax cost on the total cumulative undistributed earnings of the Swiss clubs for the period through December 31, 2014.
The results for the years ended December 31, 2013, and 2012 include error corrections that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet for each year, respectively. In the fourth quarter of 2013, the Company identified a correction relating to temporary differences in fixed assets for state depreciation that resulted in the recognition of an income tax benefit of $225. Also in the fourth quarter of 2013, the Company identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209 for a net benefit to provision for corporate income taxes of $16 recorded in the year ended December 31, 2013. In the fourth quarter of 2012, the Company identified corrections related to temporary differences in fixed assets, intangible assets and deferred revenue resulting in the recognition of an income tax benefit of $483. The Company does not believe that these error corrections are material to the current or prior reporting periods.
The differences between the United States Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Federal statutory tax rate	(35)%	35%	35%
State and local income taxes, net of federal tax benefit	(8)	8	8
Change in state effective income tax rate	4	—	(2)
State tax benefit related to insurance premiums	(7)	(6)	(7)
Tax reserves	(1)	2	—
Correction of an error	—	(1)	(3)
Other permanent differences	(1)	(1)	4
	(48)	37	35
Valuation allowance	422	—	—
Elimination of federal effect of state deferred taxes	(53)	—	—
	321%	37%	35%
The 2014, 2013 and 2012 effective tax rate of 321%, 37%, and 35%, respectively, on the Company’s pre-tax (loss) income was primarily impacted by the change in the valuation allowance and the state tax benefits related to insurance premiums and interest paid to the captive insurance company.
The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate in any future periods were $1,155 and $751 as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, interest (income) expense on unrecognized tax benefits was $(334), $495 and $81, respectively. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had total accruals for interest as of December 31, 2014 and 2013 of $623 and $959, respectively.
During the three months ended September 30, 2014, the Company filed a Form 3115, Application for Change in Accounting Method (“Application”), with the IRS requesting a change in accounting for the treatment of landlord contributions. Accordingly, the Company reduced its unrecognized tax benefits by $12,675 for the landlord contributions positions taken in prior years. The reduction in unrecognized tax benefits didn’t affect the Company’s effective tax rate since the position related to a temporary difference; however, the Company recognized a tax benefit of $414 primarily related to the reversal of accrued interest.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2014	2013	2012
			(Revised)
Balance on January 1	$13,830	$15,659	$16,497
Gross decreases for tax positions taken in prior years	(12,675)	(1,829)	(838)
Gross increases for tax positions taken in prior years	32	—	—
Balance on December 31	$1,187	$13,830	$15,659
As of December 31, 2014, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount, could be realized by the Company in 2015 since the income tax returns may no longer be subject to audit in 2015.
The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2010 and prior. U.S. net operating losses generated in closed years and utilized in open years are subject to adjustment by tax authorities.
The following state and local jurisdictions are currently examining the Company’s respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010).
On March 26, 2014, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $3,500, inclusive of $1,174 of interest. The Company has subsequently received a request for additional information from the State of New York. All of the information was submitted by January 2015. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations, however, it may be reasonably possible that one or more of these examinations maybe result in a change in the unrecognized tax benefits over the next twelve months.
17.    Commitments and Contingencies

On or about March 1, 2005, in an action styled Sarah Cruz, et al v. Town Sports International, d/b/a New York Sports Club, plaintiffs commenced a purported class action against TSI, LLC in the Supreme Court, New York County, seeking unpaid wages and alleging that TSI, LLC violated various overtime provisions of the New York State Labor Law with respect to the payment of wages to certain trainers and assistant fitness managers. On or about June 18, 2007, the same plaintiffs commenced a second purported class action against TSI, LLC in the Supreme Court of the State of New York, New York County, seeking unpaid wages and alleging that TSI, LLC violated various wage payment and overtime provisions of the New York State Labor Law with respect to the payment of wages to all New York purported hourly employees. On September 17, 2010, TSI, LLC made motions to dismiss the class action allegations of both lawsuits for plaintiffs’ failure to timely file motions to certify the class actions. The court granted the motions on January 29, 2013, dismissing the class action allegations in both lawsuits, which dismissals were upheld by the Appellate Division in April 2014.

On September 22, 2009, in an action styled Town Sports International, LLC v. Ajilon Solutions, a division of Ajilon Professional Staffing LLC (Supreme Court of the State of New York, New York County, 602911-09), TSI, LLC brought an action in the Supreme Court of the State of New York, New York County, against Ajilon for, among other things, breach of contract seeking, among other things, money damages, in connection with Ajilon’s failure to design and deliver to TSI, LLC a new sports club enterprise management system known as GIMS. Subsequently, on October 14, 2009, Ajilon brought a counterclaim against TSI, LLC alleging breach of contract, asserting, among other things, failure to pay outstanding invoices in the aggregate amount of approximately $2,900. Following a jury trial and a jury verdict on January 28, 2013, subsequent appeals by both parties resulted in an appellate court reversal which vacated the damages and remanded for new trial on the damages to which TSI was entitled. At the new trial on September 2, 2014, the trial court re-instated a damages award of $214, plus interest, to Ajilon. In February 2015, Ajilon and TSI, LLC entered into a settlement agreement, releasing each other from all claims related to the Ajilon litigation.
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013 in the amount of approximately $1,045, plus interest. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014 and the deadline for a class certification motion is March 2, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury and employee relations claims. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. As of December 31, 2014, the company has not concluded that an accrual for any such matters is required.
18.    Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $200 and $223 were made in February 2014 and 2013, respectively, for the Plan years ended December 31, 2013 and 2012, respectively. The Company expects to make an employer matching contribution of approximately $200 in February 2015 for the Plan year ended December 31, 2014.
19.    Reportable Segments
The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, Swiss Sports Clubs and BFX Studio, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has historically determined that these clubs have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment. During the fourth quarter of 2014, BFX Studio started to be managed separately and reported as a separate reportable segment as it does not meet the aggregation criteria to be aggregated with the clubs. Geographically, the Company operates its fitness clubs mainly in the United States. Segment information on geographic regions is not material for presentation.
The following tables set forth the Company’s financial performance by reportable segment for the years ended December 31, 2014, 2013 and 2012. Since the first BFX Studio lease was not signed until November 2013, BFX Studio had no impact on the Company’s consolidated financial statements for the year ended December 31, 2012.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,
	2014	2013	2012
Revenues:
Clubs	$453,516	$470,225	$478,981
BFX Studio	326	—	—
Total Revenues	$453,842	$470,225	$478,981

The Company presents earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization ("EBITDA") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. Clubs EBITDA includes all corporate overhead expenses and the impact of equity in the earnings of investees and rental income. BFX Studio reported EBITDA loss of $3,556 in 2014 primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our first BFX Studio unit and other studios under development.

	Year ended December 31,
	2014	2013	2012
EBITDA:
Clubs	$53,524	$91,770	$92,275
BFX Studio	(3,556)	(364)	—
Total reportable segments	49,968	91,406	92,275
Depreciation and amortization	47,307	49,099	49,391
Interest expense	19,039	22,617	24,640
Interest income	—	(1)	(43)
(Loss) income before provision for corporate income taxes	$(16,378)	$19,691	$18,287

	Year ended December 31,
	2014	2013	2012
Capital Expenditures:
Clubs	$37,101	$30,565	$22,490
BFX Studio	4,953	296	—
Total Capital Expenditures	$42,054	$30,861	$22,490

20.    Selected Quarterly Financial Data (Unaudited)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(b)	(c)
Net revenue	$115,903	$115,697	$112,521	$109,721
Operating income (loss)	(2,104)	2,068	2,412	(1,624)
Net income (loss)	(3,515)	(919)	(867)	(63,688)
Earnings (loss) per share(a)
Basic	$(0.15)	$(0.04)	$(0.04)	$(2.62)
Diluted	$(0.15)	$(0.04)	$(0.04)	$(2.62)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(d)
Net revenue	$119,164	$120,112	$117,042	$113,907
Operating income	11,479	15,001	8,770	5,348
Net income (loss)	4,231	6,197	2,591	(695)
Earnings (loss) per share(a)
Basic	$0.18	$0.26	$0.11	$(0.03)
Diluted	$0.18	$0.25	$0.10	$(0.03)
________________________

(a)
Basic and diluted (loss) earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)
Net loss and loss per share for the third quarter of 2014 included $833 and $0.03, respectively, comprised of the following: $928, net of tax, occupancy gain related to club closures, $60, net of tax, related to rental income from the Company's former tenant in the East 86th Street building, $24, net of tax, resulting from rent paid under the building financing arrangement (recorded in interest expense on the accompanying consolidated statement of operations), partially offset by $123, net of tax, related to legal damages resulting from a legal judgment and $56, net of tax, related to legal and other expenses associated with club closures.

(c)
Net loss and loss per share for the fourth quarter of 2014 included $60,368 and $2.48, respectively, comprised of non-cash charge related to a tax valuation allowance recorded against deferred tax assets.

(d)
Revenue and operating income for the fourth quarter of 2013 include $424 of rental revenue due to an out of period error correction. Net loss and loss per share for the fourth quarter of 2013 include $632 and $(0.03), respectively, comprised of the following: $259, net of tax, related to the out of period adjustment to rental income referred to above, $457 loss on extinguishment of debt, net of tax, in connection with the Company’s debt refinancing in November 2013; $77 payroll bonus expense, net of tax, in connection with the payment of a $0.16 cash bonus to eligible stock option holders; $237, net of tax, of severance related to an executive departure; $136, net of tax, related to legal fees in connection with the sale of the Company's 86th Street property and $16 of net income tax benefits related to corrections of temporary tax differences.

Exhibit Index
The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Town Sports International Holdings, Inc. (the “Registrant”) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2
Certificate of Designations of Series A Junior Participating Preferred Stock of Town Sports International Holdings, Inc. filed with the Secretary of State of the State of Delaware on January 2, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated January 2, 2015).

3.3	Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on September 17, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, File No. 333-126428 (the “S-1 Registration Statement”)).

4.2
Rights Agreement, dated as of December 31, 2014, between Registrant and Computershare Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated January 2, 2015).

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

10.2
Amendment No. 1 to the Registration Rights Agreement dated as of March 23, 2006 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

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

10.5
First Amendment to Credit Agreement, dated as of January 30, 2015,  among Town Sports International, LLC, TSI Holdings, II, LLC, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent (Filed herewith).

10.6
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

Exhibit No.	Description of Exhibit

10.9
Amended and Restated Interest Rate Swap Confirmation, dated November 15, 2013, between Town Sports International, LLC and Deutsche Bank AG New York (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013).

10.10
Agreement of Sale, dated December 23, 2013, by and between Town Sports International, LLC and Monty Two East 86th Street Associates LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.11
First Amendment to Agreement of Sale, dated March 26, 2014, between Town Sports International, LLC and Monte Two East 86th Street Associates, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.12
Second Amendment to Agreement of Sale, dated April 11, 2014, between Town Sports International, LLC and Monte Two East 86th Street Associates, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.13
Third Amendment to Agreement of Sale, dated July 7, 2014, between Town Sports International, LLC and Monte Two East 86th Street Associates, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

*10.14	2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).

*10.15
Amendment No. 1 to the Registrant’s 2004 Common Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.16	Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2011).

*10.17	Form of Incentive Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 8, 2006).

*10.19
Form of the Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2007).

*10.20
Form of Non-Qualified Stock Option Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.21
Form of Restricted Stock Agreement pursuant to the 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.22	Amended and Restated 2006 Annual Performance Bonus Plan (incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed on March 30, 2010).

*10.23
Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2013 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

*10.24
Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit No.	Description of Exhibit

*10.25	Offer Letter to David M. Kastin, dated July 23, 2007 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.26	Amendment to Offer Letter to David M. Kastin, dated December 23, 2008 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.27
Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

*10.28	Letter Agreement with Daniel Gallagher, dated January 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 13, 2014).

*10.29	Letter Agreement with Carolyn Spatafora, dated April 16, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2014).

*10.30
Form of Executive Severance Agreement between the Registrant and each of Daniel Gallagher and David Kastin (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.31
Form of Amendment to Executive Severance Agreement between the Registrant and each of Daniel Gallagher and David Kastin (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.32
Form of Executive Severance Agreement between the Registrant and each of Robert Giardina, Paul Barron, Scott Milford, Carolyn Spatafora and Nitin Ajmera (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.33
Amendment dated March 1, 2011 to Executive Severance Agreement between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

*10.34	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).

*10.35
Form of 2012 Bonus Letter between the Registrant and each of Robert Giardina, Daniel Gallagher, David Kastin, Scott Milford and Paul Barron (incorporated by reference to Exhibit 10.11 if the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

*10.36
Letter Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and Robert Giardina (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.37
Letter Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and Daniel Gallagher (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.38
Form of Amended and Restated Executive Severance Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and each of Carolyn Spatafora, David M. Kastin, Paul Barron, Scott Milford, and Nitin Ajmera (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

21	Subsidiaries of the Registrant (Filed herewith). .

23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
___________________________

*	Management contract or compensatory plan or arrangement.