Form 10-Q
period 2015-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2015-05-05
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from                      to                     .
Commission File Number 001-36803

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2015, there were 24,600,679 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended March 31, 2015
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	2
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES		36

EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
(All figures in thousands except share and per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110,822	$93,452
Accounts receivable (less allowance for doubtful accounts of $2,439 and $2,511 as of March 31, 2015 and December 31, 2014, respectively)	3,922	3,656
Inventory	310	573
Deferred tax assets	2,080	724
Prepaid corporate income taxes	11,499	11,588
Prepaid expenses and other current assets	13,574	12,893
Total current assets	142,207	122,886
Fixed assets, net	226,726	233,644
Goodwill	32,621	32,593
Intangible assets, net	272	394
Deferred membership costs	6,920	7,396
Other assets	13,310	12,920
Total assets	$422,056	$409,833
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,114	$3,114
Accounts payable	8,717	2,873
Accrued expenses	29,215	26,702
Accrued interest	294	376
Dividends payable	487	291
Deferred revenue	48,628	36,950
Deferred tax liabilities	19	300
Total current liabilities	90,474	70,606
Long-term debt	296,299	296,757
Building financing arrangement	83,900	83,400
Dividends payable	176	211
Deferred lease liabilities	54,223	53,847
Deferred tax liabilities	13,705	11,999
Deferred revenue	4,345	2,455
Other liabilities	9,983	8,642
Total liabilities	553,105	527,917
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both March 31, 2015 and December 31, 2014
Common stock, $0.001 par value; issued and outstanding 24,603,929 and 24,322,249 shares at March 31, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	(9,202)	(10,055)
Accumulated other comprehensive (loss) income	(423)	395
Accumulated deficit	(121,448)	(108,448)
Total stockholders’ deficit	(131,049)	(118,084)
Total liabilities and stockholders’ deficit	$422,056	$409,833
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 and 2014
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Club operations	$109,888	$114,480
Fees and other	1,536	1,423
	111,424	115,903
Operating Expenses:
Payroll and related	46,860	44,573
Club operating	51,285	49,595
General and administrative	8,409	8,281
Depreciation and amortization	11,674	11,798
Impairment of fixed assets	1,137	3,623
Impairment of goodwill	—	137
	119,365	118,007
Operating loss	(7,941)	(2,104)
Interest expense	5,170	4,711
Equity in the earnings of investees and rental income	(611)	(601)
Loss before provision (benefit) for corporate income taxes	(12,500)	(6,214)
Provision (benefit) for corporate income taxes	264	(2,699)
Net loss	$(12,764)	$(3,515)

Basic and diluted loss per share	$(0.52)	$(0.15)

Weighted average number of shares used in calculating loss per share	24,415,520	24,160,443

Dividends declared per common share	$—	$0.16
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2015 and 2014
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Statements of Comprehensive Loss:
Net loss	$(12,764)	$(3,515)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three months ended March 31, 2015 and 2014	56	164
Interest rate swap, net of tax of $0 and $142 for the three months ended March 31, 2015 and 2014, respectively	(874)	(126)
Total other comprehensive (loss) income, net of tax	(818)	38
Total comprehensive loss	$(13,582)	$(3,477)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,764)	$(3,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,674	11,798
Impairment of fixed assets	1,137	3,623
Impairment of goodwill	—	137
Amortization of debt discount	320	323
Amortization of debt issuance costs	196	272
Amortization of building financing costs	32	—
Non-cash rental income, net of non-cash rental expense	(621)	(645)
Share-based compensation expense	837	659
Net change in deferred taxes	69	(3,030)
Net change in certain operating assets and liabilities	25,469	4,187
Decrease in membership costs	476	152
Landlord contributions to tenant improvements	148	125
(Decrease) increase in insurance reserves	(1,848)	166
Other	352	146
Total adjustments	38,241	17,913
Net cash provided by operating activities	25,477	14,398
Cash flows from investing activities:
Capital expenditures	(6,383)	(7,185)
Change in restricted cash	(1,100)	—
Net cash used in investing activities	(7,483)	(7,185)
Cash flows from financing activities:
Proceeds from building financing arrangement	500	—
Principal payments on 2013 Term Loan Facility	(778)	(812)
Debt issuance costs	(350)	—
Cash dividends paid	(76)	(3,845)
Proceeds from stock option exercises	16	3
Net cash used in financing activities	(688)	(4,654)
Effect of exchange rate changes on cash	64	17
Net increase in cash and cash equivalents	17,370	2,576
Cash and cash equivalents beginning of period	93,452	73,598
Cash and cash equivalents end of period	$110,822	$76,174
Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(550)	$(455)
Decrease (increase) in inventory	266	(86)
Decrease in prepaid expenses and other current assets	1,337	1,010
Increase (decrease) in accounts payable, accrued expenses and accrued interest	10,738	(4,596)
Change in prepaid corporate income taxes and corporate income taxes payable	110	208
Increase in deferred revenue	13,568	8,106
Net change in certain working capital components	$25,469	$4,187
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$4,276	$4,251
Cash payments for income taxes	$46	$80
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of March 31, 2015, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 158 fitness clubs (“clubs”) and two BFX Studio units. The clubs are composed of 108 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 29 clubs in the Boston market under the “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2014 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015.
Change in Estimated Average Membership Life
The Company is currently in the process of introducing a new pricing strategy to a majority of its clubs called High Value Low Price ("HVLP"). As of March 31, 2015, 123 clubs were under this new pricing strategy. The Company historically offered Passport Membership, Core Membership, Gold Membership and Restricted Membership. The HVLP strategy will eliminate the Core, Gold, and Restricted Memberships. This strategy offers two basic types of membership plans: Premier Membership and Passport Membership. The Passport Membership continues to offer the same current level of service and amenities under a one-year commit or month-to-month plan, and allows members to use any club at any time. The Premier Membership allows members unlimited use of a single "home club" with access to use other non-home clubs for an additional usage fee.
Prior to introducing the HVLP strategy, the Company tracked membership life of restricted members (primarily students and teachers) separately from unrestricted members. Restricted members existing at the time of HVLP adoption will have a Premier Membership. As of March 31, 2015, there were fewer than 5,000 restricted members remaining, which the Company believes is no longer material for separate presentation. For the three months ended March 31, 2015 and the full year ended December 31, 2014, the average membership life was 22 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life.

2.    Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This guidance eliminates the concept of extraordinary items from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or infrequent in occurrence. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging" (Topic 815): "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the nature of the host contract in a hybrid instrument is in the form of debt or equity". This standard requires management to consider the stated and implied substantive terms and features of the hybrid financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact of this standard on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to evaluate, at each annual and interim reporting period, the Company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis for the annual period ending December 31, 2016 and is not expected to have a material effect on its financial statements.
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

3.    Long-Term Debt

	March 31, 2015	December 31, 2014
2013 Term Loan Facility outstanding principal balance	$307,506	$308,284
Less: Unamortized discount	(8,093)	(8,413)
Less: Current portion due within one year	(3,114)	(3,114)
Long-term portion	$296,299	$296,757

2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5,119 and will be amortized as interest expense and is included in other assets in the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2015, TSI LLC has made a total of $17,494 in principal payments on the 2013 Term Loan Facility.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of March 31, 2015 as the Company’s only utilization of the 2013 Revolving Loan Facility as of March 31, 2015 was $2,981 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of March 31, 2015 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 5 – Building Financing Arrangement, the Company received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards) during the third quarter of 2014. Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, the Company recorded loss on extinguishment of debt of $493, consisting of the write-off of unamortized debt issuance costs and debt discount of $119 and $374, respectively. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, the Company may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. Based on unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, the Company does not expect to be required to make a payment at any time. In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2014 did not result in any required payments in April 2015. The second excess cash flow payment is due in April 2016, if applicable. Based on the Company’s unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with its operating forecast, the Company does not expect there will be an excess cash flow payment required at that time.
As of March 31, 2015, the 2013 Term Loan Facility has a gross principal balance of $307,506 and a balance of $299,413 net of unamortized debt discount of $8,093 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of March 31, 2015, the unamortized balance of debt issuance costs of $3,488 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,981. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2015 was $42,019 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.
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

Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $261,380 and $221,964 at March 31, 2015 and December 31, 2014, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company's previous credit facility. Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2015 and 2014.
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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of March 31, 2015	$2,168	$—	$2,168	$—
Interest rate swap liability as of December 31, 2014	$1,294	$—	$1,294	$—
The swap contract liability of $2,168 and $1,294 are recorded as a component of other liabilities as of March 31, 2015 and December 31, 2014, respectively, with the offset to accumulated other comprehensive income ($1,225 and $1,215, net of taxes, as of March 31, 2015 and December 31, 2014, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2015 and 2014 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at March 31, 2015 will be reclassified into earnings within the next 12 months.
5.    Building Financing Arrangement
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650, which includes $150 of additional payments to the Company. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club. The Company expects to lease (“Initial Lease”) the premises to at least March 2016 and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and the Company will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, the Company intends to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, the Company has two options at its sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although the Company expects that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay the Company liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, the Company has included the proceeds received as a financing arrangement on its balance sheet. Except for payments under the Initial Lease and the New Club Lease, the Company does not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. The Company recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments in September 2014 in this regard. In March 2015, the Company received the remaining proceeds held in escrow of $500, which was included in the Company's cash flow statement for the three months ended March 31, 2015 as a financing cash inflow.

As of March 31, 2015, the total financing arrangement was $83,900, which is net of $1,750 held in escrow for the Company's former tenant. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though the Company no longer has legal title to the building and the land, the building, building improvements and land remain on the Company's consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, the Company does not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on the Company’s balance sheet until any continuing involvement has ceased.
As of March 31, 2015, the net book value of the building and building improvements was $3,107 and the book value of the land was $986. As part of the transaction, the Company incurred $3,160 of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the option periods. The net fees are recorded in Other assets on the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.
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

12 months ending March 31,
2016	$750
2017	750
2018	750
2019	750
2020	750
2021 and thereafter	14,584
Minimum lease commitments	$18,334
Not included in the table above are the rent portion of rental income related to the Company’s former tenant in the building ranging between $1,860 and $2,617 per year through March 2028 and the amortization of the deferred costs of $126 per year through September 2039, and such amounts will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of March 31, 2015, $94,987 of the cash balance of $110,822 was held at two financial institutions. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

7.    Loss Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.
For the three months ended March 31, 2015 and 2014, there was no effect of dilutive stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods. As a result, the Company reported basic and diluted loss per share of $0.52 and $0.15 for the three months ended March 31, 2015 and 2014, respectively. There would have been 342,344 and 261,000 anti-dilutive shares had the Company not been in a net loss position for the three months ended March 31, 2015 and 2014, respectively.
8.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,000,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualify as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option is equal to the fair market value of the Company’s common stock on the option grant date. As of March 31, 2015, there were 29,480 shares available to be issued under the 2006 Plan.
At March 31, 2015, the Company had 7,000 stock options outstanding under the 2004 Plan while the 2006 Plan had 993,666 stock options outstanding and 517,326 shares of restricted stock outstanding.
Effective December 31, 2014, the Company’s Board of Directors adopted a stockholder rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one preferred share right (a "Right") for each share of Common Stock held as of January 12, 2015. Each Right entitled the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Shares") at an initial exercise price of $15, subject to certain adjustments. On March 24, 2015, the Company entered into a nomination and standstill agreement (the “Nomination and Standstill Agreement"). Pursuant to the Nomination and Standstill Agreement, the Company agreed to redeem, effective immediately, the rights issued pursuant to the Rights Plan. Pursuant to the terms of the Rights Plan, the Company paid a redemption price to the holders of the rights equal to $0.01 per right in cash, or $246, on April 20, 2015.
Stock Option Awards
The Company did not grant any stock options during the three months ended March 31, 2015.
The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to stock options was not material for the three months ended March 31, 2015 and was fully recognized in February 2015. For the three months ended March 31, 2014, total compensation costs related to stock options was $106.
Restricted Stock Awards
On March 2, 2015, the Company issued 207,000 shares of restricted stock to employees. The fair value for these awards was $6.68 per share, representing the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants.
The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $392 and $308 for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, a total of $2,884 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 3.2 years.

Stock Grants
In the three months ended March 31, 2015, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $445 and $245 for the three months ended March 31, 2015 and 2014, respectively.
Total shares issued to members of the Company's Board of Directors during the three months ended March 31, 2015 were:

Grant Date	Number of Shares	Price Per Share	Aggregate Grant Date Fair Value
February 2, 2015	35,764	$6.85	$245
March 24, 2015	31,845	$6.28	$200
9.    Fixed Asset Impairment
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized. In the three months ended March 31, 2015, the Company tested 17 underperforming clubs and recorded an impairment loss of $1,137 on leasehold improvements and furniture and fixtures at five of these clubs that experienced decreased profitability and sales levels below expectations during this period. The 12 other clubs tested that did not have impairment charges had an aggregate of $17,132 of net leasehold improvements and furniture and fixtures remaining as of March 31, 2015. The clubs tested have been forecasted under the HVLP pricing strategy. To the extent the HVLP pricing strategy does not meet its current expectations, the Company may record additional impairment charges.
During the three months ended March 31, 2014, the Company recorded an impairment loss of $3,623 on fixed assets related to three underperforming clubs. The fixed asset impairment losses for the three months ended March 31, 2015 and 2014 are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
In determining the recoverability of fixed assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. The fair value of fixed assets evaluated for impairment is determined considering a combination of a market approach and a cost approach.
10.    Goodwill and Other Intangibles
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio ("BFX Studio"). As of March 31, 2015, the WSC region, PSC region, the Outlier Clubs and BFX Studio do not have goodwill balances.
The Company’s annual goodwill impairment test is performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

The Company’s current year annual goodwill impairment test as of February 28, 2015 was performed using the two-step goodwill impairment analysis. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the estimated fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the estimated fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. For the February 28, 2015 annual impairment test, the Company concluded that it did not have a goodwill impairment charge in the reporting units with remaining goodwill. For the February 28, 2014 annual impairment test, the Company impaired $137 of goodwill associated with the Outlier Clubs in the three months ended March 31, 2014.
For the February 28, 2015 impairment test, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2015 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. As of February 28, 2015, the estimated fair values of NYSC and SSC were greater than book values by approximately 37% and 84%, respectively.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years) for all reporting units and assumed organic growth from the existing club base. Terminal growth rates were calculated for years beyond the five year forecast. As of February 28, 2015, the Company used discount rates ranging from 13.2% to 13.9% and terminal growth rates ranging from 0.5% to 3.0%. These assumptions are developed separately for each reporting unit.
The changes in the carrying amount of goodwill from December 31, 2014 through March 31, 2015 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,403	$9	$1,181	$137	$32,730
Less: accumulated impairment of goodwill	—	—	—	(137)	(137)
Balance as of December 31, 2014	31,403	9	1,181	—	32,593
Changes due to foreign currency exchange rate fluctuations	—	—	28	—	28
Balance as of March 31, 2015	$31,403	$9	$1,209	$—	$32,621

Amortization expense was $123 and $129 for the three months ended March 31, 2015 and 2014. Intangible assets are as follows:

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,275)	$69
Management contracts	250	(83)	167
Trade names	40	(4)	36
	$11,634	$(11,362)	$272

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,163)	$181
Management contracts	250	(73)	177
Trade names	40	(4)	36
	$11,634	$(11,240)	$394
11.    Income Taxes
For the three months ended March 31, 2015, the Company recorded an income tax provision of $264 inclusive of valuation allowance compared with an income tax benefit of $2,699 for the three months ended March 31, 2014, reflecting an effective income tax rate of (2)% for the three months ended March 31, 2015 and 43% for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, the Company has determined its income tax benefit on a discrete basis since the potential impact of fluctuations in the Company's forecast may have a significant impact on the estimated annual effective tax rate. Separate from the impact of the valuation allowance, the Company's effective tax rate for the three months ended March 31, 2015 would have been 43%.
As of March 31, 2015 and December 31, 2014, the Company had a net deferred tax liability of $11,644 and $11,576, respectively. The state net deferred tax liability was $3,348 and $3,274 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company maintained a full valuation allowance against its U.S. net deferred tax assets.
As of March 31, 2015 and December 31, 2014, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2015 since the income tax returns may no longer be subject to audit in 2015.
The following state and local jurisdictions are currently examining the Company’s respective income tax returns for the years indicated: New York State (2006 through 2011) and New York City (2006 through 2011). On April 9, 2015, the Company received a "no change" letter from the Commonwealth of Massachusetts for the periods ended December 31, 2009 and 2010. On March 26, 2014, the Company received from the State of New York a revised assessment related to tax years 2006-2009 in the amount of $3,500, inclusive of $1,174 of interest. The Company has subsequently received a request for additional information from the State of New York. All of the requested information was submitted by January 2015. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations; however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

12.    Commitments and Contingencies
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013 in the amount of approximately $1,045, plus interest, which judgment was upheld by the appellate court on April 29, 2015. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014 and the deadline for a class certification motion is June 12, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. As of March 31, 2015, the company had not concluded that an accrual for any such matters is required.
13.    Reportable Segments
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
The following tables set forth the Company’s financial performance by reportable segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Revenues:
Clubs	$111,070	$115,903
BFX Studio	354	—
Total Revenues	$111,424	$115,903

The Company presents earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization ("EBITDA") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. Clubs EBITDA includes all corporate overhead expenses and the impact of equity in the earnings of investees and rental income. In the three months ended March 31, 2015 and 2014, BFX Studio reported EBITDA loss of $949 and $641, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our two BFX Studio units and other studios under development.

	Three Months Ended March 31,
	2015	2014
EBITDA:
Clubs	$5,293	$10,936
BFX Studio	(949)	(641)
Total reportable segments	4,344	10,295
Depreciation and amortization	11,674	11,798
Interest expense	5,170	4,711
Loss before provision (benefit) for corporate income taxes	$(12,500)	$(6,214)

	Three Months Ended March 31,
	2015	2014
Capital Expenditures:
Clubs	$4,939	$5,243
BFX Studio	1,444	1,942
Total Capital Expenditures	$6,383	$7,185
14.    Separation Accrual
On March 27, 2015, Robert Giardina's employment with the Company as Executive Chairman was terminated. Mr. Giardina continues to serve as a member of the Board and will be treated as a non-employee director. Pursuant to a letter agreement ("Agreement") entered with Mr. Giardina on February 25, 2015, Mr. Giardina will be entitled to receive payment of $1,100 in accordance of the terms of the Agreement, which has been placed by the Company in a Rabbi Trust, and the Company accrued an additional $208 of payroll taxes and medical benefits related to the Agreement. Of the $1,100 separation obligation, $960 was included in Prepaid expenses and other current assets, and $140 in Other assets on the accompanying condensed consolidated balance sheets as of March 31, 2015. Of these assets, $679 was paid in April 2015, $140 will be paid in September 2015 and the remaining balance of $281 will be paid over a 12-month period beginning October 2015. The $1,100 is classified as restricted cash as of March 31, 2015 and is restricted in its use as noted above.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2015, the Company, through its subsidiaries, operated 158 fitness clubs ("clubs") and two BFX Studio units. Our clubs collectively served approximately 505,000 members as of March 31, 2015. We owned and operated a total of 108 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2015, including 38 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 29 clubs in the Boston region under our “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2015. In addition, we owned and operated three clubs in Switzerland as of March 31, 2015. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
We continue to be in the process of implementing a new pricing strategy to a majority of our clubs called High Value Low Price ("HVLP") strategy. Monthly dues at these clubs are offered at a reduced price and advertising cost is increased. The HVLP strategy offers the same current level of service and amenities but at a lower price point giving us an opportunity to recapture market share and compete against low cost gyms that have opened in our markets. We will offer only the Passport Membership at approximately 25 of our clubs. We believe our offerings are more compelling than other low cost operators because we include exciting group exercise classes, top of the line equipment, pools and courts with price of membership, when available.
As of March 31, 2015, 123 clubs were under this new pricing strategy. As of April 2015, our HVLP conversion process was completed with 124 clubs operating under the HVLP umbrella. The remaining clubs are not planned to be converted and are principally comprised of our passport-only model. The HVLP clubs are expected to experience earnings pressure in the near-term related to existing members opting for lower dues as well as new members enrolling at lower rates. However, we believe this strategy will increase market share for our brands in the long-run from the increased membership sales volume.
As the industry continues to see a rise in popularity of private studio offerings, we continue to develop and build awareness for our own private studio brand, BFX Studio. We currently have two open BFX Studio locations and expect to open two additional locations in 2015 with one opening in the second quarter and one in the fourth quarter. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our clubs.

Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis subject to peak and off-peak hourly restrictions depending on membership type. These dues and fees comprised 77.1% of our total revenue for the three months ended March 31, 2015. We recognize revenue from membership dues in the month when the services are rendered. Approximately 98% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the three months ended March 31, 2015, we generated 16.4% of our revenue from personal training and 5.1% of our revenue from other ancillary programs and services consisting of programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.4% of our total revenue for the three months ended March 31, 2015) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
In September 2014, we completed the previously announced legal sale of our East 86th Street property to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as our former retail tenant that generated rental income for us. Because the transaction is characterized for accounting purposes as a financing rather than a sale, the rental payments are treated as interest on the financing arrangement. Further, we will continue to account for the rental income from this former retail tenant until the tenant’s lease is terminated. Rental income from this former retail tenant was approximately $492,000 for each of the three months ended March 31, 2015 and 2014. Refer to Note 5 - Building Financing Arrangement to our condensed consolidated financial statements.
Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended March 31, 2015 and 2014, our monthly average attrition rate was 3.7% and 3.5%, respectively.
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

As of March 31, 2015, 156 of our fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and eight managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2014, the full-year 2014, and the first quarter of 2015.

	2014					2015
	Q1	Q2	Q3	Q4	Full Year	Q1
Wholly owned clubs operated at beginning of period	160	160	161	156	160	156
New clubs opened	—	1	—	3	4	1
Clubs closed, relocated or merged	—	—	(5)	(3)	(8)	(1)
Wholly owned clubs at end of period	160	161	156	156	156	156
Total clubs operated at end of period (1) (2)	162	163	158	158	158	158

(1)
Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and eight managed sites.

(2)	Excludes two BFX Studio locations.
Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
Key determinants of comparable club revenue decreases shown in the table below are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

2014
Three months ended March 31, 2014	(4.7)%
Three months ended June 30, 2014	(4.5)%
Three months ended September 30, 2014	(4.5)%
Three months ended December 31, 2014	(3.9)%
2015
Three months ended March 31, 2015	(3.5)%
The comparable club revenue declines experienced in 2014 are primarily due to the impact of membership declines. We experienced an overall member loss of 13,000 in 2014. The decline in comparable club revenue for the three months ended March 31, 2015 is primarily due to the member loss in 2014 and the lower average dues associated with the implementation of our HVLP strategy. The HVLP clubs are expected to experience revenue pressure in the near-term. The effect of existing members opting for lower dues and new members enrolling at lower rates have not been offset by an increase in membership sales volume. However, we expect to attract additional new members at each of our clubs through this strategy in the long-term. As a result of the HVLP implementation, our total member count increased 21,000 to 505,000 in the first quarter of 2015 compared to a decrease of 1,000 members in the same quarter last year. We believe this strategy will increase market share for our brands in the long-term from the increased membership sales volume.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	42.1	38.5
Club operating	46.0	42.8
General and administrative	7.5	7.1
Depreciation and amortization	10.5	10.2
Impairment of fixed assets	1.0	3.1
Impairment of goodwill	—	0.1
	107.1	101.8
Operating loss	(7.1)	(1.8)
Interest expense	4.6	4.1
Equity in the earnings of investees and rental income	(0.5)	(0.5)
Loss before provision (benefit) for corporate income taxes	(11.2)	(5.4)
Provision (benefit) for corporate income taxes	0.3	(2.4)
Net loss	(11.5)%	(3.0)%
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$82,467	74.0%	$88,636	76.5%	(7.0)%
Initiation and processing fees	3,394	3.1	3,209	2.8	5.8
Membership revenue	85,861	77.1	91,845	79.3	(6.5)
Personal training revenue	18,321	16.4	16,910	14.6	8.3
Other ancillary club revenue (1)	5,706	5.1	5,725	4.9	(0.3)
Ancillary club revenue	24,027	21.5	22,635	19.5	6.1
Fees and other revenue (2)	1,536	1.4	1,423	1.2	7.9
Total revenue	$111,424	100.0%	$115,903	100.0%	(3.9)%

(1)	Other ancillary club revenue primarily consists of BFX Studio classes, Small Group Training, Sports Clubs for Kids, and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
Revenue decreased 3.9% in the three months ended March 31, 2015 compared to the same prior-year period, as a result of lower membership revenue partially offset by higher personal training revenue. For the three months ended March 31, 2015 compared to the same prior-year period, revenue decreased approximately $4.6 million at our clubs opened or acquired prior to March 31, 2013 and $2.3 million at clubs that closed subsequent to March 31, 2013. These decreases were partially offset by a $2.4 million increase in revenue from our clubs that were opened or acquired subsequent to March 31, 2013.
Membership dues revenue decreased $6.0 million, or 6.5%, in the three months ended March 31, 2015 compared to the same prior-year period primarily due to the member loss in 2014, as well as existing members opting for lower dues and new members enrolling at lower rates under our new HVLP strategy. The HVLP clubs are expected to experience revenue pressure in the near-term. However, we believe this strategy will increase market share for our brands in the long-term from the increased membership sales volume.

Initiation and processing fees revenue increased $185,000, or 5.8%, in the three months ended March 31, 2015 compared to the same prior-year period, primarily reflecting an increased amount of initiation and processing fees collected under the HVLP strategy associated with an increase in membership sales and an increase in initiation and processing fees paid for membership beginning in the third quarter of 2014. Our total member count increased 21,000 to 505,000 in the first quarter of 2015 compared to a decrease of 1,000 members in the same quarter last year primarily due to the HVLP implementation. Initiation and processing fees under the HVLP clubs are higher than those charged previously under the non-HVLP clubs. Total initiation and processing fees collected in the three months ended March 31, 2015 were $7.5 million compared to $2.9 million in the same period last year. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $1.4 million, or 8.3%, in the three months ended March 31, 2015 compared to the same prior-year period, primarily reflecting an increased interest on our multi-session personal training membership products.
Other ancillary club revenue decreased $19,000, or 0.3% in the three months ended March 31, 2015 compared to the same prior-year period primarily driven by decreased revenue from guest fees as guest fees are no longer charged in HVLP clubs. The decrease was partially offset by an increase in revenue from our BFX Studio classes.
Comparable club revenue decreased 3.5% in the three months ended March 31, 2015 as compared to the same prior-year period. The price of our dues and fees decreased 6.7%, the effect of which was partially offset by 2.1% increase in memberships at our comparable clubs. The 6.3% combined increase in personal training revenue, other ancillary club revenue and other revenue accounted for a 1.1% total increase in total comparable club revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2015	2014	% Variance
Payroll and related	$46,860	$44,573	5.1%
Club operating	51,285	49,595	3.4
General and administrative	8,409	8,281	1.5
Depreciation and amortization	11,674	11,798	(1.1)
Impairment of fixed assets	1,137	3,623	(68.6)
Impairment of goodwill	—	137	(100.0)
Total operating expenses	$119,365	$118,007	1.2%
Operating expenses for the three months ended March 31, 2015 increased $1.4 million, or 1.2%, compared to the same prior-year period. Operating expenses increased in 2015 including increased costs of $2.2 million related to our newly opened clubs and BFX Studio locations, and a $1.3 million separation accrual related to our former Executive Chairman. See Note 14 - Separation Accrual to our condensed consolidated financial statements. These increases were offset by a decrease in fixed asset and goodwill impairment charges of $2.6 million and a decrease in expenses of $2.5 million related to our closed clubs. Separate from these items, operating expenses increased $3.0 million primarily reflecting increased marketing expenses of $2.9 million due to the conversion to the HVLP pricing strategy and $809,000 of increased occupancy expenses at our mature clubs, offset by a decline in utilities expense of $1.0 million.
Payroll and related. Payroll and related expenses increased $2.3 million, or 5.1%, in the three months ended March 31, 2015 compared to the same prior-year period. The payroll expenses increase included a $1.3 million separation accrual related to our former Executive Chairman in 2015. Separate from this item, payroll and related expenses increased $1.0 million, primarily driven by increased payroll expenses of $506,000 from personal training which was directly related to higher personal training revenue.  In addition, we had $1.4 million of payroll expenses related to higher wages and hours for membership consultants and front desk staffing associated with the conversion of HVLP clubs and minimum wage increases, offset by lower commissions of $900,000. As a percentage of total revenue, payroll and related expenses increased to 42.1% in the three months ended March 31, 2015 from 38.5% for the same prior-year period. Separate from the one-time separation accrual of $1.3 million for our former Executive Chairman, payroll and related expenses increased to 40.9% as a percentage of total revenue.

Club operating. Club operating expenses increased $1.7 million, or 3.4%, in the three months ended March 31, 2015 compared to the same prior-year period. This increase was principally attributable to the following:

•
Marketing expenses increased $2.9 million in the three months ended March 31, 2015 compared to the same period in the prior year principally due to increased advertising spend at locations converting to the HVLP pricing strategy.

•
Rent and occupancy expenses increased $319,000 in the three months ended March 31, 2015 compared to the same period last year. This increase included $483,000 related to leases that commenced for newly opened and future clubs and BFX Studio locations in 2014 and 2015, as well as $809,000 in increased occupancy expenses at our mature clubs. The current year increase was partially offset by $973,000 related to closed clubs.

•	The increases were partially offset by a $1.0 million decrease in utilities expenses compared to the same prior-year period primarily due to lower energy costs.
Principally as a result of the above, as a percentage of total revenue, club operating expenses increased to 46.0% in the three months ended March 31, 2015 from 42.8% in the three months ended March 31, 2014.
General and administrative. General and administrative expenses increased $128,000, or 1.5%, in the three months ended March 31, 2015 compared to the same period last year. Included in this increase is $200,000 associated with stock awards granted to the new members of the Board of Directors and $385,000 related to legal and other costs in connection with a proxy contest and related settlement. Separate from these non-comparable items, general and administrative expenses decreased $457,000, or 5.5%, primarily reflecting decreases in general liability insurance expense of $245,000 and other cost savings. As a percentage of total revenue, general and administrative expenses increased to 7.5% in the three months ended March 31, 2015 from 7.1% three months ended March 31, 2014.
Depreciation and amortization. In the three months ended March 31, 2015 compared to the same period last year, depreciation and amortization expense decreased $124,000, or 1.1%.
Impairment of fixed assets. In the three months ended March 31, 2015, we tested 17 underperforming clubs and recorded an impairment loss of $1.1 million on leasehold improvements and furniture and fixtures at five of these clubs that experienced decreased profitability and sales levels below expectations during this period. The 12 other clubs tested that did not have impairment charges had an aggregate of $17.1 million of net leasehold improvements and furniture and fixtures remaining as of March 31, 2015. In the three months ended March 31, 2014, we recorded an impairment loss of $3.6 million on fixed assets related to three underperforming clubs. The fixed asset impairment losses for the three months ended March 31, 2015 and 2014 are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Interest expense
Interest expense increased $459,000, or 9.7%, in the three months ended March 31, 2015 compared to the same period last year, primarily reflecting the non-cash rental income related to our former tenant at the East 86th Street property. Because the legal sale of our East 86th Street property is characterized for accounting purposes as a financing rather than a sale, rental income related to our former tenant in the building that was assigned to the purchaser/landlord are treated as interest on the financing arrangement. We will continue to account for the rental income from this former retail tenant as interest expense until the tenant’s lease is terminated.
Provision (Benefit) for Corporate Income Taxes
We recorded an income tax provision of $264,000 inclusive of valuation allowance compared with an income tax benefit of $2.7 million for the three months ended March 31, 2015 and 2014, respectively, reflecting an effective income tax rate of (2)% for the three months ended March 31, 2015 and 43% for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, we have determined our income tax provision and benefit on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate. Separate from the impact of the valuation allowance, our effective tax rate for the three months ended March 31, 2015 would have been 43%.

Segment Results of Operations
The following discussion sets forth our financial performance by reportable segment for the three months ended March 31, 2015 and 2014. We present earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization ("EBITDA") as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.
Clubs (New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, and Swiss Sports Clubs)

	Three Months Ended March 31,
	2015	2014
Revenues	$111,070	$115,903
EBITDA	$5,293	$10,936
Clubs revenue decreased $4.8 million, or 4.2%, in the three months ended March 31, 2015 compared to the same prior-year period, mainly driven by lower membership revenue due to existing members opted for lower dues and new members enrolled at lower rates under our new HVLP strategy. Comparable club revenue decreased 3.5% in the three months ended March 31, 2015 as compared to the same prior-year period. The price of our dues and fees decreased 6.7%, the effect of which was partially offset by 2.1% increase in memberships at our comparable clubs. The 6.3% combined increase in personal training revenue, other ancillary club revenue and other revenue accounted for a 1.1% total increase in total comparable club revenue.
Clubs EBITDA decreased $5.6 million in the three months ended March 31, 2015 compared to the same prior-year period, primarily reflecting the decline in revenue, as well as increased payroll and marketing expenses associated with the conversion of HVLP clubs, partially offset by decreased fixed asset and goodwill impairment charges of $2.6 million.
As of March 31, 2015, 123 clubs were under this new pricing strategy. As of April 2015, our HVLP conversion process was completed with 124 clubs operating under the HVLP umbrella. The remaining clubs are not planned to be converted and are principally comprised of our passport-only model. The HVLP clubs are expected to experience earnings pressure in the near-term related to existing members opting for lower dues as well as new members enrolling at lower rates. However, we believe this strategy will increase market share for our brands in the long-run from the increased membership sales volume.
BFX Studio

	Three Months Ended March 31,
	2015	2014
Revenues	$354	$—
EBITDA	$(949)	$(641)
BFX Studio's revenue was $354,000 for three months ended March 31, 2015, primarily reflecting revenue of our two BFX Studio locations that were opened during the third quarter of 2014 and the first quarter of 2015. We currently plan to open two additional BFX Studio locations in 2015.
BFX Studio had an EBITDA loss of $949,000 and $641,000 for the three months ended March 31, 2015 and 2014, respectively, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our two BFX Studio locations and additional locations with leases executed and development underway.

Liquidity and Capital Resources
As of March 31, 2015, we had $110.8 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of March 31, 2015, $95.0 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, and other capital expenditures necessary to upgrade, expand and renovate existing clubs. In March 2014 and June 2014, we paid a cash dividend of $0.16 per share. Any determination to pay future dividends will be made by the board of directors and will take into account such matters as cash on hand, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We believe that our existing cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to fund capital expenditures, working capital needs and other liquidity requirements associated with our operations through at least the next 12 months.
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2015 increased $11.1 million compared to the same period last year. Cash from operations primarily benefited from an $8.4 million increase in cash collected for fees paid at the time of member enrollment in the three months ended March 31, 2015 related to an increase in these join fees per membership as well as an increase in memberships sold. Accounts payable and accrued expenses increased $10.7 million in the three months ended March 31, 2015 compared to a decrease of $4.6 million in the same period in 2014 related to the timing differences of payments. This included an increase in accrued payroll expenses which generated a favorable cash flow variance of $5.7 million in the three months ended March 31, 2015 compared to the same period in 2014 resulting from the timing difference in payments. The cash increase also reflected a decrease in utility payments of $1.0 million in the three months ended March 31, 2015 compared with the same prior-year period. These cash increases were partially offset by the decrease in membership dues collected of $7.2 million in the three months ended March 31, 2015.
Investing Activities. Net cash used in investing activities increased $298,000 in the three months ended March 31, 2015 compared to the same prior-year period. The increase was primarily due to a $1.1 million executive separation obligation related to our former Executive Chairman during the three months ended March 31, 2015, partially offset by decreased capital expenditures related to decreased activity in the building of new clubs and new BFX Studio locations during the three months ended March 31, 2015. Investing activities in the three months ended March 31, 2015 and 2014 both consisted of capital expenditures for expanding and remodeling existing clubs, and the purchase of new fitness equipment.
For the year ending December 31, 2015, we currently plan to invest $30.0 million to $34.0 million in capital expenditures. This amount includes approximately $7.0 million to $8.0 million related to planned 2015 openings, including one club and one BFX Studio location that both opened in mid-March, and two future BFX Studio locations. Total capital expenditures also includes approximately $16.0 million to $18.0 million to continue enhancing or upgrading existing clubs and approximately $4.0 million to $5.0 million principally related to major renovations at certain clubs. We also expect to invest approximately $3.0 million to continue to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow from operations and available cash on hand.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 decreased $4.0 million compared to the same period last year, primarily due to a decrease in cash dividends paid to common stockholders of $3.8 million. In the three months ended March 31, 2015 and 2014, we also made a principal payment on the 2013 Term Loan Facility of $778,000 and $812,500, respectively.

As of March 31, 2015, our total principal amount of debt outstanding was $307.5 million. This substantial amount of debt could have significant consequences, including:

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
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility was $5.1 million and will be amortized as interest expense and is included in other assets in the accompanying condensed consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2015, we have made a total of $17.5 million in principal payments on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of March 31, 2015 as our only utilization of the 2013 Revolving Loan Facility as of March 31, 2015 was $3.0 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of March 31, 2015 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 5 – Building Financing Arrangement, we received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards) during the third quarter of 2014. Accordingly, we made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, we recorded loss on extinguishment of debt of $493,000, consisting of the write-off of unamortized debt issuance costs and debt discount of $119,000 and $374,000, respectively. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, we do not expect to be required to make a payment at any time. In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2014 did not result in any required payments in April 2015. The second excess cash flow payment is due in April 2016, if applicable. Based on our unit growth projection and increased capital expenditures related to the building of new clubs and new BFX Studio locations, together with our operating forecast, we do not expect there will be an excess cash flow payment required at that time.
As of March 31, 2015, the 2013 Term Loan Facility has a gross principal balance of $307.5 million and a balance of $299.4 million net of unamortized debt discount of $8.1 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the First Amendment and Second Amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of March 31, 2015, the unamortized balance of debt issuance costs of $3.5 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2015 was $42.0 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the "Amendment") to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Financial Instruments
In our normal operations, we are exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on our cash flows we may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Derivatives are not entered into for trading purposes and we only use commonly traded instruments. Currently, we have used derivatives solely relating to the variability of cash flows from interest rate fluctuations.
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2015 and 2014.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Building Financing Arrangement
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect to lease (“Initial Lease”) the premises to at least March 2016 and then, upon notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we intend to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments in September 2014 in this regard. In March 2015, we received the remaining proceeds held in escrow of $500,000, which was included in our cash flow statement for the three months ended March 31, 2015 as a financing cash inflow.
As of March 31, 2015, the total financing arrangement was $83.9 million, which is net of $1.8 million held in escrow for our former tenant. The accrued interest on financing arrangement was not material at March 31, 2015. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though we no longer have legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, we do not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on our balance sheet until any continuing involvement has ceased.
As of March 31, 2015, the net book value of the building and building improvements was $3.1 million and the book value of the land was $986,000. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the option periods. The net fees are recorded in Other assets on our accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.
Payments made under the Initial Lease, including rental income related to our former tenant in the building that was assigned to the purchaser/landlord, are recognized as interest expense on the underlying financing arrangement. Included in the contractual obligation table below is our future lease commitment of $750,000 per year under the remaining term of the Initial Lease, which includes the options periods and will be recorded as interest expense. Rental income related to our former tenant in the building of approximately $2.0 million per year and the amortization of the deferred costs of $126,000 per year will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).

Contractual Obligations
As of March 31, 2015, our contractual obligations listed in the table below and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$307,506	$3,114	$6,228	$6,228	$291,936
Interest payments on long-term debt (2)	81,022	15,404	30,320	26,959	8,339
Operating lease obligations (3)	641,012	91,153	167,258	139,107	243,494
Total contractual obligations	$1,029,540	$109,671	$203,806	$172,294	$543,769
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2014 and no payments are currently required in 2015 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of March 31, 2015.

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

(4)
The table above does not reflect payments related to planned club closures and executive separation obligation to our former Executive Chairman. Refer to Note 14 - Separation Accrual to our condensed consolidated financial statements.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
Working Capital
We had working capital of $51.7 million and $52.3 million at March 31, 2015 and December 31, 2014, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of March 31, 2015, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs), the current portion of deferred tax liabilities and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $48.6 million and $37.0 million at March 31, 2015 and December 31, 2014, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a twelve month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not affect working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of availability at March 31, 2015 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements.

Use of Estimates and Critical Accounting Policies
Fixed and intangible assets. Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club and BFX Studio base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold, is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated considering a combination of market approach and a cost approach. In determining the recoverability of fixed assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. If we continue to experience competitive pressure as we transition to the HVLP strategy, certain assumptions may fluctuate materially. See Note 9 — Fixed Asset Impairment to our condensed consolidated financial statements.
In the three months ended March 31, 2015, we tested 17 underperforming clubs and recorded an impairment loss of $1.1 million on leasehold improvements and furniture and fixtures at five of these clubs that experienced decreased profitability and sales levels below expectations during this period. The 12 other clubs tested that did not have impairment charges had an aggregate of $17.1 million of net leasehold improvements and furniture and fixtures remaining as of March 31, 2015. The clubs tested have been forecasted under the HVLP pricing strategy. To the extent the HVLP pricing strategy does not meet our current expectations, we may record additional impairment charges.
During the three months ended March 31, 2014, we recorded an impairment loss of $3.6 million on fixed assets related to three underperforming clubs. The fixed asset impairment losses for the three months ended March 31, 2015 and 2014 are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), our three clubs located in Switzerland (“SSC”) and our BFX Studio ("BFX Studio"). As of March 31, 2015, the WSC region, PSC region, the Outlier Clubs and BFX Studio do not have goodwill balances. The carrying value of goodwill was allocated to our reporting units pursuant to FASB guidance.
As of February 28, 2015 and February 28, 2014, we performed our annual impairment test of goodwill. As of February 28, 2015, we did not have any goodwill impairment charges. As of February 28, 2014, we impaired $137,000 of goodwill associated with the Outlier Clubs. We did not have a goodwill impairment charge in the NYSC, BSC and SSC regions.
The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We will continue to complete interim evaluations of the goodwill by reporting unit if a triggering event exists. We developed long-range financial forecasts (five years) for all reporting units and assumed organic growth from the existing club base. Terminal growth rates were calculated for years beyond the five year forecast. As of February 28, 2015, we used discount rates ranging from 13.2% to 13.9% and terminal growth rates ranging from 0.5% to 3.0%. These assumptions are developed separately for each reporting unit.
Deferred Income Taxes. As of both March 31, 2015 and December 31, 2014, we had a net deferred tax liability of $11.6 million and a state net deferred tax liability of $3.3 million, respectively. As of December 31, 2014, we maintained and as of March 31, 2015 continued to maintain a full valuation allowance of our deferred tax assets.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, HVLP conversions, our strategic review process, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our HVLP strategy, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of March 31, 2015, we had $307.5 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2015, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $231,000.
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
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900,000) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013 in the amount of approximately $1.0 million, plus interest, which judgment was upheld by the appellate court on April 29, 2015. On June 13, 2013, the developer filed a notice of its intent to appeal the judgment. The appeal remains pending. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014 and the deadline for a class certification motion is June 12, 2015. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
ITEM 1A.    Risk Factors
There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	May 5, 2015

		By:	/s/ Carolyn Spatafora
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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Town Sports International Holdings, Inc. filed with the Secretary of State of the State of Delaware on January 2, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated January 2, 2015).

4.1
Rights Agreement, dated as of December 31, 2014, between Registrant and Computershare Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated January 2, 2015).

10.1
Letter Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and Robert Giardina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on February 25, 2015).

10.2
Letter Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and Daniel Gallagher incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on February 25, 2015).

10.3
Form of Amended and Restated Executive Severance Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and each of Carolyn Spatafora, David M. Kastin, Paul Barron, Scott Milford, and Nitin Ajmera (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on February 25, 2015).

10.4
First Amendment to Credit Agreement, dated as of January 30, 2015, among Town Sports International, LLC, TSI Holdings, II, LLC, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2015).

10.5
Nomination and Standstill Agreement, dated March 24, 2015, by and among Town Sports International Holdings, Inc. and PW Partners Atlas Fund III LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, HG Vora Special Opportunities Master Fund, Ltd., HG Vora Capital Management, LLC, and Parag Vora (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 25, 2015).

10.6
Letter Agreement, dated March 24, 2015 between Town Sports International Holdings, Inc. and Farallon Capital Management, L.L.C. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 25, 2015).

10.7	Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 25, 2015).

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