Form 10-Q
period 2015-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2015-07-30
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, there were 24,478,344 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended June 30, 2015

2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015 and December 31, 2014
(All figures in thousands except share and per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$98,359	$93,452
Accounts receivable (less allowance for doubtful accounts of $2,633 and $2,511 as of June 30, 2015 and December 31, 2014, respectively)	3,250	3,656
Inventory	328	573
Deferred tax assets	1,757	724
Prepaid corporate income taxes	14,970	11,588
Prepaid expenses and other current assets	12,340	12,893
Total current assets	131,004	122,886
Fixed assets, net	221,714	233,644
Goodwill	1,111	32,593
Intangible assets, net	192	394
Deferred tax assets	10	—
Deferred membership costs	6,807	7,396
Other assets	12,809	12,920
Total assets	$373,647	$409,833
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,114	$3,114
Accounts payable	5,753	2,873
Accrued expenses	31,450	26,702
Accrued interest	130	376
Dividends payable	194	291
Deferred revenue	47,220	36,950
Deferred tax liabilities	11	300
Total current liabilities	87,872	70,606
Long-term debt	295,845	296,757
Building financing arrangement	83,900	83,400
Dividends payable	142	211
Deferred lease liabilities	53,277	53,847
Deferred tax liabilities	1,818	11,999
Deferred revenue	3,096	2,455
Other liabilities	9,282	8,642
Total liabilities	535,232	527,917
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both June 30, 2015 and December 31, 2014
Common stock, $0.001 par value; issued and outstanding 24,478,344 and 24,322,249 shares at June 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	(9,042)	(10,055)
Accumulated other comprehensive (loss) income	(127)	395
Accumulated deficit	(152,440)	(108,448)
Total stockholders’ deficit	(161,585)	(118,084)
Total liabilities and stockholders’ deficit	$373,647	$409,833
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2015 and 2014
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Club operations	$106,741	$114,164	$216,629	$228,644
Fees and other	1,555	1,533	3,091	2,956
	108,296	115,697	219,720	231,600
Operating Expenses:
Payroll and related	46,137	44,762	92,997	89,335
Club operating	50,821	48,618	102,106	98,213
General and administrative	8,039	7,506	16,448	15,787
Depreciation and amortization	12,178	11,853	23,852	23,651
Impairment of fixed assets	1,014	890	2,151	4,513
Impairment of goodwill	31,558	—	31,558	137
	149,747	113,629	269,112	231,636
Operating (loss) income	(41,451)	2,068	(49,392)	(36)
Interest expense	5,188	4,697	10,358	9,408
Equity in the earnings of investees and rental income	(579)	(639)	(1,190)	(1,240)
Loss before benefit for corporate income taxes	(46,060)	(1,990)	(58,560)	(8,204)
Benefit for corporate income taxes	(14,992)	(1,071)	(14,728)	(3,770)
Net loss	$(31,068)	$(919)	$(43,832)	$(4,434)

Basic and diluted loss per share	$(1.26)	$(0.04)	$(1.79)	$(0.18)

Weighted average number of shares used in calculating loss per share	24,590,759	24,291,375	24,503,624	24,226,271

Dividends declared per common share	$—	$0.16	$—	$0.32
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2015 and 2014
(All figures in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Comprehensive Loss:
Net loss	$(31,068)	$(919)	$(43,832)	$(4,434)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three and six months ended June 30, 2015 and 2014	138	(53)	194	111
Interest rate swap, net of tax of $0 for each of the three and six months ended June 30, 2015 and 2014, respectively, and $384 and $526 for the comparable prior-year periods	158	(557)	(716)	(683)
Total other comprehensive income (loss), net of tax	296	(610)	(522)	(572)
Total comprehensive loss	$(30,772)	$(1,529)	$(44,354)	$(5,006)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(All figures in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(43,832)	$(4,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,852	23,651
Impairment of fixed assets	2,151	4,513
Impairment of goodwill	31,558	137
Amortization of debt discount	645	649
Amortization of debt issuance costs	393	584
Amortization of building financing costs	63	—
Non-cash rental income, net of non-cash rental expense	(1,659)	(1,241)
Share-based compensation expense	973	1,132
Net change in deferred taxes	(11,513)	(5,593)
Net change in certain operating assets and liabilities	20,337	3,154
Decrease in membership costs	589	649
Landlord contributions to tenant improvements	296	650
Increase in insurance reserves	115	245
Other	340	135
Total adjustments	68,140	28,665
Net cash provided by operating activities	24,308	24,231
Cash flows from investing activities:
Capital expenditures	(16,793)	(16,188)
Change in restricted cash	(1,100)	—
Deposit received in connection with building financing arrangement	—	5,000
Net cash used in investing activities	(17,893)	(11,188)
Cash flows from financing activities:
Proceeds from building financing arrangement	500	—
Principal payments on 2013 Term Loan Facility	(1,557)	(1,625)
Debt issuance costs	(350)	—
Cash dividends paid	(82)	(7,666)
Redemption paid pursuant to the Rights Plan	(246)	—
Proceeds from stock option exercises	40	47
Net cash used in financing activities	(1,695)	(9,244)
Effect of exchange rate changes on cash	187	9
Net increase in cash and cash equivalents	4,907	3,808
Cash and cash equivalents beginning of period	93,452	73,598
Cash and cash equivalents end of period	$98,359	$77,406
Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$125	$150
Decrease (increase) in inventory	254	(134)
Decrease (increase) in prepaid expenses and other current assets	2,662	(284)
Increase (decrease) in accounts payable, accrued expenses and accrued interest	9,726	(3,535)
Change in prepaid corporate income taxes and corporate income taxes payable	(3,341)	1,571
Increase in deferred revenue	10,911	5,386
Net change in certain working capital components	$20,337	$3,154
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$8,565	$8,622
Cash payments for income taxes	$64	$173
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of June 30, 2015, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 154 fitness clubs (“clubs”) and three BFX Studio locations. The clubs are composed of 106 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 27 clubs in the Boston market under the “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2014 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015.
Change in Estimated Average Membership Life
The Company completed the process of introducing a new pricing strategy to a majority of its clubs called High Value Low Price ("HVLP"). As of June 30, 2015, 123 clubs were under this new pricing strategy, with the remaining clubs principally comprising the Company's passport-only model. Prior to introducing the HVLP strategy, the Company tracked membership life of restricted members (primarily students and teachers) separately from unrestricted members. The Restricted Membership was discontinued with the transition to HVLP and therefore the Company now aggregates all members for purposes of tracking average membership life. For the three and six months ended June 30, 2015 and the full year ended December 31, 2014, the average membership life was 22 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. The guidance is effective for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is evaluating the impact of this standard on its financial statements.
3.    Long-Term Debt

	June 30, 2015	December 31, 2014
2013 Term Loan Facility outstanding principal balance	$306,727	$308,284
Less: Unamortized discount	(7,768)	(8,413)
Less: Current portion due within one year	(3,114)	(3,114)
Long-term portion	$295,845	$296,757

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2015, TSI LLC has made a total of $18,273 in principal payments on the 2013 Term Loan Facility.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of June 30, 2015 as the Company’s only utilization of the 2013 Revolving Loan Facility as of June 30, 2015 was $2,850 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of June 30, 2015 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 5 – Building Financing Arrangement, the Company received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards) during the third quarter of 2014. Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, the Company recorded loss on extinguishment of debt of $493, consisting of the write-off of unamortized debt issuance costs and debt discount of $119 and $374, respectively. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, the Company may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. Based on increased capital expenditures related to the building of new clubs and new BFX Studio locations, the Company does not expect to be required to make a payment at any time. In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2014 did not result in any required payments in April 2015. The second excess cash flow payment is due in April 2016, if applicable. Based on the Company’s unit growth projection and capital expenditures related to club renovations, the building of new clubs and new BFX Studio locations, together with its operating forecast, the Company does not expect there will be an excess cash flow payment required at that time.
As of June 30, 2015, the 2013 Term Loan Facility has a gross principal balance of $306,727 and a balance of $298,959 net of unamortized debt discount of $7,768 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the first amendment and second amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of June 30, 2015, the unamortized balance of debt issuance costs of $3,307 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,850. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2015 was $42,150 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.
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

Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $242,314 and $221,964 at June 30, 2015 and December 31, 2014, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company's previous credit facility. Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014.

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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of June 30, 2015	$2,010	$—	$2,010	$—
Interest rate swap liability as of December 31, 2014	$1,294	$—	$1,294	$—
The swap contract liability of $2,010 and $1,294 are recorded as a component of other liabilities as of June 30, 2015 and December 31, 2014, respectively, with the offset to accumulated other comprehensive income ($1,136 and $1,215, net of taxes, as of June 30, 2015 and December 31, 2014, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2015 and 2014 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at June 30, 2015 will be reclassified into earnings within the next 12 months.

5.    Building Financing Arrangement
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650, which includes $150 of additional payments to the Company. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club. The Company expects to lease (“Initial Lease”) the premises to at least March 2016 and then, upon at least 120 days notice from the purchaser/landlord, the Initial Lease will terminate and the Company will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, the Company intends to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, the Company has two options at its sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although the Company expects that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay the Company liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, the Company has included the proceeds received as a financing arrangement on its balance sheet. Except for payments under the Initial Lease and the New Club Lease, the Company does not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. The Company recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments in September 2014 in this regard. In March 2015, the Company received the remaining proceeds held in escrow of $500, which was included in the Company's cash flow statement for the six months ended June 30, 2015 as a financing cash inflow.
As of June 30, 2015, the total financing arrangement was $83,900, which is net of $1,750 held in escrow for the Company's former tenant. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though the Company no longer has legal title to the building and the land, the building, building improvements and land remain on the Company's consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, the Company does not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on the Company’s balance sheet until any continuing involvement has ceased.
As of June 30, 2015, the net book value of the building and building improvements was $2,986 and the book value of the land was $986. As part of the transaction, the Company incurred $3,160 of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the option periods. The net fees are recorded in Other assets on the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.
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

12 months ending June 30,
2016	$750
2017	750
2018	750
2019	750
2020	750
2021 and thereafter	14,396
Minimum lease commitments	$18,146
Not included in the table above are the cash rent portion of rental income related to the Company’s former tenant in the building ranging between $1,871 and $2,617 per year through March 2028 and the amortization of the deferred costs of $126 per year through September 2039, and such amounts will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of June 30, 2015, $79,571 of the cash balance of $98,359 was held at two financial institutions. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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
For the three and six months ended June 30, 2015 and 2014, there was no effect of dilutive stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods. As a result, the Company reported basic and diluted loss per share of $1.26 and $1.79 for the three and six months ended June 30, 2015, respectively, and $0.04 and $0.18 for the comparable prior-year periods. If the Company had not been in a net loss position, there would have been anti-dilutive shares of 340,086 and 342,183 in the three and six months ended June 30, 2015, respectively, and 393,736 and 293,867 in the comparable prior-year periods.
8.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”) in May 2008, authorizes the Company to issue up to 3,000,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. In April 2015, the Company further amended the 2006 Plan to increase the aggregate number of shares of Common Stock issuable under the 2006 Plan by 500,000 shares to a total of 3,500,000.

Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualified as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option is equal to the fair market value of the Company’s common stock on the option grant date. As of June 30, 2015, there were 669,105 shares available to be issued under the 2006 Plan.
At June 30, 2015, the Company had no stock options outstanding under the 2004 Plan while the 2006 Plan had 984,666 stock options outstanding and 376,201 shares of restricted stock outstanding.
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
Stock Option Awards
The Company did not grant any stock options during the six months ended June 30, 2015.
Total compensation expense related to stock options is classified within payroll and related on the condensed consolidated statements of operations. There was no compensation expense related to stock options in the three months ended June 30, 2015. In the six months ended June 30, 2015, compensation costs related to stock options was not material and was fully recognized in February 2015. In the three and six months ended June 30, 2014, total compensation costs related to stock options was $106 and $212, respectively.
Restricted Stock Awards
On March 2, 2015, the Company issued 207,000 shares of restricted stock to employees. The fair value for these awards was $6.68 per share, representing the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants.
The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $136 and $528 for the three and six months ended June 30, 2015, respectively, versus $368 and $676 for the comparable prior-year periods. In the three months ended June 30, 2015, the Company adjusted the forfeiture estimates to reflect actual forfeitures. The actual forfeitures experienced in the first half of 2015 differ from the Company's previous estimate mainly due to the termination of its Chief Executive Officer and President in June 2015. The impact of forfeiture adjustment reduced stock-based compensation expense by $275 for the three and six months ended June 30, 2015.
As of June 30, 2015, a total of $1,865 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.9 years.

Stock Grants
In the six months ended June 30, 2015, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $445 and $245 for the six months ended June 30, 2015 and 2014, respectively. There was no compensation expense related to Board of Director common stock grants for the three months ended June 30, 2015 and 2014.
Total shares issued to members of the Company's Board of Directors during the six months ended June 30, 2015 were:

Grant Date	Number of Shares	Price Per Share	Aggregate Grant Date Fair Value
February 2, 2015	35,764	$6.85	$245
March 24, 2015	31,845	$6.28	$200
9.    Fixed Asset Impairment
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized. In the three months ended June 30, 2015, the Company tested 11 underperforming clubs and recorded an impairment charge of $1,014 on leasehold improvements and furniture and fixtures at four of these clubs that experienced decreased profitability and sales levels below expectations during this period. The seven other clubs tested that did not have impairment charges had an aggregate of $2,067 of net leasehold improvements and furniture and fixtures remaining as of June 30, 2015. To the extent the HVLP pricing strategy does not meet the Company's current expectations, the Company may record additional impairment charges.
In the six months ended June 30, 2015, the Company recorded a total of $2,151 fixed asset impairment charges at nine clubs compared to impairment charges of $4,513 at eight clubs in the six months ended June 30, 2014. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
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

10.    Goodwill and Other Intangibles
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio ("BFX Studio"). As of June 30, 2015, the NYSC region, WSC region, PSC region, the Outlier Clubs and BFX Studio do not have goodwill balances.
The Company’s annual goodwill impairment test is performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. As a result of the significant decrease in market capitalization and a decline in the Company’s current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, the Company performed an interim impairment test as of May 31, 2015.
The Company’s current year annual goodwill impairment test as of February 28, 2015 and the interim test performed as of May 31, 2015 were performed using the two-step goodwill impairment analysis. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the estimated fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the estimated fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recognized equal to the difference.
As a result of the May 31, 2015 interim impairment test, the Company concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, the Company wrote off $31,558 of goodwill associated with these reporting units. The Company did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit. The February 28, 2015 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137 associated with the Outlier Clubs in the six months ended June 30, 2014.

For the May 31, 2015 and February 28, 2015 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs, and taking into account the firm offer. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of NYSC and SSC were 9.2% and 11.2% as of May 31, 2015, respectively, compared to 13.3% and 13.9% as of February 28, 2015. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of May 31, 2015 and February 28, 2015 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair value of SSC was greater than book value by 65% as of May 31, 2015 and 84% as of February 28, 2015.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the five year forecast. As of May 31, 2015, the Company used discount rates ranging from 8.2% to 11.2% and terminal growth rates ranging from 1.0% to 3.0%. As of February 28, 2015, the Company used discount rates ranging from 13.2% to 13.9% and terminal growth rates ranging from 0.5% to 3.0%. These assumptions are developed separately for each reporting unit.
The changes in the carrying amount of goodwill from December 31, 2014 through June 30, 2015 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,549	$9	$1,035	$137	$32,730
Less: accumulated impairment of goodwill	—	—	—	(137)	(137)
Balance as of December 31, 2014	31,549	9	1,035	—	32,593
Changes due to foreign currency exchange rate fluctuations	—	—	76	—	76
Less: impairment of goodwill	(31,549)	(9)	—	—	(31,558)
Balance as of June 30, 2015	$—	$—	$1,111	$—	$1,111

Amortization expense was $79 and $202 for the three and six months ended June 30, 2015, respectively, versus $128 and $257 for the comparable prior-year periods. Intangible assets are as follows:

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(93)	157
Trade names	40	(5)	35
	$11,634	$(11,442)	$192

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,163)	$181
Management contracts	250	(73)	177
Trade names	40	(4)	36
	$11,634	$(11,240)	$394
11.    Income Taxes
For the six months ended June 30, 2015, the Company recorded an income tax benefit of $14,728 inclusive of valuation allowance compared with an income tax benefit of $3,770 for the six months ended June 30, 2014, reflecting an effective income tax rate of 25% for the six months ended June 30, 2015 and 46% for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, the Company has determined its income tax benefit on a discrete basis since the potential impact of fluctuations in the Company's forecast may have a significant impact on the estimated annual effective tax rate.
As of June 30, 2015 and December 31, 2014, the Company had a net deferred tax liability of $61 and $11,576, respectively. The state net deferred tax liability was $18 and $3,274 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance against its U.S. net deferred tax assets.
As of June 30, 2015 and December 31, 2014, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2015 since the income tax returns may no longer be subject to audit in 2015.
The following state and local jurisdictions are currently examining the Company’s respective income tax returns for the years indicated: New York State (2006 through 2011) and New York City (2006 through 2011). On April 9, 2015, the Company received a "no change" letter from the Commonwealth of Massachusetts for the periods ended December 31, 2009 and 2010. On March 26, 2014, the Company received from the State of New York a revised assessment related to tax years 2006-2009 in the amount of $3,500, inclusive of $1,174 of interest. In a letter dated June 1, 2015, the Company has requested a meeting with New York State Department of Finance and Taxation to resolve the examination. The Company is currently working with state official to schedule a meeting. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations; however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.

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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014. On June 12, 2015, the plaintiff made a motion for class certification.  On July 24, 2015, the court indefinitely adjourned the plaintiff’s motion for class certification to allow the court to first decide a motion for sanctions by TSI, LLC against Labbe.  TSI, LLC made that motion for sanctions on June 30, 2015.  The motion seeks dismissal of Labbe’s complaint, and reimbursement of certain of TSI, LLC’s legal fees, on the ground that Labbe has not complied with his discovery obligations and the court’s discovery orders.  TSI, LLC’s motion for sanctions remains pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of June 30, 2015.
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

The following tables set forth the Company’s financial performance by reportable segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Clubs	$107,730	$115,697	$218,800	$231,600
BFX Studio	566	—	920	—
Total Revenues	$108,296	$115,697	$219,720	$231,600
The Company presents earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization ("EBITDA") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. Clubs EBITDA includes all corporate overhead expenses and the impact of equity in the earnings of investees and rental income. In the three and six months ended June 30, 2015, BFX Studio reported EBITDA loss of $1,091 and $2,040, respectively, and $923 and $1,564, respectively, for the comparable prior-year periods, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for the Company's three BFX Studio locations opened in September 2014, March 2015 and June 2015, and one other studio location under development.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EBITDA:
Clubs	$(27,603)	$15,483	$(22,310)	$26,419
BFX Studio	(1,091)	(923)	(2,040)	(1,564)
Total reportable segments	(28,694)	14,560	(24,350)	24,855
Depreciation and amortization	12,178	11,853	23,852	23,651
Interest expense	5,188	4,697	10,358	9,408
Loss before benefit for corporate income taxes	$(46,060)	$(1,990)	$(58,560)	$(8,204)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital Expenditures:
Clubs	$6,860	$8,699	$11,799	$13,942
BFX Studio	3,550	304	4,994	2,246
Total Capital Expenditures	$10,410	$9,003	$16,793	$16,188

14.    Separation Obligation
In March 2015, Robert Giardina's employment with the Company as Executive Chairman was terminated. Mr. Giardina continues to serve as a member of the Board and will be treated as a non-employee director. Pursuant to a letter agreement entered with Mr. Giardina in February 2015, Mr. Giardina was entitled to receive payment of $1,100 in accordance with the terms of the agreement, which has been placed by the Company in a Rabbi Trust, and the Company accrued an additional $208 of payroll taxes and medical benefits related to this agreement. Of the $1,100 separation obligation, $679 was paid in April 2015, $140 will be paid in September 2015 and the remaining balance of $281 will be paid over a 12-month period beginning October 2015. Of the $421 remaining separation obligation, $351 was included in Prepaid expenses and other current assets, and $70 in Other assets on the accompanying condensed consolidated balance sheets as of June 30, 2015. The $421 is classified as restricted cash as of June 30, 2015 and is restricted in its use as noted above.
In June 2015, Daniel Gallagher's employment with the Company as Chief Executive Officer and President was terminated. Pursuant to a letter agreement entered with Mr. Gallagher in June 2015, Mr. Gallagher received payment of $150 in June 2015, and is entitled to receive severance payment of $550, payable over a 12-month period beginning July 2015. The severance payment of $550 was included in Accrued Expenses on the accompanying condensed consolidated balance sheets as of June 30, 2015. The Company also accrued an additional $76 of payroll taxes and medical benefits related to this agreement.
In connection with Mr. Gallagher's termination, the Company's Board of Directors named Patrick Walsh, then Chairman of the Board of the Company, to serve as Executive Chairman, on an interim basis, in which capacity Mr. Walsh is responsible for the general management and control of the affairs and business of the Company while the Board of Directors conducts a search for the Company’s next Chief Executive Officer. In exchange for his service as Executive Chairman, Mr. Walsh is entitled to receive compensation of $30 per month, payable from June 19, 2015 and pro-rated for the portion of the year Mr. Walsh serves as Executive Chairman. In the three and six months ended June 30, 2015, the Company incurred compensation expense of $11 to Mr. Walsh related to this arrangement.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2015, the Company, through its subsidiaries, operated 154 fitness clubs ("clubs") and three BFX Studio locations. Our clubs collectively served approximately 525,000 members as of June 30, 2015. We owned and operated a total of 106 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2015, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 27 clubs in the Boston region under our “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2015. In addition, we owned and operated three clubs in Switzerland as of June 30, 2015. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
In the second quarter of 2015, we completed the process of introducing a new pricing strategy to a majority of our clubs called High Value Low Price ("HVLP"). As of June 30, 2015, 123 clubs were under this new pricing strategy, with the remaining clubs principally comprised of our passport-only model. Monthly dues at the HVLP clubs are offered at a reduced price and advertising cost were increased. The HVLP strategy offers the same level of service and amenities as our traditional clubs but at a lower price point giving us an opportunity to recapture market share and compete against low cost gyms that have opened in our markets. We believe our offerings are more compelling than other low cost operators because we include exciting group exercise classes, top of the line equipment, pools and courts with price of membership, when available.
The HVLP clubs are expected to experience earnings pressure in the near-term related to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates. The effect of existing members opting for lower dues and new members enrolling at lower rates were only partially offset by an increase in membership sales volume. Our total member count increased 20,000 to 525,000 in the three months ended June 30, 2015 compared to a decrease of 8,000 in the same prior-year period. In the six months ended June 30, 2015, our total member count increased 41,000 compared to a decrease of 9,000 in the six months ended June 30, 2014. We continue to adjust pricing in order to find the balance that results in increased revenue while also focusing on driving membership growth.

Due to the rise in popularity of private studio offerings, we introduced our BFX Studio brand in 2014. We currently have three BFX Studio locations and expect to open one additional location in early 2016. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. BFX Studio includes three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. BFX Studio is staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels of metropolitan, active healthy lifestylers. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 26,000 square feet aggregate average size of our clubs.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.3% of our total revenue for the six months ended June 30, 2015. We recognize revenue from membership dues in the month when the services are rendered. Approximately 98% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the six months ended June 30, 2015, we generated 17.1% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of BFX Studio classes, programming for children, signature classes, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on BFX Studio classes and ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.4% of our total revenue for the six months ended June 30, 2015) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
In September 2014, we completed the previously announced legal sale of our East 86th Street property to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as our former retail tenant that generated rental income for us. Because the transaction is characterized for accounting purposes as a financing rather than a sale, the rental payments are treated as interest on the financing arrangement. Further, we will continue to account for the rental income from this former retail tenant until the tenant’s lease is terminated. Rental income from this former retail tenant was approximately $984,000 for each of the six months ended June 30, 2015 and 2014. Refer to Note 5 - Building Financing Arrangement to our condensed consolidated financial statements.
Our performance is dependent on our ability to continually attract and retain members at our clubs. We experience attrition at our clubs and must attract new members in order to maintain our membership and revenue levels. In the three months ended June 30, 2015 and 2014, our monthly average attrition rate was 4.0% and 3.4%, respectively.
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
As of June 30, 2015, 152 of our fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and eight managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2014, the full-year 2014, and the first and second quarters of 2015.

	2014					2015
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2
Wholly owned clubs operated at beginning of period	160	160	161	156	160	156	156
New clubs opened	—	1	—	3	4	1	—
Clubs closed, relocated or merged	—	—	(5)	(3)	(8)	(1)	(4)
Wholly owned clubs at end of period	160	161	156	156	156	156	152
Total clubs operated at end of period (1) (2)	162	163	158	158	158	158	154

(1)
Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and eight managed sites.

(2)	Excludes three BFX Studio locations.
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

2014
Three months ended March 31, 2014	(4.7)%
Three months ended June 30, 2014	(4.5)%
Three months ended September 30, 2014	(4.5)%
Three months ended December 31, 2014	(3.9)%
2015
Three months ended March 31, 2015	(3.5)%
Three months ended June 30, 2015	(5.4)%
The comparable club revenue declines experienced in 2014 are primarily due to the impact of membership declines. We experienced an overall member loss of 13,000 in the year ended December 31, 2014. The decline in comparable club revenue for the six months ended June 30, 2015 is mainly driven by lower membership revenue due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates under our new HVLP strategy. The effect of existing members opting for lower dues and new members enrolling at lower rates were only partially offset by an increase in membership sales volume. Our total member count increased 20,000 to 525,000 in the three months ended June 30, 2015 compared to a decrease of 8,000 in the same prior-year period. In the six months ended June 30, 2015, our total member count increased 41,000 compared to a decrease of 9,000 in the six months ended June 30, 2014. We continue to adjust pricing in order to find the balance that results in increased revenue while also focusing on driving membership growth.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	42.6	38.7	42.3	38.6
Club operating	46.9	42.0	46.5	42.4
General and administrative	7.4	6.5	7.5	6.8
Depreciation and amortization	11.3	10.2	10.8	10.2
	108.2	97.4	107.1	98.0
Impairment of fixed assets	0.9	0.8	1.0	1.9
Impairment of goodwill	29.2	—	14.4	0.1
	30.1	0.8	15.4	2.0
Operating (loss) income	(38.3)	1.8	(22.5)	—
Interest expense	4.8	4.1	4.7	4.1
Equity in the earnings of investees and rental income	(0.6)	(0.6)	(0.5)	(0.6)
Loss before benefit for corporate income taxes	(42.5)	(1.7)	(26.7)	(3.5)
Benefit for corporate income taxes	(13.8)	(0.9)	(6.8)	(1.6)
Net loss	(28.7)%	(0.8)%	(19.9)%	(1.9)%

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$77,912	71.9%	$87,558	75.7%	(11.0)%
Initiation and processing fees	3,883	3.6	2,985	2.6	30.1
Membership revenue	81,795	75.5	90,543	78.3	(9.7)
Personal training revenue	19,338	17.9	18,244	15.8	6.0
Other ancillary club revenue (1)	5,608	5.2	5,377	4.6	4.3
Ancillary club revenue	24,946	23.1	23,621	20.4	5.6
Fees and other revenue (2)	1,555	1.4	1,533	1.3	1.4
Total revenue	$108,296	100.0%	$115,697	100.0%	(6.4)%

(1)	Other ancillary club revenue primarily consists of BFX Studio classes, Small Group Training, Sports Clubs for Kids, and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
Revenue decreased $7.4 million, or 6.4%, in the three months ended June 30, 2015 compared to the same prior-year period, as a result of lower membership revenue partially offset by higher ancillary club revenue. For the three months ended June 30, 2015 compared to the same prior-year period, revenue decreased approximately $6.5 million at our clubs opened or acquired prior to June 30, 2013 and $3.3 million at clubs that closed subsequent to June 30, 2013. These decreases were partially offset by a $2.4 million increase in revenue from our clubs that were opened or acquired subsequent to June 30, 2013.
Membership dues revenue decreased $9.6 million, or 11.0%, in the three months ended June 30, 2015 compared to the same prior-year period primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, both as a result of the new HVLP strategy. We continue to adjust pricing in order to find the balance that results in increased revenue while also focusing on driving membership growth.
Initiation and processing fees revenue increased $898,000, or 30.1%, in the three months ended June 30, 2015 compared to the same prior-year period, primarily reflecting an increased amount of initiation and processing fees under the HVLP strategy associated with an increase in membership sales volume beginning in the third quarter of 2014. Our total member count increased 20,000 to 525,000 in the three months ended June 30, 2015 compared to a decrease of 8,000 in the same prior-year period. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $1.1 million, or 6.0%, in the three months ended June 30, 2015 compared to the same prior-year period, primarily reflecting increased interest on our multi-session personal training membership products and an increase in overall membership level.
Other ancillary club revenue increased $231,000, or 4.3% in the three months ended June 30, 2015 compared to the same prior-year period primarily driven by increased revenue from our BFX Studio classes, partially offset by decreased revenue from our Small Group Training classes and decreased revenue from guest fees as guest fees are no longer charged in HVLP clubs.
Comparable club revenue decreased 5.4% in the three months ended June 30, 2015 as compared to the same prior-year period. The price of our dues and fees decreased 15.3%, the effect of which was partially offset by an 8.3% increase in memberships at our comparable clubs. The 5.4% combined increase in personal training revenue, other ancillary club revenue and other revenue accounted for a 1.6% total increase in total comparable club revenue.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2015	2014	% Variance
Payroll and related	$46,137	$44,762	3.1%
Club operating	50,821	48,618	4.5
General and administrative	8,039	7,506	7.1
Depreciation and amortization	12,178	11,853	2.7
Impairment of fixed assets	1,014	890	13.9
Impairment of goodwill	31,558	—	N/A
Total operating expenses	$149,747	$113,629	31.8%
Operating expenses for the three months ended June 30, 2015 increased $36.1 million, or 31.8%, compared to the same prior-year period. The 2015 period included increased fixed asset and goodwill impairment charges of $31.7 million (Note 9 - Fixed Asset Impairment and Note 10 - Goodwill and Other Intangibles to our condensed consolidated financial statements) and a separation obligation of $776,000 related to our former Chief Executive Officer (Note 14 - Separation Obligation to our condensed consolidated financial statements). Separate from these items, operating expenses increased $3.7 million, or 3.2%, compared to the same prior-year period, primarily reflecting increased marketing expenses of $2.2 million primarily due to advertising for the HVLP pricing strategy and increased payroll expenses of $631,000 from personal training which was directly related to higher personal training revenue.
Payroll and related. Payroll and related expenses increased $1.4 million, or 3.1%, in the three months ended June 30, 2015 compared to the same prior-year period. The payroll expenses increase included a $776,000 separation obligation related to our former Chief Executive Officer in the three months ended June 30, 2015. Separate from this item, payroll and related expenses increased $599,000, or 1.3%, compared to the same prior-year period, primarily driven by increased personal training payroll of $631,000 which was directly related to the increase in personal training revenue.
Club operating. Club operating expenses increased $2.2 million, or 4.5%, in the three months ended June 30, 2015 compared to the same prior-year period. This increase was principally attributable to the following:

•
Marketing expenses increased $2.2 million in the three months ended June 30, 2015 compared to the same period in the prior year principally due to increased advertising spend associated with the HVLP pricing strategy.

•
Rent and occupancy expenses increased $488,000 in the three months ended June 30, 2015 compared to the same period last year. This increase included $199,000 related to leases that commenced for newly opened and future clubs and BFX Studio locations in 2014 and 2015, $608,000 in increased occupancy expenses at our mature clubs as well as $817,000 of lease termination costs associated with closed clubs. The current year increase was partially offset by $1.1 million related to rent savings from closing clubs.

These increases were partially offset by decreased utilities expense of $150,000 as well as decreased repair and maintenance expense of $130,000.
General and administrative. General and administrative expenses increased $533,000, or 7.1%, in the three months ended June 30, 2015 compared to the same period last year, primarily reflecting costs of $314,000 associated with the changes to our Board of Directors and other related expenses. Separate from this non-comparable item, general and administrative expenses increased $219,000 principally reflecting increased consulting expenses of $239,000.
Depreciation and amortization. In the three months ended June 30, 2015 compared to the same period last year, depreciation and amortization expense increased $325,000, or 2.7%.

Impairment of fixed assets. In the three months ended June 30, 2015, we recorded a total of $1.0 million fixed asset impairment charges at four underperforming clubs compared to impairment charges of $890,000 at six underperforming clubs in the three months ended June 30, 2014. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Impairment of goodwill. As a result of the significant decrease in market capitalization and a decline in our current performance, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, we wrote off $31.6 million of goodwill associated with these reporting units.
Interest expense
Interest expense increased $491,000, or 10.5%, in the three months ended June 30, 2015 compared to the same period last year, primarily reflecting the non-cash rental income related to our former tenant at the East 86th Street property. Because the legal sale of our East 86th Street property is characterized for accounting purposes as a financing rather than a sale, rental income related to our former tenant in the building that was assigned to the purchaser/landlord is treated as interest on the financing arrangement. We will continue to account for the rental income from this former retail tenant as interest expense until the tenant’s lease is terminated. This was partially offset by a decrease in interest expense due to principal payments made on our 2013 Term Loan Facility.
Benefit for Corporate Income Taxes
We recorded an income tax benefit of $15.0 million inclusive of valuation allowance and an income tax benefit of $1.1 million for the three months ended June 30, 2015 and 2014, respectively, reflecting an effective income tax rate of 33% for the three months ended June 30, 2015 and 54% for the three months ended June 30, 2014. For the three months ended June 30, 2015 June 30, 2015 and 2014, we have determined our income tax provision and benefit on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2015		2014
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$160,379	73.0%	$176,194	76.1%	(9.0)%
Initiation and processing fees	7,277	3.3	6,194	2.6	17.5
Membership revenue	167,656	76.3	182,388	78.7	(8.1)
Personal training revenue	37,659	17.1	35,154	15.2	7.1
Other ancillary club revenue (1)	11,314	5.2	11,102	4.8	1.9
Ancillary club revenue	48,973	22.3	46,256	20.0	5.9
Fees and other revenue (2)	3,091	1.4	2,956	1.3	4.6
Total revenue	$219,720	100.0%	$231,600	100.0%	(5.1)%

(1)	Other ancillary club revenue primarily consists of BFX Studio classes, Small Group Training, Sports Clubs for Kids, and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased $11.9 million, or 5.1% in the six months ended June 30, 2015 compared to the same prior-year period, as a result of lower membership revenue partially offset by higher ancillary club revenue. For the six months ended June 30, 2015 compared to the same prior-year period, revenue decreased approximately $10.7 million at our clubs opened or acquired prior to June 30, 2013 and $5.7 million at clubs that closed subsequent to June 30, 2013. These decreases were partially offset by a $4.6 million increase in revenue from our clubs that were opened or acquired subsequent to June 30, 2013.
Membership dues revenue decreased $15.8 million, or 9.0%, in the six months ended June 30, 2015 compared to the same prior-year period primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, both as a result of the new HVLP strategy. We continue to adjust pricing in order to find the balance that results in increased revenue while also focusing on driving membership growth.
Initiation and processing fees revenue increased $1.1 million, or 17.5%, in the six months ended June 30, 2015 compared to the same prior-year period, primarily reflecting an increased amount of initiation and processing fees under the HVLP strategy associated with an increase in membership sales volume. Our total member count increased 41,000 to 525,000 in the first half of 2015 compared to a decrease of 9,000 members in the same prior-year period primarily due to the HVLP implementation. Total initiation and processing fees collected in the six months ended June 30, 2015 were $9.7 million compared to $5.4 million in the same period last year. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $2.5 million, or 7.1%, in the six months ended June 30, 2015 compared to the same prior-year period, primarily reflecting an increased interest on our multi-session personal training membership products and an increase in overall membership level.
Other ancillary club revenue increased $212,000, or 1.9% in the six months ended June 30, 2015 compared to the same prior-year period primarily driven by increased revenue from our BFX Studio classes, partially offset by decreased revenue from our Small Group Training classes and decreased revenue from guest fees as guest fees are no longer charged in HVLP clubs.
Comparable club revenue decreased 4.4% in the six months ended June 30, 2015 as compared to the same prior-year period. The price of our dues and fees decreased 12.4%, the effect of which was partially offset by an 6.7% increase in memberships at our comparable clubs. The 5.8% combined increase in personal training revenue, other ancillary club revenue and other revenue accounted for a 1.3% total increase in total comparable club revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2015	2014	% Variance
Payroll and related	$92,997	$89,335	4.1%
Club operating	102,106	98,213	4.0
General and administrative	16,448	15,787	4.2
Depreciation and amortization	23,852	23,651	0.8
Impairment of fixed assets	2,151	4,513	(52.3)
Impairment of goodwill	31,558	137	>100%
Total operating expenses	$269,112	$231,636	16.2%
Operating expenses for the six months ended June 30, 2015 increased $37.5 million, or 16.2%, compared to the same prior-year period. The 2015 period included increased fixed asset and goodwill impairment charges of $29.1 million and $2.1 million separation obligations related to our former Executive Chairman and our former Chief Executive Officer. Separate from these items, operating expenses increased $6.4 million, or 2.8%, compared to the same prior-year period, primarily reflecting increased marketing expenses of $5.1 million due to the conversion to the HVLP pricing strategy and increased personal training payroll of $1.1 million.

Payroll and related. Payroll and related expenses increased $3.7 million, or 4.1%, in the six months ended June 30, 2015 compared to the same prior-year period. The payroll expenses increase included $2.1 million separation obligations related to our former Executive Chairman and our former Chief Executive Officer in the six months ended June 30, 2015. Separate from these items, payroll and related expenses increased $1.6 million, or 1.8%, compared to the same prior-year period, primarily driven by increased personal training payroll of $1.1 million which was directly related to the increase in personal training revenue.
Club operating. Club operating expenses increased $3.9 million, or 4.0%, in the six months ended June 30, 2015 compared to the same prior-year period. This increase was principally attributable to the following:

•
Marketing expenses increased $5.1 million in the six months ended June 30, 2015 compared to the same period in the prior year principally due to increased advertising spend associated with the HVLP pricing strategy.

•
Rent and occupancy expenses increased $807,000 in the six months ended June 30, 2015 compared to the same period last year. This increase included $647,000 related to leases that commenced for newly opened and future clubs and BFX Studio locations in 2014 and 2015, $1.4 million in increased occupancy expenses at our mature clubs, as well as $871,000 of lease termination costs associated with closed clubs. The current year increase was partially offset by $2.1 million related to rent savings from closing clubs.

The increases were partially offset by a $1.2 million decrease in utilities expenses compared to the same prior-year period primarily due to lower energy costs in the winter months of 2015 as compared to 2014.
General and administrative. General and administrative expenses increased $661,000, or 4.2%, in the six months ended June 30, 2015 compared to the same period last year. Included in this increase was $200,000 associated with stock awards granted to the new members of the Board of Directors and $699,000 associated with the changes to our Board of Directors and other related expenses. Separate from these non-comparable items, general and administrative expenses decreased $238,000, or 1.5%, primarily reflecting overall cost savings partially offset by related increased consulting expenses.
Depreciation and amortization. In the six months ended June 30, 2015 compared to the same period last year, depreciation and amortization expense increased $201,000, or 0.8%.
Impairment of fixed assets. In the six months ended June 30, 2015, we recorded a total of $2.2 million fixed asset impairment charges at nine underperforming clubs compared to impairment charges of $4.5 million at eight underperforming clubs in the six months ended June 30, 2014. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Impairment of goodwill. As a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, we wrote off $31.6 million of goodwill associated with these reporting units. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137,000 associated with the Outlier Clubs in the six months ended June 30, 2014.
Interest expense
Interest expense increased $950,000, or 10.1%, in the six months ended June 30, 2015 compared to the same period last year, primarily reflecting the non-cash rental income related to our former tenant at the East 86th Street property. Because the legal sale of our East 86th Street property is characterized for accounting purposes as a financing rather than a sale, rental income related to our former tenant in the building that was assigned to the purchaser/landlord are treated as interest on the financing arrangement. We will continue to account for the rental income from this former retail tenant as interest expense until the tenant’s lease is terminated. This was partially offset by a decrease in interest expense due to principal payments made on our 2013 Term Loan Facility.

Benefit for Corporate Income Taxes
We recorded an income tax benefit of $14.7 million inclusive of valuation allowance and an income tax benefit of $3.8 million for the six months ended June 30, 2015 and 2014, respectively, reflecting an effective income tax rate of 25% for the six months ended June 30, 2015 and 46% for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we have determined our income tax provision and benefit on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate.
Segment Results of Operations
The following discussion sets forth our financial performance by reportable segment for the three and six months ended June 30, 2015 and 2014. We present earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization ("EBITDA") as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.
Clubs (New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, and Swiss Sports Clubs)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$107,730	$115,697	$218,800	$231,600
EBITDA	$(27,603)	$15,483	$(22,310)	$26,419
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Clubs revenue decreased $8.0 million, or 6.9%, in the three months ended June 30, 2015 compared to the same prior-year period, mainly driven by lower membership revenue due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates under our new HVLP strategy. The effect of existing members opting for lower dues and new members enrolling at lower rates were only partially offset by an increase in membership sales volume. Our total member count increased 20,000 to 525,000 in the three months ended June 30, 2015 compared to a decrease of 8,000 in the same prior-year period. We continue to adjust pricing in order to find the balance that results in increased revenue while also focusing on driving membership growth.
In the three months ended June 30, 2015, Clubs had an EBITDA loss of $27.6 million compared with an EBITDA of $15.5 million in the three months ended June 30, 2014, primarily reflecting increased fixed asset and goodwill impairment charges of $31.7 million and the decline in revenue, as well as increased marketing expenses associated with the conversion of HVLP clubs.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Clubs revenue decreased $12.8 million, or 5.5%, in the six months ended June 30, 2015 compared to the same prior-year period, mainly driven by lower membership revenue due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates under our new HVLP strategy. The effect of existing members opting for lower dues and new members enrolling at lower rates were only partially offset by an increase in membership sales volume. Our total member count increased 41,000 compared to a decrease of 9,000 in the six months ended June 30, 2014. We continue to adjust pricing in order to find the balance that results in increased revenue while also focusing on driving membership growth.
In the six months ended June 30, 2015, Clubs had an EBITDA loss of $22.3 million compared with an EBITDA of $26.4 million in the six months ended June 30, 2014, primarily reflecting increased fixed asset and goodwill impairment charges of $29.1 million and the decline in revenue, as well as increased marketing expenses associated with the conversion of HVLP clubs.

BFX Studio

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$566	$—	$920	$—
EBITDA	$(1,091)	$(923)	$(2,040)	$(1,564)
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
BFX Studio's revenue was $566,000 in the three months ended June 30, 2015, reflecting revenue of our three BFX Studio locations which opened in September 2014, March 2015 and June 2015. We currently plan to open one additional BFX Studio location in early 2016.
BFX Studio had an EBITDA loss of $1.1 million and $923,000 for the three months ended June 30, 2015 and 2014, respectively, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our three BFX Studio locations and one other location with leases executed and development underway.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
BFX Studio's revenue was $920,000 in the six months ended June 30, 2015, reflecting revenue of our three BFX Studio locations opened in September 2014, March 2015 and June 2015. We currently plan to open one additional BFX Studio locations in early 2016.
BFX Studio had an EBITDA loss of $2.0 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our three BFX Studio locations and one other location with leases executed and development underway.
Liquidity and Capital Resources
As of June 30, 2015, we had $98.4 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of June 30, 2015, $79.6 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 increased $77,000 compared to the same period last year. Cash from operations primarily benefited from an $11.9 million increase in cash collected for member enrollment in the six months ended June 30, 2015 related to an increase in memberships sold. The increase in accrued payroll expenses generated a favorable cash flow variance of $6.5 million in the six months ended June 30, 2015 principally due to timing differences in payroll payments. The increase in cash flows also reflected the timing of certain payments and collections made associated with our accrued expenses. These increases were partially offset by a decrease in membership dues collected of $17.7 million in the six months ended June 30, 2015.

Investing Activities. Net cash used in investing activities increased $6.7 million in the six months ended June 30, 2015 compared to the same prior-year period. The increase was primarily due to a deposit of $5.0 million received in connection with the 86th Street building in Manhattan during the six months ended June 30, 2014 and a $1.1 million executive separation obligation related to our former Executive Chairman during the six months ended June 30, 2015. Investing activities in the six months ended June 30, 2015 and 2014 both included capital expenditures related to the building of new clubs and new BFX Studio locations, expanding and remodeling existing clubs, and the purchase of new fitness equipment.
For the year ending December 31, 2015, we currently plan to invest $30.0 million to $34.0 million in capital expenditures. This amount includes approximately $9.0 million to $10.0 million related to planned 2015 openings, including one club and two BFX Studio locations that opened in the six months ended June 30, 2015, and one future BFX Studio location. Total capital expenditures also includes approximately $13.0 million to $15.0 million to continue enhancing or upgrading existing clubs and approximately $5.0 million to $6.0 million principally related to major renovations at certain clubs. We also expect to invest approximately $3.0 million to continue to enhance our management information and communication systems. We expect these capital expenditures to be funded by cash flow from operations and available cash on hand.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2015 decreased $7.5 million compared to the same period last year, primarily due to a decrease in cash dividends paid to common stockholders of $7.6 million related to dividends declared prior to 2015.
As of June 30, 2015, our total principal amount of debt outstanding was $306.7 million. This substantial amount of debt could have significant consequences, including:

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2015, we have made a total of $18.3 million in principal payments on the 2013 Term Loan Facility.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of June 30, 2015 as our only utilization of the 2013 Revolving Loan Facility as of June 30, 2015 was $2.9 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of June 30, 2015 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 5 – Building Financing Arrangement, we received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforwards) during the third quarter of 2014. Accordingly, we made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, we recorded loss on extinguishment of debt of $493,000, consisting of the write-off of unamortized debt issuance costs and debt discount of $119,000 and $374,000, respectively. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on increased capital expenditures related to the building of new clubs and new BFX Studio locations, we do not expect to be required to make a payment at any time. In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2014 did not result in any required payments in April 2015. The second excess cash flow payment is due in April 2016, if applicable. Based on our unit growth projection and capital expenditures related to club renovations, the building of new clubs and new BFX Studio locations, together with our operating forecast, we do not expect there will be an excess cash flow payment required at that time.
As of June 30, 2015, the 2013 Term Loan Facility has a gross principal balance of $306.7 million and a balance of $299.0 million net of unamortized debt discount of $7.8 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the first amendment and second amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of June 30, 2015, the unamortized balance of debt issuance costs of $3.3 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2015 was $42.2 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million.
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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Building Financing Arrangement
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect to lease (“Initial Lease”) the premises to at least March 2016 and then, upon at least 120 days notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we intend to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments in September 2014 in this regard. In March 2015, we received the remaining proceeds held in escrow of $500,000, which was included in our cash flow statement for the six months ended June 30, 2015 as a financing cash inflow.
As of June 30, 2015, the total financing arrangement was $83.9 million, which is net of $1.8 million held in escrow for our former tenant. The accrued interest on financing arrangement was not material at June 30, 2015. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though we no longer have legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, we do not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on our balance sheet until any continuing involvement has ceased.
As of June 30, 2015, the net book value of the building and building improvements was $3.0 million and the book value of the land was $986,000. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the option periods. The net fees are recorded in Other assets on our accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.
Payments made under the Initial Lease, including rental income related to our former tenant in the building that was assigned to the purchaser/landlord, are recognized as interest expense on the underlying financing arrangement. Included in the contractual obligation table below is our future lease commitment of $750,000 per year under the remaining term of the Initial Lease, which includes the options periods and will be recorded as interest expense. Rental income related to our former tenant in the building of approximately $2.0 million and the amortization of the deferred costs of $126,000 per year will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).

Contractual Obligations
As of June 30, 2015, our contractual obligations listed in the table below and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$306,727	$3,114	$6,228	$6,228	$291,157
Interest payments on long-term debt (2)	77,168	15,369	29,893	26,888	5,018
Operating lease obligations (3)	620,220	90,404	163,924	136,044	229,848
Total contractual obligations	$1,004,115	$108,887	$200,045	$169,160	$526,023
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2014 and no payments are currently required in 2015 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of June 30, 2015.

(3)
Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results. Amounts include obligations under the Initial Lease related to the Building financing arrangement and does not include any amounts relating to the New Club Lease. See “Building Financing Arrangement.”

(4)
The table above does not reflect payments related to planned club closures and executive separation obligations to our former Executive Chairman and our former Chief Executive Officer. Refer to Note 14 - Separation Obligation to our condensed consolidated financial statements.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
Working Capital
We had working capital of $43.1 million and $52.3 million at June 30, 2015 and December 31, 2014, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of June 30, 2015, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs), the current portion of deferred tax liabilities and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $47.2 million and $37.0 million at June 30, 2015 and December 31, 2014, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a twelve month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life. These costs are recorded as a long-term asset and as such do not affect working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of availability at June 30, 2015 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.

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
In the three months ended June 30, 2015, we tested 11 underperforming clubs and recorded an impairment charge of $1.0 million on leasehold improvements and furniture and fixtures at four of these clubs that experienced decreased profitability and sales levels below expectations during this period compared to an impairment charge of $890,000 at six underperforming clubs in the three months ended June 30, 2014. To the extent the HVLP pricing strategy does not meet our current expectations, we may record additional impairment charges. In the six months ended June 30, 2015, we recorded a total of $2.2 million fixed asset impairment charges at nine underperforming clubs compared to impairment charges of $4.5 million at eight underperforming clubs in the six months ended June 30, 2014. The fixed asset impairment charge is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio ("BFX Studio"). As of June 30, 2015, the NYSC region, WSC region, PSC region, the Outlier Clubs and BFX Studio do not have goodwill balances.
As of February 28, 2015 and February 28, 2014, we performed our annual impairment test of goodwill. The February 28, 2015 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137,000 associated with the Outlier Clubs in the six months ended June 30, 2014.

As a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, we performed an interim impairment test as of May 31, 2015. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on our short-term and long-term projections. As a result of the May 31, 2015 interim impairment test, we concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, we wrote off $31.6 million of goodwill associated with these reporting units. We did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit.
For the May 31, 2015 and February 28, 2015 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the our fair value in an orderly transaction between market participants. Under the market-based approaches, we utilized information regarding the Company, the Company's industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs, and taking into account the firm offer. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of NYSC and SSC were 9.2% and 11.2% as of May 31, 2015, respectively, compared to 13.3% and 13.9% as of February 28, 2015. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. We believe our assumptions are reasonable, however, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of May 31, 2015 and February 28, 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair value of SSC was greater than book value by 65% as of May 31, 2015 and and 84% as of February 28, 2015.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, we made the following assumptions. We developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the five year forecast. As of May 31, 2015, we used discount rates ranging from 8.2% to 11.2% and terminal growth rates ranging from 1.0% to 3.0%. As of February 28, 2015, we used discount rates ranging from 13.2% to 13.9% and terminal growth rates ranging from 0.5% to 3.0%. These assumptions are developed separately for each reporting unit.
The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We will continue to complete interim evaluations of the goodwill by reporting unit if a triggering event exists.
Deferred Income Taxes. We had a net deferred tax liability of $61,000 and $11.6 million as of June 30, 2015 and December 31, 2014, respectively. We had a state net deferred tax liability of $18,000 and $3.3 million as of June 30, 2015 and December 31, 2014, respectively. As of December 31, 2014, we maintained and as of June 30, 2015 continued to maintain a full valuation allowance of our deferred tax assets.

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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of June 30, 2015, we had $306.7 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of June 30, 2015, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $753,000.
For additional information concerning the terms of our 2013 Term Loan Facility, see Note 3 — Long-Term Debt to the condensed consolidated financial statements.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Executive Chairman and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Executive Chairman and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014. On June 12, 2015, the plaintiff made a motion for class certification.  On July 24, 2015, the court indefinitely adjourned the plaintiff’s motion for class certification to allow the court to first decide a motion for sanctions by TSI, LLC against Labbe.  TSI, LLC made that motion for sanctions on June 30, 2015.  The motion seeks dismissal of Labbe’s complaint, and reimbursement of certain of TSI, LLC’s legal fees, on the ground that Labbe has not complied with his discovery obligations and the court’s discovery orders. TSI, LLC’s motion for sanctions remains pending. While it is not possible to estimate the likelihood of an unfavorable outcome or a range of loss in the case of an unfavorable outcome to TSI, LLC at this time, TSI, LLC intends to contest this case vigorously.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	July 30, 2015

		By:	/s/ Carolyn Spatafora
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

10.1
Letter Agreement, dated June 17, 2015, between Town Sports International Holdings, Inc. and Daniel Gallagher (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on June 18, 2015).

10.2
Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (as amended and restated effective as of April 2, 2015) (incorporate by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed on April 27, 2015)

10.3
Amended and Restated Town Sports International Holdings, Inc. 2006 Annual Performance Bonus Plan (2015 Amendment and Restatement) (incorporate by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed on April 27, 2015)

31.1
Certification of Executive Chairman pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase