Form 10-Q
period 2015-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2015-11-02
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2015, there were 24,879,897 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended September 30, 2015

2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014
(All figures in thousands except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$88,286	$93,452
Accounts receivable (less allowance for doubtful accounts of $2,814 and $2,511 as of September 30, 2015 and December 31, 2014, respectively)	2,428	3,656
Inventory	456	573
Deferred tax assets	533	724
Prepaid corporate income taxes	9,843	11,588
Prepaid expenses and other current assets	15,809	12,893
Total current assets	117,355	122,886
Fixed assets, net	206,255	233,644
Goodwill	1,055	32,593
Intangible assets, net	182	394
Deferred tax assets	217	—
Deferred membership costs	4,443	7,396
Other assets	12,454	12,920
Total assets	$341,961	$409,833
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,114	$3,114
Accounts payable	5,422	2,873
Accrued expenses	28,927	26,702
Accrued interest	129	376
Dividends payable	173	291
Deferred revenue	43,657	36,950
Deferred tax liabilities	229	300
Total current liabilities	81,651	70,606
Long-term debt	295,394	296,757
Building financing arrangement	83,900	83,400
Dividends payable	123	211
Deferred lease liabilities	52,292	53,847
Deferred tax liabilities	577	11,999
Deferred revenue	1,571	2,455
Other liabilities	10,343	8,642
Total liabilities	525,851	527,917
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both September 30, 2015 and December 31, 2014
Common stock, $0.001 par value; issued and outstanding 24,879,897 and 24,322,249 shares at September 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	(8,586)	(10,055)
Accumulated other comprehensive (loss) income	(923)	395
Accumulated deficit	(174,405)	(108,448)
Total stockholders’ deficit	(183,890)	(118,084)
Total liabilities and stockholders’ deficit	$341,961	$409,833
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2015 and 2014
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Club operations	$102,119	$110,956	$318,748	$339,600
Fees and other	1,645	1,565	4,736	4,521
	103,764	112,521	323,484	344,121
Operating Expenses:
Payroll and related	42,889	43,994	135,886	133,329
Club operating	49,280	46,664	151,386	144,877
General and administrative	6,696	7,813	23,144	23,600
Depreciation and amortization	12,190	11,638	36,042	35,289
Impairment of fixed assets	12,420	—	14,571	4,513
Impairment of goodwill	—	—	31,558	137
	123,475	110,109	392,587	341,745
Operating (loss) income	(19,711)	2,412	(69,103)	2,376
Interest expense	5,204	4,519	15,562	13,927
Equity in the earnings of investees and rental income	(571)	(580)	(1,761)	(1,820)
Loss before benefit for corporate income taxes	(24,344)	(1,527)	(82,904)	(9,731)
Benefit for corporate income taxes	(2,338)	(660)	(17,066)	(4,430)
Net loss	$(22,006)	$(867)	$(65,838)	$(5,301)

Basic and diluted loss per share	$(0.89)	$(0.04)	$(2.68)	$(0.22)

Weighted average number of shares used in calculating loss per share	24,654,267	24,301,677	24,554,390	24,251,682

Dividends declared per common share	$—	$—	$—	$0.32
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2015 and 2014
(All figures in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statements of Comprehensive Loss:
Net loss	$(22,006)	$(867)	$(65,838)	$(5,301)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three and nine months ended September 30, 2015 and 2014	(238)	(364)	(44)	(253)
Interest rate swap, net of tax of $0 for each of the three and nine months ended September 30, 2015 and 2014, respectively, and ($333) and $193 for the comparable prior-year periods	(558)	433	(1,274)	(250)
Total other comprehensive (loss) income, net of tax	(796)	69	(1,318)	(503)
Total comprehensive loss	$(22,802)	$(798)	$(67,156)	$(5,804)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(All figures in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(65,838)	$(5,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,042	35,289
Impairment of fixed assets	14,571	4,513
Impairment of goodwill	31,558	137
Amortization of debt discount	972	978
Amortization of debt issuance costs	588	443
Amortization of building financing costs	95	—
Non-cash rental income, net of non-cash rental expense	(2,694)	(4,913)
Share-based compensation expense	1,187	1,563
Net change in deferred taxes	(11,519)	(23,567)
Net change in certain operating assets and liabilities	12,961	(10,172)
Decrease in deferred membership costs	2,953	930
Landlord contributions to tenant improvements	296	1,302
Increase in insurance reserves	689	760
Other	340	(60)
Total adjustments	88,039	7,203
Net cash provided by operating activities	22,201	1,902
Cash flows from investing activities:
Capital expenditures	(24,073)	(29,196)
Change in restricted cash	(1,100)	—
Net cash used in investing activities	(25,173)	(29,196)
Cash flows from financing activities:
Proceeds from building financing arrangement	500	83,400
Principal payments on 2013 Term Loan Facility	(2,335)	(3,160)
Debt issuance costs	(350)	(2,437)
Cash dividends paid	(82)	(7,666)
Redemption paid pursuant to the Rights Plan	(246)	—
Proceeds from stock option exercises	282	47
Tax benefit from restricted stock vesting	—	1,692
Net cash (used in) provided by financing activities	(2,231)	71,876
Effect of exchange rate changes on cash	37	(229)
Net (decrease) increase in cash and cash equivalents	(5,166)	44,353
Cash and cash equivalents beginning of period	93,452	73,598
Cash and cash equivalents end of period	$88,286	$117,951
Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$943	$(44)
Decrease (increase) in inventory	118	(90)
Increase in prepaid expenses and other current assets	(781)	(1,496)
Increase (decrease) in accounts payable, accrued expenses and accrued interest	5,052	(4,612)
Change in prepaid corporate income taxes and corporate income taxes payable	1,806	(6,166)
Increase in deferred revenue	5,823	2,236
Net change in certain working capital components	$12,961	$(10,172)
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$12,981	$12,741
Cash payments for income taxes	$88	$23,552
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of September 30, 2015, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 153 fitness clubs (“clubs”) and three BFX Studio locations. The clubs are composed of 105 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 27 clubs in the Boston market under the “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2014 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015.
Change in Estimated Average Membership Life
The Company completed the introduction of a new pricing model to a substantial majority of its clubs in the second quarter of 2015. As of September 30, 2015, approximately 80% of its clubs were operating under this new pricing model, with the remaining clubs principally comprising the Company's passport-only model. Prior to introducing this model, the Company tracked membership life of restricted members (primarily students and teachers) separately from unrestricted members. The Restricted Membership was discontinued as clubs transitioned and therefore the Company now aggregates all members for purposes of tracking average membership life. For the three and nine months ended September 30, 2015 and the full-year ended December 31, 2014, the average membership life was 22 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are currently deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months.

2.    Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarifies that the U.S. Securities Exchange and Commission would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 35-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This guidance eliminates the concept of extraordinary items from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or infrequent in occurrence. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging” (Topic 815): “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the nature of the host contract in a hybrid instrument is in the form of debt or equity”. This standard requires management to consider the stated and implied substantive terms and features of the hybrid financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): “Deferral of the Effective Date”, which defers the effective date of ASU No. 2014-09 for all entities by one year, to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is evaluating the impact of this standard on its financial statements.
3.    Long-Term Debt

	September 30, 2015	December 31, 2014
2013 Term Loan Facility outstanding principal balance	$305,949	$308,284
Less: Unamortized discount	(7,441)	(8,413)
Less: Current portion due within one year	(3,114)	(3,114)
Long-term portion	$295,394	$296,757
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are included in other assets in the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2015, TSI LLC has made a total of $19,051 in principal payments on the 2013 Term Loan Facility.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of September 30, 2015 as the Company’s only utilization of the 2013 Revolving Loan Facility as of September 30, 2015 was $2,850 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of September 30, 2015 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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

As of September 30, 2015, the 2013 Term Loan Facility has a gross principal balance of $305,949 and a balance of $298,508 net of unamortized debt discount of $7,441 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the first amendment and second amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of September 30, 2015, the unamortized balance of debt issuance costs of $3,127 is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,850. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2015 was $42,150 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $183,569 and $221,964 at September 30, 2015 and December 31, 2014, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company's previous credit facility. Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014.
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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of September 30, 2015	$2,568	$—	$2,568	$—
Interest rate swap liability as of December 31, 2014	$1,294	$—	$1,294	$—
The swap contract liability of $2,568 and $1,294 are recorded as a component of other liabilities as of September 30, 2015 and December 31, 2014, respectively, with the offset to accumulated other comprehensive income ($1,451 and $1,215, net of taxes, as of September 30, 2015 and December 31, 2014, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2015 and 2014 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at September 30, 2015 will be reclassified into earnings within the next 12 months.

5.    Building Financing Arrangement
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650, which includes $150 of additional payments to the Company. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club. The Company expects to lease (“Initial Lease”) the premises to at least March 2016 and then, upon at least 120 days notice from the purchaser/landlord, the Initial Lease will terminate and the Company will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, the Company intends to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, the Company has two options at its sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although the Company expects that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay the Company liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, the Company has included the proceeds received as a financing arrangement on its balance sheet. Except for payments under the Initial Lease and the New Club Lease, the Company does not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. The Company recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments in September 2014 in this regard. In March 2015, the Company received the remaining proceeds held in escrow of $500, which was included in the Company's cash flow statement for the nine months ended September 30, 2015 as a financing cash inflow.
As of September 30, 2015, the total financing arrangement was $83,900, which is net of $1,750 held in escrow for the Company's former tenant. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though the Company no longer has legal title to the building and the land, the building, building improvements and land remain on the Company's consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, the Company does not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on the Company’s balance sheet until any continuing involvement has ceased.
As of September 30, 2015, the net book value of the building and building improvements was $2,865 and the book value of the land was $986. As part of the transaction, the Company incurred $3,160 of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the option periods. The net fees are recorded in Other assets on the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.
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

12 months ending September 30,
2016	$750
2017	750
2018	750
2019	750
2020	750
2021 and thereafter	14,208
Minimum lease commitments	$17,958
Not included in the table above are the cash rent portion of rental income related to the Company’s former tenant in the building ranging between $1,883 and $2,617 per year through March 2028 and the amortization of the deferred costs of $126 per year through September 2039, and such amounts will be recorded as interest expense (unless the purchaser/landlord exercises its right to terminate the lease before the end of the 10-year Initial Lease).
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of September 30, 2015, $75,558 of the cash balance of $88,286 was held at two financial institutions. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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
For the three and nine months ended September 30, 2015 and 2014, there was no effect of dilutive stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods. As a result, the Company reported basic and diluted loss per share of $0.89 and $2.68 for the three and nine months ended September 30, 2015, respectively, and $0.04 and $0.22 for the comparable prior-year periods. If the Company had not been in a net loss position, there would have been anti-dilutive shares of 807,228 and 329,847 in the three and nine months ended September 30, 2015, respectively, and 366,417 and 383,956 in the comparable prior-year periods.
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

Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. Certain options granted under the Company’s 2004 Common Stock Option Plan, as amended (the “2004 Plan”), generally qualified as “incentive stock options” under the U.S. Internal Revenue Code; the exercise price of a stock option is equal to the fair market value of the Company’s common stock on the option grant date. As of September 30, 2015, there were 702,352 shares available to be issued under the 2006 Plan.
At September 30, 2015, the Company had no stock options outstanding under the 2004 Plan while the 2006 Plan had 849,866 stock options outstanding and 324,243 shares of restricted stock outstanding.
Effective December 31, 2014, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one preferred share right (a “Right”) for each share of Common Stock held as of January 12, 2015. Each Right entitled the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Shares”) at an initial exercise price of $15, subject to certain adjustments. On March 24, 2015, the Company entered into a nomination and standstill agreement (the “Nomination and Standstill Agreement”). Pursuant to the Nomination and Standstill Agreement, the Company agreed to redeem, effective immediately, the rights issued pursuant to the Rights Plan. Pursuant to the terms of the Rights Plan, the Company paid a redemption price to the holders of the rights equal to $0.01 per right in cash, or $246, on April 20, 2015.
Stock Option Awards
On August 19, 2015, the Company granted an award of non-qualified options to purchase 250,000 shares of its common stock to its Chief Operating Officer (“COO”) under the Company's 2006 Plan. In addition to awards granted under the 2006 Plan, the Company granted its COO an award of non-qualified options to purchase 450,000 shares (“Non-Plan Options”) of its common stock. These Non-Plan Options were granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The options granted on August 19, 2015 shall vest in three equal installments on each of the first three anniversaries of the date of grant and have a term of five years. These options have an exercise price of $2.61 per share, equal to the closing price of the Company's common stock on the date of grant.
The Company calculated the expected term of stock options to be 3.50 years, which represents the period of time that options are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The volatility is determined based on management's estimate or historical volatilities of comparable companies.
The estimated fair value of the options as of the grant date was $0.98 per underlying share. The fair value of the stock option award is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Risk-free Interest Rate	Expected Dividend Yield	Expected Term (Years)	Expected Volatility
August 19, 2015	1.05%	—%	3.50	50.70%
Total compensation cost, classified within payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $28 for both the three and nine months ended September 30, 2015, versus $61 and $273 for the comparable prior-year periods.
As of September 30, 2015, a total of $647 in unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards
On August 19, 2015, the Company issued 300,000 shares of restricted stock to its COO (“Non-Plan RSA”). These Non-Plan RSA were granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The fair value of the Non-Plan RSA was $2.61 per share, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
On March 2, 2015, the Company issued 207,000 shares of restricted stock to employees under the 2006 Plan. The fair value for these awards was $6.68 per share, representing the closing stock price on the date of grant. These shares will vest 25% per year over four years on the anniversary dates of the respective grants.
The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $186 and $714 for the three and nine months ended September 30, 2015, respectively, versus $369 and $1,045 for the comparable prior-year periods. In the three months ended September 30, 2015, the Company adjusted the forfeiture estimates to reflect actual forfeitures. The actual forfeitures experienced in the third quarter of 2015 differ from the Company's previous estimate mainly due to the termination of one of its executive management level employees in August 2015. The impact of forfeiture adjustment reduced stock-based compensation expense by $191 for the three months ended September 30, 2015.
As of September 30, 2015, a total of $2,175 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.8 years.
Stock Grants
In the nine months ended September 30, 2015, the Company issued shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The total fair value of the shares issued was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $445 and $245 for the nine months ended September 30, 2015 and 2014, respectively. There was no compensation expense related to Board of Director common stock grants for the three months ended September 30, 2015 and 2014.
Total shares issued to members of the Company's Board of Directors during the nine months ended September 30, 2015 were:

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

In the three months ended September 30, 2015, the Company tested its underperforming clubs and recorded an impairment charge of $12,420 on leasehold improvements and furniture and fixtures at nine clubs that experienced decreased profitability and sales levels below expectations during this period. This charge was recorded within the Traditional Clubs segment. The remaining clubs tested that did not have impairment charges had an aggregate of $22,712 of net leasehold improvements and furniture and fixtures remaining as of September 30, 2015. The Company will continue to monitor the results and changes in expectations of these clubs closely during the remainder of 2015 to determine if additional fixed asset impairment charges will be necessary.
In the nine months ended September 30, 2015, the Company recorded a total of $14,571 fixed asset impairment charges compared to impairment charges of $4,513 in the nine months ended September 30, 2014. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
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
10.    Goodwill and Other Intangibles
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio (“BFX Studio”). As of September 30, 2015, only the SSC region has a remaining goodwill balance.
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

As a result of the May 31, 2015 interim impairment test, the Company concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, the Company wrote off $31,558 of goodwill associated with these reporting units. The Company did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit. The February 28, 2015 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137 associated with the Outlier Clubs in the nine months ended September 30, 2014.
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
The Company's next annual impairment test will be performed as of February 28, 2016 or earlier, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. The Company determined a triggering event did not occur in the three months ended September 30, 2015.

The changes in the carrying amount of goodwill from December 31, 2014 through September 30, 2015 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill, net of accumulated amortization	$31,549	$9	$1,035	$137	$32,730
Less: accumulated impairment of goodwill	—	—	—	(137)	(137)
Balance as of December 31, 2014	31,549	9	1,035	—	32,593
Changes due to foreign currency exchange rate fluctuations	—	—	20	—	20
Less: impairment of goodwill	(31,549)	(9)	—	—	(31,558)
Balance as of September 30, 2015	$—	$—	$1,055	$—	$1,055
Amortization expense was $11 and $213 for the three and nine months ended September 30, 2015, respectively, versus $128 and $385 for the comparable prior-year periods. Intangible assets are as follows:

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(102)	148
Trade names	40	(6)	34
	$11,634	$(11,452)	$182

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,163)	$181
Management contracts	250	(73)	177
Trade names	40	(4)	36
	$11,634	$(11,240)	$394
11.    Income Taxes
For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $17,066 inclusive of valuation allowance compared with an income tax benefit of $4,430 for the nine months ended September 30, 2014, reflecting an effective income tax rate of 21% for the nine months ended September 30, 2015 and 46% for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, the Company has determined its income tax benefit on a discrete basis since the potential impact of fluctuations in the Company's forecast may have a significant impact on the estimated annual effective tax rate.
As of September 30, 2015 and December 31, 2014, the Company had a net deferred tax liability of $61 and $11,576, respectively. The state net deferred tax liability was $17 and $3,274 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance against its U.S. net deferred tax assets.
As of September 30, 2015 and December 31, 2014, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2015 since the income tax returns may no longer be subject to audit in 2015.

The following state and local jurisdictions are currently examining the Company’s respective income tax returns for the years indicated: New York State (2006 through 2011) and New York City (2006 through 2011). On April 9, 2015, the Company received a “no change” letter from the Commonwealth of Massachusetts for the periods ended December 31, 2009 and 2010. On March 26, 2014, the Company received from the State of New York a revised assessment related to tax years 2006-2009 in the amount of $3,500, inclusive of $1,174 of interest. In a letter dated June 1, 2015, the Company has requested a meeting with New York State Department of Finance and Taxation to resolve the examination. This meeting is scheduled to be held in early 2016. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations; however, it may be reasonably possible that one or more of these examinations may result in a change in the reserve for uncertain tax positions over the next twelve months.
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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014. On June 12, 2015, the plaintiff made a motion for class certification.  On July 24, 2015, the court indefinitely adjourned the plaintiff’s motion for class certification to allow the court to first decide a motion for sanctions by TSI, LLC against Labbe.  TSI, LLC made that motion for sanctions on June 30, 2015.  The motion seeks dismissal of Labbe’s complaint, and reimbursement of certain of TSI, LLC’s legal fees, on the ground that Labbe has not complied with his discovery obligations and the court’s discovery orders.  TSI, LLC’s motion for sanctions remains pending. TSI, LLC has proposed a settlement offer and the parties are working towards a resolution of this matter. If the parties are unsuccessful in these settlement negotiations, TSI, LLC intends to continue to contest this case vigorously.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of September 30, 2015.

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
The following tables set forth the Company’s financial performance by reportable segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Clubs	$103,075	$112,419	$321,875	$344,019
BFX Studio	689	102	1,609	102
Total Revenues	$103,764	$112,521	$323,484	$344,121
The Company presents earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization (“EBITDA”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. Clubs EBITDA includes all corporate overhead expenses and the impact of equity in the earnings of investees and rental income. In the three and nine months ended September 30, 2015, BFX Studio reported EBITDA loss of $856 and $2,896, respectively, and $1,060 and $2,624, respectively, for the comparable prior-year periods, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for the Company's three BFX Studio locations opened in September 2014, March 2015 and June 2015, and one other studio location under development.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA:
Clubs	$(6,094)	$15,690	$(28,404)	$42,109
BFX Studio	(856)	(1,060)	(2,896)	(2,624)
Total reportable segments	(6,950)	14,630	(31,300)	39,485
Depreciation and amortization	12,190	11,638	36,042	35,289
Interest expense	5,204	4,519	15,562	13,927
Loss before benefit for corporate income taxes	$(24,344)	$(1,527)	$(82,904)	$(9,731)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital Expenditures:
Clubs	$5,468	$11,594	$17,267	$25,536
BFX Studio	1,812	1,414	6,806	3,660
Total Capital Expenditures	$7,280	$13,008	$24,073	$29,196

14.    Separation Obligation
In March 2015, Robert Giardina's employment with the Company as Executive Chairman was terminated. Mr. Giardina continues to serve as a member of the Board and will be treated as a non-employee director. Pursuant to a letter agreement entered with Mr. Giardina in February 2015, Mr. Giardina was entitled to receive payment of $1,100 in accordance with the terms of the agreement, which has been placed by the Company in a Rabbi Trust, and the Company accrued an additional $208 of payroll taxes and medical benefits related to this agreement. These amounts were classified within payroll and related as well as general and administrative on the condensed consolidated statements of operations for the nine months ended September 30, 2015. Of the $1,100 separation obligation, $679 was paid in April 2015, $140 was paid in September 2015 and the remaining balance of $281 will be paid over a 12-month period beginning October 2015. The $281 remaining separation obligation was included in Prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of September 30, 2015. The $281 is classified as restricted cash as of September 30, 2015 and is restricted in its use as noted above.
In June 2015, Daniel Gallagher's employment with the Company as Chief Executive Officer and President was terminated. Pursuant to a letter agreement entered with Mr. Gallagher in June 2015, Mr. Gallagher received payment of $150 in June 2015, and is entitled to receive severance payment of $550, payable over a 12-month period beginning July 2015. The Company also accrued an additional $76 of payroll taxes and medical benefits related to this agreement. These amounts were classified within payroll and related on the condensed consolidated statements of operations for the nine months ended September 30, 2015. Of the $550 severance payment, $138 was paid in the third quarter of 2015 and the remaining balance of $412 was included in Accrued Expenses on the accompanying condensed consolidated balance sheets as of September 30, 2015.
In connection with Mr. Gallagher's termination, the Company's Board of Directors named Patrick Walsh, then Chairman of the Board of the Company, to serve as Executive Chairman, on an interim basis, in which capacity Mr. Walsh is responsible for the general management and control of the affairs and business of the Company while the Board of Directors conducts a search for the Company’s next Chief Executive Officer. In exchange for his service as Executive Chairman, Mr. Walsh is entitled to receive compensation of $30 per month, payable from June 19, 2015. In the three and nine months ended September 30, 2015, the Company incurred compensation expense of $90 and $101, respectively, to Mr. Walsh in connection with this arrangement.
In September 2015, Paul Barron's employment with the Company as Chief Information Officer was terminated. Pursuant to a letter agreement entered with Mr. Barron in February 2015, Mr. Barron will receive payments totaling $402 with $83 payable in December 2015, and $319 payable over a 12-month period beginning December 2015. The Company also accrued an additional $44 of payroll taxes and medical benefits related to this agreement. These amounts were classified within payroll and related on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015, and were included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2015.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2015, the Company, through its subsidiaries, operated 153 fitness clubs (“clubs”) and three BFX Studio locations. Our clubs collectively served approximately 534,000 members as of September 30, 2015. We owned and operated a total of 105 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of September 30, 2015, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 27 clubs in the Boston region under our “Boston Sports Clubs” brand name, 13 clubs (two of which are partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of September 30, 2015. In addition, we owned and operated three clubs in Switzerland as of September 30, 2015. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
In the second quarter of 2015, we completed the introduction of a new low price model to a substantial majority of our clubs. As of September 30, 2015, approximately 80% of our clubs were operating under this new pricing model, with the remaining clubs principally comprised of our passport-only model. Monthly dues at the clubs under the new pricing model are offered at reduced prices and advertising cost were initially increased. These clubs offer the same level of service and amenities as our traditional clubs but at a lower price point giving us an opportunity to recapture market share and compete against low cost gyms that have opened in our markets. We believe our offerings are more compelling than other low cost operators because we include exciting group exercise classes, top of the line equipment, pools and courts with price of certain memberships, when available.
The clubs under the new pricing model are expected to experience continued earnings pressure in the near-term related to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates. The effect of existing members opting for lower dues and new members enrolling at lower rates have only partially been offset by an increase in membership sales volume. Our total member count increased 14,000 to 534,000 in the three months ended September 30, 2015 compared to a decrease of 9,000 in the same prior-year period. In the nine months ended September 30, 2015, our total member count increased 55,000 compared to a decrease of 18,000 in the nine months ended September 30, 2014. We continue to consider pricing adjustments in order to increase revenue while also driving membership growth.
We completed the conversion from our internally developed Club Management legacy system to a third-party developed software system. This conversion resulted in a one-time adjustment to our historical legacy member count of approximately 5,000 members. We believe this adjustment was non-revenue generated and therefore no impact on our consolidated financial statements.

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
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.0% of our total revenue for the nine months ended September 30, 2015. We recognize revenue from membership dues in the month when the services are rendered. Approximately 98% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the nine months ended September 30, 2015, we generated 17.1% of our revenue from personal training and 5.4% of our revenue from other ancillary programs and services consisting of BFX Studio classes, programming for children, Small Group Training and other member activities, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.5% of our total revenue for the nine months ended September 30, 2015) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
In September 2014, we completed the legal sale of our East 86th Street property to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as our former retail tenant that generated rental income for us. Because the transaction is characterized for accounting purposes as a financing rather than a sale, the rental payments are treated as interest on the financing arrangement. Further, we will continue to account for the rental income from this former retail tenant until the tenant’s lease is terminated. Rental income from this former retail tenant was approximately $1.5 million for each of the nine months ended September 30, 2015 and 2014. Refer to Note 5 - Building Financing Arrangement to our condensed consolidated financial statements.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended September 30, 2015 and 2014, our monthly average attrition rate was 4.4% and 4.0%, respectively.
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
As of September 30, 2015, 151 of our fitness clubs were wholly-owned by us and our condensed consolidated financial statements include the operating results of all such clubs. Two locations in Washington, D.C. were partly-owned and operated by us, with our profit sharing percentages approximating 20% (after priority distributions) and 45%, respectively, and are treated as unconsolidated affiliates for which we apply the equity method of accounting. In addition, we provide management services at private fitness locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and eight managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2014, the full-year 2014, and the first, second and third quarters of 2015.

	2014					2015
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2	Q3
Wholly owned clubs operated at beginning of period	160	160	161	156	160	156	156	152
New clubs opened	—	1	—	3	4	1	—	—
Clubs closed, relocated or merged	—	—	(5)	(3)	(8)	(1)	(4)	(1)
Wholly owned clubs at end of period	160	161	156	156	156	156	152	151
Total clubs operated at end of period (1) (2)	162	163	158	158	158	158	154	153

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

	2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable club revenue	(4.7)%	(4.5)%	(4.5)%	(3.9)%	(3.5)%	(5.4)%	(7.1)%
The comparable club revenue declines experienced in 2014 are primarily due to the impact of membership declines. We experienced an overall member loss of 13,000 in the year ended December 31, 2014. The decline in comparable club revenue for the nine months ended September 30, 2015 is mainly driven by lower membership revenue due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates under our new pricing model. The effect of existing members opting for lower dues and new members enrolling at lower rates was only partially offset by an increase in membership sales volume. In the nine months ended September 30, 2015, our total member count increased 55,000 compared to a decrease of 18,000 in the nine months ended September 30, 2014. We continue to consider pricing adjustments in order to increase revenue while also driving membership growth.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	41.3	39.1	42.0	38.7
Club operating	47.5	41.6	46.8	42.1
General and administrative	6.5	6.9	7.2	6.9
Depreciation and amortization	11.7	10.3	11.1	10.3
	107.0	97.9	107.1	98.0
Impairment of fixed assets	12.0	—	4.5	1.3
Impairment of goodwill	—	—	9.8	—
	12.0	—	14.3	1.3
Operating (loss) income	(19.0)	2.1	(21.4)	0.7
Interest expense	5.0	4.0	4.8	4.0
Equity in the earnings of investees and rental income	(0.5)	(0.5)	(0.5)	(0.5)
Loss before benefit for corporate income taxes	(23.5)	(1.4)	(25.7)	(2.8)
Benefit for corporate income taxes	(2.3)	(0.6)	(5.3)	(1.3)
Net loss	(21.2)%	(0.8)%	(20.4)%	(1.5)%

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$74,806	72.1%	$84,377	75.0%	(11.3)%
Initiation and processing fees	3,373	3.2	2,886	2.6	16.9
Membership revenue	78,179	75.3	87,263	77.6	(10.4)
Personal training revenue	17,868	17.2	17,703	15.7	0.9
Other ancillary club revenue (1)	6,072	5.9	5,990	5.3	1.4
Ancillary club revenue	23,940	23.1	23,693	21.0	1.0
Fees and other revenue (2)	1,645	1.6	1,565	1.4	5.1
Total revenue	$103,764	100.0%	$112,521	100.0%	(7.8)%

(1)	Other ancillary club revenue primarily consists of BFX Studio classes, Small Group Training, Sports Clubs for Kids, and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
Revenue decreased $8.8 million, or 7.8%, in the three months ended September 30, 2015 compared to the same prior-year period, as a result of lower membership revenue partially offset by higher ancillary club revenue. Revenue decreased approximately $7.7 million at our clubs opened or acquired prior to September 30, 2013 and $3.1 million at clubs that closed subsequent to September 30, 2013. These decreases were partially offset by a $2.0 million increase in revenue from our clubs that were opened or acquired subsequent to September 30, 2013.
Membership dues revenue decreased $9.6 million, or 11.3%, in the three months ended September 30, 2015 compared to the same prior-year period primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, both as a result of the new pricing model. These decreases were partially offset by an increase in annual fees recognized of $3.0 million. Beginning in the third quarter of 2014, new memberships charge an annual fee beginning on the first day of membership and on each annual anniversary date thereafter and are deferred and recognized, on a straight-line basis over 12 months. We continue to consider pricing adjustments in order to increase revenue while also driving membership growth.
Initiation and processing fees revenue increased $487,000, or 16.9%, in the three months ended September 30, 2015 compared to the same prior-year period, primarily reflecting an increased amount of initiation and processing fees under the new pricing model associated with an increase in membership sales volume beginning in the third quarter of 2014. Our total member count increased 14,000 to 534,000 in the three months ended September 30, 2015 compared to a decrease of 9,000 in the same prior-year period. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $165,000, or 0.9%, in the three months ended September 30, 2015 compared to the same prior-year period, primarily reflecting increased interest on our multi-session personal training membership products and an increase in overall membership level.

Other ancillary club revenue increased $82,000, or 1.4% in the three months ended September 30, 2015 compared to the same prior-year period primarily driven by increased revenue from our BFX Studio classes, partially offset by decreased revenue from guest fees as guest fees are no longer charged in most of our clubs.
Comparable club revenue decreased 7.1% in the three months ended September 30, 2015 as compared to the same prior-year period. The price of our membership dues and fees decreased which was partially offset by an increase in memberships at our comparable clubs.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2015	2014	% Variance
Payroll and related	$42,889	$43,994	(2.5)%
Club operating	49,280	46,664	5.6
General and administrative	6,696	7,813	(14.3)
Depreciation and amortization	12,190	11,638	4.7
Impairment of fixed assets	12,420	—	N/A
Total operating expenses	$123,475	$110,109	12.1%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses decreased $1.1 million, or 2.5%, in the three months ended September 30, 2015 compared to the same prior-year period. Overhead and club expenses decreased $2.4 million primarily associated with the initial results of our cost savings initiatives, including a headcount reduction. These reductions primarily occurred in September 2015. These decreases were partially offset by severance charges of $954,000 in the 2015 period, including $446,000 in separation obligations related to our former Chief Information Officer. (Note 14 - Separate Obligation to our condensed consolidated financial statements). In addition, personal training payroll increased $307,000, which was related to an increase in personal training revenue.
Club operating. Club operating expenses increased $2.6 million, or 5.6%, in the three months ended September 30, 2015 compared to the same prior-year period. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $1.8 million in the three months ended September 30, 2015 compared to the same period last year principally due to the following:

◦	Mature clubs expenses increased $860,000 resulting from rent escalations.

◦	Expenses associated with newly opened and future clubs and BFX Studio locations increased $221,000.

◦
In the three months ended September 30, 2014, we recognized $2.9 million of gains related to the reversal of deferred rent in connection with leases terminated early which decreased rent and occupancy expenses in that period.

◦	Offsetting the above increases were savings of $1.5 million for closed clubs.

◦	Lease termination penalties decreased $641,000.

•
Electric utilities expense increased $694,000 in the three months ended September 30, 2015 compared to the same prior-year period primarily as a result of rate increases, as well as the warmer weather and therefore higher electricity consumption.

General and administrative. General and administrative expenses decreased $1.1 million, or 14.3%, in the three months ended September 30, 2015 compared to the same period last year, primarily reflecting the initial results of our cost savings initiatives of $1.7 million. The decrease was partially offset by increased general liability insurance expenses of $581,000 associated with an increase in reserves for claims related to prior periods.
Depreciation and amortization. In the three months ended September 30, 2015 compared to the same period last year, depreciation and amortization expense increased $552,000, or 4.7%, principally due to the addition of new clubs and BFX Studio locations during 2014 and 2015.

Impairment of fixed assets. In the three months ended September 30, 2015, we recorded a total of $12.4 million fixed asset impairment charges at underperforming clubs. We did not have fixed asset impairment in the three months ended September 30, 2014.
Interest expense
Interest expense increased $685,000, or 15.2%, in the three months ended September 30, 2015 compared to the same period last year, primarily reflecting the non-cash rental income related to our former tenant at the East 86th Street property. Because the legal sale of our East 86th Street property is characterized for accounting purposes as a financing rather than a sale, rental income related to our former tenant in the building that was assigned to the purchaser/landlord is treated as interest on the financing arrangement. We will continue to account for the rental income from this former retail tenant as interest expense until the tenant’s lease is terminated. This was partially offset by a decrease in interest expense due to principal payments made on our 2013 Term Loan Facility.
Benefit for Corporate Income Taxes
We recorded an income tax benefit of $2.3 million inclusive of valuation allowance and an income tax benefit of $660,000 for the three months ended September 30, 2015 and 2014, respectively, reflecting an effective income tax rate of 10% for the three months ended September 30, 2015 and 43% for the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, we have determined our income tax provision and benefit on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2015		2014
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$235,185	72.7%	$260,571	75.7%	(9.7)%
Initiation and processing fees	10,650	3.3	9,080	2.7	17.3
Membership revenue	245,835	76.0	269,651	78.4	(8.8)
Personal training revenue	55,527	17.1	52,857	15.3	5.1
Other ancillary club revenue (1)	17,386	5.4	17,092	5.0	1.7
Ancillary club revenue	72,913	22.5	69,949	20.3	4.2
Fees and other revenue (2)	4,736	1.5	4,521	1.3	4.8
Total revenue	$323,484	100.0%	$344,121	100.0%	(6.0)%

(1)	Other ancillary club revenue primarily consists of BFX Studio classes, Small Group Training, Sports Clubs for Kids, and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
Revenue decreased $20.6 million, or 6.0% in the nine months ended September 30, 2015 compared to the same prior-year period, as a result of lower membership revenue partially offset by higher ancillary club revenue. Revenue decreased approximately $18.0 million at our clubs opened or acquired prior to September 30, 2013 and $8.8 million at clubs that closed subsequent to September 30, 2013. These decreases were partially offset by a $6.2 million increase in revenue from our clubs that were opened or acquired subsequent to September 30, 2013.
Membership dues revenue decreased $25.4 million, or 9.7%, in the nine months ended September 30, 2015 compared to the same prior-year period primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, both as a result of the new pricing model. These decreases were partially offset by an increase in annual fees recognized of $6.2 million. Beginning in the third quarter of 2014, new memberships charge an annual fee beginning on the first day of membership and on each annual anniversary date thereafter and are deferred and recognized, on a straight-line basis over 12 months. We continue to consider pricing adjustments in order to increase revenue while also driving membership growth.
Initiation and processing fees revenue increased $1.6 million, or 17.3%, in the nine months ended September 30, 2015 compared to the same prior-year period, primarily reflecting an increased amount of initiation and processing fees under the new pricing model associated with an increase in membership sales volume. Our total member count increased 55,000 to 534,000 in the nine months ended September 30, 2015 compared to a decrease of 18,000 members in the same prior-year period primarily due to the implementation of the new pricing model. Total initiation and processing fees collected in the nine months ended September 30, 2015 were $10.0 million compared to $8.3 million in the same period last year. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $2.7 million, or 5.1%, in the nine months ended September 30, 2015 compared to the same prior-year period, primarily reflecting an increased interest on our multi-session personal training membership products and an increase in overall membership level.

Other ancillary club revenue increased $294,000, or 1.7% in the nine months ended September 30, 2015 compared to the same prior-year period primarily driven by increased revenue from our BFX Studio classes, partially offset by decreased revenue from guest fees as guest fees are no longer charged in most of our clubs.
Comparable club revenue decreased 5.3% in the nine months ended September 30, 2015 as compared to the same prior-year period. The price of our membership dues and fees decreased which was partially offset by an increase in memberships at our comparable clubs.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	% Variance
Payroll and related	$135,886	$133,329	1.9%
Club operating	151,386	144,877	4.5
General and administrative	23,144	23,600	(1.9)
Depreciation and amortization	36,042	35,289	2.1
Impairment of fixed assets	14,571	4,513	>100%
Impairment of goodwill	31,558	137	>100%
Total operating expenses	$392,587	$341,745	14.9%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $2.6 million, or 1.9%, in the nine months ended September 30, 2015 compared to the same prior-year period. Personal training payroll increased $1.7 million which was related to the increase in personal training revenue. The increase also included $2.5 million separation obligations related to the departure of certain executive officers and severance charges of $546,000 associated with certain employees. These increases were partially offset by decreased overhead expenses and club expenses of $2.2 million associated with a headcount reduction and other cost savings initiatives. These cost reductions primarily occurred in September 2015, reflecting the initial results of our cost savings initiatives.
Club operating. Club operating expenses increased $6.5 million, or 4.5%, in the nine months ended September 30, 2015 compared to the same prior-year period. This increase was principally attributable to the following:

•
Marketing expenses increased $5.0 million in the nine months ended September 30, 2015 compared to the same period in the prior year principally due to increased advertising spend associated with the new pricing model.

•	Rent and occupancy expenses increased $2.6 million in the nine months ended September 30, 2015 compared to the same period last year principally due to the following:

◦	Mature clubs expenses increased $2.5 million resulting from rent escalations.

◦	Expenses associated with newly opened and future clubs and BFX Studio locations had increased $868,000.

◦
In the nine months ended September 30, 2014, we recognized $2.9 million of gains related to the reversal of deferred rent in connection with leases terminated early which decreased rent and occupancy expenses in that period.

◦	Lease termination penalties increased $230,000.

◦	Offsetting the above increases were savings of $3.6 million for closed clubs.

General and administrative. General and administrative expenses decreased $456,000, or 1.9%, in the nine months ended September 30, 2015 compared to the same period last year, primarily reflecting the initial results of our cost savings initiatives of $1.8 million, partially offset by increased general liability insurance expenses of $425,000 associated with an increase in reserves for claims related to prior periods. In addition, in 2015 there was an increase in costs of $200,000 associated with stock awards granted to the new members of the Board of Directors and $699,000 associated with the changes to our Board of Directors and other related expenses.
Depreciation and amortization. In the nine months ended September 30, 2015 compared to the same period last year, depreciation and amortization expense increased $753,000, or 2.1%, principally due to the addition of new clubs and BFX Studio locations during 2014 and 2015.
Impairment of fixed assets. In the nine months ended September 30, 2015, we recorded a total of $14.6 million fixed asset impairment charges compared to $4.5 million in the nine months ended September 30, 2014 all related to underperforming clubs.
Impairment of goodwill. As a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, we wrote off $31.6 million of goodwill associated with these reporting units. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137,000 associated with the Outlier Clubs in the nine months ended September 30, 2014.
Interest expense
Interest expense increased $1.6 million, or 11.7%, in the nine months ended September 30, 2015 compared to the same period last year, primarily reflecting the non-cash rental income related to our former tenant at the East 86th Street property. Because the legal sale of our East 86th Street property is characterized for accounting purposes as a financing rather than a sale, rental income related to our former tenant in the building that was assigned to the purchaser/landlord are treated as interest on the financing arrangement. We will continue to account for the rental income from this former retail tenant as interest expense until the tenant’s lease is terminated. This was partially offset by a decrease in interest expense due to principal payments made on our 2013 Term Loan Facility.
Benefit for Corporate Income Taxes
We recorded an income tax benefit of $17.1 million inclusive of valuation allowance and an income tax benefit of $4.4 million for the nine months ended September 30, 2015 and 2014, respectively, reflecting an effective income tax rate of 21% for the nine months ended September 30, 2015 and 46% for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we have determined our income tax provision and benefit on a discrete basis since the potential impact of fluctuations in our forecast may have a significant impact on the estimated annual effective tax rate.

Segment Results of Operations
The following discussion sets forth our financial performance by reportable segment for the three and nine months ended September 30, 2015 and 2014. We present earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization (“EBITDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.
Clubs (New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, and Swiss Sports Clubs)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$103,075	$112,419	$321,875	$344,019
EBITDA	$(6,094)	$15,690	$(28,404)	$42,109
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Clubs revenue decreased $9.3 million, or 8.3%, in the three months ended September 30, 2015 compared to the same prior-year period, mainly driven by lower membership revenue due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates under our new pricing model. The effect of existing members opting for lower dues and new members enrolling at lower rates was only partially offset by an increase in membership sales volume. These decreases were partially offset by an increase in annual fees recognized of $3.0 million. Our total member count increased 14,000 to 534,000 in the three months ended September 30, 2015 compared to a decrease of 9,000 in the same prior-year period. We continue to consider pricing adjustments in order to increase revenue while also driving membership growth.
In the three months ended September 30, 2015, Clubs had an EBITDA loss of $6.1 million compared with an EBITDA of $15.7 million in the three months ended September 30, 2014, primarily reflecting increased fixed asset impairment charges of $12.4 million and the decline in revenue.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Clubs revenue decreased $22.1 million, or 6.4%, in the nine months ended September 30, 2015 compared to the same prior-year period, mainly driven by lower membership revenue due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates under our new pricing model. The effect of existing members opting for lower dues and new members enrolling at lower rates was only partially offset by an increase in membership sales volume. These decreases were partially offset by an increase in annual fees recognized of $6.2 million. Our total member count increased 55,000 to 534,000 in the nine months ended September 30, 2015 compared to a decrease of 18,000 members in the same prior-year period. We continue to consider pricing adjustments in order to increase revenue while also driving membership growth.
In the nine months ended September 30, 2015, Clubs had an EBITDA loss of $28.4 million compared with an EBITDA of $42.1 million in the nine months ended September 30, 2014, primarily reflecting increased fixed asset and goodwill impairment charges of $41.5 million and the decline in revenue, as well as increased marketing expenses associated with our new pricing model.

BFX Studio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$689	$102	$1,609	$102
EBITDA	$(856)	$(1,060)	$(2,896)	$(2,624)
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
BFX Studio's revenue was $689,000 in the three months ended September 30, 2015, reflecting revenue of our three BFX Studio locations which opened in September 2014, March 2015 and June 2015. We currently plan to open one additional BFX Studio location in early 2016.
BFX Studio had an EBITDA loss of $856,000 and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our three BFX Studio locations and one other location with leases executed and development underway.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
BFX Studio's revenue was $1.6 million in the nine months ended September 30, 2015, reflecting revenue of our three BFX Studio locations opened in September 2014, March 2015 and June 2015. We currently plan to open one additional BFX Studio location in early 2016.
BFX Studio had an EBITDA loss of $2.9 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our three BFX Studio locations and one other location with leases executed and development underway.
Liquidity and Capital Resources
As of September 30, 2015, we had $88.3 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of September 30, 2015, $75.6 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 increased $20.3 million compared to the same period last year, primarily related to the total change in cash flow from income taxes of $31.0 million. Cash paid for income taxes decreased $23.5 million mainly related to the legal sale of the East 86th Street property in 2014, which was treated as a financing arrangement for accounting purposes, but recognized as of the date of sale for Federal and State income taxes. Additionally, in the 2015 period we received an income tax refund of $7.5 million. The increase in cash flows also reflected an $13.5 million increase in cash collected for member enrollment in the nine months ended September 30, 2015 related to an increase in memberships sold. The increase in accrued payroll expenses generated a favorable cash flow variance of $6.1 million in the nine months ended September 30, 2015 compared to the same period in 2014 principally due to timing differences in payroll payments. The increase in cash flows also reflected the timing of certain payments and collections made associated with our accrued expenses. These increases were partially offset by a decrease in membership dues collected of $29.0 million in the nine months ended September 30, 2015.
Investing Activities. Net cash used in investing activities decreased $4.0 million in the nine months ended September 30, 2015 compared to the same prior-year period. The decrease was primarily due to the decreased activity in the building of new clubs. The increase was partially offset by a $1.1 million executive separation obligation related to our former Executive Chairman during the nine months ended September 30, 2015. Investing activities in the nine months ended September 30, 2015 and 2014 both included capital expenditures related to expanding and remodeling existing clubs, and the purchase of new fitness equipment.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015 was $2.2 million compared to net cash provided by financing activities of $71.9 million in the same period in 2014. In the nine months ended September 30, 2014, financing activities consisted of $83.4 million in cash proceeds from the sale of the East 86th Street property, partially offset by $3.2 million of real property transfer taxes, broker fees and other costs associated with the property sale. In addition, there was a decrease in cash dividends paid to common stockholders of $7.6 million related to dividends declared prior to 2015.
As of September 30, 2015, our total principal amount of debt outstanding was $305.9 million. This substantial amount of debt could have significant consequences, including:

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
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5.1 million and are being amortized as interest expense and are included in other assets in the accompanying condensed consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2015, we have made a total of $19.1 million in principal payments on the 2013 Term Loan Facility.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of September 30, 2015 as our only utilization of the 2013 Revolving Loan Facility as of September 30, 2015 was $2.9 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of September 30, 2015 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

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
As of September 30, 2015, the 2013 Term Loan Facility has a gross principal balance of $305.9 million and a balance of $298.5 million net of unamortized debt discount of $7.4 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the first amendment and second amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of September 30, 2015, the unamortized balance of debt issuance costs of $3.1 million is being amortized as interest expense, and is included in other assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2015 was $42.2 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Building Financing Arrangement
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which includes $150,000 of additional payments to us. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club. We expect to lease (“Initial Lease”) the premises to at least March 2016 and then, upon at least 120 days notice from the purchaser/landlord, the Initial Lease will terminate and we will vacate the property while the purchaser/landlord demolishes the existing building and the adjacent building and builds a new luxury, high-rise multi-use building. In connection with vacating the property, we intend to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. The term of the Initial Lease is 10 years, and at the end of this initial term, we have two options at our sole discretion to renew the lease; the first for an additional 10 year period and a second for an additional five year period (although we expect that the purchaser/landlord will exercise its right to early terminate the Initial Lease so that it may commence the construction of the new building). Under the Initial Lease (and New Club Lease if entered into), the purchaser/landlord has agreed to pay us liquidated damages if the new club is not available by a certain date. The latest date that the liquidated damages would begin to be paid would be April 13, 2020 and would continue until the new club is available. For accounting purposes, the nature of these potential liquidated damages constitutes continuing involvement with the purchaser/landlord’s development of the property. As a result of this continuing involvement, the sale-leaseback transaction is currently required to be accounted for as a financing arrangement rather than as a completed sale. Under this treatment, we have included the proceeds received as a financing arrangement on our balance sheet. Except for payments under the Initial Lease and the New Club Lease, we do not expect to make any cash payments to the purchaser/landlord with respect to the building financing arrangement. We recorded a taxable (for federal and state income tax purposes) gain on the sale of the property and made estimated tax payments in September 2014 in this regard. In March 2015, we received the remaining proceeds held in escrow of $500,000, which was included in our cash flow statement for the nine months ended September 30, 2015 as a financing cash inflow.
As of September 30, 2015, the total financing arrangement was $83.9 million, which is net of $1.8 million held in escrow for our former tenant. The accrued interest on financing arrangement was not material at September 30, 2015. Because the transaction is characterized as a financing for accounting purposes rather than a sale, the rental payments and related transaction costs are treated as interest on the financing arrangement. As these interest amounts are less than the interest that would be charged under a typical financing, the financing is characterized as an interest only financing with no reduction in the principal throughout the Initial Lease term until any continuing involvement has ceased. Until such time, even though we no longer have legal title to the building and the land, the building, building improvements and land remain on our consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Similarly, we do not have a loan or borrowing arrangement with the purchaser/landlord but the building financing arrangement will remain on our balance sheet until any continuing involvement has ceased.
As of September 30, 2015, the net book value of the building and building improvements was $2.9 million and the book value of the land was $986,000. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which will be deferred and amortized over the term of the Initial Lease of 25 years, which includes the option periods. The net fees are recorded in Other assets on our accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.
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

Contractual Obligations
As of September 30, 2015, our contractual obligations listed in the table below and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$305,949	$3,114	$6,228	$6,228	$290,379
Interest payments on long-term debt (2)	73,281	15,333	29,462	26,816	1,670
Operating lease obligations (3)	602,754	90,057	161,824	133,365	217,508
Total contractual obligations	$981,984	$108,504	$197,514	$166,409	$509,557
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2014 and no payments are currently required in 2015 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of September 30, 2015.

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

(4)
The table above does not reflect payments related to planned club closures and executive separation obligations to our former Executive Chairman, our former Chief Executive Officer and our former Chief Information Officer. Refer to Note 14 - Separation Obligation to our condensed consolidated financial statements.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.

Working Capital
We had working capital of $35.7 million and $52.3 million at September 30, 2015 and December 31, 2014, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of September 30, 2015, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs), the current portion of deferred tax liabilities and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $43.7 million and $37.0 million at September 30, 2015 and December 31, 2014, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a twelve month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to twelve months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in joining fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. These costs are recorded as a long-term asset and as such do not affect working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of availability at September 30, 2015 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
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
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset’s carrying value would be reduced to its fair value, calculated considering a combination of market approach and a cost approach. In determining the recoverability of fixed assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. If we continue to experience competitive pressure, certain assumptions may fluctuate materially. See Note 9 — Fixed Asset Impairment to our condensed consolidated financial statements.

In the three months ended September 30, 2015, we recorded a total of $12.4 million fixed asset impairment charges. We did not have fixed asset impairment in the three months ended September 30, 2014. In the nine months ended September 30, 2015, we recorded a total of $14.6 million fixed asset impairment charges compared to $4.5 million in the nine months ended September 30, 2014. The fixed asset impairment charge is included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio (“BFX Studio”). As of September 30, 2015, only the SSC region has a remaining goodwill balance.
As of February 28, 2015 and February 28, 2014, we performed our annual impairment test of goodwill. The February 28, 2015 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137,000 associated with the Outlier Clubs in the nine months ended September 30, 2014.
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
Deferred Income Taxes. We had a net deferred tax liability of $61,000 and $11.6 million as of September 30, 2015 and December 31, 2014, respectively. We had a state net deferred tax liability of $17,000 and $3.3 million as of September 30, 2015 and December 31, 2014, respectively. As of December 31, 2014, we maintained and as of September 30, 2015 continued to maintain a full valuation allowance of our deferred tax assets.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of September 30, 2015, we had $305.9 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of September 30, 2015, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $760,000.
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
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Executive Chairman and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Court has bifurcated class and merits discovery. The deadline for the completion of pre-class certification document discovery was December 31, 2014. On June 12, 2015, the plaintiff made a motion for class certification.  On July 24, 2015, the court indefinitely adjourned the plaintiff’s motion for class certification to allow the court to first decide a motion for sanctions by TSI, LLC against Labbe.  TSI, LLC made that motion for sanctions on June 30, 2015.  The motion seeks dismissal of Labbe’s complaint, and reimbursement of certain of TSI, LLC’s legal fees, on the ground that Labbe has not complied with his discovery obligations and the court’s discovery orders. TSI, LLC’s motion for sanctions remains pending. TSI, LLC has proposed a settlement offer and the parties are working towards a resolution of this matter. If the parties are unsuccessful in these settlement negotiations, TSI, LLC intends to continue to contest this case vigorously.
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
From time to time the Company may use its Web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling through the “Email Alerts” section at http://investor.mysportsclubs.com.
The foregoing information regarding the Company Web site and its content is for convenience only. The content of its Web site is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	November 2, 2015

		By:	/s/ Carolyn Spatafora
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

10.1	Letter Agreement with Gregory Bartoli, dated August 17, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed August 18, 2015).

10.2	Form of Indemnification Agreement for Directors.

10.3	Form of Non-Qualified Stock Option Agreement for Gregory Bartoli pursuant to the 2006 Incentive Plan, as amended.

10.4	Form of Restricted Stock Agreement for Gregory Bartoli.

10.5	Form of Non-Qualified Stock Option Agreement for Gregory Bartoli.

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