Form 10-K
period 2015-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2016-03-07
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $39.0 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.
As of March 1, 2016, there were 25,002,411 shares of Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed not later than April 29, 2016, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
General
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and one of the largest fitness club owners and operators in the U.S. As of December 31, 2015, the Company, through its subsidiaries, operated 152 fitness clubs (“clubs”) and three BFX Studio (“studio”) locations. Our clubs collectively served approximately 541,000 members as of December 31, 2015. We owned and operated a total of 105 clubs under the “New York Sports Clubs” (“NYSC”) brand name within a 120-mile radius of New York City as of December 31, 2015, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 27 clubs in the Boston region under our “Boston Sports Clubs” (“BSC”) brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” (“WSC”) brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” (“PSC”) brand name as of December 31, 2015. In addition, we owned and operated three clubs in Switzerland as of December 31, 2015. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of December 31, 2015. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Over our 42-year history since 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average approximately 38,000 square feet.

The aggregate average size of our clubs is approximately 27,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.
We completed the introduction of a lower pricing model in the second quarter of 2015, offering reduced monthly dues. As of December 31, 2015, approximately 80% of our clubs were operating under this pricing model, with the remaining clubs principally comprising the Company's passport-only model. The clubs that are operating under the lower pricing model offer a similar level of service and amenities but at a lower price point. This model gives us an opportunity to recapture market share and compete against certain other gyms that opened in our markets. We believe our offerings are compelling because we include group exercise classes, top of the line equipment, pools and courts with price of certain memberships, when available. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
We added 64,000 net members in the year ended December 31, 2015 compared to a net member loss of 13,000 in 2014. The ending member count of 541,000 included two adjustments decreasing the count during the year. In the third quarter we completed the conversion from our internally developed Club Management legacy system to a third-party developed software system which resulted in a one-time adjustment to our historical legacy member count of approximately 5,000 members. We believe this adjustment was non-revenue generated and therefore does not impact our consolidated financial statements. In addition there are approximately 2,000 members at one partly-owned club operating under a different brand name that were not included in the total member count as of December 31, 2015 however were included as of December 31, 2014 when the club was operating as a Washington Sports Club. We continue to account for this club as an equity investment.
Due to the rise in popularity of private studio offerings, we introduced our BFX Studio brand in 2014. We currently have three studio locations. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. The studios include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. The studios are also staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 27,000 square feet aggregate average size of our clubs.
Reportable Segments
During the fourth quarter of 2014, we began managing and reporting operating results through two reportable segments: clubs and BFX Studio. The clubs segment comprised clubs under the NYSC, BSC, PSC and WSC brand names, and the clubs we own and operate in Switzerland. BFX Studio is our private studio brand that was introduced in 2014 and is reported as a separate reportable segment as it does not meet the aggregation criteria to be aggregated with our fitness clubs. Previously, we had managed and reported operating results through one reportable segment. We reflect these segments for all the historical periods presented. For certain financial information relating to our segments, see Note 18 - Reportable Segments to our consolidated financial statements.
Industry Overview
According to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”), total U.S. fitness club industry revenues increased at a compound annual growth rate of 4.5% from $20.3 billion in 2010 to $24.2 billion in 2014, with an 8.0% increase from 2013 to 2014. According to IHRSA, participation in health clubs has been growing steadily with total U.S. fitness club memberships increasing at a compound annual growth rate of 1.9% from 50.2 million in 2010 to an all time high of 54.1 million in 2014, with a 2.3% increase from 2013 to 2014. According to the IHRSA, the health club industry is witnessing a shift in the preferences of health club members. The club landscape includes traditional, full-service fitness centers that serve local communities and all age groups as well as affordable fitness centers with basic amenities. Studio concepts, including boxing, yoga, Pilates, group cycling, barre, boot camps, and sports-specific training, also shape the club market.
According to the IHRSA, demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The average age of a health club member in 2013 was 39 years old and more than one-fourth of health club members were between the ages of 18 and 34 years old. The greatest membership growth in the past few years has been in the under-18 age group, which has grown 36.1% from 2010 to 2014 and in the over-55 age group, where membership grew 18.3% from 2010 to 2014. These two age groups made up approximately 38% of total U.S. health club members in 2014. The industry has benefited from the “millennials”, and aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness.
According to the Centers for Disease Control and Prevention, state prevalence of obesity continues to remain high across the country in 2014, with no state with a prevalence of obesity less than 20.0%. In 2014, 23 states had a prevalence of 25% or more and 22 of these states had a prevalence of 30% or more. As healthcare costs continue to rise in the U.S., some of the focus on combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs for treating obesity related sicknesses.
As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.
Competitive Strengths
We believe the following competitive strengths are instrumental to our success:
Strong market position with leading brands. Based on number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our strong real estate presence in the New York, Boston, Washington D.C. and Philadelphia metropolitan regions enhances convenience to our members. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.
Regional clustering strategy provides significant benefits to members and corporations.   By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 280,000, or 52%, of our members currently have a Passport Membership, including our corporate and group Passport Memberships, and because these memberships offer enhanced privileges and greater convenience, they typically generate higher monthly dues than our single club memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2015, 32% of all club usage was by members visiting clubs other than their home clubs.
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
Business Strategy
In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:
Grow membership revenues. We seek to grow our membership revenues through driving membership growth and optimizing dues through price and member retention. In the second quarter of 2015, we completed the introduction of a lower pricing model to our clubs, offering a similar level of service and amenities at our non-passport clubs but at a lower price point. This pricing model gives us an opportunity to recapture market share and compete against certain other gyms that opened in our markets. We believe our offerings are compelling because we include group exercise classes, top of the line equipment, pools and courts with price of certain memberships, when available. Our member count increased 64,000 to 541,000 in 2015 compared to a loss of 13,000 in 2014. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
Grow ancillary and other non-membership revenues.   We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members. Over the past five years, we have expanded the range of ancillary club services provided to members. Non-membership revenues have increased from $95.6 million, or 20.5% of revenues for the year ended December 31, 2011, to $101.6 million, or 24.0% of revenues for the year ended December 31, 2015. Personal training revenue, in particular, increased 17.3% over this five-year period and increased as a percentage of total revenue from 13.4% in 2011 to 17.3% in 2015. We offer a multi-session personal training membership product and fee-based class offerings to generate additional revenue. The fee-based class offerings include our Ultimate Fitness Experience (“UXF”) class and our fee-based Small Group Training programs. The Small Group Training programs include offerings such as Pilates Reformer Technique, Total Body Resistance Exercise (“TRX”) and Kettlebells. We also offer Sports Clubs for Kids programs at select clubs. In 2016, we plan to remain focused on increasing our ancillary programs with continued improvements in training and hiring and building on ancillary programs such as our personal training membership product. These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.
Optimization of our clubs.   We remain committed to optimizing our existing club base, including through club closures when appropriate. During 2015, we opened three locations. We are also considering the sale of clubs or groups of clubs. We also plan to open one additional location in 2016 for a lease we signed in August 2014. In the event we build and acquire new clubs, the club expansion is expected to be funded with cash on hand or through internally generated cash flows.
Retain members by focusing on the member experience.   Our Company’s mission is “Improving Lives Through Exercise.” We enact our mission through our “Ten Essentials,” which provide a clear road map for how we want our clubs to look and how we want to serve our members. This is the core of our member experience strategy and allows us to crystallize how we engage our staff to deliver a superior member experience. We tailor the hours of each club to the needs of the specific member demographic utilizing each club and offer a variety of ancillary services, including personal training, group classes, Small Group Training, Sports Clubs for Kids programs. We offer a variety of different sports facilities in each regional cluster of clubs; modern, varied and well-maintained exercise and fitness equipment; and an assortment of additional amenities including access to babysitting. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; and continually increasing our attention to individual member needs, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership. To better measure the member experience, we utilize member surveys and website feedback to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall.
Provide state-of-the-art fitness equipment and services.   We help educate our members to best practices in their pursuit of fitness, wellness and healthy lifestyles and each of our clubs has a large array of cardiovascular machines, resistance training equipment, free weights and functional training zones. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment which accommodate individual preferences and viewing, and many cardio machines now include embedded technology that offers both entertainment and tracking features that record workout results and communicate with many mobile technologies. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We further offer a large variety of group fitness classes at each club and these classes are accessible to all members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes.
In addition, as part of our efforts to provide fitness equipment and services, our club formats are flexible and can easily adapt and respond to the changing demands of our customers. This flexibility allows us to compete against private studios with unique specialty offerings by adapting the space and formats in our own clubs to match the offerings provided by these private studios. We have a UXF training zone within our clubs that features an array of innovative equipment designed to maximize the member’s workout. The UXF training zone is approximately 1,000 to 1,200 square feet with AstroTurf flooring, a TRX suspension training frame and a variety of functional training equipment including Kettle Bells, Battling Ropes and Power Sleds. The UXF training zone is open to members for free self guided workouts and UXF fee-based workout programs. The UXF training zone is also used by our personal trainers for their personal training sessions with our members.
BFX Studio. Due to the rise in popularity of private studio offerings, we introduced our BFX Studio brand in 2014. We currently have three studio locations. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. The studios include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. The studios are also staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 27,000 square feet aggregate average size of our clubs.
Marketing
Our in-house marketing agency is responsible for brand positioning, brand strategy, and product innovation for all of TSI’s regional brands. The primary objective is to ensure that our regional brands seize market share and opportunities through well-defined and coordinated go-to-market strategies that focus on being a premier network of fitness clubs. We are organized to enable close collaboration between our marketing, sales, fitness and operations staff, which helps to align efforts around operational objectives and new product development. We seek to inspire brand experiences and in doing so, drive sustainable and quality growth, while building a strong reputation and loyalty with members. In order to have credible and authentic connections to create such desirability with our members, we utilize a market segmentation strategy which includes targeted marketing in addition to mass marketing. We seek to identify and understand consumers’ individual motivations and goals for exercising in an effort to create meaningful products, services and experiences that build a lasting impression and brand loyalty.
Sales
We sell our memberships through four channels: direct sales at the club level; through corporate and group sales; through our online website; and through our call center principally to reach out to former members and to handle specific campaigns. We employ approximately 340 “in-club” membership sales consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has two membership sales consultants. These consultants report directly to the club general manager, who, in turn, reports to a business director. Additional incentive-based compensation represents a majority of the compensation for the membership sales consultants. Membership sales consultants complete a classroom based sales training followed by ongoing training within the club environment. Training includes hands on experience of the entire sales process (from prospecting to after care) and product knowledge in what we consider a live but supervised environment. Through our corporate and group sales approach we concentrate on building long-term relationships with local and regional companies and other large groups. We also manage private fitness centers for both large and small corporations, colleges and universities, and private clubs through the Fitcorp Private Fitness Center. These managed sites include three managed university locations, and seven managed sites.
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
Memberships
We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2015, we currently offer the following types of memberships at our clubs:

•
The Premier Membership allow members unlimited use of a single “home club”. Premier members can also elect to pay a per visit fee of $12.95 to use non-home clubs. Membership dues for Premiere Memberships currently sell in the range of $19.99 to $44.99 per month. The price is dependent on club location and whether the member joins under a non-commit or a one-year commit contract.

•
The Passport Membership entitles members to use any of our clubs in any region at any time. Membership dues for Passport memberships currently sell in the range of $59.99 to $69.99 per month while student Passport memberships sell in the range of $39.99 to $49.99. We also sell Premium Passport Memberships at three of our clubs in Boston that have a greater array of member services and facilities at monthly rates between $79.99 and $179.99 depending on the club.

We offer both “month-to-month” and “commit” membership options. A member may cancel a month-to-month membership at any time for a fee. Under the commit model, new members commit to a one year membership, generally at a lower monthly rate than a month-to-month membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2015, approximately 43% of our total members were on a month-to-month basis.
In joining a club, a new member signs a membership agreement that typically obligates the member to pay fees (“Joining Fees”) on the date of enrollment including a one-time initiation fee and the first annual fee. Initiation fees currently range between $0 and $20 while the annual fee currently charged is $59.99 for all memberships. These one-time Joining Fees averaged $72, $75 and $59 per sale for the years ended December 31, 2015, 2014 and 2013, respectively. The annual fee is also charged on each anniversary of the enrollment date, however is no longer considered a joining fee after the first payment.
Monthly EFT of individual membership dues on a per-member basis, including the effect of promotions, averaged approximately $50 per month for the year ended December 31, 2015, and $59 per month for both the years ended December 31, 2014 and 2013. Currently, approximately 98% of our members pay their membership dues the first of each month through EFT, with EFT membership revenue constituting approximately 72.3% of total consolidated revenue for the year ended December 31, 2015.
Usage
Our total club usage, based on the number of member visits, was 30.8 million and 28.7 million member visits for the years ended December 31, 2015 and 2014, respectively. In the year ended December 31, 2015, approximately 32% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our membership plans allow for club members under the Premier Membership to elect to pay a per visit fee of $12.95 to use non-home clubs. In the aggregate, approximately $719,000 and $2.2 million of usage fees were generated in 2015 and 2014, respectively. The decline in usage fees was primarily due to the adoption of our lower pricing strategy as the majority of our members existing at the time of this adoption were converted to Passport Membership. Usage fees are reported in membership dues in our consolidated statements of operations.
Non-Membership Revenue
The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2011 through 2015.

	For the Years Ended December 31, ($ in thousands)
	2015	%	2014	%	2013	%	2012	%	2011	%
Total revenue	$424,323	100.0%	$453,842	100.0%	$470,225	100.0%	$478,981	100.0%	$466,941	100.0%
Non-Membership Revenue:
Personal training revenue	73,191	17.3%	70,338	15.5%	66,367	14.1%	65,641	13.7%	62,394	13.4%
Other ancillary club revenue(1)	22,138	5.2%	22,304	4.9%	24,720	5.3%	29,897	6.2%	28,297	6.1%
Fees and Other revenue(2)	6,254	1.5%	5,971	1.3%	5,985	1.3%	5,804	1.2%	4,890	1.0%
Total non-membership revenue	$101,583	24.0%	$98,613	21.7%	$97,072	20.7%	$101,342	21.2%	$95,581	20.5%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes.

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
Approximately 64% of our existing clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 20,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 38,000 square feet. We currently have three studio locations. The studio generally ranges from 9,000 to 12,000 square feet and consist of three spaces including a cycling studio, group exercise studio and a personal training area.
Our existing club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past five years from January 1, 2011 to December 31, 2015, we constructed seven new clubs and three studios and acquired six clubs, while closing or relocating 21 clubs. Currently, 51 of our clubs, or approximately 34% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2015, we constructed and opened one club and two studios, and closed seven clubs, ending the year with 152 total clubs under operation. This compares to opening of four clubs and one studio, and closings of eight clubs during the year ended December 31, 2014. In both 2015 and 2014, we also upgraded certain existing clubs and plan to continue to do so in 2016.
Our facilities include a mix of cardiovascular and strength equipment from some of the best manufacturers including Life Fitness, Technogym, Nautilus, Cybex®, Precor®, Star Trac®, Hammer®, Woodway® and Octane®. At many locations, additional amenities are also offered, including swimming pools, racquet and basketball courts, UXF functional training zones, babysitting services, and pro-shops. Personal training services are offered at all locations for an additional charge. Our fee-based programs offered at many of our clubs, include personal training, Small Group Training, children’s programs, and summer camps for kids.

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
Driving excellence in fitness and ancillary programming is critical to our success. Members receive an introductory one-hour assessment session with a fitness manager who helps to develop a customized routine that supports the member’s fitness goals. This initial assessment session includes a 30-minute workout evaluation, cardio, strength and endurance testing, and movement screening. Members who elect to receive personal training can benefit from one-on-one coaching and guidance, with refreshed programs that evolve as the members achieve their fitness goals. All of our fitness clubs offer our personal training membership products where members can select from a package of one to 16 personal training sessions per month. These sessions must be used in each respective month they are issued. Members who purchase this product commit to a three month period. Members can also purchase prepaid single sessions or multi-session packages which are sold at a premium to the personal training membership product. The personal training membership product provides members with a certified personal trainer who works with the member to create an individualized goal-based program. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. We believe that members who participate in personal training programs typically have a longer membership life.
Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including dance, cycling, strength conditioning, boxing, yoga, Pilates and step classes. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings to our members, which are fee-based programs that have smaller groups, with a maximum of four to eight members per class, and provide more focused and typically more advanced classes. Our fee-based offerings also include UXF classes.
In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2015, Sports Clubs for Kids was being offered in 30 locations throughout our New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.
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
Employee Compensation and Benefits
We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, business directors and club level managers can achieve bonuses tied to meeting specific revenue profit, member retention and net member gain targets. We offer our employees various benefits including health, dental and disability insurance; pre-tax healthcare, commuting and dependent care accounts; free gym membership; and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers and staff, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher-quality workout experience for those members who utilize such services.
Centralized Information Systems
We recognize the value of enhancing and extending the uses of information technology (“IT”) in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive program to replace or upgrade key systems and to optimize their performance.
In 2015, we completed our program to replace our proprietary, internally developed Club Management system with a third-party developed software platform. This new platform processes new memberships, bills members, checks in members, as well as tracks and analyzes sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member.
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

Competition
The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,890 in 2011 to 34,460 in 2015, based on the most recent information available according to the IHRSA. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.
We consider the following groups to be our primary competitors in the health and fitness industry:

•
commercial, multi-recreational and fitness-only chains, including, among others, Equinox Holdings, Inc., Lifetime Fitness, Inc., Crunch, New York Health and Racquet, LA Fitness International LLC, 24 Hour Fitness Worldwide, Inc., Retro Fitness, Snap Fitness, Anytime Fitness, David Barton, Edge Fitness, Onelife Fitness, Orange Theory, UFC Gym, Work Out World, XSport Fitness, Planet Fitness and Blink Fitness;

•	private studios, including, among others, Flywheel, SoulCycle, Barry’s Bootcamp and Cross-Fit, as well as other private studios offering cycling, yoga or Pilates;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs; racquet, tennis and other athletic clubs;

•	amenity gyms in apartments, condominiums and offices;

•	weight-reducing salons;

•	country clubs; and

•	the home-use fitness equipment industry.
The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.
Historically, our club service offerings were in the mid-tier of the value/service proposition and designed to appeal to a large portion of the population who utilize fitness facilities. The number of competitor clubs that offer lower pricing and a lower level of service have continued to grow in our markets over the last few years. These clubs have attracted, and may continue to attract, members away from both our fitness-only clubs and our multi-recreational clubs. As a means of facing the shift in fitness industry, we introduced a lower pricing model where we believe we have a higher value-to-service proposition.
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
We primarily accept payments for our memberships through electronic fund transfers from credit cards, and, therefore, we are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, have passed or have considered legislation requiring gyms and health clubs to offer non-automatic renewal membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements (if any), and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.
Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry Organization and the National Automated Clearing House Association. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases.
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
Employees
On December 31, 2015, we had approximately 7,500 employees, of whom approximately 3,000 were employed full-time. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns, and believe this strengthens our employee relations. We have never experienced any significant labor shortages or had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

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
Risks Related to Our Business
Our future profitability is not assured.
Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues decrease in a given period, we may be unable to reduce operating expenses as a significant part of our operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.
We may be unable to attract and retain members, which could have a negative effect on our business.
The performance of our clubs is highly dependent on our ability to attract and retain members, and we may not be successful in these efforts. Most of our members hold month-to-month memberships and accordingly, most members can cancel their club membership at any time without penalty. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and ancillary sales. There are numerous factors that have in the past and could in the future lead to a decline in membership levels or that could prevent us from increasing our membership, including a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in fitness clubs and general economic conditions. In order to increase membership levels, we may from time to time offer lower membership rates and initiation fees. Any decrease in our average membership rates or reductions in initiation fees may adversely impact our results of operations.
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
We also face competition from the increased popularity and demand for private studios offering group exercise classes. The prevalence of these smaller studios may compete against our own studio type offerings, such as cycling, Yoga and Pilates, as consumers may opt to use these competing studios to fulfill their fitness needs.
In addition, large competitors could enter the urban markets in which we operate to open a chain of clubs in these markets through one, or a series of, acquisitions.

The conversion of certain of our clubs to our new pricing strategy has and may in the future negatively impact our comparable club revenue growth and our operating margins.
We have adopted a strategic initiative to convert a substantial majority of our clubs to our new pricing strategy, which depends in substantial part on our ability to attract a significant number of additional new members at each of our clubs. We have initially experienced lower revenues and margin pressure in connection with these conversions. To the extent we are unable to attract a sufficient number of new members, or if existing members at such clubs convert their existing memberships to our new lower cost memberships at higher numbers than we have anticipated, our revenues and results of operations will be materially adversely impacted. Our results of operations have been and will continue to be materially impacted by the change in pricing strategy to the extent we do not attract sufficient numbers of new members to offset these lower prices.
Declines in revenue have adversely affected our results or operations and cash flow from operations and we may be compelled to take additional actions which may not be successful in mitigating such effects.
We have been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which we compete. New members have been joining at lower monthly rates and cancellations of members paying higher rates, primarily from the conversion to the lower pricing model, will continue to negatively impact our liquidity if these trends are not reversed. In response to this, we initiated cost savings initiatives in 2015 that have continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on our profitability and cash flow from operations.
We may consider additional actions within our control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some which may utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives including opportunities to reduce TSI LLC’s existing debt and further cost savings initiatives, among other possibilities. Our ability to continue to meet our obligations beyond 2016 is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
Low consumer confidence levels, increased competition and decreased spending could negatively impact our financial position and result in club closures and fixed asset and goodwill impairments.
In the year ended December 31, 2015, we closed six clubs, while in 2014 we closed eight clubs. We recognized $14.6 million of fixed asset impairments in the year ended December 31, 2015 and $4.6 million of fixed asset impairments in the year ended December 31, 2014. In addition, we recorded goodwill impairment charges of $31.6 million in the year ended December 31, 2015, primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates. In the year ended December 31, 2014, we recorded goodwill impairment charges of $137,000 related to one outlier club, in part due to decreased membership. Some of our club closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations. We will continue to monitor the results and changes in expectations of these clubs closely to determine if additional fixed asset or goodwill impairment charges will be necessary.
Our geographic concentration heightens our exposure to adverse regional developments.
As of December 31, 2015, we operated 105 fitness clubs in the New York metropolitan market, 27 fitness clubs in the Boston market, 12 fitness clubs in the Washington, D.C. market, five fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments in these areas, including those related to economic and demographic changes in these regions, competition, severe weather, potential terrorist threats or other unforeseen events.

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

Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.
Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, our ability to serve our members and grow our brand would be interrupted. If any of these events occur, it could have a material adverse effect on our business and operating results.
Our trademarks and trade names may be infringed, misappropriated or challenged by others.
We believe our brand names and related intellectual property are important to our business. We seek to protect our trademarks, trade names and other intellectual property by exercising our rights under applicable trademark and copyright laws. If we were to fail to successfully protect our intellectual property rights for any reason, it could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline and make it more difficult to attract new members.
Use of social media may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals' access to a broad audience of consumers and other interested persons. Negative commentary about us may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores.
We also use social medial platforms as marketing tools. For example, we maintain Facebook and Twitter accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.
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

We may experience prolonged periods of losses in our recently opened clubs and when we open new clubs in existing markets our comparable club revenue growth and our operating margins may be negatively impacted.
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
We may be exposed to other litigation from time to time that can have significant adverse effects upon us.
In the ordinary course of conducting our business, we are exposed to litigation from time to time that can have significant adverse effects upon our consolidated financial position, results of operations and cash flows. At any given time there may be one or more civil actions initiated against us, including the matters disclosed under “Legal Proceedings” in this Form 10-K. If one or more of these pending lawsuits, or any lawsuits in the future are adjudicated in a manner adverse to our interests, or if a settlement of any lawsuit requires us to pay a significant amount, the result could have an adverse impact on our consolidated financial position, results of operations and cash flows. In addition, any litigation, regardless of the outcome, may distract our management from the operation of our business.
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
Changes in legislation or requirements related to electronic fund transfer, or our failure to comply with existing or future regulations, may adversely impact our business.
We primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, we are subject to federal, state and provincial legislation and certification requirements governing electronic funds transfer (“EFT”), including the Electronic Funds Transfer Act. Some states, such as New York, have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our members.
We are subject to a number of risks related to ACH, credit card and debit card payments we accept.
We accept payments through automated clearing house (“ACH”), credit card and debit card transactions. For ACH, credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose members or suffer an increase in our operating expenses, either of which could harm our operating results.
If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose membership revenue, which would harm our operating results.
If we fail to adequately control fraudulent ACH, credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher ACH, credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through ACH transactions or on any major credit or debit card would significantly impair our ability to operate our business.

Regulatory changes in the terms of credit and debit card usage, including any existing or future regulatory requirements, could have an adverse effect on our business.
Our business relies heavily on the use of credit and debit cards in sales transactions. Regulatory changes to existing rules or future regulatory requirements affecting the use of credit and debit cards or the fees charged could impact the consumer and financial institutions that provide card services. This may lead to an adverse impact on our business if the regulatory changes result in unfavorable terms to either the consumer or the banking institutions.
Disruptions and failures involving our information systems could cause customer dissatisfaction and adversely affect our billing and other administrative functions.
The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to process new memberships, bill members, check-in members and track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. We believe that, without investing in enhancements, this system was approaching the end of its life cycle. Thus, in 2011, we began the process of replacing this system with a new system through a multi-year phase in implementation program which was completed in 2015. Correcting any disruptions or failures that affect our proprietary system or the new system, as it is implemented, could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.
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
Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in two commercial banks as of December 31, 2015 totaled $64.8 million. During 2015, in any one month, this amount has been as high as approximately $110.8 million.

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
We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2015, we had approximately $15.0 million of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on our cash flows.
Our growth and profitability could be negatively impacted if we are unable to renew or replace our current club leases on favorable terms, or at all, and we cannot find suitable alternate locations.
We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 20 years, including option periods).  During the next five years, or the period from January 1, 2016 through December 31, 2020, we have leases for 20 club locations that are due to expire without any renewal options, three of which expire in 2016, and 53 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location.  Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.
We may have exposure to additional tax liabilities.
From time to time, we are under audit by federal and local tax authorities and we may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise.   For example, as of December 31, 2015, certain of our state and local tax returns from years 2006 through 2012 were currently being examined by certain state and local jurisdictions and it is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations.  In particular, on January 13, 2016, we received from the State of New York a revised assessment related to tax years 2006-2009 for $4.1 million, inclusive of $1.6 million of interest. We continue to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. We have not recorded a tax reserve related to the proposed assessment.  It is difficult to predict the ultimate outcome of this or any other tax examination and the result of any such tax examination could have a material adverse effect on our results of operations and financial condition.

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
We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents and borrowings under our 2013 Revolving Loan Facility. If our current resources do not satisfy our liquidity requirements, we may have to seek additional financing.
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
We currently have a substantial amount of debt. As of December 31, 2015, our total outstanding consolidated debt was $275.4 million. In addition, as of December 31, 2015, under the 2013 Revolving Loan Facility there were no outstanding borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2015 was $42.1 million and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00 as of December 31, 2015, was $11.3 million. Our substantial debt could have important consequences, including:

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
Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, the unhedged portion of $115.4 million, of our outstanding debt under our 2013 Senior Credit Facility as of December 31, 2015 has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term Eurodollar rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.

The Company may be unsuccessful in its efforts to effectively hedge against interest rate changes on our variable rate debt.
In its normal operations, the Company is exposed to market risk relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows, the Company may enter into derivative financial instruments, such as interest rate swaps. The Company’s current interest rate swap arrangement is with one financial institution and covers $160.0 million of our current $275.4 million outstanding term loan principal balance with the swap expiring on May 15, 2018. We are exposed to credit risk if the counterparty to the agreement is not able to perform on its obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record the interest rate swap at its fair value. Changes in interest rates can significantly impact the valuation of the instrument resulting in non-cash changes to our financial position.
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
The 2013 Senior Credit Facility provides for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, our subsidiaries are required to maintain a total leverage ratio of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of December 31, 2015 as the Company’s only utilization of the 2013 Revolving Loan Facility at that date was $2.9 million of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of that date was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00.
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
Risks Related to Our Common Stock
The stock ownership of certain large shareholders will likely limit your ability to influence corporate matters.
As of March 1, 2016, the Company had three stockholders (including Patrick Walsh, the Executive Chairman of our board of directors) which, together with each such stockholder's affiliates, beneficially owned 12.3%, 18.6% and 16.2% of our outstanding common stock, respectively, based on public filings made by such shareholders. Each of these stockholders may vote their stock with respect to certain matters, including any determinations with respect to mergers or other business combinations, the acquisition of assets for stock consideration or disposition of all or substantially all of our assets, and the issuance of any additional common stock or other equity securities, in a manner which may not be viewed as beneficial by other stockholders.
Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or our industry in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	our ability to market new and enhanced services on a timely basis;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, and acts of war or terrorism.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
Item 1B.    Unresolved Staff Comments
None
Item 2.    Properties
We lease our fitness clubs pursuant to long-term leases (generally 15 to 20 years, including options). In the next five years, or the period from January 1, 2016 through December 31, 2020, we have leases for 20 club locations that are due to expire without any renewal options, three of which are due to expire in 2016, and 53 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.
We lease approximately 20,000 square feet of office space in New York City and have smaller regional offices in Fairfax, VA and Boston, MA, for administrative and general corporate purposes.
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
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which included $150,000 of additional payments to the Company. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club (“Initial Lease”) and had agreed to vacate the property in connection with the Purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, we had agreed to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. As of December 31, 2014, the total financing arrangement was $83.4 million, which was net of $1.8 million held in escrow for our former tenant in the building. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which were deferred and were being amortized over the term of the Initial Lease of 25 years, which included option periods. The net fees were included in Other assets on the accompanying consolidated balance sheets as December 31, 2014.
On December 23, 2015, we terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3.5 million in connection with the termination. We must vacate the currently leased area by March 12, 2016 or we will be required to return the gross proceeds of the lease termination to the purchaser/landlord. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, we have recorded a $77.1 million gain on the sale of the property, recorded in Gain on sale of building in our consolidated statements of operations for the year ended December 31, 2015. As of December 23, 2015, the net book value of the building and building improvements was $2.8 million and the book value of the land was $986,000 and the net book value of the deferred building financing costs was $3.0 million. The gain on the sale of the building is also net of $3.5 million of deferred lease receivable related to our former tenant.

The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed
New York Sports Clubs:
Manhattan	151 East 86th Street	January 1977
Manhattan	61 West 62nd Street	July 1983
Manhattan	614 Second Avenue	July 1986
Manhattan	1601 Broadway	September 1991
Manhattan	349 East 76th Street	April 1994
Manhattan	248 West 80th Street	May 1994
Manhattan	502 Park Avenue	February 1995
Manhattan	117 Seventh Avenue South	March 1995
Manhattan	303 Park Avenue South	December 1995
Manhattan	30 Wall Street	May 1996
Manhattan	1635 Third Avenue	October 1996
Manhattan	575 Lexington Avenue	November 1996
Manhattan	278 Eighth Avenue	December 1996
Manhattan	200 Madison Avenue	February 1997
Manhattan	2162 Broadway	November 1997
Manhattan	633 Third Avenue	April 1998
Manhattan	217 Broadway	March 1999
Manhattan	23 West 73rd Street	April 1999
Manhattan	34 West 14th Street	July 1999
Manhattan	503-511 Broadway	July 1999
Manhattan	1372 Broadway	October 1999
Manhattan	300 West 125th Street	May 2000
Manhattan	19 West 44th Street	August 2000
Manhattan	128 Eighth Avenue	December 2000
Manhattan	2527 Broadway	August 2001
Manhattan	3 Park Avenue	August 2001
Manhattan	10 Irving Place	November 2001
Manhattan	230 West 41st Street	November 2001
Manhattan	1221 Avenue of the Americas	January 2002
Manhattan	200 Park Avenue	December 2002
Manhattan	232 Mercer Street	September 2004
Manhattan	225 Varick Street	August 2006
Manhattan	885 Second Avenue	February 2007
Manhattan	301 West 145th Street	October 2007
Manhattan	1400 5th Avenue	December 2007
Manhattan	75 West End Avenue	April 2013
Manhattan	28-30 Avenue A	March 2015
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008

Location	Address	Date Opened or Management Assumed
Brooklyn, NY	147 Greenpoint Avenue	June 2014
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	January 1998
Danbury, CT	38 Mill Plain Road	January 1998
Greenwich, CT	6 Liberty Way	May 1999
Westport, CT	427 Post Road, East	January 2002
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999

Location	Address	Date Opened or Management Assumed
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Boston, MA	One Beacon Street	May 2013
Boston, MA	800 Boylston Street	May 2013
Boston, MA	100 Summer Street	May 2013
Boston, MA	540 Gallivan Road	October 2014
Boston, MA	95 Washington Street	November 2014
Allston, MA	15 Gorham Street	July 1997
Wellesley, MA	140 Great Plain Avenue	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Wayland, MA	Wayland Town Center	November 2014
Providence, RI	131 Pittman Street	December 2008
Washington Sports Clubs:
Washington, D.C.	1835 Connecticut Avenue, N.W .	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998

Location	Address	Date Opened or Management Assumed
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Fairfax, VA	11001 Lee Highway	October 1999
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001
BFX Studio:
Manhattan, NY	555 Sixth Avenue	September 2014
Manhattan, NY	30 Broad Street	March 2015
Boston, MA	699 Boylston Street	June 2015
Future openings:
Manhattan, NY	1231 Third Avenue

Item 3.    Legal Proceedings
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900,000) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1.0 million, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI will pay its trainers the aggregate sum of $165,000 in exchange for full releases. The settlement agreement is currently in the process of being executed by the parties, which will become effective upon approval of the court and the class.
On January 21, 2016, in an action styled Triangle 17 Center, LLC v. Town Sports International Holdings (NJ), LLC, ET AL., a Landlord of one of TSI’s competitors filed an action, claiming that TSI engaged in sham litigation to prevent the opening of a competitor’s facility in close proximity to TSI’s location in Ramsey, New Jersey. As this matter is in its infancy stage, it is difficult to determine what, if any, liability TSI may have in connection with this suit, however upon the initial advice of counsel TSI believes it has meritorious defenses to the claims asserted and as such TSI does not believe it is probable that TSI will be required to pay any amounts in connection with this litigation.
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

PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2015:
First Quarter	$7.69	$6.00
Second Quarter	$7.01	$2.54
Third Quarter	$3.13	$1.92
Fourth Quarter	$3.08	$1.12
Year ended December 31, 2014:
First Quarter	$14.70	$8.14
Second Quarter	$8.78	$5.65
Third Quarter	$7.36	$4.01
Fourth Quarter	$7.00	$5.37
Holders
As of March 1, 2016, there were approximately 109 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.
Dividends Policy
On each of March 5, 2014 and June 5, 2014 the Company paid a quarterly cash dividend of $0.16 per share to common stock holders. The Company did not pay any dividends in 2015. The cash dividends were funded by available cash on hand.
The board of directors does not currently intend to pay dividends. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. If we decide to pay a dividend, we may rely on cash on hand at TSI Holdings, which was $30.3 million at December 31, 2015, and distributions received from our subsidiaries to provide the funds necessary to pay dividends on our common stock. The existing credit agreement of TSI, LLC restricts the ability of our subsidiaries to pay cash distributions to TSI Holdings in order for TSI Holdings to pay cash dividends except (a) in an amount, when combined with certain prepayments of indebtedness, of up to $35.0 million, subject to pro forma compliance with a total leverage ratio of no greater than 4.50:1.00 and no default or event of default existing or continuing under the credit agreement, and (b) an additional amount based on excess cash flow, such additional amounts subject to pro forma compliance with a total leverage ratio of less than 4.00:1.00 and no default or event of default existing or continuing under the credit agreement.
Issuer Purchases of Equity Securities
We did not purchase any equity securities during the fourth quarter ended December 31, 2015.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended, other than as previously reported in a Current Report on Form 8-K.

Stock Performance Graph
The graph depicted below compares the annual percentage change in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, the NASDAQ Composite Index,
and the Russell 2000 Index

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2010	2011	2012	2013	2014	2015
Town Sports International Holdings, Inc	$100.00	$181.03	$342.49	$479.68	$202.11	$40.42
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Russell 2000	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18

Notes :

(1)	The graph covers the period from December 31, 2010 to December 31, 2015.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2010 in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

(3)
A special cash dividend of $3.00 per share of common stock was declared by our board of directors on November 16, 2012 to shareholders of record on November 30, 2012, paid on December 11, 2012. On each of November 26, 2013, March 5, 2014 and June 5, 2014, we paid a quarterly cash dividend of $0.16 per share to common stock holders.

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
Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)
The selected consolidated balance sheet data as of December 31, 2015 and 2014 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$424,323	$453,842	$470,225	$478,981	$466,941
Operating expenses:
Payroll and related	175,898	177,009	174,894	181,632	177,528
Club operating	196,725	192,716	179,683	178,950	176,463
General and administrative	30,683	31,352	28,431	24,139	25,799
Depreciation and amortization	47,887	47,307	49,099	49,391	51,536
Impairment of fixed assets	14,571	4,569	714	3,436	—
Impairment of goodwill	31,558	137	—	—	—
Gain on sale of building(1)	(77,146)	—	—	—	—
Gain on lease termination(2)	(2,967)	—	—	—	—
Insurance recovery related to damaged property(3)	—	—	(3,194)	—	—
Operating (loss) income	7,114	752	40,598	41,433	35,615
(Gain) loss on extinguishment of debt(4)	(17,911)	493	750	1,010	4,865
Interest expense, net of interest income	20,579	19,039	22,616	24,597	24,127
Equity in the earnings of investees and rental income	(2,361)	(2,402)	(2,459)	(2,461)	(2,391)
Income (loss) before (benefit) provision for corporate income taxes	6,807	(16,378)	19,691	18,287	9,014
(Benefit) provision for corporate income taxes(5)	(14,351)	52,611	7,367	6,321	2,699
Net loss (income)	$21,158	$(68,989)	$12,324	$11,966	$6,315
Earnings (loss) per share:
Basic	$0.86	$(2.84)	$0.51	$0.51	$0.28
Diluted	$0.84	$(2.84)	$0.50	$0.50	$0.27
Dividends declared per common share(6)	$—	$0.32	$0.16	$3.00	$—

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$76,217	$93,452	$73,598	$37,758	$47,880
Working capital surplus (deficit)	27,947	52,280	27,830	(11,825)	(18,311)
Total assets	305,360	409,833	413,792	404,770	450,402
Long-term debt, including current installments	268,999	299,871	314,909	310,339	288,994
Total stockholders’ (deficit) equity	(96,245)	(118,084)	(43,516)	(55,496)	354
Net debt(7)	199,200	214,832	251,402	277,985	243,870

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cash Flow Data:
Cash provided by (used in):
Operating activities	$24,870	$4,758	$67,388	$60,053	$74,885
Investing activities	(31,571)	(42,054)	(30,606)	(22,490)	(30,907)
Financing activities	(10,511)	57,503	(975)	(47,722)	(35,349)
Other Data:
Non-cash rental income, net of non-cash rental expense	(3,647)	(5,399)	(5,692)	(4,037)	(3,663)
Non-cash share-based compensation expense	1,386	1,911	2,204	1,306	1,412

	Year Ended December 31,
	2015	2014	2013	2012	2011
Club and Membership Data:
New clubs opened	1	4	—	—	2
Clubs acquired	—	—	6	—	—
Clubs closed	(6)	(8)	(4)	—	(2)
Wholly-owned clubs operated at end of period	151	156	160	158	158
Total clubs operated at end of period(8)	152	158	162	160	160
BFX Studio at end of period	3	1	—	—	—
Total members at end of period(9)	541,000	484,000	497,000	510,000	523,000
Restricted members at end of period(10)	—	20,000	41,000	38,000	38,000
Comparable club revenue (decrease) increase(11)	(5.6)%	(4.2)%	(1.8)%	1.6%	1.8%
Revenue per weighted average club (in thousands)(12)	$2,777	$2,842	$2,971	$3,032	$2,934
Average revenue per member(13)	$823	$941	$934	$922	$915
Average Joining Fees collected per member(14)	$72	$75	$59	$57	$55
Annual attrition(15)	46.9%	44.3%	41.9%	41.0%	39.9%

(1)
The $77,146 gain on sale of building in the year ended December 31, 2015 was related to the sale of our East 86th Street property. Refer to Note 10 – Gain on Sale of Building to the Company’s consolidated financial statements for further details.

(2)	The $2,967 net gain on lease termination in the year ended December 31, 2015 was related to the termination of a future lease for a planned club opening that was not yet effective.

(3)	The $3,194 of insurance recovery related to damaged property in the year ended December 31, 2013 related to property damaged by Hurricane Sandy.

(4)
The $17,911 gain on extinguishment of debt recorded for the year ended December 31, 2015 included the write-off of related deferred financing costs and debt discount of $249 and $707, respectively. In the year ended December 31, 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, and such debt was transferred to TSI, LLC and cancelled.

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
The $4,865 loss on extinguishment of debt recorded for the year ended December 31, 2011 resulted from a debt refinancing on May 11, 2011. The proceeds from our 2011 Senior Credit Facility were used to repay the remaining outstanding principal amount of our 2007 Senior Credit Facility of $164,000 and the remaining outstanding principal amount of our senior discount notes due 2014 of $138,450. We incurred $2,538 of call premium on the senior discount notes together with the write-off of $2,327 of net deferred financing costs related to the debt extinguishment.

(5)
Corporate income taxes for the year ended December 31, 2015 and 2014 included non-cash charges of $43,681 and $60,368, respectively, related to tax valuation allowances. Corporate income taxes for the year ended December 31, 2013, 2012 and 2011 included income tax benefits totaling $16, $483 and $343, respectively, related to the correction of accounting errors. For the year ended December 31, 2015, 2014 and 2013, see Note 15 — Corporate Income Taxes to the Company’s consolidated financial statements for further details.

(6)
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

(8)
Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and nine managed sites.

(9)	Represents members (including restricted members) at wholly-owned and partly-owned clubs. Restricted members primarily include students and teachers.

(10)
Restricted members ("Restricted Memberships") primarily include students and teachers. This membership allowed for club usage at restricted times, at a discount to other memberships offered. The Restricted Membership was discontinued as clubs transitioned to the lower pricing model and the Company aggregates all members beginning in fiscal 2015.

(11)	Total revenue for a club is included in comparable club revenue increase (decrease) beginning on the first day of the thirteenth full calendar month of the club’s operation.

(12)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(13)
Average revenue per member is total revenue from wholly-owned clubs for the period divided by the average number of memberships from wholly-owned clubs for the period, including Restricted Memberships prior to 2015, summer student and summer pool memberships, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

(14)
Average joining fees collected per member is calculated as total initiation and annual fees divided by the number of new members during each respective year. New members exclude pre-sold and summer pool membership, and include Restricted Memberships prior to 2015.

(15)
Annual attrition is calculated as total member losses for the year divided by the average monthly member count over the year during each respective year. The member count excludes pre-sold and summer pool memberships and includes Restricted Memberships prior to 2015.

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
Overview
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and one of the largest fitness club owners and operators in the U.S. As of December 31, 2015, the Company, through its subsidiaries, operated 152 fitness clubs (“clubs”) and three BFX Studio (“studio”) locations. Our clubs collectively served approximately 541,000 members as of December 31, 2015. We owned and operated a total of 105 clubs under the “New York Sports Clubs” (“NYSC”) brand name within a 120-mile radius of New York City as of December 31, 2015, including 37 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 27 clubs in the Boston region under our “Boston Sports Clubs” (“BSC”) brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” (“WSC”) brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” (“PSC”) brand name as of December 31, 2015. In addition, we owned and operated three clubs in Switzerland as of December 31, 2015. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of December 31, 2015. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
We completed the introduction of a lower pricing model in the second quarter of 2015, offering reduced monthly dues. As of December 31, 2015, approximately 80% of our clubs were operating under this pricing model, with the remaining clubs principally comprising the Company's passport-only model. The clubs that are operating under the lower pricing model offer a similar level of service and amenities but at a lower price point. This model gives us an opportunity to recapture market share and compete against certain other gyms that opened in our markets. We believe our offerings are compelling because we include group exercise classes, top of the line equipment, pools and courts with price of certain memberships, when available. The effect of new members enrolling at lower monthly dues combined with members who cancelled who were paying higher monthly dues was only partially offset by an increase in membership sales volume. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
We added 64,000 net members in the year ended December 31, 2015 compared to a net member loss of 13,000 in 2014. The ending member count of 541,000 included two adjustments decreasing the count during the year. In the third quarter we completed the conversion from our internally developed Club Management legacy system to a third-party developed software system which resulted in a one-time adjustment to our historical legacy member count of approximately 5,000 members. We believe this adjustment was non-revenue generated and therefore does not impact our consolidated financial statements. In addition there are approximately 2,000 members at one partly-owned club operating under a different brand name that were not included in the total member count as of December 31, 2015 however were included as of December 31, 2014 when the club was operating as a Washington Sports Club. We continue to account for this club as an equity investment.
Due to the rise in popularity of private studio offerings, we introduced our BFX Studio brand in 2014. We currently have three studio locations. This three-dimension luxury studio brand takes advantage of the rise in consumer demand for studio experiences. The studios include three unique offerings: Ride Republic, which is indoor cycling, Private Sessions for personal training and Master Class for certain group exercise classes. The studios are also staffed with high caliber instructors in each of the three core offerings and the studios are designed to appeal to all ages and all experience levels. This studio concept requires approximately 9,000 to 12,000 square feet of space per studio which compares to the approximately 27,000 square feet aggregate average size of our clubs.
In September 2014, we completed the previously announced legal sale of our East 86th Street property for gross proceeds of $85.7 million to an unaffiliated third-party, which housed one of our New York Sports Clubs as well as a retail tenant that generated rental income for us. This sale-leaseback transaction was characterized for accounting purposes as a financing rather than a sale until any continuing involvement in the property ceased. In December 2015, we terminated our current lease and the agreement to enter into our future lease with the purchaser/landlord, and received gross proceeds of $3.5 million in connection with the termination. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale. Under this treatment, we have recorded a $77.1 million gain, previously accounted for as a financing, on the sale of the property and, recorded in Gain on sale of building in our consolidated statements of operations for the year ended December 31, 2015. Refer to Note 10 – Sale of Building to our consolidated financial statements for further details.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, and such debt was transferred to TSI, LLC and cancelled, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively.
Revenue and Operating Expenses
We have two principal sources of revenue:

•
Membership revenue:    Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.0% of our total revenue for the year ended December 31, 2015. We recognize revenue from membership dues in the month when the services are rendered. Approximately 98% of our members pay their monthly dues by Electronic Funds Transfer, or EFT, while the balance is paid annually in advance. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue:    For the year ended December 31, 2015, we generated 17.3% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of Sports Club for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.5% of our total revenue for the year ended December 31, 2015) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the years ended December 31, 2015 and 2014, our attrition rate was 46.9% and 44.3%, respectively.
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
Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 1% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms and utilization and demand for the facility dictate. In this regard, facility remodeling is also considered where appropriate.
Operating income is impacted by certain charges and benefits which can fluctuate year to year. In 2015, operating income included goodwill impairment charges of $31.6 million associated with the NYSC and BSC regions, and fixed asset impairment charges of $14.6 million related to underperforming clubs, partially offset by a gain on lease termination of $3.0 million. In 2014, operating income was impacted by fixed asset impairment charges of $4.6 million related to underperforming clubs. In 2013, operating income included benefits of $3.2 million resulting from insurance proceeds collected primarily in connection with property damaged by Hurricane Sandy and $424,000 related to the recognition of out of period non-cash rental income, partially offset by fixed asset impairment charges totaling $714,000.

	Year Ended December 31,
	2015	2014	2013
	($ amounts in thousands)
Operating income	$7,114	$752	$40,598
Increase (decrease) over prior period	846.0%	(98.1)%	(2.0)%
Net income (loss)	$21,158	$(68,989)	$12,324
Increase (decrease) over prior period	130.7%	(659.8)%	3.0%
Cash flows provided by operating activities	$24,870	$4,758	$67,388
Increase (decrease) over prior period	422.7%	(92.9)%	12.2%
Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term in our recent and planned club openings. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. During 2015, we opened one club and two studio locations. We also plan to open one additional location in 2016 for a lease signed in August 2014. In addition, our operating income margins have been, and may continue to be negatively affected by our conversion to the lower pricing model in a substantial majority of our clubs.
As of December 31, 2015, 151 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly owned another location in Washington D.C. that is not part of the WSC with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting is also applied. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and nine managed sites.

Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2013
First Quarter	(2.4)%
Second Quarter	(1.7)%
Third Quarter	(1.7)%
Fourth Quarter (a)	(1.3)%	(1.8)%
2014
First Quarter	(4.7)%
Second Quarter	(4.5)%
Third Quarter	(4.5)%
Fourth Quarter	(3.9)%	(4.2)%
2015
First Quarter	(3.5)%
Second Quarter	(5.4)%
Third Quarter	(7.1)%
Fourth Quarter	(6.7)%	(5.6)%

(a)	Comparable club revenue for the fourth quarter of 2013 excludes $424,000 of out of period rental income recognized resulting from the correction of an accounting error.
Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).
Our member count increased 64,000 to 541,000 in 2015. The effect of new members enrolling at lower monthly dues combined with members who cancelled who were paying higher monthly dues was only partially offset by an increase in membership sales volume. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth. The comparable club revenue declines experienced in 2013 and 2014 were primarily due to the impact of membership declines. We experienced an overall member loss of 13,000 in each of 2013 and 2014.

Historical Club Count

	Year Ended December 31,
	2015	2014	2013
Wholly-owned clubs operated at beginning of period	156	160	158
New clubs opened	1	4	—
Clubs acquired	—	—	6
Clubs closed	(6)	(8)	(4)
Wholly-owned clubs operated at end of period	151	156	160
Partly-owned clubs operated at end of period(1)	1	2	2
Total clubs operated at end of period(1)(2)(3)	152	158	162

(1)	Excludes one partly-owned club that operated under a different brand name in our Washington, D.C. region.

(2)
Includes wholly-owned and partly-owned clubs. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and nine managed sites.

(3)	Excludes three studio locations.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	41.5	39.0	37.2
Club operating	46.4	42.5	38.2
General and administrative	7.2	6.9	6.0
Depreciation and amortization	11.3	10.4	10.5
	106.4	98.8	91.9
Impairment of fixed assets	3.4	1.0	0.2
Impairment of goodwill	7.4	—	—
Gain on sale of building	(18.2)	—	—
Gain on lease termination	(0.7)	—	—
Insurance recovery related to damaged property	—	—	(0.7)
	(8.1)	1.0	(0.5)
Operating income	1.7	0.2	8.6
(Gain) loss on extinguishment of debt	(4.2)	0.1	0.1
Interest expense	4.9	4.2	4.8
Equity in the earnings of investees and rental income	(0.6)	(0.5)	(0.5)
Income (loss) before (benefit) provision for corporate income taxes	1.6	(3.6)	4.2
(Benefit) provision for corporate income taxes	(3.4)	11.6	1.6
Net income (loss)	5.0%	(15.2)%	2.6%

Year ended December 31, 2015 compared to year ended December 31, 2014
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2015		2014
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$309,096	72.8%	$343,185	75.6%	(9.9)%
Initiation and processing fees	13,644	3.2%	12,044	2.7%	13.3%
Membership revenue	322,740	76.0%	355,229	78.3%	(9.1)%
Personal training revenue	73,191	17.3%	70,338	15.5%	4.1%
Other ancillary club revenue	22,138	5.2%	22,304	4.9%	(0.7)%
Ancillary club revenue	95,329	22.5%	92,642	20.4%	2.9%
Fees and other revenue	6,254	1.5%	5,971	1.3%	4.7%
Total revenue	$424,323	100.0%	$453,842	100.0%	(6.5)%
Total revenue decreased $29.5 million, or 6.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, as a result of lower membership revenue partially offset by higher ancillary club revenue. Revenue decreased approximately $25.5 million at our clubs opened or acquired prior to December 31, 2013 and $11.7 million at clubs that closed subsequent to December 31, 2013. These decreases were partially offset by a $7.7 million increase in revenue from our clubs that were opened or acquired subsequent to December 31, 2013.
Membership dues revenue decreased $34.1 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The effect of new members enrolling at lower monthly dues combined with members who cancelled who were paying higher monthly dues was only partially offset by an increase in membership sales volume. The decline was also partially offset by an increase in annual fees recognized of $9.9 million. Beginning in the third quarter of 2014, new memberships charge an annual fee beginning on the first day of membership and on each annual anniversary date thereafter and are deferred and recognized, on a straight-line basis over 12 months. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
Initiation and processing fees revenue increased $1.6 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily reflecting an increased amount of initiation fees charged during the first half of 2015 associated with an increase in membership sales volume, partially offset by a reduction in these fees charged during the second half of 2015 due to sales promotion. Our total member count increased 64,000 to 541,000 in 2015 compared to a decrease of 13,000 members in 2014 primarily due to the implementation of the lower pricing model. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $2.9 million to $73.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. Personal training revenue increased as a percentage of total revenue from 15.5% in 2014 to 17.3% in 2015. Our long-term goal is to generate approximately 20% of revenue from personal training. We offer a multi-session personal training membership product and fee-based class offerings to generate additional revenue.
Other ancillary club revenue decreased $166,000 in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by decreased revenue from guest fees as these fees were not charged in most of our clubs for the majority of the year ended December 31, 2015. These decreases were partially offset by increased revenue from our studio classes.
Comparable club revenue decreased 5.6% in the year ended December 31, 2015 compared to the prior year. The price of our membership dues and fees decreased which was partially offset by an increase in memberships at our comparable clubs.

Operating Expenses
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2015	2014	$ Variance	% Variance
Payroll and related	$175,898	$177,009	$(1,111)	(0.6)%
Club operating	196,725	192,716	4,009	2.1%
General and administrative	30,683	31,352	(669)	(2.1)%
Depreciation and amortization	47,887	47,307	580	1.2%
Impairment of fixed assets	14,571	4,569	10,002	>100%
Impairment of goodwill	31,558	137	31,421	>100%
Gain on sale of building	(77,146)	—	(77,146)	N/M
Gain on lease termination	(2,967)	—	(2,967)	N/M
Operating expenses	$417,209	$453,090	$(35,881)	(7.9)%
N/M - not meaningful
Operating expenses increased due to the following factors:
Payroll and related.    Payroll and related expenses for the year ended December 31, 2015 decreased $1.1 million, or 0.6%, compared to the prior year. Personal training payroll increased $2.4 million which was related to the increase in personal training revenue. The increase also included $3.0 million separation obligations related to the departure of certain executive officers and severance charges of $817,000 associated with certain employees. These increases were more than offset by decreased overhead expenses and club expenses of $7.3 million associated with headcount reductions and other cost savings initiatives. These cost reductions primarily occurred in the second half of 2015.
Club operating.    Club operating expenses increased $4.0 million or 2.1% compared to the year ended December 31, 2014. This increase was principally attributable to the following:

•	Marketing expenses increased $3.2 million in the year ended December 31, 2015 compared to the prior year principally due to increased advertising spend associated with the lower pricing model.

•	Rent and occupancy expenses increased $2.5 million in the year ended December 31, 2015 compared to the prior year principally due to the following:

◦	Mature clubs expenses increased $3.1 million resulting from rent escalations.

◦	Expenses associated with newly opened and future clubs and studio locations had increased $919,000.

◦
In the year ended December 31, 2014, we recognized $2.9 million of gains related to the reversal of deferred rent in connection with leases terminated early which decreased rent and occupancy expenses in that period.

Offsetting the above increases were savings of $4.6 million for closed clubs.

•	The above increases were partially offset by the results of our cost savings initiatives.
General and administrative.    General and administrative expense decreased $669,000, or 2.1%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily reflecting the results of our cost savings initiatives of $2.2 million, partially offset by increased general liability insurance expenses of $577,000 associated with an increase in reserves for claims related to prior periods. In addition, in 2015 there was an increase in costs of $200,000 associated with stock awards granted to the new members of the Board of Directors and $699,000 associated with the changes to our Board of Directors and other related expenses.
Depreciation and amortization.    In the year ended December 31, 2015 compared to the year ended December 31, 2014, depreciation and amortization expense increased $580,000, or 1.2%, principally due to the addition of new locations during 2014 and 2015.
Impairment of fixed assets.    In the year ended December 31, 2015, we recorded fixed asset impairment charges of $14.6 million compared to $4.6 million in the year ended December 31, 2014, all related to underperforming clubs.
Impairment of goodwill. As a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates that occurred between February 28, 2015 and May 31, 2015, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, as of May 31, 2015, we wrote off $31.6 million of goodwill associated with these reporting units. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137,000 associated with the Outlier Clubs in the year ended December 31, 2014.
Gain on Sale of Building. On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which included $150,000 of additional payments to the Company. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club (“Initial Lease”) and had agreed to vacate the property in connection with the Purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, we had agreed to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased.
On December 23, 2015, we terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3.5 million in connection with the termination. We must vacate the currently leased area by March 12, 2016 or we will be required to return the gross proceeds of the lease termination to the purchaser/landlord. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, we have recorded a $77.1 million gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in our consolidated statements of operations for the year ended December 31, 2015. Refer to Note 10 – Building Financing Arrangement to our consolidated financial statements for further details.
Gain on lease termination. In the year ended December 31, 2015, we recorded a $3.0 million net gain on lease termination related to the termination of a future lease for a planned club opening that was not yet effective.
Gain (Loss) on Extinguishment of Debt
In the year ended December 31, 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, and such debt was transferred to TSI, LLC and cancelled, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively.
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
Interest Expense
Interest expense increased by $1.5 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily reflecting the non-cash rental income related to our former tenant at the East 86th Street property. Because the legal sale of our East 86th Street property was characterized for accounting purposes as a financing rather than a sale, the rental payments following the sale during portions of the years ended December 31, 2014 and 2015 were treated as interest on the financing arrangement until any continuing involvement in the property ceased. In December 2015, we terminated our current lease and the agreement to enter into our future lease with the purchaser/landlord, so this sale-leaseback transaction was accounted for as a completed sale in December 2015. This was partially offset by a decrease in interest expense due to principal payments made on and purchases of debt outstanding under our 2013 Term Loan Facility.
(Benefit) Provision for Corporate Income Taxes
We recorded income tax benefit of $14.4 million during the year ended December 31, 2015, which included a decrease of $17.3 million (net of the elimination of federal effect of state deferred taxes) to the full valuation allowance against the U.S. net deferred tax assets. For year ended December 31, 2014, we had recorded a tax provision of $52.6 million. Our 2015 and 2014 effective tax rates were (211)% and (321)% in the years ended December 31, 2015 and 2014, respectively. Separate from the impact of valuation allowance, our 2015 and 2014 effective tax rate were 38% and 48%, respectively. Our effective tax rates for 2015 and 2014 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 14% and 7%, respectively. Additionally, our effective rate was adversely impacted to 369% in connection with recording a valuation allowance against U.S. deferred tax assets during the year ended December 31, 2014 and by 249% for the change in valuation allowance against U.S. deferred tax assets during the year ended December 31, 2015.

As of December 31, 2015, we have a net deferred tax liability of $61,000 as there is a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance as of December 31, 2015 is $17,000. For the year ended December 31, 2014 we had a net deferred tax liability of $11.6 million as there was a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance at December 31, 2014 was $3.3 million. The decrease in deferred tax liabilities was due to the impairment of goodwill and purchase of debt during 2015.
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
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $43.7 million and $60.4 million at December 31, 2015 and 2014, respectively.
In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets generally cannot be used as a source of income to realize deferred tax assets with a definitive loss carry forward period. We do not amortize goodwill for book purposes but have amortized goodwill with tax basis for tax purposes. The deferred tax liabilities recorded at December 31, 2015 and 2014 relate to the tax effect of differences between the book and tax basis of goodwill that is not expected to reverse until some indefinite future period. The deferred tax liability recorded at December 31, 2014 related to the tax effect of differences between the book and tax basis of goodwill was reversed in 2015 due to the impairment of goodwill associated with the NYSC and BSC regions.
We are currently under examination in New York State (2006 through 2012). In September 2015, we consented to extend the assessment period for tax years 2006 - 2011 through March 31, 2016 and tax year 2011 through September 14, 2016. Related to this examination, on January 13, 2016, we received a revised assessment from the State of New York related to tax years 2006-2009 for $4.1 million, inclusive of $1.6 million of interest. We continue to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. We have not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made. Additionally, we are also under examination in New York City (2006 through 2012), which we have consented to extend the assessment period through December 31, 2016.
Year ended December 31, 2014 compared to year ended December 31, 2013
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2014		2013
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$343,185	75.6%	$358,761	76.3%	(4.3)%
Initiation and processing fees	12,044	2.7%	14,392	3.0%	(16.3)%
Membership revenue	355,229	78.3%	373,153	79.3%	(4.8)%
Personal training revenue	70,338	15.5%	66,367	14.1%	6.0%
Other ancillary club revenue	22,304	4.9%	24,720	5.3%	(9.8)%
Ancillary club revenue	92,642	20.4%	91,087	19.4%	1.7%
Fees and other revenue	5,971	1.3%	5,985	1.3%	(0.2)%
Total revenue	$453,842	100.0%	$470,225	100.0%	(3.5)%

Total revenue decreased $16.4 million, or 3.5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of decreases in membership revenue. For the year ended December 31, 2014, revenue decreased approximately $19.2 million at our clubs opened or acquired prior to December 31, 2012 combined with the decrease of revenue related to corporate sales and $4.6 million at clubs that closed subsequent to December 31, 2012. These decreases were partially offset by a $7.5 million increase in revenue from our clubs and studio that were opened or acquired subsequent to December 31, 2012.
Membership dues revenue decreased $15.6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily driven by a decline in membership. The overall member loss of 13,000 in each of 2014 and 2013 largely contributed to the decline in membership and membership dues.
Initiation and processing fees revenue decreased $2.3 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflecting a decline in membership sales. The decrease was partially offset by the effect of the lower estimated average membership life of 22 months during each of the quarters of 2014, versus 25 months and 24 months for the three month periods ended March 31, 2013 and June 30, 2013, respectively, and 23 months for the second half of 2013. The lower amortizable life in the current year period resulted in higher initiation and processing fees revenue recognition as initiation and processing fees were amortized over a shorter estimated average membership life.
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
Comparable club revenue decreased 4.2% in the year ended December 31, 2014 compared to the prior year, primarily reflecting a decrease in our membership, our membership dues and fees, as well as a decline in the combined effect of ancillary club revenue, joining fees and other revenue.
Operating Expenses
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2014	2013	$ Variance	% Variance
Payroll and related	$177,009	$174,894	$2,115	1.2%
Club operating	192,716	179,683	13,033	7.3%
General and administrative	31,352	28,431	2,921	10.3%
Depreciation and amortization	47,307	49,099	(1,792)	(3.6)%
Impairment of fixed assets	4,569	714	3,855	(539.9)%
Impairment of goodwill	137	—	137	N/M
Insurance recovery related to damaged property	—	(3,194)	3,194	100.0%
Operating expenses	$453,090	$429,627	$23,463	5.5%
N/A - not meaningful
Operating expenses increased $23.5 million, or 5.5%, in the year ended December 31, 2014 compared to the prior year. The operating expenses comparison was impacted by $3.2 million of insurance proceeds received in 2013 in connection with property damaged by Hurricane Sandy which reduced 2013 operating expenses, as well as an increased fixed asset and goodwill impairment charges of $4.0 million in 2014. Separate from these items, operating expenses increased $16.3 million, or 3.8%, $10.7 million of which related to our newly opened clubs and a studio. The remaining increase primarily reflected general cost escalations, including increased utilities costs, and higher marketing expenses due to the conversion to the new pricing strategy further described below.
Payroll and related.  Payroll and related expenses for the year ended December 31, 2014 increased $2.1 million, or 1.2%, compared to the year ended December 31, 2013. The increase related to 2013 and 2014 openings, including a studio, was approximately $4.1 million. This increase was offset by the decrease related to 2013 and 2014 club closures of $1.9 million.

As a percentage of total revenue, payroll and related expenses increased to 39.0% in the year ended December 31, 2014 from 37.2% in the year ended December 31, 2013.
Club operating. Club operating expenses increased $13.0 million or 7.3% compared to the year ended December 31, 2013. This increase was principally attributable to the following:

•	Rent and occupancy expenses increased $6.2 million in the year ended December 31, 2014 compared to the prior year principally due to the following:

◦	Mature clubs expenses increased $2.4 million resulting from rent escalations.

◦	Expenses associated with newly opened and future clubs and studio locations increased $4.7 million.

◦	Net decrease of $790,000 in the year ended December 31, 2013 related to three early lease terminations and the write-off of the remaining deferred rent at two of those locations.

◦
Partially offsetting the above increases was a decrease of $1.7 million related to clubs closed in 2014. Of this amount, $1.4 million was a net occupancy gain related to the 2014 club closures which includes penalty payments to landlords and the write-offs of deferred rent at clubs with early terminations.

•
Utilities expense increased $2.3 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 principally due to higher energy costs. Energy costs were negatively impacted by the severe cold experienced in our markets during the first quarter of 2014.

•
Marketing expenses increased $2.0 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 principally due to increased advertising spend at locations converting to the new pricing strategy.

•
Repair and maintenance expenses increased $1.0 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, reflecting an increase in overall club maintenance, in particular, repairs of heating, ventilation and air conditioning system.

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
As a percentage of total revenue, general and administrative expenses increased to 6.9% in the year ended December 31, 2014 from 6.0% in the year ended December 31, 2013.
Depreciation and amortization.  In the year ended December 31, 2014 compared to the year ended December 31, 2013, depreciation and amortization expense decreased $1.8 million, or 3.6%, due to a decline in our depreciable fixed asset base and certain fixed asset write-offs in the last half of 2013.
Impairment of fixed assets. In the year ended December 31, 2014, we recorded fixed asset impairment charges of $4.6 million compared to $714,000 in the year ended December 31, 2013 all related to underperforming clubs.
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
Provision for Corporate Income Taxes
We recorded income tax expense of $52.6 million during the year ended December 31, 2014, which included $60.4 million (net of the elimination of federal effect of state deferred taxes) to recognize a full valuation allowance against the US net deferred tax assets. For year ended December 31, 2013, we had recorded a tax provision of $7.4 million. Our 2014 and 2013 effective tax rates were (321)% and 37% in the years ended December 31, 2014 and 2013, respectively. Separate from the impact of valuation allowance, our 2014 effective tax rate was 48%. Our effective tax rates for 2014 and 2013 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 7% and 5%, respectively. Additionally, our effective rate was adversely impacted to 369% in connection with recording a valuation allowance against U.S. deferred tax assets during the year ended December 31, 2014.
As of December 31, 2014, we had a net deferred tax liability of $11.6 million as there was a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance as of December 31, 2014 was $3.3 million. In assessing the realizability of deferred tax assets, we evaluated whether it was more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets was dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carry forwards can be utilized. We assessed all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence included, but was not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight was given to positive and negative evidence that was objectively verifiable.
As of December 31, 2014, we were not in a three year cumulative loss position. However, we were projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. We determined that it was appropriate to conclude that there were losses that were projected in the near term due to the conversion to the new pricing strategy, which included increased marketing spend and lower membership revenue during initial months of conversion. We believed the conversion to the new pricing strategy will significantly increase membership at the clubs in future periods and related income. However, because the accounting guidance for income taxes considered a projection of future earnings inherently subjective, it did not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on the weighting of available evidence, both positive and negative evidence, most notably the projected three year cumulative loss, we recorded a $60.4 million non-cash charge to income tax expense to establish a full valuation allowance against our U.S. net deferred tax assets. Although recognition of the valuation allowance for our net deferred tax assets was a non-cash charge, it did have a direct negative impact on net loss and shareholder’s deficit for the quarter and fiscal year ended December 31, 2014.
In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets generally cannot be used as a source of income to realize deferred tax assets with a definitive loss carry forward period. We did not amortize goodwill for book purposes but had amortized goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2014 related to the tax effect of differences between the book and tax basis of goodwill that was not expected to reverse until some indefinite future period.
The following state and local jurisdictions were examining our respective returns for the years indicated: New York State (2006 through 2012), New York City (2006, 2007, and 2008), and the Commonwealth of Massachusetts (2009, 2010). On March 26, 2014, we received from the State of New York a revised assessment related to tax years 2006-2009 for $3.5 million, inclusive of $1.2 million of interest. We had subsequently received a request for additional information from the State of New York. All of the information was submitted by January 2015. We continued to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. We had not recorded a tax reserve related to the proposed assessment. It was difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
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
Segment Results of Operations
The following discussion sets forth our financial performance by reportable segment for the years ended December 31, 2015, 2014 and 2013. We present earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization (“EBITDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.
Clubs (New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, and Swiss Sports Clubs)

	Year ended December 31,
	2015	2014	2013
Revenue	$422,090	$453,516	$470,225
EBITDA (1)	$79,232	$53,524	$91,770
(1) Includes significant items affecting comparability. See discussion below.
Year ended December 31, 2015 compared to year ended December 31, 2014
Clubs revenue decreased $31.4 million, or 6.9%, in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily at our comparable clubs which decreased 5.6%. The effect of new members enrolling at lower monthly dues combined with members who cancelled who were paying higher monthly dues was only partially offset by an increase in membership sales volume. The decline was also partially offset by an increase in annual fees recognized of $9.9 million. Our total member count increased 64,000 to 541,000 in 2015 compared to a decrease of 13,000 members in 2014. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
Clubs EBITDA increased $25.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily reflecting a $77.1 million gain on sale of building in 2015, a net increase of $18.4 million gain on extinguishment of debt and a $3.0 million gain on lease termination in 2015. These increases were partially offset by increased fixed asset and goodwill impairment charges of $41.4 million and the decline in revenue.
Year ended December 31, 2014 compared to year ended December 31, 2013
Clubs revenue decreased $16.7 million, or 3.6%, in the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of decline in membership revenue. Comparable club revenue decreased 4.2% in the year ended December 31, 2014 compared to the prior year, primarily reflecting a decrease in our membership, our membership dues and fees, as well as a decline in the combined effect of ancillary club revenue, joining fees and other revenue.
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

Studio (BFX Studio)

	Year ended December 31,
	2015	2014	2013
Revenue	$2,233	$326	$—
EBITDA	$(3,959)	$(3,556)	$(364)
Year ended December 31, 2015 compared to year ended December 31, 2014
Studio revenue increased $1.9 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, reflecting revenue of our three studios opened in September 2014, March 2015 and June 2015.
Studio had an EBITDA loss of $4.0 million and $3.6 million in the year ended December 31, 2015 and 2014, respectively, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our locations.
Year ended December 31, 2014 compared to year ended December 31, 2013
Studio reported revenue of $326,000 for the year ended December 31, 2014, primarily reflecting revenue of our first studio that was opened in September 2014.
Studio reported EBITDA loss of $3.6 million in 2014 and $364,000 in 2013 primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for our first studio location and additional locations with leases executed and development underway as of December 31, 2014.
Liquidity and Capital Resources
We have been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which we compete. New members have been joining at lower monthly rates and cancellations of members paying higher rates, primarily from the conversion to the lower pricing model, will continue to negatively impact our liquidity if these trends are not reversed. In response to this, we initiated cost savings initiatives in 2015 that have continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on our profitability and cash flow from operations. We also purchased $29.8 million principal amount of our debt at a significant discount in 2015.
Our ability to fund operations and capital expenditures in 2016 is dependent upon our ability to generate sufficient cash from operations coupled with cash on hand. We believe we have sufficient liquidity from a combination of cash on hand and cash to be generated from operations during 2016 to fund anticipated capital expenditures and currently scheduled debt service for the year ending December 31, 2016. As further described below, we maintain a senior credit facility with our lenders which contains a term loan facility and a revolving loan facility. The terms of the senior credit facility include a financial covenant under which we are currently not able to utilize more than 25%, or $11.3 million, of the revolving loan facility. We will continue not to be able to utilize more than 25% of the revolving loan facility until we have a total leverage ratio, as defined, of no greater than 4.50:1.00. The revolving loan facility is scheduled to mature in November 2018. Based upon our current cash balance as of December 31, 2015 of $76.2 million and projected cash from operations, we do not anticipate the need to utilize the revolving loan facility during 2016.
We may consider additional actions within our control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some which may utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives including opportunities to reduce TSI LLC’s existing debt and further cost savings initiatives, among other possibilities. Our ability to continue to meet our obligations beyond 2016 is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of December 31, 2015, we had $76.2 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2015, $64.8 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.

Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, debt purchases and other capital expenditures necessary to upgrade, expand and renovate existing clubs. In December 2013, March 2014 and June 2014, we paid a cash dividend of $0.16 per share. Any determination to pay future dividends will be made by the board of directors and will take into account such matters as cash on hand, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We believe that our existing cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to fund capital expenditures, working capital needs and other liquidity requirements associated with our operations through at least the next 12 months.
Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2015 increased $20.1 million compared to the prior year primarily due to the following.

•
Cash paid for income taxes decreased $23.4 million primarily related to the legal sale of the East 86th Street property in the year ended December 31, 2014, which was treated as a financing arrangement for accounting purposes, but recognized as of the date of sale for Federal and State income taxes at the time of the legal sale. We also received an income tax refund of $7.8 million in the year ended December 31, 2015.

•
Cash collected for member enrollment, including the initial annual fee paid upon joining, increased $10.8 million related to the increase in memberships sold, and recurring annual and rate lock fees collected increased $1.6 million.

•	Cash collected for personal training memberships increased $2.7 million.

•	In the year ended December 31, 2015, we received cash proceeds of $3.1 million for the termination of a lease that was not yet effective for a planned club opening.

•
Accrued payroll expenses decreased $4.9 million in 2014 and increased $1.3 million in 2015 generating a favorable cash flow variance of $6.2 million. Accrued payroll was unusually high as of December 31, 2013 principally due to timing differences in payroll payments.

•
The differences in the timing of other collections and payments made associated with accounts receivable, prepaid expenses, accounts payable and accrued expenses generated a favorable cash flow variance of approximately $8.4 million.

•	These increases were partially offset by a decrease in membership dues collected of $43.9 million in 2015.
Net cash provided by operating activities for the year ended December 31, 2014 decreased $62.6 million compared to the prior year. In the year ended December 31, 2014, cash received from membership dues and cash collected for member enrollment decreased $10.9 million and for-pay programs decreased $18.8 million, principally related to lower membership volume in 2014 compared with 2013. The cash decrease also reflected an increase in cash paid for income taxes of $23.2 million (after utilization of net operating losses and carryforward) primarily related to the legal sale of the East 86th Street property, which is treated as a financing arrangement for accounting purposes, but recognized as of the date of sale for Federal and State income taxes. In addition, there were increased payments for rent of $6.2 million and utilities of $2.9 million. The decrease in accrued payroll expenses also generated an unfavorable cash flow variance of $4.9 million in 2014 principally due to timing differences in payroll payment. These cash decreases were partially offset by the decline in cash paid for interest of $2.6 million in 2014.
Investing Activities.    Net cash used in investing activities decreased $10.5 million in the year ended December 31, 2015 compared to the prior year. The decrease was primarily due to the decreased activity in the building of new clubs. Investing activities in the year ended December 31, 2015 included capital expenditures related to expanding and remodeling existing clubs, and the purchase of new fitness equipment. The 2015 amount includes approximately $9.1 million related to 2015 and 2016 openings. Total capital expenditures also includes approximately $14.4 million to continue to enhance or upgrade existing clubs, and $4.5 million principally related to major renovations at clubs with recent lease renewals. In addition, we invested $2.5 million to enhance our management information and communication systems. These capital expenditures are funded by cash flow from operations and available cash on hand. The decrease also included a $1.1 million executive separation obligation related to our former Executive Chairman in 2015.
Net cash used in investing activities increased $11.4 million in the year ended December 31, 2014 compared to the prior year. Investing activities in the year ended December 31, 2014 consisted of capital expenditures for the building of new clubs, remodeling of existing clubs, the purchase of new fitness equipment and capital investment in information technology. The 2014 amount included approximately $18.6 million related to 2014 and 2015 openings, including both clubs and studios. Total capital expenditures also included approximately $20.7 million to continue to enhance or upgrade existing clubs, and $661,000 principally related to major renovations at clubs with recent lease renewals. In addition, in the year ended December 31, 2014, we invested $2.1 million to enhance our management information and communication systems. These capital expenditures were funded by available cash on hand and the after-tax proceeds from the legal sale of the East 86th Street property.

Financing Activities.    Net cash used in financing activities for the year ended December 31, 2015 was $10.5 million compared to net cash provided by financing activities of $57.5 million for the prior year. In the year ended December 31, 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million and such debt was transferred to TSI, LLC and cancelled. The total principal payments made on the 2013 Term Loan Facility were $3.0 million in the year ended December 31, 2015 compared to $16.7 million in the prior year. In the year ended December 31, 2015 and 2014, financing activities also consisted of gross cash proceeds from the sale of the East 86th Street property of $4.0 million and $83.4 million, respectively. The 2014 cash proceeds was partially offset by $3.2 million of real property transfer taxes, broker fees and other costs associated with this property sale. In addition, we paid cash dividends to common stockholders of $213,000 in the year ended December 31, 2015 compared to $7.9 million of dividends in the prior year. In the year ended December 31, 2015, we paid a $246,000 redemption price to the holders of the rights pursuant to a stockholder rights plan.
Net cash provided by financing activities for the year ended December 31, 2014 was $57.5 million compared to net cash used in financing activities of $975,000 for the year ended December 31, 2013. In the year ended December 31, 2014, financing activities consisted of $83.4 million in gross cash proceeds from the sale of the East 86th Street property, accounted for as a building financing arrangement, partially offset by $3.2 million of real property transfer taxes, broker fees and other costs associated with the property sale. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. Accordingly, we re-paid $13.5 million of principal of the 2013 Term Loan Facility in November 2014. The total principal payments made on the 2013 Term Loan Facility in the year ended December 31, 2014 was $16.7 million. In addition, we paid cash dividends to common stockholders of $7.9 million in the year ended December 31, 2014 compared to $4.1 million of dividends in the year ended December 31, 2013.
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2015, we have made a total of $19.8 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the "Amendment") to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans so purchased by TSI Holdings will be cancelled in accordance with the terms of the Credit Agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million and such debt was transferred to TSI, LLC and cancelled, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of December 31, 2015 as our only utilization of the 2013 Revolving Loan Facility as of December 31, 2015 was $2.9 million of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of December 31, 2015 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4:50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 10 - Building Financing Arrangement, we received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, we made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, we recorded loss on extinguishment of debt of $493,000, consisting of the write-off of unamortized debt issuance costs and debt discount of $119,000 and $374,000, respectively, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2014. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, we may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of our 2013 Senior Credit Facility. Based on increased capital expenditures related to the building of locations, we do not expect to be required to make a payment at any time.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2015 did not result in any required payments.
As of December 31, 2015, the 2013 Term Loan Facility has a gross principal balance of $275.4 million and a balance of $269.0 million net of unamortized debt discount of $6.4 million which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the first amendment and second amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2015, the unamortized balance of debt issuance costs of $3.0 million is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2015 was $42.1 million and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11.3 million.

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
We originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by ASC 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in our consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2015, 2014 and 2013.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Consolidated Debt
As of December 31, 2015, our total principal amount of debt outstanding was $275.4 million. This substantial amount of debt could have significant consequences, including:

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
Gain on Sale of Building
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million, which included $150,000 of additional payments to the Company. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club and had agreed to vacate the property in connection with the Purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, we had agreed to the New Club Lease for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. As of December 31, 2014, the total financing arrangement was $83.4 million, which was net of $1.8 million held in escrow for our former tenant. As part of the transaction, we incurred $3.2 million of real property transfer taxes, broker fees and other costs which were deferred and were being amortized over the term of the Initial Lease of 25 years, which included the option periods. The net fees are included in Other assets on the accompanying consolidated balance sheets as December 31, 2014.
On December 23, 2015, we terminated the New Club Lease and received gross proceeds of $3.5 million in connection with the termination. We must vacate the currently leased area by March 12, 2016 or we will be required to return the gross proceeds of the lease termination to the purchaser/landlord. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, we have recorded a $77.1 million gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in our consolidated statements of operations for the year ended December 31, 2015. As of December 23, 2015, the net book value of the building and building improvements was $2.8 million and the book value of the land was $986,000 and the net book value of the deferred building financing costs was $3.0 million. The gain on the sale of the building is also net of $3.5 million of deferred lease receivable related to our former tenant.

Contractual Obligations and Commitments
As of December 31, 2015, our contractual obligations listed in the table below and payments by period were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations(4)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$275,417	$2,810	$5,621	$4,918	$262,068
Interest payments on long-term debt(2)	62,943	13,945	26,367	22,631	—
Operating lease obligations(3)	601,882	89,359	162,013	134,377	216,133
Total contractual obligations	$940,242	$106,114	$194,001	$161,926	$478,201

Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2015 and no payments are currently required in 2016 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of December 31, 2015.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

(4)	The table above does not reflect payments related to planned club closures.
The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
We had working capital of $27.9 million and $52.3 million at December 31, 2015 and December 31, 2014, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and the current portion of deferred tax assets. As of December 31, 2015, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs), the current portion of deferred tax liabilities and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $40.2 million and $37.0 million at December 31, 2015 and December 31, 2014, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. These costs are recorded as a long-term asset and as such do not affect working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of remaining availability at December 31, 2015 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
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
Estimated average membership life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. As of December 31, 2015, the average membership life was 22 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Fixed and intangible assets. Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s locations are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing or enhancing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case, the asset’s carrying value would be reduced to its fair value, calculated considering a combination of market approach and a cost approach. In determining the recoverability of fixed assets Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, discount rates, income tax rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 1% of total revenues depending upon the conditions and needs of a given club. If we continue to experience competitive pressure, certain assumptions may fluctuate materially. See Note 5 - Fixed Assets to our consolidated financial statements.
In the year ended December 31, 2015, 2014 and 2013, we recorded fixed asset impairment charges of $14.6 million, $4.6 million and $714,000, respectively. The fixed asset impairment charge is included as a component of operating expenses in a separate line on our consolidated statements of operations.
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio (“studio”). As of December 31, 2015, only the SSC region has a remaining goodwill balance.
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
As a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates that occurred between February 28, 2015 and May 31, 2015, we performed an interim impairment test as of May 31, 2015. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on our short-term and long-term projections. As a result of the May 31, 2015 interim impairment test, we concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, as of May 31, 2015, we wrote off $31.6 million of goodwill associated with these reporting units. We did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit.

For the May 31, 2015 and February 28, 2015 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the our fair value in an orderly transaction between market participants. Under the market-based approaches, we utilized information regarding the Company, the Company's industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of NYSC and SSC were 9.2% and 11.2% as of May 31, 2015, respectively, compared to 13.3% and 13.9% as of February 28, 2015. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. We believe our assumptions are reasonable, however, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of May 31, 2015 and February 28, 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair value of SSC was greater than book value by 65% as of May 31, 2015 and and 84% as of February 28, 2015.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, we made the following assumptions. We developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast. As of May 31, 2015, we used discount rates ranging from 8.2% to 11.2% and terminal growth rates ranging from 1.0% to 3.0%. As of February 28, 2015, we used discount rates ranging from 13.2% to 13.9% and terminal growth rates ranging from 0.5% to 3.0%. These assumptions are developed separately for each reporting unit.
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
Based on the weight of the evidence at December 31, 2104, we were projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. We determined that it was appropriate to conclude that there would be losses that are projected in the near term due to our conversion to the lower pricing model in a substantial majority of our clubs, which includes lower membership revenue. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on these factors, most notably the projected three year cumulative loss, in the fourth quarter of 2014, we recorded a $60.4 million non-cash charge to income tax expense to establish a full valuation allowance against our U.S. net deferred tax assets. As of December 31, 2015, we continue to maintain a full valuation allowance of $43.7 million against outstanding net deferred tax assets.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of December 31, 2015, we had $275.4 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of December 31, 2015, a hypothetical 100 basis point interest increase would have increased our annual interest cost by approximately $940,000.
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
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Executive Chairman and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2015, we maintained effective internal control over financial reporting.
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
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their attestation report included following the signature page hereto, included in Item 15.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2015 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Deadline for Receipt of Stockholder Proposals.”
The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Patrick Walsh	Executive Chairman, Town Sports International Holdings, Inc. and Chief Executive Officer, PW Partners Atlas Funds, LLC
Martin Annese	Principal, MJA Consulting, LLC
Jason M. Fish	Chief Investment Officer and member, Alliance Partners, LLC
Robert Giardina	Former Executive Chairman and Chief Executive Officer, Town Sports International Holdings, Inc.
Thomas J. Galligan III	Former Executive Chairman, Papa Gino’s Holdings Corp.
Spencer Wells	Partner, Drivetrain Advisors, LLC

Executive Officers:
Patrick Walsh	Executive Chairman
Gregory Bartoli	Chief Operating Officer
Carolyn Spatafora	Chief Financial Officer
Michelle Ryan	Chief Marketing Officer
Nitin Ajmera	Senior Vice President — Shared Services and Controller
Item 11.     Executive Compensation
The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation.”
The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2015 Fiscal Year.”
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2016.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ PATRICK WALSH

Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ PATRICK WALSH	Executive Chairman	March 7, 2016
	Patrick Walsh	(principal executive officer)

By:	/s/ CAROLYN SPATAFORA	Chief Financial Officer	March 7, 2016
	Carolyn Spatafora	(principal financial and accounting officer)

By:	/s/ MARTIN ANNESE	Director	March 7, 2016
Martin Annese

By:	/s/ JASON M. FISH	Director	March 7, 2016
Jason M. Fish

By:	/s/ ROBERT GIARDINA	Director	March 7, 2016
Robert Giardina

By:	/s/ THOMAS J. GALLIGAN III	Director	March 7, 2016
Thomas J. Galligan III

By:	/s/ L. SPENCER WELLS	Director	March 7, 2016
L. Spencer Wells

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 7, 2016

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(All figures in thousands except share and per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76,217	$93,452
Accounts receivable, net	1,923	3,656
Inventory	337	573
Deferred tax assets	1,549	724
Prepaid corporate income taxes	6,895	11,588
Prepaid expenses and other current assets	13,170	12,893
Total current assets	100,091	122,886
Fixed assets, net	195,341	233,644
Goodwill	1,025	32,593
Intangible assets, net	171	394
Deferred tax assets	219	—
Deferred membership costs	3,029	7,396
Other assets	5,484	12,920
Total assets	$305,360	$409,833
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,810	$3,114
Accounts payable	2,615	2,873
Accrued expenses	26,039	26,702
Accrued interest	129	376
Dividends payable	90	291
Deferred revenue	40,225	36,950
Deferred tax liabilities	236	300
Total current liabilities	72,144	70,606
Long-term debt	266,189	296,757
Building financing arrangement	—	83,400
Dividends payable	28	211
Deferred lease liabilities	51,136	53,847
Deferred tax liabilities	1,593	11,999
Deferred revenue	319	2,455
Other liabilities	10,196	8,642
Total liabilities	401,605	527,917
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both December 31, 2015 and December 31, 2014
Common stock, $0.001 par value; issued and outstanding 24,818,786 and 24,322,249 shares at December 31, 2015 and 2014, respectively	24	24
Additional paid-in capital	(8,386)	(10,055)
Accumulated other comprehensive income	(523)	395
Accumulated deficit	(87,360)	(108,448)
Total stockholders’ deficit	(96,245)	(118,084)
Total liabilities and stockholders’ deficit	$305,360	$409,833
See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013
(All figures in thousands except share and per share data)

	2015	2014	2013
Revenues:
Club operations	$418,069	$447,871	$464,240
Fees and other	6,254	5,971	5,985
	424,323	453,842	470,225
Operating Expenses:
Payroll and related	175,898	177,009	174,894
Club operating	196,725	192,716	179,683
General and administrative	30,683	31,352	28,431
Depreciation and amortization	47,887	47,307	49,099
Impairment of fixed assets	14,571	4,569	714
Impairment of goodwill	31,558	137	—
Gain on sale of building	(77,146)	—	—
Gain on lease termination	(2,967)	—	—
Insurance recovery related to damaged property	—	—	(3,194)
	417,209	453,090	429,627
Operating income	7,114	752	40,598
(Gain) loss on extinguishment of debt	(17,911)	493	750
Interest expense	20,579	19,039	22,617
Interest income	—	—	(1)
Equity in the earnings of investees and rental income	(2,361)	(2,402)	(2,459)
Income (loss) before (benefit) provision for corporate income taxes	6,807	(16,378)	19,691
(Benefit) provision for corporate income taxes	(14,351)	52,611	7,367
Net income (loss)	$21,158	$(68,989)	$12,324
Earnings (loss) per share:
Basic	$0.86	$(2.84)	$0.51
Diluted	$0.84	$(2.84)	$0.50
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	24,630,898	24,266,407	24,031,533
Diluted	25,114,057	24,266,407	24,736,961
Dividends declared per common share	$—	$0.32	$0.16

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2015, 2014 and 2013
(All figures in thousands)

	2015	2014	2013
Net income (loss)	$21,158	$(68,989)	$12,324
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for the years ended in both December 31, 2015 and 2014, and ($49) for the year ended December 31, 2013	(165)	(545)	68
Interest rate swap, net of tax of $0 for the years ended in both December 31, 2015 and 2014, and ($583) for the year ended in December 31, 2013	(753)	(1,112)	758
Total other comprehensive (loss) income, net of tax	(918)	(1,657)	826
Total comprehensive income (loss)	$20,240	$(70,646)	$13,150

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2015, 2014 and 2013
(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2012	23,813,106	24	(16,326)	1,226	(40,420)	(55,496)
Stock option exercises	135,786	—	600	—	—	600
Common stock grants	29,562	—	305	—	—	305
Restricted stock grants	178,500	—	—	—	—	—
Cancellation of options	—	—	(80)	—	—	(80)
Forfeiture of restricted stock	(84,249)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,899	—	—	1,899
Tax shortfall from stock option exercises and restricted stock vesting	—	—	(244)	—	—	(244)
Dividends declared on common stock	—	—	—	—	(3,850)	(3,850)
Dividend forfeitures	—	—	—	—	200	200
Net income	—	—	—	—	12,324	12,324
Derivative financial instruments	—	—	—	758	—	758
Foreign currency translation adjustment	—	—	—	68	—	68
Balance at December 31, 2013	24,072,705	24	(13,846)	2,052	(31,746)	(43,516)
Stock option exercises	73,043	—	133	—	—	133
Common stock grants	21,248	—	245	—	—	245
Restricted stock grants	196,500	—	—	—	—	—
Cancellation of options	—	—	(71)	—	—	(71)
Forfeiture of restricted stock	(41,247)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,666	—	—	1,666
Tax benefit from stock option exercises and restricted stock vesting, net	—	—	1,613	—	—	1,613
Tax benefit on dividend payments	—	—	205	—	—	205
Dividends declared on common stock	—	—	—	—	(7,736)	(7,736)
Dividend forfeitures	—	—	—	—	23	23
Net loss	—	—	—	—	(68,989)	(68,989)
Derivative financial instruments	—	—	—	(1,112)	—	(1,112)
Foreign currency translation adjustment	—	—	—	(545)	—	(545)
Balance at December 31, 2014	24,322,249	24	(10,055)	395	(108,448)	(118,084)
Stock option exercises	171,718	—	283	—	—	283
Common stock grants	67,609	—	445	—	—	445
Restricted stock grants	507,000	—	—	—	—	—
Forfeiture of restricted stock	(249,790)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	941	—	—	941
Dividend forfeitures	—	—	—	—	176	176
Net income	—	—	—	—	21,158	21,158
Derivative financial instruments	—	—	—	(753)	—	(753)
Foreign currency translation adjustment	—	—	—	(165)	—	(165)
Dividend related to registration rights	—	—	—	—	(246)	(246)
Balance at December 31, 2015	24,818,786	$24	$(8,386)	$(523)	$(87,360)	$(96,245)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(All figures in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$21,158	$(68,989)	$12,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,887	47,307	49,099
Insurance recovery related to damaged property	—	—	(3,194)
Impairment of fixed assets	14,571	4,569	714
Impairment of goodwill	31,558	137	—
Gain on sale of building	(77,146)	—	—
(Gain) loss on extinguishment of debt	(17,911)	493	750
Amortization of debt discount	1,288	1,304	996
Amortization of debt issuance costs	778	627	1,153
Amortization of building financing costs	124	31	—
Noncash rental income, net of non-cash rental expense	(3,647)	(5,399)	(5,692)
Share-based compensation expense	1,386	1,911	2,204
Net change in deferred taxes	(11,519)	40,129	6,120
Net change in certain operating assets and liabilities, net of acquisitions	9,185	(20,994)	898
Decrease in membership costs	4,367	1,329	2,086
Landlord contributions to tenant improvements	1,288	1,684	1,472
Increase (decrease) in insurance reserves	1,087	482	(929)
Other	416	137	(613)
Total adjustments	3,712	73,747	55,064
Net cash provided by operating activities	24,870	4,758	67,388
Cash flows from investing activities:
Capital expenditures	(30,471)	(42,054)	(30,861)
Change in restricted cash	(1,100)	—	—
Acquisition of businesses	—	—	(2,939)
Insurance recovery related to damaged property	—	—	3,194
Net cash used in investing activities	(31,571)	(42,054)	(30,606)
Cash flows from financing activities:
Proceeds from building financing arrangement	4,000	83,400	—
Building financing arrangement costs	—	(3,160)	—
Principal payments on 2013 Term Loan Facility	(3,038)	(16,716)	—
Proceeds from 2013 Senior Credit Facility, net of original issue discount	—	—	323,375
Repayment of 2011 Senior Credit Facility	—	—	(315,743)
Repurchase of 2013 Term Loan Facility	(10,947)	—	—
Term loan issuance and amendment related financing costs	—	—	(4,356)
Debt issuance and debt amendment costs	(350)	—	(763)
Cash dividends paid	(213)	(7,877)	(4,088)
Redemption paid pursuant to the Rights Plan	(246)	—	—
Proceeds from stock option exercises	283	133	600
Tax benefit from restricted stock vesting	—	1,723	—
Net cash (used in) provided by financing activities	(10,511)	57,503	(975)
Effect of exchange rate changes on cash	(23)	(353)	33
Net (decrease) increase in cash and cash equivalents	(17,235)	19,854	35,840
Cash and cash equivalents beginning of period	93,452	73,598	37,758
Cash and cash equivalents end of period	$76,217	$93,452	$73,598
Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$1,446	$25	$2,859
Decrease (increase) in inventory	219	(101)	(36)
Decrease (increase) in prepaid expenses and other current assets	596	(1,549)	(1,278)
Increase (decrease) in accounts payable, accrued expenses and accrued interest	1,011	(9,856)	3,089
Change in prepaid corporate income taxes and corporate income taxes payable	4,774	(12,773)	1,604
Increase (decrease) in deferred revenue	1,139	3,260	(5,340)
Net change in certain working capital components	$9,185	$(20,994)	$898

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(In thousands except share and per share data)
1.    Basis of Presentation
As of December 31, 2015, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 152 fitness clubs (“Clubs”) and three BFX Studio (“studio”) locations. The clubs are composed of 105 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 27 clubs in the Boston market under the “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of December 31, 2015.
The Company has been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. New members have been joining at lower monthly rates and cancellations of members paying higher rates, primarily from the conversion to the lower pricing model, will continue to negatively impact our liquidity if these trends are not reversed. In response to this, the Company initiated cost savings initiatives in 2015 that have continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on its profitability and cash flow from operations. The Company also purchased $29,829 principal amount of its debt at a significant discount in 2015.
The Company’s ability to fund operations and capital expenditures in 2016 is dependent upon its ability to generate sufficient cash from operations coupled with cash on hand. The Company believes it has sufficient liquidity from a combination of cash on hand and cash to be generated from operations during 2016 to fund anticipated capital expenditures and currently scheduled debt service for the year ending December 31, 2016. As further described in Note 9 - Long-Term Debt, the Company maintains a senior credit facility with its lenders which contains a term loan facility and a revolving loan facility. The terms of the senior credit facility include a financial covenant under which the Company is currently not able to utilize more than 25%, or $11,250, of the revolving loan facility. The Company will continue not to be able to utilize more than 25% of the revolving loan facility until it has a total leverage ratio, as defined, of no greater than 4.50:1.00. The revolving loan facility is scheduled to mature in November 2018. Based upon the Company’s current cash balance as of December 31, 2015 of $76,217 and projected cash from operations, the Company does not anticipate the need to utilize the revolving loan facility during 2016.
The Company may consider additional actions within its control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some which may utilize a “shop-in-shop” concept. The Company may also consider additional strategic alternatives including opportunities to reduce TSI LLC’s existing debt and further cost savings initiatives, among other possibilities. The Company’s ability to continue to meet its obligations beyond 2016 is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
2.    Correction of Accounting Errors
The results for the year ended December 31, 2013 include the correction of deferred lease receivables and rental income resulting in an increase in rental income from subtenants and a related increase in deferred lease receivable in the Company’s consolidated statement of operations and consolidated balance sheet, respectively. This correction resulted in the recognition of Fees and other revenue in the year ended December 31, 2013 of $424 that relates to 2012. The Company does not believe that this error correction is material to 2013.
The results for the year ended December 31, 2013 also include the correction of errors that resulted in an increase in tax benefits for corporate income taxes and a related increase in deferred tax assets in our consolidated statement of operations and consolidated balance sheet, respectively. In the fourth quarter of 2013, the Company identified corrections related to temporary differences in fixed assets for state depreciation resulting in the recognition of an income tax benefit of $225. Also, in the fourth quarter of 2013, the Company identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209 for a net benefit to the Provision for corporate income taxes of $16 in the year ended December 31, 2013. The Company does not believe that either error correction is material to 2013.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of TSI Holdings and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
The Company completed the introduction of a lower pricing model to a substantial majority of its clubs in the second quarter of 2015, offering reduced monthly dues. As of December 31, 2015, approximately 80% of its clubs were operating under this pricing model, with the remaining clubs principally comprising the Company's passport-only model. The revenue recognition related to monthly dues revenue was not impacted by the change in membership pricing strategy.
The Company generally receives one-time non-refundable joining fees and monthly dues from its members. The Company offers both month-to-month and one-year commit memberships. Members can cancel their membership at any time for a fee. Membership dues are recognized in the period in which access to the club is provided.
The Premier Membership allow members unlimited use of a single “home club”. Premier members can also elect to pay a per visit fee to use non-home clubs. These usage fees are recorded to membership revenue in the month the usage occurs. Usage fees recorded were $719, $2,248 and $2,126 for the years ended December 31, 2015, 2014 and 2013, respectively.
Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. Deferred membership costs were $3,029 and $7,396 at December 31, 2015 and 2014, respectively.
Prior to introducing the new pricing strategy, the Company tracked membership life of restricted members separately from unrestricted members. Restricted members primarily include students and teachers (“Restricted Members”). This membership was discontinued as clubs transitioned to the lower pricing model and therefore the Company now aggregates all members for purposes of tracking average membership life. The estimated average membership life was 22 months as of both December 31, 2015 and 2014. The estimated average membership life for unrestricted members was 25 months during the quarter ended March 31, 2013, 24 months during the quarter ended June 30, 2013, and 25 months for the second half of 2013. The estimated average membership life for Restricted Members was 27 months during the quarter ended March 31, 2013 and 28 months for the last three quarters of 2013. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount collected for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2015 and 2014, the Company had approximately $14,968 and $15,207, respectively, of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdictions.

In addition to the prepaid personal training sessions the Company also offers a personal training membership product which consists of single or multi-session packages ranging from one to 16 sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and must be used in each respective month. Members who purchase this product commit to a three month period and revenue is recognized ratably over this period.
The Company generates management fees from certain club facilities that are not wholly-owned. Management fees earned for services rendered are recognized at the time the related services are performed. These managed sites include three fitness clubs located in colleges and universities and nine managed sites. Revenue generated from managed sites were $1,802, $1,502 and $796 for the years ended December 31, 2015, 2014 and 2013, respectively.

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
In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $3,900 and $2,540 as of December 31, 2015 and 2014, respectively, pursuant to various state consumer protection laws.
Advertising and Club Pre-opening Costs
Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2015, 2014 and 2013 totaled $11,057, $7,903 and $5,943, respectively and are included in Club operating expenses.
Cash and Cash Equivalents
The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. Cash related to this wholly-owned subsidiary of $275 and $274 are included in cash and cash equivalents at December 31, 2015 and 2014, respectively.
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
Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,920, $2,771 and $3,310 as of December 31, 2015, 2014 and 2013, respectively.
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
Lease termination gains and losses are recognized at fair value based at the expected settlement amount with the landlord when the Company terminates the contract before the lease termination date. The Company recorded $1,550 and $1,482 of lease termination penalties in the years ended December 31, 2015 and 2014, respectively, which was included in Club operating expenses in the accompanying statements of operations. The Company did not incur any lease termination penalties in the year ended December 31, 2013. In November 2015, the Company also received one-time gross proceeds of $3,090 from a landlord related to the termination of a future lease for a planned club opening that was not yet effective, which resulted in a net gain on lease termination of $2,967 in the year ended December 31, 2015. This net gain on lease termination was included in a separate line item on the accompanying statements of operations. In the year ended December 31, 2014, the Company recorded a $1,442 net occupancy gain related to the 2014 club closures which includes penalty payments to landlords and the write-offs of deferred rent at clubs with early terminations. This net occupancy gain was included in Club operating expenses in the accompanying statements of operations.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts due from the Company’s membership base and was $4,971 and $6,206 at December 31, 2015 and 2014, respectively, before the allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a customer’s ability to pay.
Following are the changes in the allowance for doubtful accounts for the years December 31, 2015, 2014 and 2013:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2015	$2,511	$11,237	$(10,615)	$3,133
December 31, 2014	$2,309	$9,826	$(9,624)	$2,511
December 31, 2013	$3,249	$8,335	$(9,275)	$2,309
Inventory
Inventory consists of supplies, headsets for the club entertainment system, clothing and other items for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.
Fixed Assets
Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s club and studio base are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing or enhancing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.
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
Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization of debt issue costs was $778, $627 and $1,153, for the years ended December 31, 2015, 2014 and 2013, respectively. Building financing costs were classified within other assets and were being amortized as additional interest expense over the life of the underlying financing arrangement, 25 years, using the interest method. Amortization of building financing costs was $124 and $31 for the years ended December 31, 2015 and 2014. The balance of building financing costs of $3,005 was written off in December 2015 in connection with the termination of the future lease, which was included in Gain on sale of building in the accompanying statements of operations.

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
Accounting for the Impairment of Long-Lived Assets and Goodwill
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset carrying value would be reduced to its fair value, calculated considering a combination of market approach and a cost approach. In determining the recoverability of fixed assets Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, discount rates, income tax rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 1% of total revenues depending upon the conditions and needs of a given club. If the Company continues to experience competitive pressure, certain assumptions may not be accurate.
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
Goodwill impairment testing is a two-step process. Prior to performing this two-step process, companies also have the option to apply a qualitative approach to assess goodwill for impairment. Under the qualitative approach, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the estimated fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Companies that do not elect to perform the qualitative approach may proceed directly to the two-step process. Step 1 involves comparing the estimated fair value of the Company’s reporting units to their carrying amounts. If the estimated fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the estimated fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recognized equal to the difference. The Company performs this analysis annually as of the last day of February and in the interim if a triggering event occurs. The Company’s goodwill impairment tests as of May 31, 2015 and February 28, 2015 were performed using the two-step goodwill impairment analysis.
For the May 31, 2015 and February 28, 2015 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast.
Insurance
The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims, which are included in general and administrative expenses in the accompanying statements of operations. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $615 as of December 31, 2015.
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
Income Taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company also recognizes deferred tax in relation to the U.S. taxes on the total cumulative earnings of the Company's Swiss clubs. Deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on the weight of the evidence at December 31, 2014, the Company was projected to be in a cumulative loss during the three year period ending in December 31, 2015, which was considered a significant piece of negative evidence, the Company recorded a $60,368 non-cash charge to income tax expense to establish a full valuation allowance against its U.S. net deferred tax assets in the fourth quarter of 2014. As of December 31, 2015, the Company continues to maintain a full valuation allowance of $43,681 against outstanding net deferred tax assets.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2015	2014	2013
Cash paid:
Interest paid (net of amounts capitalized)	$16,749	$17,103	$19,744
Income taxes paid	$105	$23,553	$390
Cash received:
Income taxes refund	$7,768	$—	$388
Noncash investing and financing activities:
Acquisition of fixed assets included in accounts payable and accrued expenses	$2,031	$4,822	$5,789
Note: Interest includes cash payments under Initial Lease resulting from the sale of the East 86th Street property. See Notes 9 and 10 for additional noncash financing activities.
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
The Company uses a derivative financial instrument to limit exposure to changes in interest rates on the Company’s existing term loan facility. The derivative financial instrument is recorded at fair value on the balance sheet and changes in the fair value are either recognized in accumulated other comprehensive income (a component of shareholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument has been designated as a cash flow hedge. See Note 11 — Derivative Financial Instruments for more information on the Company’s risk management program and derivatives.
At December 31, 2015, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented, foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ (deficit) equity and the consolidated statements of comprehensive (loss) income. The effect of foreign exchange translation adjustments was $(165), net of tax of $0; $(545), net of tax of $0 and $68, net of tax of $49, for the years ended December 31, 2015, 2014 and 2013, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2015, $64,824 of the cash balance of $76,217 was held at two financial institutions. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	For The Year Ended December 31,
	2015	2014	2013
Net income (loss)	$21,158	$(68,989)	$12,324
Weighted average number of common share outstanding — basic	24,630,898	24,266,407	24,031,533
Effect of dilutive share-based awards	483,159	—	705,428
Weighted average number of common shares outstanding — diluted	25,114,057	24,266,407	24,736,961
Earnings (loss) per share:
Basic	$0.86	$(2.84)	$0.51
Diluted	$0.84	$(2.84)	$0.50
For the years ended December 31, 2015 and December 31, 2013, we did not include options to purchase 276,846 and 269,992 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive. For the year ended December 31, 2014, there was no effect of diluted stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for this periods. There would have been 378,285 anti-dilutive shares had the Company not been in a net loss position for this period.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model. The assumptions in the Black-Scholes model include risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the date of the grant.
4.    Recent Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarifies that the U.S. Securities Exchange and Commission would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Fixed Assets
Fixed assets as of December 31, 2015 and 2014 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2015	2014
Leasehold improvements	$498,394	$491,401
Club equipment	105,998	105,486
Furniture, fixtures and computer equipment	69,383	65,373
Computer software	24,047	22,071
Building and improvements	—	4,995
Land	—	986
Construction in progress	4,882	12,740
	702,704	703,052
Less: Accumulated depreciation and amortization	(507,363)	(469,408)
	$195,341	$233,644
Depreciation and leasehold amortization expense for the years ended December 31, 2015, 2014 and 2013, was $47,664, $46,794 and $48,785, respectively.
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
In the year ended December 31, 2015, the Company tested its underperforming clubs and recorded impairment charges of $14,571 on leasehold improvements and furniture and fixtures at eighteen clubs that experienced decreased profitability and sales levels below expectations during this period. These charges were recorded within the Clubs segment. The remaining clubs tested that did not have impairment charges had an aggregate of $26,593 of net leasehold improvements and furniture and fixtures remaining as of December 31, 2015.
In the year ended December 31, 2014, the Company recorded impairment charges totaling $4,569 related to nine underperforming clubs. In the year ended December 31, 2013, the Company recorded impairment charges totaling $714 related to three underperforming clubs.
The following table presents the long-lived assets measured at fair value on a nonrecurring basis for the period ended December 31, 2015:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015	$14,571	$—	$—	$14,571
December 31, 2014	$4,569	$—	$—	$4,569
6.    Acquisitions
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
7.    Goodwill and Intangible Assets
Goodwill has been allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”), and our BFX Studio (“studio”). As of December 31, 2015, only the SSC region has a remaining goodwill balance.
The Company’s annual goodwill impairment test is performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. As a result of the significant decrease in market capitalization and a decline in the Company’s performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates that occurred between February 28, 2015 and May 31, 2015, the Company performed an interim impairment test as of May 31, 2015.
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
As a result of the May 31, 2015 interim impairment test, the Company concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, as of May 31, 2015, the Company wrote off $31,558 of goodwill associated with these reporting units. The Company did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit. The February 28, 2015 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required.
For the May 31, 2015 and February 28, 2015 impairment tests, fair value was determined by using a weighted combination of two market-based approaches (weighted 50% collectively) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approaches, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of NYSC and SSC were 9.2% and 11.2% as of May 31, 2015, respectively, compared to 13.3% and 13.9% as of February 28, 2015. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable. The estimated fair value of SSC were greater than book value by 65% as of May 31, 2015 and 84% as of February 28, 2015.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast. As of May 31, 2015, the Company used discount rates ranging from 8.2% to 11.2% and terminal growth rates ranging from 1.0% to 3.0%. As of February 28, 2015, the Company used discount rates ranging from 13.2% to 13.9% and terminal growth rates ranging from 0.5% to 3.0%. These assumptions are developed separately for each reporting unit.
The changes in the carrying amount of goodwill from December 31, 2014 through December 31, 2015 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(140)	—	(140)
Less: accumulated impairment of goodwill	—	(15,766)	—	(3,982)	(19,748)
Balance as of December 31, 2014	31,549	9	1,035	—	32,593
Changes due to foreign currency exchange rate fluctuations	—	—	(10)	—	(10)
Less: impairment of goodwill	(31,549)	(9)	—	—	(31,558)
Balance as of December 31, 2015	$—	$—	$1,025	$—	$1,025
Intangible assets as of December 31, 2015 and 2014 are as follows:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(112)	138
Trade names	40	(7)	33
	$11,634	$(11,463)	$171

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(11,163)	$181
Management contracts	250	(73)	177
Trade names	40	(4)	36
	$11,634	$(11,240)	$394
Intangible assets were acquired in connection with the Company’s acquisitions during 2013. Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $223, $513 and $314 respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortization expense for the next five years and thereafter of the acquired intangible assets is as follows:

Year Ending December 31,
2016	$36
2017	30
2018	24
2019	19
2020	16
2021 and thereafter	46
$171
8.    Accrued Expenses
Accrued expenses as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accrued payroll	$5,237	$3,966
Accrued construction in progress and equipment	1,235	4,822
Accrued occupancy costs	8,091	7,493
Accrued insurance claims	2,346	2,065
Accrued other	9,130	8,356
	$26,039	$26,702
9.    Long-Term Debt
Long-term debt as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
2013 Term Loan Facility	$275,417	$308,284
Less: Unamortized discount	(6,418)	(8,413)
Less: Current portion due within one year	(2,810)	(3,114)
Long-term portion	$266,189	$296,757

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2016	$2,810
2017	2,810
2018	2,810
2019	2,810
2020	2,810
2021 and thereafter	261,367
$275,417
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2015, TSI LLC has made a total of $19,754 in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the "Amendment") to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans so purchased by TSI Holdings will be cancelled in accordance with the terms of the Credit Agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, and such debt was transferred to TSI, LLC and cancelled, which resulted in a gain on extinguishment of debt of $17,911, including the write-off of related deferred financing costs and debt discount of $249 and $707, respectively.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of December 31, 2015 as the Company’s only utilization of the 2013 Revolving Loan Facility as of December 31, 2015 was $2,851 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of December 31, 2015 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4:50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 10 - Building Financing Arrangement, the Company

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, the Company recorded loss on extinguishment of debt of $493, consisting of the write-off of unamortized debt issuance costs and debt discount of $119 and $374, respectively, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2014. To the extent the proceeds of the sale of the East 86th Street property are not reinvested, the Company may be required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. Based on increased capital expenditures related to the building of new clubs and new studios, the Company does not expect to be required to make a payment at any time.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The first excess cash flow payment would have been due in April 2015. The excess cash flow calculation performed as of December 31, 2015 did not result in any required payments.
As of December 31, 2015, the 2013 Term Loan Facility has a gross principal balance of $275,417 and a balance of $268,999 net of unamortized debt discount of $6,418 which is comprised of the unamortized portions of the OID recorded in connection with the May 11, 2011 debt issuance and the unamortized balance of the additional debt discounts recorded in connection with the first amendment and second amendment to the 2011 Senior Credit Facility. The unamortized debt discount balance is recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheet and is being amortized as interest expense using the effective interest method. As of December 31, 2015, the unamortized balance of debt issuance costs of $2,991 is being amortized as interest expense, and is included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2015, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,851. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2015 was $42,149 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $104,658 and $221,964, respectively, at December 31, 2015 and December 31, 2014, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 11 — Derivative Financial Instruments.
Interest Expense
The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Interest costs expensed	$17,914	$18,228	$22,617
Interest costs capitalized	72	300	32
Total interest expense and amounts capitalized	$17,986	$18,528	$22,649
Note: The table above does not include $2,666 and $810 of interest expense related to the building financing arrangement in fiscal 2015 and 2014, respectively.
10.    Sale of Building
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650, which included $150 of additional payments to the Company. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club (“Initial Lease”) and had agreed to vacate the property in connection with the Purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, the Company had agreed to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. As of December 31, 2014, the total financing arrangement was $83,400, which was net of $1,750 held in escrow for the Company's former tenant in the building. As part of the transaction, the Company incurred $3,160 of real property transfer taxes, broker fees and other costs which were deferred and were being amortized over the term of the Initial Lease of 25 years, which included option periods. The net fees were included in Other assets on the accompanying consolidated balance sheets as December 31, 2014. In March 2015, the Company received the remaining proceeds held in escrow of $500.
On December 23, 2015, the Company terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3,500 in connection with the termination. The Company must vacate the currently leased area by March 12, 2016 or the Company will be required to return the gross proceeds of the lease termination to the purchaser/landlord. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, the Company has recorded a $77,146 gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in the consolidated statements of operations for the year ended December 31, 2015. As of December 23, 2015, the net book value of the building and building improvements was $2,755 and the book value of the land was $986 and the net book value of the deferred building financing costs was $3,005. The gain on the sale of the building is also net of $3,483 of deferred lease receivable related to the Company’s former tenant.
11.    Derivative Financial Instruments
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company's consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2015, 2014 and 2013.
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2015	$2,042	$—	$2,042	$—
Interest rate swap liability as of December 31, 2014	$1,294	$—	$1,294	$—
The swap contract liability of $2,042 and $1,294 was recorded as a component of other liabilities as of December 31, 2015 and 2014, respectively, with the offset to accumulated other comprehensive income ($1,154 and $1,215, net of taxes, as of December 31, 2015 and 2014, respectively) on the accompanying consolidated balance sheets.
There were no significant reclassifications out of accumulated other comprehensive income in 2015, 2014 and 2013 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at December 31, 2015 will be reclassified into earnings within the next 12 months.
12.    Leases
The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,136 as of December 31, 2015.
The leases expire at various times through October 31, 2031 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as CPI, and fair market value adjustments. In the next five years, or the period from January 1, 2016 through December 31, 2020, the Company has leases for 20 club locations that are due to expire without any renewal options, three of which are due to expire in 2016, and 53 club locations that are due to expire with renewal options.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under non-cancelable operating leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2016	$89,359
2017	84,159
2018	77,854
2019	70,191
2020	64,186
Aggregate thereafter	216,133
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $124,920, $124,816 and $118,811, respectively. Such amounts include non-base rent items of $24,767, $24,340 and $23,539, respectively. Including the effect of deferred lease liabilities, rent expense was $123,872, $124,449 and $117,191 for the years ended December 31, 2015, 2014 and 2013.
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

Minimum Annual Rental
Year Ending December 31,
2016	$2,214
2017	1,635
2018	1,140
2019	865
2020	709
Aggregate thereafter	514
Rental income, including non-cash rental income, for the years ended December 31, 2015, 2014 and 2013 was $4,669, $4,791 and $5,161, respectively. Such amounts include additional rental charges above the base rent of $0, $229 and $242 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company previously owned the building at the 86th Street club location which housed a rental tenant that generated rental income of approximately $1,926 for the year ended December 31, 2105 and $2,000 for each of the years ended December 31, 2014 and 2013. Refer to Note 10 - Gain on Sale of Building for further details.
For the year ended December 31, 2013, rental income includes non-cash revenue of $424 related to an out of period adjustment for subtenants at certain locations.
13.    Stockholders’ (Deficit) Equity
The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”).
The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. An amendment to the 2006 Plan to increase the aggregate number of shares issuable under the plan by 500,000 shares from 2,500,000 shares to 3,000,000 shares was unanimously adopted by the Board of Directors on March 1, 2011, and approved by stockholders at the Annual Meeting of Stockholders on May 12, 2011. In April 2015, the Company further amended the 2006 Plan to increase the aggregate number of shares of Common Stock issuable under the 2006 Plan by 500,000 shares to a total of 3,500,000. As of December 31, 2015, there were 668,460 shares available to be issued under the 2006 Plan.

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
a.    Common Stock Options
The outstanding Common Stock options as of December 31, 2015 vest in full at various dates between January 1, 2018 and December 31, 2019. The vesting of certain grants will be accelerated in the event that certain defined events occur including the sale of the Company. The term of each grant generally ranges from five to ten years.
As of December 31, 2015, 2014 and 2013, a total of 544,869, 1,023,606 and 1,029,416 Common Stock options were exercisable, respectively.
At December 31, 2015, the Company had no stock option outstanding under the 2004 Plan while the 2006 Plan had 1,394,869 stock options outstanding.
The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense related to options, classified within payroll and related on the consolidated statements of operations related to these plans was $99, $299, and $843 for the years ended December 31, 2015, 2014 and 2013, respectively, and the related tax benefit was $38, $142 and $362 for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 and 2014 benefit of $38 and $142, respectively, were prior to the recognition of the valuation allowance. The total compensation expense of $299 for the year ended December 31, 2014 includes $160 related to incremental compensation expense recognized in connection with the modification of stock options described below.
The following table summarizes the stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Common	Weighted Average Exercise Price
Balance at January 1, 2013	1,310,818	$5.21
Exercised	(135,786)	4.42
Cancelled	(30,548)	6.33
Forfeited	(4,253)	1.00
Balance at December 31, 2013	1,140,231	5.21
Exercised	(73,043)	1.82
Cancelled	(34,567)	12.56
Forfeited	(2,100)	3.54
Balance at December 31, 2014	1,030,521	5.29
Granted	850,000	2.68
Exercised	(171,718)	1.68
Cancelled	(313,934)	8.61
Balance at December 31, 2015	1,394,869	$3.40

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Common
2006 grants	53,500	7 months	12.05	53,500	12.05
2007 grants	64,500	18 months	15.44	64,500	15.44
2008 grants	42,770	34 months	2.92	42,770	2.92
2009 grants	80,678	47 months	1.73	80,678	1.73
2010 grants	295,921	55 months	1.84	295,921	1.84
2011 grants	7,500	61 months	1.93	7,500	1.93
2015 grants	850,000	67 months	2.68	—	—
Total Grants	1,394,869	58 months	$3.40	544,869	$4.52
At December 31, 2015 stock options outstanding have a weighted average remaining contractual life of 4.8 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $1.19, was $36. At December 31, 2015 stock options exercisable have a weighted average remaining contractual life of 3.6 years and the total intrinsic value for “in-the-money” exercisable options was $36. The total intrinsic value of options exercised was $187 for the year ended December 31, 2015.
The aggregated intrinsic value represents the pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2015 of $1.19 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally are qualify as "non-qualified stock options" under the U.S. Internal Revenue Code. Certain options granted under the 2004 Stock Option Plan generally qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company’s Common Stock on the option grant date.
Options granted during the year ended December 31, 2015 to employees of the Company were as follows:

Date	Number of Shares	Exercise Price	Grant Date Fair Value
August 19, 2015	700,000	$2.61	$1,827
October 12, 2015	50,000	$2.95	148
October 19, 2015	100,000	$3.04	304
	850,000		$2,279
Included in the August 2015 grants above were 450,000 shares of non-qualified options issued to the Company's COO (“Non-Plan Options”) to purchase its common stock. These Non-Plan Options were granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The options granted on August 19, 2015 shall vest in three equal installments on each of the first three anniversaries of the date of grant and have a term of five years. These options have an exercise price of $2.61 per share, equal to the closing price of the Company's common stock on the date of grant.
The weighted average fair value of stock options as of the grant date was $1.10 in 2015. The Company did not grant any stock options during the years ended December 31, 2014 and 2013. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Common	Risk-Free Interest Rate	Expected Dividend Yield	Expected Term (Years)	Expected Volatility
2015 Grants	1.1%	—	3.99	52.03%

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company calculated the weighted average expected term of stock options to be 3.99 years, which represents the period of time that options are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The volatility is determined based on management's estimate or historical volatilities of comparable companies.
As of December 31, 2015, $822 of unrecognized compensation cost related to stock options is expected to be recognized through October 2019.
b.    Common Stock Grants
Restricted Stock Grants
The following restricted stock grants were issued to employees of the Company during the year ended December 31, 2015.

Date	Number of Shares	Share Price	Grant Date Fair Value
March 2, 2015	207,000	$6.68	$1,383
August 19, 2015	300,000	$2.61	783
Total	507,000		$2,166
Included in the grants above were 300,000 shares of restricted stock issued to the Company's COO (“Non-Plan RSA”). These Non-Plan RSA were granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The fair value of the Non-Plan RSA was $2.61 per share, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.

The following table summarizes the restricted stock activity for the year ended December 31, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2013	367,612	$10.72
Granted	178,500	9.33
Vested	(98,692)	10.39
Forfeited	(84,249)	10.92
Balance as of December 31, 2013	363,171	10.08
Granted	196,500	8.47
Vested	(116,890)	9.82
Forfeited	(41,247)	9.92
Balance as of December 31, 2014	401,534	9.38
Granted	507,000	4.27
Vested	(133,874)	9.20
Forfeited	(249,790)	8.19
Balance as of December 31, 2015	524,870	$5.06
The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s common stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense, classified within payroll and related on the consolidated statements of operations, related to restricted stock grants was $842, $1,367 and $1,056 for the years ended December 31, 2015, 2014 and 2013, respectively, and the related tax benefit was $321, $648, $459 for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 and 2014 benefit of $321 and $648, respectively, were prior to the recognition of the valuation allowance. The restricted shares contain vesting restrictions and generally vest 25% per year over four years on the anniversary date of the grants. The Company granted restricted stock awards totaling 507,000 shares with an aggregate grant date fair value of $2,166 in the year ended December 31, 2015. In the years ended December 31, 2014 and 2013, the Company granted 196,500 and 178,500 restricted shares, respectively, with an aggregate grant date fair value of $1,663 and $1,665, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total unrecognized compensation cost related to restricted stock of $1,614 is expected to be recognized through March 2019.
Non-Restricted Stock Grants
The below table indicates the non-restricted common stock grants issued to the Company’s Board of Directors during the year ended December 31, 2015 and 2014. The total fair value of the shares issued was expensed upon the grant dates.

Date	Number of Shares	Share Price	Grant Date Fair Value
January 16, 2014	21,248	11.53	245
February 2, 2015	35,764	6.85	245
March 24, 2015	31,845	6.28	200

c.    Common Stock Dividends
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
On November 15, 2013, the board of directors of the Company declared a quarterly cash dividend of $0.16 per share, payable on December 5, 2013 to common stockholders of record at the close of business on November 26, 2013. The aggregate amount of the dividends payable was $3,792, based upon shares of common stock outstanding as of the record date of November 26, 2013 and additional amounts payable with each quarterly declaration as restricted shares vest. The remaining amount payable was $56 and $162 as of December 31, 2015 and 2014, respectively. The quarterly dividend was discontinued in the second quarter of 2014.
On November 16, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share, payable on December 11, 2012 to common stock holders of record at the close of business on November 30, 2012. The aggregate amount of the dividends payable was $70,296, based upon shares of common stock outstanding as of the record date of November 30, 2012 with another $1,104 payable as restricted shares vest. The remaining amount payable was $62 and $340 as of December 31, 2015 and 2014, respectively.
Pursuant to the 2006 Plan, holders of unvested restricted shares as of December 11, 2012 qualify to receive the $3.00 dividend on each future vesting date, subject to continued employment through the vesting date. Holders of unvested restricted shares as of December 5, 2013, March 5, 2014 and June 5, 2014 qualify to receive the $0.16 dividend on each future vesting date, subject to continued employment through the vesting date. As of December 31, 2015, the total dividends payable on unvested restricted shares was $118, of which $90 is classified as the current portion of the dividends payable expected to be paid in 2014 and $28 classified as long-term which is expected to be paid in the vesting periods in 2016 through 2018.
14.    Revenue from Club Operations
Revenues from club operations for the years ended December 31, 2015, 2014 and 2013 are summarized below:

	Years Ended December 31,
	2015	2014	2013
Membership dues	$309,096	$343,185	$358,761
Initiation and processing fees	13,644	12,044	14,392
Personal training revenue	73,191	70,338	66,367
Other ancillary club revenue(1)	22,138	22,304	24,720
Total club revenue	418,069	447,871	464,240
Fees and other revenue(2)	6,254	5,971	5,985
Total revenue	$424,323	$453,842	$470,225

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Corporate Income Taxes
The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31, 2015
	Federal	Foreign	State and Local	Total
Current	$(3,100)	$67	$197	$(2,836)
Deferred	(8,262)	—	(3,253)	(11,515)
	$(11,362)	$67	$(3,056)	$(14,351)

	Year Ended December 31, 2014
	Federal	Foreign	State and Local	Total
Current	$12,454	$183	$266	$12,903
Deferred	14,684	—	25,024	39,708
	$27,138	$183	$25,290	$52,611

	Year Ended December 31, 2013
	Federal	Foreign	State and Local	Total
Current	$396	$232	$175	$803
Deferred	6,487	—	77	6,564
	$6,883	$232	$252	$7,367
The components of deferred tax liabilities, net consist of the following items:

	December 31,
	2015	2014

Deferred tax assets
Basis differences in depreciation and amortization	$6,578	$—
Deferred lease liabilities	24,345	25,077
Deferred revenue	10,974	12,603
Deferred compensation expense incurred in connection with stock options	1,589	2,370
Federal and state net operating loss carry-forwards	10,430	7,197
Accruals, reserves and other	7,654	6,121
Deferred Financing Arrangement	—	39,295
	$61,570	$92,663
Deferred tax liabilities
Basis differences in depreciation and amortization	$—	$16,674
Deferred costs	1,751	5,604
Deferred rent receivable	—	1,564
Change in accounting method	6,621	10,121
Undistributed foreign earnings and other	622	587
	$8,994	$34,550
Gross deferred tax assets	52,576	58,113
Valuation allowance	(52,637)	(69,689)
Deferred tax liabilities, net	$(61)	$(11,576)

As of December 31, 2015, the Company has net deferred tax liability of $61. The state net deferred tax liability balance as of December 31, 2015 is $17. For the year ending December 31, 2014 the Company had a net deferred tax liability of $11,576. The state net deferred tax liability balance as of December 31, 2014 was $3,274.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforward can be utilized. The Company evaluates all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. The Company has recorded valuation allowances in the amounts of $43,681 and $60,368 at December 31, 2015 and 2014, respectively.
In recording the valuation allowance, deferred tax liabilities associated with goodwill generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carry forward period. The Company does not amortize goodwill for book purposes but does amortize goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2015 relates to the tax effect of differences between book and tax basis of intangible assets not expected to reverse during the Company’s net operating loss carry forward period.
As of December 31, 2015, state tax net operating loss carry-forwards were $11,020. Such amounts expire between December 31, 2016 and December 31, 2034. The Company has not recorded a tax benefit for the windfall portion of the stock compensation that either created or increased the remaining state net operating losses for tax purposes. As such, the amount of state net operating loss carry-forwards for which a tax benefit would be recorded to additional paid-in capital when the tax benefit is realized is approximately $590 as of December 31, 2015.
The Company’s foreign pre-tax earnings related to the Swiss entity were $277, $762 and $968 for the years ended December 31, 2015, 2014 and 2013, respectively, and the related current tax provisions were $67, $183 and $232, respectively. In 2011, the Company repatriated Swiss earnings through 2010. In accordance with ASC 740-30, the Company has recognized a deferred tax liability of $622 for the incremental U.S. tax cost on the total cumulative undistributed earnings of the Swiss clubs for the period through December 31, 2015.
The results for the years ended December 31, 2013 include error corrections that resulted in an increase in benefit for corporate income taxes and a related increase in deferred tax assets in the Company’s consolidated statement of operations and consolidated balance sheet for each year, respectively. In the fourth quarter of 2013, the Company identified a correction relating to temporary differences in fixed assets for state depreciation that resulted in the recognition of an income tax benefit of $225. Also in the fourth quarter of 2013, the Company identified corrections related to temporary differences in landlord allowances resulting in the recognition of out of period expense of $209 for a net benefit to provision for corporate income taxes of $16 recorded in the year ended December 31, 2013. The Company does not believe that these error corrections are material to the current or prior reporting periods.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the United States Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Federal statutory tax rate	35%	35%	35%
State and local income taxes (net of federal tax benefit)	11	8	8
Change in state effective income tax rate	3	(4)	—
State tax benefit related to insurance premiums	(14)	7	(6)
Tax reserves	1	1	2
Correction of an error	—	—	(1)
Permanent differences in fines and penalties	2	1	—
Other permanent differences	—	—	(1)
	38	48	37
Valuation allowance	(249)	(422)	—
Elimination of federal effect of state deferred taxes	—	53	—
	(211)%	(321)%	37%
The 2015, 2014 and 2013 effective tax rate of (211)%, (321)%, and 37%, respectively, on the Company’s pre-tax income or loss was primarily impacted by the change in the valuation allowance and the state tax benefits related to insurance premiums and interest paid to the captive insurance company.
The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate in any future periods were $1,155 as of both December 31, 2015 and 2014. For the years ended December 31, 2015, 2014 and 2013, interest (income) expense on unrecognized tax benefits was $81, $(334) and $495, respectively. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had total accruals for interest as of December 31, 2015 and 2014 of $704 and $623, respectively.
A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2015	2014	2013

Balance on January 1	$1,187	$13,830	$15,659
Gross decreases for tax positions taken in prior years	—	(12,675)	(1,829)
Gross increases for tax positions taken in prior years	—	32	—
Balance on December 31	$1,187	$1,187	$13,830
As of December 31, 2015, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in 2016 since the income tax returns may no longer be subject to audit in 2016.
The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2010 and prior. U.S. net operating losses generated in closed years and utilized in open years are subject to adjustment by tax authorities.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2012), and New York City (2006 through 2012).
On January 13, 2016, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $4,119, inclusive of $1,617 of interest. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Commitments and Contingencies
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in state court against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1,045, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI will pay its trainers the aggregate sum of $165 in exchange for full releases. The settlement agreement is currently in the process of being executed by the parties, which will become effective upon approval of the court and the class.
On January 21, 2016, in an action styled Triangle 17 Center, LLC v. Town Sports International Holdings (NJ), LLC, ET AL., a Landlord of one of TSI’s competitors filed an action, claiming that TSI engaged in sham litigation to prevent the opening of a competitor’s facility in close proximity to TSI’s location in Ramsey, New Jersey. As this matter is in its infancy stage, it is difficult to determine what, if any, liability TSI may have in connection with this suit, however upon the initial advice of counsel TSI believes it has meritorious defenses to the claims asserted and as such TSI does not believe it is probable that TSI will be required to pay any amounts in connection with this litigation.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of December 31, 2015.
17.    Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Effective January 1, 2016, the Plan was further amended to eliminate this employer matching contribution.
Employer matching contributions totaling $198 and $200 were made in February 2015 and 2014, respectively, for the Plan years ended December 31, 2014 and 2013, respectively. The Company expects to make an employer matching contribution of approximately $205 in March 2016 for the Plan year ended December 31, 2015.
18.    Reportable Segments
The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs, Swiss Sports Clubs and BFX Studio, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation and amortization. The Company has historically determined that these clubs have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment. During the fourth quarter of 2014, BFX Studio started to be managed separately and reported as a separate reportable segment as it does not meet the aggregation criteria to be aggregated with the clubs. Geographically, the Company operates its fitness clubs mainly in the United States. Segment information on geographic regions is not material for presentation. Segment information on assets is not presented as the chief operating decision makers do not regularly review segment assets.
The following tables set forth the Company’s financial performance by reportable segment for the years ended December 31, 2015, 2014 and 2013. Since the first BFX Studio lease was not signed until November 2013, BFX Studio had immaterial impact on the Company’s consolidated financial statements for the year ended December 31, 2013.

	Year ended December 31,
	2015	2014	2013
Revenues:
Clubs	$422,090	$453,516	$470,225
Studio	2,233	326	—
Total Revenues	$424,323	$453,842	$470,225

The Company presents earnings (loss) before interest expense (net of interest income), provision (benefit) for corporate income taxes, and depreciation and amortization (“EBITDA”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. Clubs EBITDA includes all corporate overhead expenses and the impact of equity in the earnings of investees and rental income. Studio reported EBITDA loss of 3,959 and 3,556 in 2015 and 2014, primarily reflecting the rent and occupancy costs, start-up costs and overhead payroll for the Company's three studios opened in September 2014, March 2015 and June 2015.

	Year ended December 31,
	2015	2014	2013
EBITDA:
Clubs	$79,232	$53,524	$91,770
Studio	(3,959)	(3,556)	(364)
Total reportable segments	75,273	49,968	91,406
Depreciation and amortization	47,887	47,307	49,099
Interest expense	20,579	19,039	22,617
Interest income	—	—	(1)
Income (loss) before provision for corporate income taxes	$6,807	$(16,378)	$19,691

	Year ended December 31,
	2015	2014	2013
Capital Expenditures:
Clubs	$23,427	$37,101	$30,565
Studio	7,044	4,953	296
Total Capital Expenditures	$30,471	$42,054	$30,861

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Selected Quarterly Financial Data (Unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(b)	(c)	(d)
Net revenue	$111,424	$108,296	$103,764	$100,839
Operating (loss) income	(7,941)	(41,451)	(19,711)	76,217
Net (loss) income	(12,764)	(31,068)	(22,006)	86,996
(Loss) earnings per share (a)
Basic	$(0.52)	$(1.26)	$(0.89)	$3.50
Diluted	$(0.52)	$(1.26)	$(0.89)	$3.47

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(e)	(f)
Net revenue	$115,903	$115,697	$112,521	$109,721
Operating (loss) income	(2,104)	2,068	2,412	(1,624)
Net loss	(3,515)	(919)	(867)	(63,688)
Loss per share (a)
Basic	$(0.15)	$(0.04)	$(0.04)	$(2.62)
Diluted	$(0.15)	$(0.04)	$(0.04)	$(2.62)

(a)
Basic and diluted (loss) earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(b)
Net loss and loss per share for the second quarter of 2015 included $32,572 and $0.84, respectively, comprised of non-cash goodwill impairment charge of $31,558 and non-cash fixed asset impairment charge of $1,014.

(c)	Net loss and loss per share for the third quarter of 2015 included $12,420 and $0.50, respectively, of non-cash fixed asset impairment charge.

(d)
Net income and diluted earnings per share for the fourth quarter of 2015 included $90,024 and $2.24, respectively, comprised of the following: gain on sale of building of $77,146, gain on extinguishment of debt of $17,911 and gain on lease termination of $2,967.

(e)
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

(f)
Net loss and loss per share for the fourth quarter of 2014 included $60,368 and $2.48, respectively, comprised of non-cash charge related to a tax valuation allowance recorded against deferred tax assets.

20.    Separation Obligation
In March 2015, Robert Giardina's employment with the Company as Executive Chairman was terminated. Mr. Giardina continues to serve as a member of the Board and will be treated as a non-employee director. Pursuant to a letter agreement entered with Mr. Giardina in February 2015, Mr. Giardina was entitled to receive payment of $1,100 in accordance with the terms of the agreement, which has been placed by the Company in a Rabbi Trust, and the Company accrued an additional $208 of payroll taxes and medical benefits related to this agreement. These amounts were classified within payroll and related as well as general and administrative on the consolidated statements of operations for the year ended December 31, 2015. Of the $1,100 separation obligation, $679 was paid in April 2015, $140 was paid in September 2015 and the remaining balance of

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$281 is being paid over a 12-month period beginning October 2015. As of December 31, 2015, the remaining separation obligation was $211, which was included in Prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2015. The $211 is classified as restricted cash as of December 31, 2015 and is restricted in its use as noted above.
In June 2015, Daniel Gallagher's employment with the Company as Chief Executive Officer and President was terminated. Pursuant to a letter agreement entered with Mr. Gallagher in June 2015, Mr. Gallagher received payment of $150 in June 2015, and is entitled to receive severance payment of $550, payable over a 12-month period beginning July 2015. The Company also accrued an additional $76 of payroll taxes and medical benefits related to this agreement. These amounts were classified within payroll and related on the consolidated statements of operations for the year ended December 31, 2015. Of the $550 severance payment, $286 was paid in 2015 and the remaining balance of $264 was included in Accrued expenses on the accompanying consolidated balance sheets as of December 31, 2015.
In connection with Mr. Gallagher's termination, the Company's Board of Directors named Patrick Walsh, then Chairman of the Board of the Company, to serve as Executive Chairman, on an interim basis, in which capacity Mr. Walsh is responsible for the general management and control of the affairs and business of the Company. In exchange for his service as Executive Chairman, Mr. Walsh is entitled to receive compensation of $30 per month, payable from June 19, 2015. In the year ended December 31, 2015, the Company incurred compensation expense of $191 to Mr. Walsh in connection with this arrangement.
In September 2015, Paul Barron's employment with the Company as Chief Information Officer was terminated. Pursuant to a letter agreement entered with Mr. Barron in February 2015, Mr. Barron received payment of $83 in December 2015, and is entitled to receive severance payment of $319, payable over a a 12-month period beginning December 2015. The Company also accrued an additional $44 of payroll taxes and benefits related to this agreement. These amounts were classified within payroll and related on the consolidated statements of operations for the year ended December 31, 2015. Of the $319 severance payment, $39 was paid in the year ended December 31, 2015 and the remaining balance of $280 was included in Accrued expenses on the consolidated balance sheets as of December 31, 2015.
In December 2015, Scott Milford's employment with the Company as Senior Vice President of Human Resources was terminated. Pursuant to a letter agreement entered with Mr. Milford in February 2015, Mr. Milford received payment of $103 in December 2015, and is entitled to receive severance payment of $322, payable over a 12-month period beginning February 2016. The Company also accrued an additional $75 of payroll taxes and medical benefits related to this agreement. These amounts were classified within payroll and related on the consolidated statements of operations for the year ended December 31, 2015. The severance payment of $322 was also included in Accrued expenses on the consolidated balance sheets as of December 31, 2015.

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

10.1
Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-4, File No. 333-114210 (the “S-4 Registration Statement”).

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

10.5
First Amendment to Credit Agreement, dated as of January 30, 2015, among Town Sports International, LLC, TSI Holdings, II, LLC, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

*10.16
Town Sports International Holdings, Inc. 2006 Stock Incentive Plan, as amended and restated effective April 2, 2015 (incorporated herein by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed on April 27, 2015).

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

*10.22
Amended and Restated Town Sports International Holdings, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to Appendix B of the Registrant’s definitive Proxy Statement on Schedule 14A filed on April 27, 2015).

Exhibit No.	Description of Exhibit

*10.23
Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

*10.24
Offer Letter, dated March 18, 2010, between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

*10.25	Letter Agreement with Daniel Gallagher, dated January 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 13, 2014).

*10.26	Letter Agreement with Carolyn Spatafora, dated April 16, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2014).

*10.27
Form of Executive Severance Agreement between the Registrant and Daniel Gallagher (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.28
Form of Amendment to Executive Severance Agreement between the Registrant and Daniel Gallagher (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.29
Form of Executive Severance Agreement between the Registrant and each of Robert Giardina, Carolyn Spatafora and Nitin Ajmera (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.30
Amendment dated March 1, 2011 to Executive Severance Agreement between the Registrant and Robert Giardina (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

*10.31	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).

*10.32
Letter Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and Robert Giardina (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.33
Letter Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and Daniel Gallagher (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.34
Form of Amended and Restated Executive Severance Agreement, dated February 25, 2015, between Town Sports International Holdings, Inc. and each of Carolyn Spatafora, and Nitin Ajmera (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

Exhibit No.	Description of Exhibit

*10.35
Nomination and Standstill Agreement, dated March 24, 2015, by and among Town Sports International Holdings, Inc. and PW Partners Atlas Fund III LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, HG Vora Special Opportunities Master Fund, Ltd., HG Vora Capital Management, LLC, and Parag Vora. Holdings, Inc. and PW Partners Atlas Fund III LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, HG Vora Special Opportunities Master Fund, Ltd., HG Vora Capital Management, LLC, and Parag Vora (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 25, 2015).

*10.36
Letter Agreement, dated March 24, 2015 between Town Sports International Holdings, Inc. and Farallon Capital Management, L.L.C. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 25, 2015).

*10.37	Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 25, 2015).

*10.38	Separation Letter between the Company and Daniel Gallagher (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 18, 2015).

*10.39	Letter Agreement with Gregory Bartoli, dated August 17, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 18, 2015).

*10.40	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.41
Form of Non-Qualified Stock Option Agreement for Gregory Bartoli pursuant to the 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.42	Form of Restricted Stock Agreement for Gregory Bartoli (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.43	Form of Non-Qualified Stock Option Agreement for Gregory Bartoli (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.44	Agreement Regarding Termination of Nomination and Standstill Agreement (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith).

Exhibit No.	Description of Exhibit

31.1	Certification of Executive Chairman pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Section 1350 Certification of Executive Chairman.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
___________________________

*	Management contract or compensatory plan or arrangement.