Form 10-Q
period 2016-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2016-05-03
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
5 Penn Plaza (4th Floor)
New York, New York 10001
Telephone: (212) 246-6700
(Address, zip code, and telephone number, including area code, of registrant’s principal executive office)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2016, there were 25,618,928 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended March 31, 2016

2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016 and December 31, 2015
(All figures in thousands except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$87,757	$76,217
Accounts receivable (less allowance for doubtful accounts of $2,755 and $3,133 as of March 31, 2016 and December 31, 2015, respectively)	1,428	1,923
Inventory	369	337
Deferred tax assets	—	1,549
Prepaid corporate income taxes	4,072	6,895
Prepaid expenses and other current assets	12,574	13,170
Total current assets	106,200	100,091
Fixed assets, net	187,395	195,341
Goodwill	1,079	1,025
Intangible assets, net	162	171
Deferred tax assets	—	219
Deferred membership costs	2,485	3,029
Other assets	3,133	3,225
Total assets	$300,454	$303,101
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$11,537	$2,810
Accounts payable	2,139	2,615
Accrued expenses	28,227	26,039
Accrued interest	102	129
Dividends payable	93	90
Deferred revenue	44,341	40,225
Deferred tax liabilities	—	236
Total current liabilities	86,439	72,144
Long-term debt	254,919	263,930
Dividends payable	9	28
Deferred lease liabilities	50,453	51,136
Deferred tax liabilities	61	1,593
Deferred revenue	458	319
Other liabilities	10,914	10,196
Total liabilities	403,253	399,346
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both March 31, 2016 and December 31, 2015
Common stock, $0.001 par value; issued and outstanding 25,614,477 and 24,818,786 shares at March 31, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	(7,702)	(8,386)
Accumulated other comprehensive loss	(841)	(523)
Accumulated deficit	(94,280)	(87,360)
Total stockholders’ deficit	(102,799)	(96,245)
Total liabilities and stockholders’ deficit	$300,454	$303,101
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2016 and 2015
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Club operations	$99,806	$109,888
Fees and other	1,539	1,536
	101,345	111,424
Operating Expenses:
Payroll and related	39,386	46,860
Club operating	47,630	51,285
General and administrative	6,866	8,409
Depreciation and amortization	11,185	11,674
Impairment of fixed assets	—	1,137
	105,067	119,365
Operating loss	(3,722)	(7,941)
Interest expense	4,077	5,170
Equity in the earnings of investees and rental income	(57)	(611)
Loss before (benefit) provision for corporate income taxes	(7,742)	(12,500)
(Benefit) provision for corporate income taxes	(817)	264
Net loss	$(6,925)	$(12,764)

Basic and diluted loss per share	$(0.28)	$(0.52)

Weighted average number of shares used in calculating loss per share	25,072,716	24,415,520
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016 and 2015
(All figures in thousands)
(Unaudited)

	Three months ended March 31, 2015
	2016	2015
Statements of Comprehensive Loss:
Net loss	$(6,925)	$(12,764)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three months ended March 31, 2016 and 2015	166	56
Interest rate swap, net of tax of $0 for each of the three months ended March 31, 2016 and 2015, respectively	(484)	(874)
Total other comprehensive loss, net of tax	(318)	(818)
Total comprehensive loss	$(7,243)	$(13,582)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,925)	$(12,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,185	11,674
Impairment of fixed assets	—	1,137
Amortization of debt discount	301	320
Amortization of debt issuance costs	182	196
Amortization of building financing costs	—	32
Non-cash rental income, net of non-cash rental expense	(978)	(621)
Share-based compensation expense	648	837
Net change in deferred taxes	—	69
Net change in certain operating assets and liabilities	10,866	25,469
Decrease in deferred membership costs	544	476
Landlord contributions to tenant improvements	150	148
Increase (decrease) in insurance reserves	215	(1,848)
Other	(96)	352
Total adjustments	23,017	38,241
Net cash provided by operating activities	16,092	25,477
Cash flows from investing activities:
Capital expenditures	(3,813)	(6,383)
Change in restricted cash	—	(1,100)
Net cash used in investing activities	(3,813)	(7,483)
Cash flows from financing activities:
Proceeds from building financing arrangement	—	500
Principal payments on 2013 Term Loan Facility	(703)	(778)
Debt issuance costs	—	(350)
Cash dividends paid	(11)	(76)
Proceeds from stock option exercises	36	16
Net cash used in financing activities	(678)	(688)
Effect of exchange rate changes on cash	(61)	64
Net increase in cash and cash equivalents	11,540	17,370
Cash and cash equivalents beginning of period	76,217	93,452
Cash and cash equivalents end of period	$87,757	$110,822
Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$497	$(550)
(Increase) decrease in inventory	(32)	266
Decrease in prepaid expenses and other current assets	667	1,337
Increase in accounts payable, accrued expenses and accrued interest	2,636	10,738
Change in prepaid corporate income taxes and corporate income taxes payable	2,843	110
Increase in deferred revenue	4,255	13,568
Net change in certain working capital components	$10,866	$25,469
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$3,623	$4,276
Cash payments for income taxes	$24	$46
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of March 31, 2016, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 151 fitness clubs (“clubs”) and three BFX Studio (“studio”) locations. The clubs are composed of 104 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 27 clubs in the Boston market under the “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of March 31, 2016. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and the clubs the Company owned in Switzerland, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment. Beginning in the first quarter of 2016, the Company's chief operating decision makers do not review studio financial information separately for purposes of making operating decisions and assessing financial performance. Accordingly, the Company manages and reports results through one reportable segment. Previously, the Company managed and reported results through two reportable segments: clubs and studio.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2015 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016.
The Company has been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. New members have been joining at lower monthly rates and cancellations of members paying higher rates, primarily from the conversion to the lower pricing model, will continue to negatively impact the Company's results and liquidity if these trends are not reversed. In response to this, the Company initiated cost savings initiatives in 2015 that have continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on its profitability and cash flow from operations.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value. On March 30, 2016, TSI Holdings executed a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. Accordingly, such amount was included in current portion of long-term debt as of March 31, 2016. This transaction was settled on April 21, 2016. On April 27, 2016, TSI Holdings executed a transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value; this transaction is expected to settle in May 2016. Both 2016 transactions will create taxable cancellation of debt income in the second quarter of 2016. All of the above purchased debt has been or will be, upon settlement, transferred to Town Sports International, LLC and cancelled.
The Company’s ability to fund operations and capital expenditures is dependent upon its ability to generate sufficient cash from operations coupled with cash on hand. The Company believes it has sufficient liquidity from a combination of cash on hand and cash to be generated from operations to fund anticipated capital expenditures and currently scheduled debt service. As further described in Note 3 - Long-Term Debt, the Company maintains a senior credit facility with its lenders which contains a term loan facility and a revolving loan facility. The terms of the senior credit facility include a financial covenant under which the Company is currently not able to utilize more than 25%, or $11,250, of the revolving loan facility. The Company will continue not to be able to utilize more than 25% of the revolving loan facility until it has a total leverage ratio, as defined, of no greater than 4.50:1.00. The revolving loan facility is scheduled to mature in November 2018.

The Company may consider additional actions within its control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. The Company may also consider additional strategic alternatives including opportunities to reduce TSI LLC’s existing debt and further cost savings initiatives, among other possibilities. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
Change in Estimated Average Membership Life
The average membership life was 25 months for the three months ended March 31, 2016 and 22 months for the full year of 2015. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Joining fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months.
If the estimated average membership life had remained at 22 months for the three months ended March 31, 2016, the impact would have been an increase in revenue of approximately $681 and a decrease in net loss of approximately $387.
2.    Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (topic 842)”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this standard is permitted. The Company is evaluating the impact of this standard on its financial statements.
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has prospectively adopted this amended guidance for the fiscal year beginning January 1, 2016. Prior periods were not retrospectively adjusted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements as it only pertains to a change in the balance sheet presentation of deferred taxes.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarifies that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015. The Company has retrospectively adopted this guidance for the fiscal year beginning January 1, 2016 and accordingly has reclassified $2,141 and $2,259 of deferred financing costs from other assets to long-term debt on its consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively. The adoption of this amended guidance did not impact our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 35-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. The Company adopted the updated guidance for the fiscal year beginning January 1, 2016 with no impact on the Company’s financial statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This guidance eliminates the concept of extraordinary items from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or infrequent in occurrence. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted the updated guidance for the fiscal year beginning January 1, 2016 with no impact on the Company’s financial statements.
In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging” (Topic 815): “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the nature of the host contract in a hybrid instrument is in the form of debt or equity”. This standard requires management to consider the stated and implied substantive terms and features of the hybrid financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2016 with no impact on the Company’s financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to evaluate, at each annual and interim reporting period, the Company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This guidance is effective for annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
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
3.    Long-Term Debt

	March 31, 2016	December 31, 2015
2013 Term Loan Facility outstanding principal balance	$274,714	$275,417
Less: Unamortized discount	(6,117)	(6,418)
Less: Deferred financing costs	(2,141)	(2,259)
Less: Current portion due within one year	(11,537)	(2,810)
Long-term portion	$254,919	$263,930

2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility (“2011 Term Loan Facility”) originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013. Loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2016, TSI LLC has made a total of $20,457 in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled in accordance with the terms of the Credit Agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value, which resulted in a gain on extinguishment of debt of $17,911, including the write-off of related deferred financing costs and debt discount of $249 and $707, respectively. On March 30, 2016, TSI Holdings executed a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. Accordingly, such amount was included in current portion of long-term debt as of March 31, 2016. This transaction was settled on April 21, 2016. On April 27, 2016, TSI Holdings executed a transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value; this transaction is expected to settle in May 2016. Both 2016 transactions will create taxable cancellation of debt income in the second quarter of 2016. All of the above purchased debt has been or will be, upon settlement, transferred to Town Sports International, LLC and cancelled. Refer to Note 14 - Subsequent Events for further details.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of March 31, 2016 as the Company’s only utilization of the 2013 Revolving Loan Facility as of March 31, 2016 was $2,851 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of March 31, 2016 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, described in Note 5 - Sale of Building, the Company received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. To the extent the proceeds of the sale of the East 86th Street property are not reinvested within 30 months of the date of sale, the Company may have been required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. The Company has reinvested all the remaining net proceeds from the sale.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow payment would have been due in April 2016. The excess cash flow calculation performed as of December 31, 2015 did not result in any required payments in April 2016. The next excess cash flow payment would be due in April 2017, if applicable. Based on the Company's unit growth projection and capital expenditures related to club renovations and the building of new locations, together with its operating forecast, the Company does not expect there will be an excess cash flow payment required at that time.
As of March 31, 2016, the 2013 Term Loan Facility has a gross principal balance of $274,714 and a balance of $266,456 net of unamortized debt discount of $6,117 and unamortized debt issuance costs of $2,141. As of March 31, 2016, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of March 31, 2016, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,851. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2016 was $42,149 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $113,663 and $104,658 at March 31, 2016 and December 31, 2015, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 4 - Derivative Financial Instruments.

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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the $325,000 total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2016 and 2015.
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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of March 31, 2016	$2,526	$—	$2,526	$—
Interest rate swap liability as of December 31, 2015	$2,042	$—	$2,042	$—

The swap contract liability of $2,526 and $2,042 are recorded as a component of other liabilities as of March 31, 2016 and December 31, 2015, respectively, with the offset to accumulated other comprehensive income ($1,427 and $1,154, net of taxes, as of March 31, 2016 and December 31, 2015, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2016 and 2015 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at March 31, 2016 will be reclassified into earnings within the next 12 months.
5.    Sale of Building
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club (“Initial Lease”) and had agreed to vacate the property in connection with the purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, the Company had agreed to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. In March 2015, the Company received the remaining proceeds held in escrow of $500, which was included in the Company's cash flow statement for the three months ended March 31, 2015 as a financing cash inflow.
On December 23, 2015, the Company terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3,500 in connection with the termination. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, the Company recorded a $77,146 gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in the consolidated statements of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of March 31, 2016, $76,661 of the cash balance of $87,757 was held at two financial institutions. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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
For the three months ended March 31, 2016 and 2015, there was no effect of dilutive stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods. As a result, the Company reported basic and diluted loss per share of $0.28 and $0.52 for the three months ended March 31, 2016 and 2015, respectively. There would have been 1,132,268 and 342,344 anti-dilutive shares had the Company not been in a net loss position for the three months ended March 31, 2016 and 2015, respectively.

8.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”) in April 2015, authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. The Company has approved an amendment to the 2006 Plan, subject to the receipt of shareholder approval at the Company's upcoming annual meeting, to increase the number of shares available for issuance thereunder from 3,500,000 to 4,500,000. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of March 31, 2016, there were 50,732 shares available to be issued under the 2006 Plan. At March 31, 2016, the Company had 766,906 stock options outstanding and 701,870 shares of restricted stock outstanding under the 2006 Plan.
In 2015, the Company granted its Chief Operating Officer non-qualified options (“Non-Plan Options”) and restricted stock (“Non-Plan RSA”) outside of any shareholder-approved plan as an inducement to accept employment with the Company. At March 31, 2016, the Company had 450,000 Non-Plan Options outstanding and 300,000 Non-Plan RSA outstanding.
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
Stock Option Awards
The Company did not grant any stock options during the three months ended March 31, 2016.
Total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $68 for the three months ended March 31, 2016. For the three months ended March 31, 2015, total compensation expense related to stock options was not material.
As of March 31, 2016, a total of $605 in unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Awards
On March 10, 2016, the Company issued 559,000 shares of restricted stock to employees under the 2006 Plan. The fair value for these awards was $2.06 per share, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $334 and $392 three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, a total of $2,240 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.7 years.
Stock Grants
On February 3, 2016, the Company issued 206,750 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The fair value of the shares issued was $1.19 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $246 for each of the three months ended March 31, 2016 and 2015.

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
In the three months ended March 31, 2016, the Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets and as such no impairment was recorded. In the three months ended March 31, 2015, the Company recorded impairment charges of $1,137 related to five underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
10.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of March 31, 2016, only the SSC region has a remaining goodwill balance.
The Company’s annual goodwill impairment test is performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.
The Company’s current year annual goodwill impairment test as of February 29, 2016 was performed using the two-step goodwill impairment analysis. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the estimated fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform Step 2 of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the estimated fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recognized equal to the difference. The February 29, 2016 annual impairment test supported the goodwill balance and as such no impairment of goodwill was required.
For the February 29, 2016 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the SSC reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 29, 2016. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 29, 2016 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair value of SSC was greater than book value by over 50% as of February 29, 2016.

Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast. As of February 29, 2016, the Company used a terminal growth rate of 2%.
The Company's next annual impairment test will be performed as of February 28, 2017 or earlier, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.
The changes in the carrying amount of goodwill from December 31, 2015 through March 31, 2016 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(150)	—	(150)
Less: accumulated impairment of goodwill	(31,549)	(15,775)		(3,982)	(51,306)
Balance as of December 31, 2015	—	—	1,025	—	1,025
Changes due to foreign currency exchange rate fluctuations	—	—	54	—	54
Less: impairment of goodwill	—	—	—	—	—
Balance as of March 31, 2016	$—	$—	$1,079	$—	$1,079
Amortization expense was $9 and $123 for the three months ended March 31, 2016 and 2015, respectively. Intangible assets are as follows:

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Management contracts	250	(121)	129
Trade names	40	(7)	33
	$290	$(128)	$162

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(112)	138
Trade names	40	(7)	33
	$11,634	$(11,463)	$171
11.    Income Taxes
For the three months ended March 31, 2016, the Company recorded an income tax benefit of $817 inclusive of valuation allowance compared with an income tax provision of $264 for the three months ended March 31, 2015, reflecting an effective income tax rate of 11% for the three months ended March 31, 2016 and (2)% for the three months ended March 31, 2015. For the three months ended March 31, 2016, the Company calculated its income tax benefit using the estimated annual effective tax rate methodology and for the three months ended March 31, 2015, the Company determined its income tax provision on a discrete basis since the potential impact of fluctuations in the Company's forecast may have had a significant impact on the estimated annual effective tax rate.
As of both March 31, 2016 and December 31, 2015, the Company had a net deferred tax liability of $61 and state net deferred tax liability of $17. The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of both March 31, 2016 and December 31, 2015.
As of March 31, 2016, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2016 since the income tax returns may no longer be subject to audit in 2016.

The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2012). On January 13, 2016, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $4,119, inclusive of $1,617 of interest. The Company continues to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI will pay its trainers the aggregate sum of $165 in exchange for full releases. The settlement agreement has been executed by the parties, which will become effective upon approval of the court and the class.
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of March 31, 2016.
13.    Other Commitments
During the three months ended March 31, 2016, the Company entered into an agreement with Cyc Fitness Partners, LLC (“Cyc”) to provide up to $5,600 of growth capital to Cyc from time to time over the next five years of which half of the growth capital will be considered a loan. Cyc will use any proceeds provided by the Company for capital to build-out locations within certain TSI clubs as well as other locations. The Company must provide consent to the use of any proceeds prior to funding more than $750 per location. A percentage of net earnings derived from each location funded by the Company will be distributed to the Company. There has been no funding to Cyc as of March 31, 2016.

14.    Subsequent Events
On March 30, 2016, TSI Holdings executed a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. Accordingly, such amount was included in current portion of long-term debt as of March 31, 2016. This transaction was settled on April 21, 2016 and such debt was transferred to TSI, LLC and cancelled at that time. On April 27, 2016, TSI Holdings executed a transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value; this transaction is expected to settle in May 2016. Upon settlement, the debt will be transferred to TSI, LLC and cancelled. The above transactions will create taxable cancellation of debt income in the second quarter of 2016.
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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2016, the Company, through its subsidiaries, operated 151 fitness clubs (“clubs”) and three BFX Studio (“studio”) locations. Our clubs collectively served approximately 553,000 members as of March 31, 2016. We owned and operated a total of 104 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of March 31, 2016, including 36 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 27 clubs in the Boston region under our “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of March 31, 2016. In addition, we owned and operated three clubs in Switzerland as of March 31, 2016. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of March 31, 2016. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 75.5% of our total revenue for the three months ended March 31, 2016. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the three months ended March 31, 2016, we generated 17.7% of our revenue from personal training and 5.3% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.5% of our total revenue for the three months ended March 31, 2016) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended March 31, 2016 and 2015, our monthly average attrition rate was 3.5% and 3.7%, respectively.
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
As of March 31, 2016, 150 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington D.C. that is not part of the WSC with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and nine managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2015, the full-year 2015, and the first quarter of 2016.

	2015					2016
	Q1	Q2	Q3	Q4	Full Year	Q1
Wholly owned clubs operated at beginning of period	156	156	152	151	156	151
New clubs opened	1	—	—	—	1	—
Clubs closed	(1)	(4)	(1)	—	(6)	(1)
Wholly owned clubs operated at end of period	156	152	151	151	151	150
Partly-owned clubs operated at end of period(1)	2	2	2	1	1	1
Total clubs operated at end of period (1)(2)(3)	158	154	153	152	152	151

(1)	Excludes one partly-owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and nine managed sites.

(3)	Excludes three BFX Studio locations.

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

	2015				2016
	Q1	Q2	Q3	Q4	Q1
Comparable club revenue	(3.5)%	(5.4)%	(7.1)%	(6.7)%	(7.6)%
The comparable club revenue declines experienced in the first quarter of 2016 and full-year 2015 was primarily due to a decline in membership dues. The effect of new members enrolling at lower monthly dues combined with members cancelling who were paying higher monthly dues was only partially offset by an increase in membership sales volume.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	38.9	42.1
Club operating	47.0	46.0
General and administrative	6.8	7.5
Depreciation and amortization	11.0	10.5
Impairment of fixed assets	—	1.0
	103.7	107.1
Operating loss	(3.7)	(7.1)
Interest expense	4.0	4.6
Equity in the earnings of investees and rental income	(0.1)	(0.5)
Loss before (benefit) provision for corporate income taxes	(7.6)	(11.2)
(Benefit) provision for corporate income taxes	(0.8)	0.3
Net loss	(6.8)%	(11.5)%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$74,508	73.5%	$82,467	74.0%	(9.7)%
Initiation and processing fees	2,041	2.0	3,394	3.1	(39.9)
Membership revenue	76,549	75.5	85,861	77.1	(10.8)
Personal training revenue	17,904	17.7	18,321	16.4	(2.3)
Other ancillary club revenue (1)	5,353	5.3	5,706	5.1	(6.2)
Ancillary club revenue	23,257	23.0	24,027	21.5	(3.2)
Fees and other revenue (2)	1,539	1.5	1,536	1.4	0.2
Total revenue	$101,345	100.0%	$111,424	100.0%	(9.0)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
Revenue decreased $10.1 million, or 9.0% in the three months ended March 31, 2016 compared to the same prior-year period, as a result of lower membership revenue and ancillary club revenue. Revenue decreased approximately $7.9 million at our mature clubs and $2.9 million at clubs that closed subsequent to March 31, 2014. These decreases were partially offset by a $706,000 increase in revenue from our clubs that were opened or acquired subsequent to March 31, 2014.
Membership dues revenue decreased $8.0 million, or 9.7%, in the three months ended March 31, 2016 compared to the same prior-year period. The effect of new members enrolling at lower monthly dues combined with members cancelling who were paying higher monthly dues was only partially offset by an increase in membership sales volume. The decline was also partially offset by an increase in annual fees recognized of $3.8 million.
Initiation and processing fees revenue decreased $1.4 million, or 39.9%, in the three months ended March 31, 2016 compared to the same prior-year period, primarily reflecting a reduction in new memberships as well as a decrease in initiation fees collected in the latter half of 2015 and the first quarter of 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. When the high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 and the first quarter of 2015 are no longer part of the calculation, we expect this revenue to decrease further. Additionally, in the three months ended March 31, 2016, the estimated average membership life was increased to 25 months from 22 months which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue decreased $417,000, or 2.3%, in the three months ended March 31, 2016 compared to the same prior-year period, primarily due to club closures in 2015.
Other ancillary club revenue decreased $353,000, or 6.2% in the three months ended March 31, 2016 compared to the same prior-year period primarily driven by decreased revenue from our Sports Clubs for Kids programs and decreased revenue from guest fees, partially offset by increased revenue from our studio classes.
Comparable club revenue decreased 7.6% in the in the three months ended March 31, 2016 as compared to the same prior-year period. The price of our membership dues and fees decreased which was partially offset by an increase in memberships at our comparable clubs.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2016	2015	% Variance
Payroll and related	$39,386	$46,860	(15.9)%
Club operating	47,630	51,285	(7.1)
General and administrative	6,866	8,409	(18.3)
Depreciation and amortization	11,185	11,674	(4.2)
Impairment of fixed assets	—	1,137	(100.0)
Total operating expenses	$105,067	$119,365	(12.0)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $7.5 million, or 15.9%, in the three months ended March 31, 2016 compared to the same prior-year period. In the three months ended March 31, 2015, payroll expenses included a $1.3 million separation accrual related to our former Executive Chairman. The decline in payroll expenses also reflected decreased overhead expenses and club expenses associated with headcount reductions and other cost savings initiatives which began in September 2015.
Club operating. Club operating expenses decreased $3.7 million, or 7.1%, in the three months ended March 31, 2016 compared to the same prior-year period. This decrease was principally attributable to the following:

•	Marketing expenses decreased $1.9 million mainly due to the increased advertising spend in the first quarter last year associated with the roll-out of the lower pricing model.

•	Repair and maintenance expenses decreased $916,000 primarily reflecting a decrease in snow removal due to the mild winter and other cost-savings initiatives.

•	Utilities expenses decreased $654,000 mainly due to lower electric rates and lower gas prices. Gas prices were positively impacted by the mild weather experienced in our markets.

•
The above decreases were offset by an increase in rent and occupancy expenses of $238,000 in the three months ended March 31, 2016 compared to the same prior-year period principally due to the following:

◦	Mature clubs increased $494,000 resulting from rent escalations.
◦Expenses associated with newly opened and future locations increased $407,000.

◦	Offsetting the above increases were a decline of $54,000 in lease termination penalties and savings of $609,000 for closed clubs.
General and administrative. General and administrative expenses decreased $1.5 million, or 18.3%, in the three months ended March 31, 2016 compared to the same period last year, primarily reflecting our cost savings initiatives of $1.5 million. In addition, in the three months ended March 31, 2015, there were expenses of $200,000 associated with stock awards granted to the new members of the Board of Directors and $385,000 associated with the changes to our Board of Directors and other related expenses. These decreases were partially offset by current year increased general liability insurance expenses of $508,000 associated with an increase in reserves for claims related to prior periods.
Depreciation and amortization. In the three months ended March 31, 2016 compared to the same period last year, depreciation and amortization expense decreased $489,000, or 4.2%, principally due to a decline in our depreciable fixed assets base.
Impairment of fixed assets. We did not have fixed asset impairment charges in the three months ended March 31, 2016. In the three months ended March 31, 2015, we recorded impairment charges of $1.1 million related to five underperforming clubs.
Interest expense
Interest expense decreased $1.1 million, or 21.1%, in the three months ended March 31, 2016 compared to the same period last year, primarily reflecting the absence of the first quarter 2015 non-cash rental payments related to our former tenant at the East 86th Street property, as well as a decrease in interest expense due to principal payments made on and purchases of debt outstanding under our 2013 Term Loan Facility.

(Benefit) Provision for Corporate Income Taxes
We recorded an income tax benefit inclusive of valuation allowance of $817,000 and an income tax provision inclusive of valuation allowance of $264,000 for the three months ended March 31, 2016 and 2015, respectively, reflecting an effective income tax rate of 11% for the three months ended March 31, 2016 and (2)% for the three months ended March 31, 2015. For the three months ended March 31, 2016, we calculated our income tax benefit using the estimated annual effective tax rate methodology and for the three months ended March 31, 2015, we determined our income tax provision on a discrete basis since the potential impact of fluctuations in our forecast may have had a significant impact on the estimated annual effective tax rate.
Liquidity and Capital Resources
We have been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which we compete. New members joining at lower monthly rates and cancellations of members paying higher rates, primarily from the conversion to the lower pricing model, will continue to negatively impact our results and liquidity if these trends are not reversed. In response to this, we initiated cost savings initiatives in 2015 that have continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on our profitability and cash flow from operations.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value. On March 30, 2016, TSI Holdings executed a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. Accordingly, such amount was included in current portion of long-term debt as of March 31, 2016. This transaction was settled on April 21, 2016. On April 27, 2016, TSI Holdings executed a transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value; this transaction is expected to settle in May 2016. Both 2016 transactions will create taxable cancellation of debt income in the second quarter of 2016. All of the above purchased debt has been or will be, upon settlement, transferred to Town Sports International, LLC and cancelled.
Our ability to fund operations and capital expenditures is dependent upon our ability to generate sufficient cash from operations coupled with cash on hand. We believe we have sufficient liquidity from a combination of cash on hand and cash to be generated from operations to fund anticipated capital expenditures and currently scheduled debt service. As further described below, we maintain a senior credit facility with our lenders which contains a term loan facility and a revolving loan facility. The terms of the senior credit facility include a financial covenant under which we are currently not able to utilize more than 25%, or $11.3 million, of the revolving loan facility. We will continue not to be able to utilize more than 25% of the revolving loan facility until we have a total leverage ratio, as defined, of no greater than 4.50:1.00. The revolving loan facility is scheduled to mature in November 2018.
We may consider additional actions within our control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives including opportunities to reduce TSI LLC’s existing debt and further cost savings initiatives, among other possibilities. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of March 31, 2016, we had $87.8 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of March 31, 2016, $76.7 million was held at two financial institutions. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2016 decreased $9.4 million compared to the same period last year primarily due to the following.

•	Cash collected for membership dues decreased $10.6 million in the first quarter of 2016.

•
Cash collected for member enrollment, including the initial annual fee paid upon joining, decreased $5.6 million related to the decrease in memberships sold, and recurring annual and rate lock fees collected decreased $3.0 million.

•	Cash collected for personal training memberships decreased $757,000.

•
These decreases were partially offset by a decrease in payroll payments of $5.7 million due to our cost savings initiatives, and decrease in marketing payments of $1.7 million. We also received an income tax refund of $3.7 million in the first quarter of 2016.

Investing Activities. Net cash used in investing activities decreased $3.7 million in the three months ended March 31, 2016 compared to the same prior-year period. The decrease was primarily due to the decreased activity in building new locations and upgrading existing clubs, as well as the absence of the first quarter 2015 executive separation obligation of $1.1 million related to our former Executive Chairman. Investing activities in the three months ended March 31, 2016 and 2015 both included capital expenditures related to expanding and remodeling existing clubs, and the purchase of new fitness equipment.
Financing Activities. Net cash used in financing activities decreased $10,000 in the three months ended March 31, 2016 compared to the same prior-year period. In the three months ended March 31, 2016 and 2015, we made principal payments on the 2013 Term Loan Facility of $703,000 and $778,000, respectively.
As of March 31, 2016, our total principal amount of debt outstanding was $274.7 million. This substantial amount of debt could have significant consequences, including:

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
We believe that we have, or will be able to obtain or generate, sufficient funds to finance our current operating and growth plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5.1 million and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility (“2011 Term Loan Facility”) originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013. Loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding initial term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2016, we have made a total of $20.5 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled in accordance with the terms of the Credit Agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively. On March 30, 2016, TSI Holdings executed a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. Accordingly, such amount was included in current portion of long-term debt as of March 31, 2016. This transaction was settled on April 21, 2016. On April 27, 2016, TSI Holdings executed a transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value; this transaction is expected to settle in May 2016. Both 2016 transactions will create taxable cancellation of debt income in the second quarter of 2016. All of the above purchased debt has been or will be, upon settlement, transferred to Town Sports International, LLC and cancelled. Refer to Note 14 - Subsequent Events to our condensed consolidated financial statements for further details.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of March 31, 2016 as our only utilization of the 2013 Revolving Loan Facility as of March 31, 2016 was $2.9 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of March 31, 2016 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, described in

Note 5 - Sale of Building to our condensed consolidated financial statements, we received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, we made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. To the extent the proceeds of the sale of the East 86th Street property are not reinvested within 30 months of the date of sale, we may have been required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. We have reinvested all the remaining net proceeds from the sale.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow payment would have been due in April 2016. The excess cash flow calculation performed as of December 31, 2015 did not result in any required payments in April 2016. The next excess cash flow payment would be due in April 2017, if applicable. Based on our unit growth projection and capital expenditures related to club renovations and the building of new locations, together with our operating forecast, we do not expect there will be an excess cash flow payment required at that time.
As of March 31, 2016, the 2013 Term Loan Facility has a gross principal balance of $274.7 million and a balance of $266.5 million, net of unamortized debt discount of $6.1 million and unamortized debt issuance costs of $2.1 million. As of March 31, 2016, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of March 31, 2016, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2016 was $42.1 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million.
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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the $325.0 million total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2016 and 2015.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Contractual Obligations
As of March 31, 2016, our contractual obligations listed in the table below and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)(5)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$274,714	$11,537	$5,621	$257,556	$—
Interest payments on long-term debt (2)	57,921	13,548	25,394	18,979	—
Operating lease obligations (3)	606,955	89,786	163,274	137,282	216,613
Total contractual obligations	$939,590	$114,871	$194,289	$413,817	$216,613
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2015 and no payments are currently required in 2016 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of March 31, 2016.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

(4)	The table above does not reflect payments related to planned club closures.

(5)
The table above does not reflect potential commitments in connection with our agreement with Cyc Fitness Partners, LLC. Refer to Note 13 - Other Commitments to our condensed consolidated financial statements.

The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
Working Capital
We had working capital of $19.8 million and $27.9 million at March 31, 2016 and December 31, 2015, respectively. Major components of our working capital on the current assets side are cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. As of March 31, 2016, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, accrued expenses (including, among others, accrued construction in progress and equipment, payroll and occupancy costs), and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $44.3 million and $40.2 million at March 31, 2016 and December 31, 2015, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. These costs are recorded as a long-term asset and as such do not affect working capital. We believe our cash and cash equivalents and our 2013 Revolving Loan Facility, which had $11.3 million of remaining availability at March 31, 2016 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements.
Use of Estimates and Critical Accounting Policies
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. As of March 31, 2016, the average membership life was 25 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
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
In the three months ended March 31, 2016, the Company determined that there were no triggering events indicting that related carrying amounts may not be recoverable from undiscounted cash flows and as such no impairment charge was recorded. In the three months ended March 31, 2015, the Company recorded impairment charges of $1.1 million related to five underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. We believe our forecasts are stable, but we will continue to monitor the performance of the clubs on a quarterly basis. If we under-perform against forecasts, we may record impairment charges in future quarters.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of March 31, 2016, only the SSC region has a remaining goodwill balance.
As of February 29, 2016, we performed our annual impairment test of goodwill, and this annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required.
For the February 29, 2016 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the SSC reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 29, 2016. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 29, 2016 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result. The estimated fair value of SSC was greater than book value by over 50% as of February 29, 2016.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast. As of February 29, 2016, the Company used a terminal growth rate of 2%.
The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue, market growth, operating cash flows and discount rates, and future market conditions, among others. We will complete interim evaluations of the goodwill by reporting unit if a triggering event exists.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of March 31, 2016, we had $274.7 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2016, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $950,000.
For additional information concerning the terms of our 2013 Term Loan Facility, see Note 3 — Long-Term Debt to the condensed consolidated financial statements.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Executive Chairman and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Executive Chairman and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI will pay its trainers the aggregate sum of $165,000 in exchange for full releases. The settlement agreement has been executed by the parties, which will become effective upon approval of the court and the class.
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
ITEM 1A.    Risk Factors
There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
On April 27, 2016, TSI Holdings executed a transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value; this transaction is expected to settle in May 2016. This transaction will create taxable cancellation of debt income and result in fees in the second quarter of 2016. The purchased debt will be, upon settlement, transferred to Town Sports International, LLC and cancelled. Refer to Note 14 - Subsequent Events for further details.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	May 3, 2016

		By:	/s/ Carolyn Spatafora
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

4.1
Rights Agreement, dated as of December 31, 2014, between Registrant and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated January 2, 2015).

10.1	Amendment to Amended and Restated Executive Severance Agreement, dated as of March 31, 2016, between Town Sports International Holdings, Inc. and Carolyn Spatafora.

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