Form 10-Q
period 2016-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2016-07-28
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2016, there were 25,748,547 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended June 30, 2016

2

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2016 and December 31, 2015
(All figures in thousands except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$58,929	$76,217
Accounts receivable (less allowance for doubtful accounts of $2,518 and $3,133 as of June 30, 2016 and December 31, 2015, respectively)	1,370	1,923
Inventory	244	337
Deferred tax assets	—	1,549
Prepaid corporate income taxes	—	6,895
Prepaid expenses and other current assets	8,655	13,170
Total current assets	69,198	100,091
Fixed assets, net	182,196	195,341
Goodwill	1,053	1,025
Intangible assets, net	153	171
Deferred tax assets	—	219
Deferred membership costs	1,850	3,029
Other assets	2,694	3,225
Total assets	$257,144	$303,101
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,082	$2,810
Accounts payable	2,761	2,615
Accrued expenses	26,155	26,129
Accrued interest	116	129
Deferred revenue	41,818	40,225
Corporate income taxes payable	8,779	—
Deferred tax liabilities	—	236
Total current liabilities	81,711	72,144
Long-term debt	195,153	263,930
Deferred lease liabilities	51,119	51,136
Deferred tax liabilities	61	1,593
Deferred revenue	357	319
Other liabilities	10,101	10,224
Total liabilities	338,502	399,346
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both June 30, 2016 and December 31, 2015
Common stock, $0.001 par value; issued and outstanding 25,749,047 and 24,818,786 shares at June 30, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	(6,953)	(8,386)
Accumulated other comprehensive loss	(928)	(523)
Accumulated deficit	(73,501)	(87,360)
Total stockholders’ deficit	(81,358)	(96,245)
Total liabilities and stockholders’ deficit	$257,144	$303,101
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2016 and 2015
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Club operations	$99,406	$106,741	$199,212	$216,629
Fees and other	1,529	1,555	3,068	3,091
	100,935	108,296	202,280	219,720
Operating Expenses:
Payroll and related	38,173	46,137	77,559	92,997
Club operating	46,783	50,821	94,413	102,106
General and administrative	6,544	8,039	13,410	16,448
Depreciation and amortization	10,897	12,178	22,082	23,852
Impairment of fixed assets	—	1,014	—	2,151
Impairment of goodwill	—	31,558	—	31,558
	102,397	149,747	207,464	269,112
Operating loss	(1,462)	(41,451)	(5,184)	(49,392)
Gain on extinguishment of debt	(38,497)	—	(38,497)	—
Interest expense	3,492	5,188	7,569	10,358
Equity in the earnings of investees and rental income	(89)	(579)	(146)	(1,190)
Income (loss) before provision (benefit) for corporate income taxes	33,632	(46,060)	25,890	(58,560)
Provision (benefit) for corporate income taxes	12,899	(14,992)	12,082	(14,728)
Net income (loss)	$20,733	$(31,068)	$13,808	$(43,832)
Earnings (loss) per share:
Basic	$0.81	$(1.26)	$0.54	$(1.79)
Diluted	$0.79	$(1.26)	$0.54	$(1.79)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	25,638,070	24,590,759	25,355,393	24,503,624
Diluted	26,165,827	24,590,759	25,735,612	24,503,624
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(All figures in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statements of Comprehensive Income (Loss):
Net income (loss)	$20,733	$(31,068)	$13,808	$(43,832)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for each of the three and six months ended June 30, 2016 and 2015	(135)	138	31	194
Interest rate swap, net of tax of $0 for each of the three and six months ended June 30, 2016 and 2015	48	158	(436)	(716)
Total other comprehensive (loss) income, net of tax	(87)	296	(405)	(522)
Total comprehensive income (loss)	$20,646	$(30,772)	$13,403	$(44,354)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(All figures in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$13,808	$(43,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,082	23,852
Impairment of fixed assets	—	2,151
Impairment of goodwill	—	31,558
Gain on extinguishment of debt	(38,497)	—
Amortization of debt discount	549	645
Amortization of debt issuance costs	342	393
Amortization of building financing costs	—	63
Non-cash rental income, net of non-cash rental expense	(2,336)	(1,659)
Share-based compensation expense	1,115	973
Net change in deferred taxes	—	(11,513)
Net change in certain operating assets and liabilities	22,600	20,337
Decrease in deferred membership costs	1,179	589
Landlord contributions to tenant improvements	2,080	296
Increase in insurance reserves	779	115
Other	(138)	340
Total adjustments	9,755	68,140
Net cash provided by operating activities	23,563	24,308
Cash flows from investing activities:
Capital expenditures	(9,952)	(16,793)
Change in restricted cash	—	(1,100)
Net cash used in investing activities	(9,952)	(17,893)
Cash flows from financing activities:
Proceeds from building financing arrangement	—	500
Principal payments on 2013 Term Loan Facility	(1,224)	(1,557)
Repurchase of 2013 Term Loan Facility	(29,765)	—
Debt issuance costs	—	(350)
Cash dividends paid	(17)	(82)
Redemption paid pursuant to the Rights Plan	—	(246)
Proceeds from stock option exercises	318	40
Net cash used in financing activities	(30,688)	(1,695)
Effect of exchange rate changes on cash	(211)	187
Net (decrease) increase in cash and cash equivalents	(17,288)	4,907
Cash and cash equivalents beginning of period	76,217	93,452
Cash and cash equivalents end of period	$58,929	$98,359
Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$657	$125
Decrease in inventory	93	254
Decrease in prepaid expenses and other current assets	4,836	2,662
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(332)	9,726
Change in prepaid corporate income taxes and corporate income taxes payable	15,715	(3,341)
Increase in deferred revenue	1,631	10,911
Net change in certain working capital components	$22,600	$20,337
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$6,693	$8,565
Cash payments for income taxes	$52	$64
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of June 30, 2016, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 149 fitness clubs (“clubs”) and two BFX Studio (“studio”) locations. The clubs are composed of 102 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 27 clubs in the Boston market under the “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of June 30, 2016.
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
Certain reclassifications were made to the reported amounts on the condensed consolidated balance sheet as of December 31, 2015 to conform to the presentation as of June 30, 2016.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2015 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016.
The Company has been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. New members have been joining at lower monthly rates and cancellations of members paying higher rates will continue to negatively impact the Company's results and liquidity if these trends are not reversed. In response to this, the Company initiated cost savings initiatives in 2015 that continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on its profitability and cash flow from operations.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value. The April and May transactions created gain on extinguishment of debt in the six months ended June 30, 2016 with a tax effect of $13,451. When this was netted with our operating loss, it resulted in a tax provision for the six months ended June 30, 2016 of $12,082. All of the above purchased debt was transferred to Town Sports International, LLC and cancelled.

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
The Company continues to focus on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. The Company may also consider additional strategic alternatives including opportunities to reduce TSI LLC's existing debt and further cost savings initiatives, among other possibilities, if any. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
Change in Estimated Average Membership Life
The average membership life was 25 months for the three and six months ended June 30, 2016 and 22 months for the full year of 2015. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
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
2.    Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. Under this standard, all excess tax benefits and tax deficiencies will be recorded as an income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. Excess tax benefits will be classified as an operating activity in the statement of cash flows. The standard also allows an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. In addition, entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of this standard on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (topic 842)”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this standard is permitted. The Company is evaluating the impact of this standard on its financial statements.
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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarifies that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015. The Company has retrospectively adopted this guidance for the fiscal year beginning January 1, 2016 and accordingly reclassified $2,141 and $2,259 of deferred financing costs from other assets to long-term debt on its consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively. The adoption of this amended guidance did not impact our consolidated financial position, results of operations or cash flows.
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
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This guidance eliminates the concept of extraordinary items from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or infrequent in occurrence. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted the updated guidance for the fiscal year beginning January 1, 2016 with no impact on the Company’s financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 for all entities by one year, to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is evaluating the impact of this standard on its financial statements.
3.    Long-Term Debt

	June 30, 2016	December 31, 2015
2013 Term Loan Facility outstanding principal balance	$203,042	$275,417
Less: Unamortized discount	(4,308)	(6,418)
Less: Deferred financing costs	(1,499)	(2,259)
Less: Current portion due within one year	(2,082)	(2,810)
Long-term portion	$195,153	$263,930
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2016, TSI LLC has made a total of $20,977 in principal payments on the 2013 Term Loan Facility.

On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled in accordance with the terms of the Credit Agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2016, TSI Holdings had a cash balance of approximately $500.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value, which resulted in a gain on extinguishment of debt of $17,911, including the write-off of related deferred financing costs and debt discount of $249 and $707, respectively. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value. The April and May transactions created gain on extinguishment of debt in the six months ended June 30, 2016 of $38,497 with a tax effect of $13,451. When this was netted with our operating loss, it resulted in a tax provision for the six months ended June 30, 2016 of $12,082. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545 and $1,561, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to Town Sports International, LLC and cancelled.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of June 30, 2016 as the Company’s only utilization of the 2013 Revolving Loan Facility as of June 30, 2016 was $2,851 of issued and outstanding letters of credit thereunder, because the Company’s total leverage ratio as of June 30, 2016 was in excess of 4.50:1.00, the Company is currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. The Company will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until it has a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, described in Note 5 - Sale of Building, the Company received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. To the extent the proceeds of the sale of the East 86th Street property were not reinvested within 30 months of the date of sale, the Company may have been required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. The Company has reinvested all the remaining net proceeds from the sale.

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
As of June 30, 2016, the 2013 Term Loan Facility has a gross principal balance of $203,042 and a balance of $197,235 net of unamortized debt discount of $4,308 and unamortized debt issuance costs of $1,499. As of June 30, 2016, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of June 30, 2016, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,851. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2016 was $42,149 and the available unutilized portion, based on the Company’s total leverage ratio exceeding 4.50:1.00, was $11,250, in accordance with terms of credit agreement.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $135,277 and $104,658 at June 30, 2016 and December 31, 2015, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2016 and 2015, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2016 and 2015.
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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of June 30, 2016	$2,478	$—	$2,478	$—
Interest rate swap liability as of December 31, 2015	$2,042	$—	$2,042	$—
The swap contract liability of $2,478 and $2,042 are recorded as a component of other liabilities as of June 30, 2016 and December 31, 2015, respectively, with the offset to accumulated other comprehensive income ($1,400 and $1,154, net of taxes, as of June 30, 2016 and December 31, 2015, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2016 and 2015 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at June 30, 2016 will be reclassified into earnings within the next 12 months.

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
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of June 30, 2016, $34,237 of the cash balance of $58,929 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.
7.    Earnings (Loss) Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding — basic	25,638,070	24,590,759	25,355,393	24,503,624
Effect of dilutive share based awards	527,757	—	380,219	—
Weighted average number of common shares outstanding — diluted	26,165,827	24,590,759	25,735,612	24,503,624

Earnings (loss) per share:
Basic	$0.81	$(1.26)	$0.54	$(1.79)
Diluted	$0.79	$(1.26)	$0.54	$(1.79)
For the three and six months ended June 30, 2016, the Company did not include stock options to purchase 120,753 shares and 1,060,544 shares of the Company's common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

For the three and six months ended June 30, 2015, there was no effect of dilutive stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods. There would have been 340,086 and 342,183 anti-dilutive shares had the Company not been in a net loss position for the three and six months ended June 30, 2015, respectively.
8.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”) in April 2015, authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. In May 2016, the Company further amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000. Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of June 30, 2016, there were 1,181,861 shares available to be issued under the 2006 Plan. At June 30, 2016, the Company had 501,207 stock options outstanding and 660,495 shares of restricted stock outstanding under the 2006 Plan.
In 2015, the Company granted its Chief Operating Officer non-qualified options (“Non-Plan Options”) and restricted stock (“Non-Plan RSA”) outside of any shareholder-approved plan as an inducement to accept employment with the Company. At June 30, 2016, the Company had 450,000 Non-Plan Options outstanding and 300,000 Non-Plan RSA outstanding.
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
Stock Option Awards
The Company did not grant any stock options during the three and six months ended June 30, 2016.
Total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $68 and $136 for the three and six months ended June 30, 2016, respectively. There was no compensation expense related to stock options in the three months ended June 30, 2015. In the six months ended June 30, 2015, total compensation expense related to stock options was not material.
As of June 30, 2016, a total of $544 in unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Awards
On March 10, 2016, the Company issued 559,000 shares of restricted stock to employees under the 2006 Plan. The fair value for these awards was $2.06 per share, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within payroll and related on the condensed consolidated statements of operations, related to restricted stock was $399 and $733 for the three and six months ended June 30, 2016, respectively, versus $136 and $528 for the comparable prior-year periods.
As of June 30, 2016, a total of $1,910 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.

Stock Grants
On February 3, 2016, the Company issued 206,750 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer. The fair value of the shares issued was $1.19 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director common stock grants was $246 and $445 for the six months ended June 30, 2016 and 2015, respectively. There was no compensation expense related to Board of Director common stock grants for the three months ended June 30, 2016 and 2015.
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
In the six months ended June 30, 2016, the Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets and as such no impairment was recorded. In the six months ended June 30, 2015, the Company recorded impairment charges of $2,151 related to nine underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
In periods tested, the recoverability of fixed assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, estimated results related to new program launches and maintenance capital expenditures, which were generally estimated at approximately 3% to 5% of total revenues depending upon the conditions and needs of a given club. The fair value of fixed assets evaluated for impairment was determined considering a combination of a market approach and a cost approach.
10.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of June 30, 2016, only the SSC region has a remaining goodwill balance.
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
The changes in the carrying amount of goodwill from December 31, 2015 through June 30, 2016 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(150)	—	(150)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	(3,982)	(51,306)
Balance as of December 31, 2015	—	—	1,025	—	1,025
Changes due to foreign currency exchange rate fluctuations	—	—	28	—	28
Balance as of June 30, 2016	$—	$—	$1,053	$—	$1,053
Amortization expense was $9 and $18 for the three and six months ended June 30, 2016, respectively, versus $79 and $202 for the comparable prior-year periods. Intangible assets are as follows:

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	11,344	(11,344)	—
Management contracts	250	(129)	121
Trade names	40	(8)	32
	$11,634	$(11,481)	$153

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(112)	138
Trade names	40	(7)	33
	$11,634	$(11,463)	$171

11.    Income Taxes
For the six months ended June 30, 2016, the Company recorded an income tax provision of $12,082 inclusive of valuation allowance compared with an income tax benefit of $14,728 for the six months ended June 30, 2015, reflecting an effective income tax rate of 47% for the six months ended June 30, 2016 and 25% for the six months ended June 30, 2015. For the six months ended June 30, 2016, the Company calculated its income tax provision using the estimated annual effective tax rate methodology and for the six months ended June 30, 2015, the Company determined its income tax benefit on a discrete basis since the potential impact of fluctuations in the Company's forecast may have had a significant impact on the estimated annual effective tax rate.
As of both June 30, 2016 and December 31, 2015, the Company had a net deferred tax liability of $61 and state net deferred tax liability of $17. The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of both June 30, 2016 and December 31, 2015.
As of June 30, 2016, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2016 since the income tax returns may no longer be subject to audit in 2016.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2013), and New York City (2006 through 2012). On June 10, 2016, the Company received from the State of New York a notice of deficiency related to tax years 2006-2009 for $4,544, inclusive of $2,042 of interest. The Company disagrees with the proposed assessment and intends to file a Request for Conciliation Conference with the State of New York to appeal the assessment. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
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
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe is seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI, LLC will pay its trainers the aggregate sum of $165 in exchange for full releases. The settlement agreement has been executed by the parties, which will become effective upon approval of the court and the class.
On January 21, 2016, in an action styled Triangle 17 Center, LLC v. Town Sports International Holdings (NJ), LLC, et al. (“TSI Holdings NJ”), a Landlord of one of TSI Holdings NJ’s competitors filed an action against TSI Holdings NJ, its affiliate and subsidiary, claiming that TSI Holdings NJ engaged in sham litigation to prevent the opening of a competitor’s facility in close proximity to TSI Holdings NJ’s location in Ramsey, New Jersey.  This matter recently settled for nominal consideration without any admission of liability on the Company’s part.

In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of June 30, 2016.
13.    Other Commitments
During the three months ended March 31, 2016, the Company entered into an agreement with Cyc Fitness Partners, LLC (“Cyc”) to provide up to $5,600 of growth capital to Cyc from time to time over the next five years of which half of the growth capital will be considered a loan. Cyc will use any proceeds provided by the Company for capital to build-out locations within certain TSI clubs as well as other locations. The Company must provide consent to the use of any proceeds prior to funding more than $750 per location. A percentage of net earnings derived from each location funded by the Company will be applied to interest accrued on the loan, and the remaining amount will be applied to the principal of the loan.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2016, the Company, through its subsidiaries, operated 149 fitness clubs (“clubs”) and two BFX Studio (“studio”) locations. Our clubs collectively served approximately 551,000 members as of June 30, 2016. We owned and operated a total of 102 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City as of June 30, 2016, including 34 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 27 clubs in the Boston region under our “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name as of June 30, 2016. In addition, we owned and operated three clubs in Switzerland as of June 30, 2016. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of June 30, 2016. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 75.9% of our total revenue for the six months ended June 30, 2016. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the six months ended June 30, 2016, we generated 17.6% of our revenue from personal training and 5.0% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.5% of our total revenue for the six months ended June 30, 2016) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended June 30, 2016 and 2015, our monthly average attrition rate was 3.5% and 4.0%, respectively.

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
As of June 30, 2016, 148 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington D.C. that is not part of the WSC with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and eight managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2015, the full-year 2015, and the first and second quarters of 2016.

	2015					2016
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2
Wholly owned clubs operated at beginning of period	156	156	152	151	156	151	150
New clubs opened	1	—	—	—	1	—	—
Clubs closed	(1)	(4)	(1)	—	(6)	(1)	(2)
Wholly owned clubs operated at end of period	156	152	151	151	151	150	148
Partly-owned clubs operated at end of period(1)	2	2	2	1	1	1	1
Total clubs operated at end of period (1)(2)(3)	158	154	153	152	152	151	149

(1)	Excludes one partly-owned club that operates under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and eight managed sites.

(3)	Excludes two BFX Studio locations.
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

	2015				2016
	Q1	Q2	Q3	Q4	Q1	Q2
Comparable club revenue	(3.5)%	(5.4)%	(7.1)%	(6.7)%	(7.6)%	(4.5)%

The comparable club revenue decline experienced in the six months ended June 30, 2016 was primarily due to lower average dues per membership, partially offset by an increase in membership sales volume and annual fees. The comparable club revenue decline experienced in the full-year 2015 was primarily due to the decline in membership dues. The effect of new members enrolling at lower monthly dues combined with members cancelling who were paying higher monthly dues was only partially offset by an increase in membership sales volume.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.8	42.6	38.4	42.3
Club operating	46.3	46.9	46.7	46.5
General and administrative	6.5	7.4	6.6	7.5
Depreciation and amortization	10.8	11.3	10.9	10.8
Impairment of fixed assets	—	0.9	—	1.0
Impairment of goodwill	—	29.2	—	14.4
	101.4	138.3	102.6	122.5
Operating loss	(1.4)	(38.3)	(2.6)	(22.5)
Gain on extinguishment of debt	(38.1)	—	(19.0)	—
Interest expense	3.5	4.8	3.7	4.7
Equity in the earnings of investees and rental income	(0.1)	(0.6)	(0.1)	(0.5)
Income (loss) before provision (benefit) for corporate income taxes	33.3	(42.5)	12.8	(26.7)
Provision (benefit) for corporate income taxes	12.8	(13.8)	6.0	(6.8)
Net income (loss)	20.5%	(28.7)%	6.8%	(19.9)%
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2016		2015
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$74,932	74.3%	$77,912	71.9%	(3.8)%
Initiation and processing fees	2,030	2.0	3,883	3.6	(47.7)
Membership revenue	76,962	76.3	81,795	75.5	(5.9)
Personal training revenue	17,694	17.5	19,338	17.9	(8.5)
Other ancillary club revenue (1)	4,750	4.7	5,608	5.2	(15.3)
Ancillary club revenue	22,444	22.2	24,946	23.1	(10.0)
Fees and other revenue (2)	1,529	1.5	1,555	1.4	(1.7)
Total revenue	$100,935	100.0%	$108,296	100.0%	(6.8)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.

Revenue decreased $7.4 million, or 6.8% in the three months ended June 30, 2016 compared to the same prior-year period, as a result of lower membership revenue and ancillary club revenue. Revenue decreased approximately $4.8 million at our mature clubs and $3.1 million at closed clubs. These decreases were partially offset by a $577,000 increase in revenue from our clubs that were opened or acquired in the last 24 months.
Membership dues revenue decreased $3.0 million, or 3.8%, in the three months ended June 30, 2016 compared to the same prior-year period primarily reflecting the effect of club closures in 2015 and the first half of 2016 and lower average dues per membership.
Initiation and processing fees revenue decreased $1.9 million, or 47.7%, in the three months ended June 30, 2016 compared to the same prior-year period, primarily reflecting a reduction in new memberships as well as a decrease in initiation fees collected per new membership in the latter half of 2015 and the first half of 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. When the high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 and the first half of 2015 are no longer part of the calculation, we expect this revenue to decrease further.
Personal training revenue decreased $1.6 million, or 8.5%, in the three months ended June 30, 2016 compared to the same prior-year period, primarily due to a decline in sales volume for our personal training products, as well as club closures in 2015 and the first half of 2016.
Other ancillary club revenue decreased $858,000, or 15.3%, in the three months ended June 30, 2016 compared to the same prior-year period primarily driven by decreased revenue from our Sports Clubs for Kids programs.
Comparable club revenue decreased 4.5% in the three months ended June 30, 2016 as compared to the same prior-year period. The price of our membership dues and fees decreased which was partially offset by an increase in memberships at our comparable clubs.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2016	2015	% Variance
Payroll and related	$38,173	$46,137	(17.3)%
Club operating	46,783	50,821	(7.9)
General and administrative	6,544	8,039	(18.6)
Depreciation and amortization	10,897	12,178	(10.5)
Impairment of fixed assets	—	1,014	(100.0)
Impairment of goodwill	—	31,558	(100.0)
Total operating expenses	$102,397	$149,747	(31.6)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $8.0 million, or 17.3%, in the three months ended June 30, 2016 compared to the same prior-year period. In the three months ended June 30, 2015, payroll expenses included a $776,000 separation accrual related to our former Chief Executive Officer. The decline in payroll expenses also reflected decreased overhead and club payroll associated with headcount reductions and other cost savings initiatives which began in September 2015.
Club operating. Club operating expenses decreased $4.0 million, or 7.9%, in the three months ended June 30, 2016 compared to the same prior-year period. This decrease was principally attributable to the following:

•	Marketing expenses decreased $1.6 million mainly due to the increased advertising spend in the three months ended June 30, 2015 associated with the roll-out of the lower pricing model.

•
Repair and maintenance expenses decreased $1.0 million primarily reflecting a decrease in vendor costs as well as other cost-savings initiatives. The decline also reflected club closures in 2015 and the first half of 2016.

•
Utilities expenses decreased $666,000 primarily reflecting lower electric rates, lower energy prices due to the mild weather experienced in our markets during the second quarter of 2016, as well as club closures in 2015 and the first half of 2016.

•
Rent and occupancy expenses decreased $425,000 in the three months ended June 30, 2016 compared to the same prior year period.  Penalties paid for early lease terminations decreased $692,000 and we realized savings of $931,000 related to closed clubs.  Offsetting these decreases was an increase of $936,000 at mature clubs primarily due to rent escalations and an increase of $262,000 related to newly opened and future locations.

General and administrative. General and administrative expenses decreased $1.5 million, or 18.6%, in the three months ended June 30, 2016 compared to the same period last year, primarily reflecting our cost savings initiatives. In addition, in the three months ended June 30, 2015, we incurred expenses of $314,000 associated with the changes to our Board of Directors and other related expenses.
Depreciation and amortization. In the three months ended June 30, 2016 compared to the same period last year, depreciation and amortization expense decreased $1.3 million, or 10.5%, principally due to a decline in our depreciable fixed assets base.
Impairment of fixed assets. We did not have fixed asset impairment charges in the three months ended June 30, 2016. In the three months ended June 30, 2015, we recorded impairment charges of $1.0 million related to four underperforming clubs.
Impairment of goodwill. We did not have goodwill impairment charges in the three months ended June 30, 2016. In the three months ended June 30, 2015, as a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, we wrote off $31.6 million of goodwill associated with these reporting units.
Gain on extinguishment of debt
On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions resulted in a gain on debt extinguishment in the three months ended June 30, 2016 of $38.5 million. The gain was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. Both of the above purchased debt was transferred to Town Sports International, LLC and cancelled.
Interest expense
Interest expense decreased $1.7 million, or 32.7%, in the three months ended June 30, 2016 compared to the same period last year, primarily reflecting the absence of the second quarter 2015 non-cash rental payments related to our former tenant at the East 86th Street property, as well as a decrease in interest expense due to principal payments made on, and purchases and cancellation of debt outstanding under our 2013 Term Loan Facility.
Provision (Benefit) for Corporate Income Taxes
We recorded an income tax provision inclusive of valuation allowance of $12.9 million and an income tax benefit inclusive of valuation allowance of $15.0 million for the three months ended June 30, 2016 and 2015, respectively, reflecting an effective income tax rate of 38% for the three months ended June 30, 2016 and 33% for the three months ended June 30, 2015. For the three months ended June 30, 2016, we calculated our income tax provision using the estimated annual effective tax rate methodology and for the three months ended June 30, 2015, we determined our income tax benefit on a discrete basis since the potential impact of fluctuations in our forecast may have had a significant impact on the estimated annual effective tax rate.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2016		2015
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$149,440	73.9%	$160,379	73.0%	(6.8)%
Initiation and processing fees	4,071	2.0	7,277	3.3	(44.1)
Membership revenue	153,511	75.9	167,656	76.3	(8.4)
Personal training revenue	35,598	17.6	37,659	17.1	(5.5)
Other ancillary club revenue (1)	10,103	5.0	11,314	5.2	(10.7)
Ancillary club revenue	45,701	22.6	48,973	22.3	(6.7)
Fees and other revenue (2)	3,068	1.5	3,091	1.4	(0.7)
Total revenue	$202,280	100.0%	$219,720	100.0%	(7.9)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue and management fees.
Revenue decreased $17.4 million, or 7.9%, in the six months ended June 30, 2016 compared to the same prior-year period, as a result of lower membership revenue and ancillary club revenue. Revenue decreased approximately $12.7 million at our mature clubs and $6.2 million at closed clubs. These decreases were partially offset by a $1.5 million increase in revenue from our clubs that were opened or acquired in the last 24 months.
Membership dues revenue decreased $10.9 million, or 6.8%, in the six months ended June 30, 2016 compared to the same prior-year period, primarily reflecting lower average dues per membership and club closures in 2015 and the first half of 2016, partially offset by an increase in annual fees.
Initiation and processing fees revenue decreased $3.2 million, or 44.1%, in the six months ended June 30, 2016 compared to the same prior-year period, primarily reflecting a reduction in new memberships as well as a decrease in initiation fees collected per new membership in the latter half of 2015 and the first half of 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. When the high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 and the first quarter of 2015 are no longer part of the calculation, we expect this revenue to decrease further. The decrease was also due to the effect of higher estimated average membership life of 25 months for the first half of 2016 versus 22 months for the same prior-year period, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue decreased $2.1 million, or 5.5%, in the six months ended June 30, 2016 compared to the same prior-year period, primarily due to club closures in 2015 and the first half of 2016, and a decline in sales volume for our personal training products.
Other ancillary club revenue decreased $1.2 million, or 10.7%, in the six months ended June 30, 2016 compared to the same prior-year period primarily driven by decreased revenue from our Sports Clubs for Kids programs and decreased revenue from guest fees, partially offset by increased revenue from our studio classes.
Comparable club revenue decreased 6.0% in the in the six months ended June 30, 2016 as compared to the same prior-year period. The price of our membership dues and fees decreased which was partially offset by an increase in memberships at our comparable clubs.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2016	2015	% Variance
Payroll and related	$77,559	$92,997	(16.6)%
Club operating	94,413	102,106	(7.5)
General and administrative	13,410	16,448	(18.5)
Depreciation and amortization	22,082	23,852	(7.4)
Impairment of fixed assets	—	2,151	(100.0)
Impairment of goodwill	—	31,558	(100.0)
Total operating expenses	$207,464	$269,112	(22.9)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $15.4 million, or 16.6%, in the six months ended June 30, 2016 compared to the same prior-year period. In the six months ended June 30, 2015, payroll expenses included $2.1 million of separation accrual related to our former Executive Chairman and former Chief Executive Officer. The decline in payroll expenses also reflected decreased overhead and club payroll associated with club closures in 2015 and the first half of 2016, headcount reductions and other cost savings initiatives which began in September 2015.
Club operating. Club operating expenses decreased $7.7 million, or 7.5%, in the six months ended June 30, 2016 compared to the same prior-year period. This decrease was principally attributable to the following:

•	Marketing expenses decreased $3.5 million mainly due to the increased advertising spend in the six months ended June 30, 2015 associated with the roll-out of the lower pricing model.

•
Repair and maintenance expenses decreased $2.0 million primarily reflecting a decrease in vendor costs as well as other cost-savings initiatives. The decline also reflected club closures in 2015 and the first half of 2016.

•
Utilities expenses decreased $1.3 million primarily reflecting lower electric rates, lower energy prices due to the mild weather experienced in our markets during the first half of 2016, as well as club closures in 2015 and the first half of 2016.

•
Rent and occupancy expenses decreased $187,000 in the six months ended June 30, 2016 compared to the same prior year period.  Penalties paid for early lease terminations decreased $746,000 and we realized savings of $1.6 million related to closed clubs.  Offsetting these decreases was an increase of $1.7 million at mature clubs primarily due to rent escalations and an increase of $476,000 related to newly opened and future clubs.

General and administrative. General and administrative expenses decreased $3.0 million, or 18.5%, in the six months ended June 30, 2016 compared to the same period last year, primarily reflecting our cost savings initiatives. In addition, in the six months ended June 30, 2015, we incurred expenses of $200,000 associated with stock awards granted to the new members of the Board of Directors and $699,000 associated with the changes to our Board of Directors and other related expenses. These decreases were partially offset by current year increased general liability insurance expenses of $623,000 primarily related to an increase in reserves for claims related to prior periods.
Depreciation and amortization. In the six months ended June 30, 2016 compared to the same period last year, depreciation and amortization expense decreased $1.8 million, or 7.4%, due to a decline in our depreciable fixed assets base.
Impairment of fixed assets. We did not have fixed asset impairment charges in the six months ended June 30, 2016. In the six months ended June 30, 2015, we recorded impairment charges of $2.2 million related to nine underperforming clubs.
Impairment of goodwill. We did not have goodwill impairment charges in the six months ended June 30, 2016. In the six months ended June 30, 2015, as a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, in June 2015, we wrote off $31.6 million of goodwill associated with these reporting units.

Gain on extinguishment of debt
On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions resulted in a gain on debt extinguishment in the six months ended June 30, 2016 of $38.5 million. The gain was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. Both of the above purchased debt was transferred to Town Sports International, LLC and cancelled.
Interest expense
Interest expense decreased $2.8 million, or 26.9%, in the six months ended June 30, 2016 compared to the same period last year, primarily reflecting the absence of the 2015 non-cash rental payments related to our former tenant at the East 86th Street property, as well as a decrease in interest expense due to principal payments made on, and purchases of debt outstanding under, our 2013 Term Loan Facility.
Provision (Benefit) for Corporate Income Taxes
We recorded an income tax provision inclusive of valuation allowance of $12.1 million and an income tax benefit inclusive of valuation allowance of $14.7 million for the six months ended June 30, 2016 and 2015, respectively, reflecting an effective income tax rate of 47% for the six months ended June 30, 2016 and 25% for the six months ended June 30, 2015. For the six months ended June 30, 2016, we calculated our income tax provision using the estimated annual effective tax rate methodology and for the six months ended June 30, 2015, we determined our income tax benefit on a discrete basis since the potential impact of fluctuations in our forecast may have had a significant impact on the estimated annual effective tax rate.
Liquidity and Capital Resources
We have been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which we compete. New members joining at lower monthly rates and cancellations of members paying higher rates will continue to negatively impact our results and liquidity if these trends are not reversed. In response to this, we initiated cost savings initiatives in 2015 that have continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on our profitability and cash flow from operations.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gain on extinguishment of debt in the six months ended June 30, 2016 with a tax effect of $13.5 million. When this was netted with our operating loss, it resulted in a tax provision for the six months ended June 30, 2016 of $12.1 million. All of the above purchased debt was transferred to Town Sports International, LLC and cancelled.
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

We continue to focus on increasing membership in existing debt to increase revenue. We may consider additional actions within our control, including the sale of certain assets, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives including opportunities to reduce TSI LLC's existing debt and further cost savings initiatives, among other possibilities, if any. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of June 30, 2016, we had $58.9 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of June 30, 2016, $34.2 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2016 decreased $745,000 compared to the same period last year. Decreases in operating cash included the following:

•	Cash collected for membership dues decreased $16.9 million.

•
Cash collected for member enrollment, including the initial annual fee paid upon joining, decreased $7.9 million related to the decrease in memberships sold, and recurring annual and rate lock fees collected decreased $865,000.

•	Cash collected for personal training memberships decreased $2.3 million.

Offsetting increases in operating cash included the following:

•
These decreases were partially offset by a decrease in payments for payroll of $6.2 million, marketing of $3.7 million, utilities of $2.3 million, insurance of $1.7 million, repair and maintenance of $1.6 million, as well as other cost-savings initiatives.

•	The cash decrease was also partially offset by a decline in cash paid for interest of $1.9 million.

•	In the six months ended June 30, 2016, we received an income tax refund of $3.7 million and cash contribution from landlord of $1.8 million.
Investing Activities. Net cash used in investing activities decreased $7.9 million in the six months ended June 30, 2016 compared to the same prior-year period, primarily due to the decreased activity in building new locations. Also, the $1.1 million funding for a separation obligation was recorded as restricted cash in 2015, which generated a favorable cash variance for the current year period.
Financing Activities. Net cash used in financing activities increased $29.0 million in the six months ended June 30, 2016 compared to the same prior-year period. In the six months ended June 30, 2016, TSI Holdings settled two transactions to purchase a total of $71.1 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $29.8 million, or an average of 41.8% of face value. The purchased debt was transferred to Town Sports International, LLC and cancelled upon settlement. In the six months ended June 30, 2016 and 2015, we made principal payments on the 2013 Term Loan Facility of $1.2 million and $1.6 million, respectively.
As of June 30, 2016, our total principal amount of debt outstanding was $203.0 million. This substantial amount of debt could have significant consequences, including:

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
We believe that we have, or will be able to obtain or generate, sufficient funds to finance our current operating plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2016, we have made a total of $21.0 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the Credit Agreement. Any term loans purchased by TSI Holdings will be cancelled in accordance with the terms of the Credit Agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2016, TSI Holdings had a cash balance of approximately $500,000.

In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively. On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gain on extinguishment of debt in the six months ended June 30, 2016 of $38.5 million with a tax effect of $13.5 million. When this was netted with our operating loss, it resulted in a tax provision for the six months ended June 30, 2016 of $12.1 million. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to Town Sports International, LLC and cancelled.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. While not subject to the total leverage ratio covenant as of June 30, 2016 as our only utilization of the 2013 Revolving Loan Facility as of June 30, 2016 was $2.9 million of issued and outstanding letters of credit thereunder, because our total leverage ratio as of June 30, 2016 was in excess of 4.50:1.00, we are currently not able to utilize more than 25% of the 2013 Revolving Loan Facility. We will continue not to be able to utilize more than 25% of the 2013 Revolving Loan Facility until we have a total leverage ratio of no greater than 4.50:1.00. The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, described in Note 5 - Sale of Building to our condensed consolidated financial statements, we received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, we made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. To the extent the proceeds of the sale of the East 86th Street property were not reinvested within 30 months of the date of sale, we may have been required to use such amounts, other than amounts used in 2014 to repay debt, to pay down our outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. We have reinvested all the remaining net proceeds from the sale.
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

As of June 30, 2016, the 2013 Term Loan Facility has a gross principal balance of $203.0 million and a balance of $197.2 million, net of unamortized debt discount of $4.3 million and unamortized debt issuance costs of $1.5 million. As of June 30, 2016, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of June 30, 2016, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2016 was $42.1 million and the available unutilized portion, based on our total leverage ratio exceeding 4.50:1.00, was $11.3 million, in accordance with terms of credit agreement.
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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2016 and 2015, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2016 and 2015.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations
As of June 30, 2016, our contractual obligations listed in the table below and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)(5)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$203,042	$2,082	$4,165	$196,795	$—
Interest payments on long-term debt (2)	42,374	10,656	19,419	12,299	—
Operating lease obligations (3)	602,033	90,283	166,451	138,832	206,467
Total contractual obligations	$847,449	$103,021	$190,035	$347,926	$206,467
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2015 and no payments are currently required in 2016 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of June 30, 2016.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

(4)	The table above does not reflect payments related to planned club closures.

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
Working Capital
We had working capital deficit of $12.5 million as of June 30, 2016, compared to positive working capital of $27.9 million as of December 31, 2015. Major components of our working capital deficit on the current liability side are deferred revenues, accounts payable, corporate income taxes payable, accrued expenses (including, among others, accrued payroll and occupancy costs), and the current portion of long-term debt. As of June 30, 2016, these current liabilities more than offset the current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. This decrease of $40.5 million is primarily due to payment of cash for the purchases of long-term debt of $29.8 million as well as the increase in corporate income taxes payable of $15.7 million. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $41.8 million and $40.2 million at June 30, 2016 and December 31, 2015, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. These costs are recorded as a long-term asset and as such do not affect working capital. We expect to record a working capital deficit in future periods and believe our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility with $11.3 million of remaining availability at June 30, 2016 based on our leverage ratio and utilization at that date, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements.

Use of Estimates and Critical Accounting Policies
Other than as disclosed below, management believes there have been no other material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. As of June 30, 2016, the average membership life was 25 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
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
In the six months ended June 30, 2016, the Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets and as such no impairment was recorded. In the six months ended June 30, 2015, the Company recorded impairment charges of $2.2 million related to nine underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. We believe our forecasts are stable, but we will continue to monitor the performance of the clubs on a quarterly basis. If we under-perform against forecasts, we may record impairment charges in future quarters.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units, and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of June 30, 2016, only the SSC region has a remaining goodwill balance.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of

June 30, 2016, we had $203.0 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of June 30, 2016, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $541,000.
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
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Executive Chairman and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 21, 2016, in an action styled Triangle 17 Center, LLC v. Town Sports International Holdings (NJ), LLC, et al. (“TSI Holdings NJ”), a Landlord of one of TSI Holdings NJ’s competitors filed an action against TSI Holdings NJ, its affiliate and subsidiary, claiming that TSI Holdings NJ engaged in sham litigation to prevent the opening of a competitor’s facility in close proximity to TSI Holdings NJ’s location in Ramsey, New Jersey.  This matter recently settled for nominal consideration without any admission of liability on the Company’s part.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	July 28, 2016

		By:	/s/ Carolyn Spatafora
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

10.1
Amendment No. 1 to the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (as amended and restated effective April 2, 2015) (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2016).

10.2	Form of Executive Officer Indemnification Agreement (Filed herewith).

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