Form 10-K
period 2016-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2017-02-22
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $33.9 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.
As of February 17, 2017, there were 26,609,737 shares of Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed not later than April 30, 2017 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.
PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains disclosures which are “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors,” of this Annual Report and in our other reports and documents filed with the Securities and Exchange Commission (“SEC”). You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings made by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
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
General
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States (“U.S.”) and one of the largest fitness club owners and operators in the U.S. As of December 31, 2016, the Company, through its subsidiaries, operated 150 fitness clubs (“clubs”). Our clubs collectively served approximately 544,000 members as of December 31, 2016. We owned and operated a total of 102 clubs under the “New York Sports Clubs” (“NYSC”) brand name within a 120-mile radius of New York City as of December 31, 2016, including 35 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 28 clubs in the Boston region under our “Boston Sports Clubs” (“BSC”) brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” (“WSC”) brand name and five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” (“PSC”) brand name as of December 31, 2016. In addition, as of December 31, 2016, we owned and operated three clubs in Switzerland and partly-owned one club that operated under a different brand name in Washington, D.C., We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Over our 43-year history, since incorporating in 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 20,000 square feet, while our multi-recreational clubs average approximately 38,000 square feet. The aggregate average size of our clubs is approximately 27,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.
Reportable Segments
During the first quarter of 2016, we began managing and reporting operating results through one reportable segment. Previously, we managed and reported results through two reportable segments: clubs and BFX Studio. Beginning in early 2016, our chief operating decision maker discontinued the review of BFX Studio financial information separately for purposes of making operating decisions and assessing financial performance. Also, in the second half of 2016, all BFX Studio locations were converted to clubs, discontinuing the BFX Studio brand. Accordingly, we now manage and report results through one reportable segment.
Industry Overview
According to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”), total U.S. fitness club industry revenues increased at a compound annual growth rate of 4.8% from $21.4 billion in 2011 to $25.8 billion in 2015, with a 6.6% increase from 2014 to 2015. According to IHRSA, participation in health clubs has been growing steadily with total U.S. fitness club memberships increasing at a compound annual growth rate of 1.8% from 51.4 million in 2011 to an all-time high of 55.3 million in 2015, with a 2.2% increase from 2014 to 2015. According to the IHRSA, the health club industry is witnessing a shift in the preferences of health club members. The club landscape extends beyond traditional, full-service fitness centers that serve local communities and all age groups as well as affordable fitness centers with basic amenities. Studio concepts, including boxing, yoga, Pilates, group cycling, barre, boot camps, and sports-specific training, also shape the club market.
According to the IHRSA, demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The average age of a health club member in 2015 was 39 years old and more than one-fourth of health club members were between the ages of 18 and 34 years old. The greatest membership growth in the past few years has been in the under-18 age group, which has grown 43.9% from 2011 to 2015 and in the over-55 age group, where membership grew 27.5% from 2011 to 2015. These two age groups made up approximately 40% of total U.S. health club members in 2015. The industry has benefited from the “millennials,” and aging “baby boomer” and “Eisenhower” generations as they place greater emphasis on their health, including a focus on fitness.
According to the Centers for Disease Control and Prevention, state prevalence of obesity continued to remain high across the country in 2015, with no state with a prevalence of obesity less than 20%. In 2015, 44 states had a prevalence of obesity of 25% or more and 25 of these states had a prevalence of obesity 30% or more. As healthcare costs continue to rise in the U.S., some of the focus on combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs for treating obesity related sicknesses.
As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.
Competitive Strengths
We believe the following competitive strengths are instrumental to our success:
Strong market position with leading brands. Based on number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the U.S. and one of the largest fitness club owners and operators in the United States. Our strong real estate presence in the New York, Boston, Washington, D.C., and Philadelphia metropolitan regions enhances convenience to our members. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.
Regional clustering strategy provides significant benefits to members and corporations.   By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to any of our clubs, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 243,000, or 45%, of our members currently have a passport membership, which includes Regional Passport, Passport, and Elite Membership, as well as our corporate and group Passport Memberships, and because these memberships offer enhanced privileges and greater convenience, they typically generate higher monthly dues than our single club memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2016, 28% of all club usage was by members visiting clubs other than their home clubs.
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
Business Strategy
In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:
Grow membership revenues. We seek to grow our membership revenues in existing clubs through driving membership growth and optimizing dues through price and member retention. We believe our offerings are compelling because we include group exercise classes, top of the line equipment, pools and courts in the price of certain memberships, when available. Our member count increased by 3,000 members for a total member count of 544,000 in 2016 and we will continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
Grow ancillary and other non-membership revenues.   We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members. We offer a multi-session personal training membership product and fee-based Small Group Training classes to generate additional revenue. In 2016, under our Small Group Training classes, we introduced FlexPass and FlexSystem programs at certain clubs. FlexPass allows members to book a wide variety of small group classes in any of our available clubs. These small group classes include offerings such as Ultimate Fitness Experience (“UXF”), Kettle Bells and Circuit Training, etc. FlexSystem programs are designed to help members develop lean muscle mass, increase endurance and build strength. FlexSystem also offers unlimited monthly class membership, which allows members to craft a training program that fits their schedule. In addition, we offer Sports Clubs for Kids programs at select clubs.
Non-membership revenues have decreased from $101.3 million, or 21.2% of revenues for the year ended December 31, 2012, to $92.5 million, or 23.3% of revenues for the year ended December 31, 2016. Although we experienced a decrease in non-membership revenues, we plan to remain focused on increasing our ancillary programs in 2017 with continued improvements in training and hiring and building on ancillary programs such as our fee-based class offerings. In January 2017, we teamed up with the Gronkowski family to launch the Gronk Fitness Program. This program, available exclusively at Boston Sports Clubs, introduces "Practical Sports Interval Training", which is a system created by the Gronkowski family and inspired by the proven techniques of National Football League trainers. This Gronk Fitness Program is designed to help people stay strong, toned, healthy, fit, and focused while committed to their long term goals. In 2017, we will also continue to remain focused on improving our personal training membership products. Personal training revenue increased 1.3% over this five-year period and increased as a percentage of total revenue from 13.7% in 2012 to 16.8% in 2016.  These sources of ancillary and other non-membership revenues generate incremental profits with minimal capital investment and assist in attracting and retaining members.
Enter into arrangements with revenue generating partnerships. We intend to utilize our valuable real estate to form partnerships with premium boutique fitness providers, some of which will utilize a “shop-in-shop” concept. Our partnerships utilizing the “shop-in-shop” concept are Tone House Fitness, LLC and Cyc Fitness Partners, LLC. We believe this “shop-in-shop” model will lead to benefits for both parties, which includes, but is not limited to, leveraging co-location public relations and marketing, mutually beneficial foot traffic, member conversion opportunities, merchandise sales, ride and personal training packages.
Optimization of our clubs.   We remain committed to optimizing our existing club base, including through club closures when appropriate. During 2016, we opened one club, converted two BFX Studio locations to clubs and closed five clubs. We are also considering the sale of clubs or groups of clubs. In the event we build and acquire new clubs, the club expansion is expected to be funded with cash on hand or through internally generated cash flows.
Retain members by focusing on the member experience.   Our Company’s mission has evolved into “Bring the best out of every body.” We enact our mission through our “Clubhouse Rules,” which provide a clear road map for how we want our clubs to look and how we want to serve our members. This is the core of our member experience strategy and allows us to crystallize how we engage our staff to deliver a superior member experience. We tailor the hours of each club to the needs of the specific member demographic utilizing each club and offer a variety of ancillary services, including personal training, group classes, Small Group Training, Sports Clubs for Kids programs. We offer a variety of different sports facilities in each regional cluster of clubs; modern, varied and well-maintained exercise and fitness equipment; and an assortment of additional amenities including access to babysitting. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; continually increasing our attention to individual member needs; and investing in our digital ecosystem, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership. To better measure the member experience, we utilize member surveys, website feedback and social media to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall.
Provide fitness experiences and services.   We help educate our members to best practices in their pursuit of fitness, wellness and healthy lifestyles and each of our clubs has an array of cardiovascular machines, resistance training equipment, free weights and functional training zones. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment which accommodate individual preferences and viewing, and many cardio machines now include embedded technology that offers both entertainment and tracking features that record workout results and communicate with many mobile technologies. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We further offer a large variety of group fitness classes at each club and these classes are accessible to all members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes.
In addition, as part of our efforts to provide fitness equipment and services, our club formats are flexible and can easily adapt and respond to the changing demands of our customers. This flexibility allows us to compete against private studios with unique specialty offerings by adapting the space and formats in our own clubs to match the offerings provided by these private studios. We have a functional training zone within our clubs that features an array of innovative equipment designed to maximize the member’s workout. The functional training zone is approximately 800 to 1,200 square feet with AstroTurf flooring, a Total Body Resistance Exercise (“TRX”) suspension training frame and a variety of functional training equipment including Kettle Bells, Battling Ropes and Power Sleds. In 2017, we will focus on creating a second functional training zone in certain clubs. This new functional training zone will feature a variety of functional training equipment, which will include, but is not limited to, a rig, lifting platforms, performance treadmills, sand bags, dumbbells and kettle bells. Our functional training zones are open to members for free self-guided workouts, personal training sessions and fee-based programs.
Marketing
Our in-house marketing team is responsible for brand positioning, brand strategy, and product innovation for all of TSI’s regional brands. The primary objective is to ensure that our regional brands seize market share and opportunities through well-defined and coordinated go-to-market strategies that focus on being a premier network of fitness clubs. We are organized to enable close collaboration between our marketing, sales, fitness and operations staff, which helps to align efforts around operational objectives and new product development. We seek to inspire brand experiences and in doing so, drive sustainable and quality growth, while building a strong reputation and loyalty with members. In order to have credible and authentic connections to create such desirability with our members, we utilize a market segmentation strategy which includes targeted marketing in addition to mass marketing. We seek to identify and understand consumers’ individual motivations and goals for exercising in an effort to create meaningful products, services and experiences that build a lasting impression and brand loyalty.

Sales
We sell our memberships primarily through three channels: direct sales at the club level; through corporate and group sales; and through our online website. We employ approximately 400 “in-club” membership sales consultants who are responsible for new membership sales in and around their designated club locations. Each club generally has two to three membership sales consultants. These consultants report directly to the club general manager, who, in turn, reports to a business director. Membership sales consultants complete a classroom based sales training followed by ongoing training within the club environment. Training includes hands on experience of the entire sales process (from prospecting to after care) and product knowledge in what we consider a live but supervised environment. Through our corporate and group sales approach we concentrate on building long-term relationships with local and regional companies, organizations and other large groups. We also manage private fitness centers for both large and small corporations, colleges and universities, and private clubs. As of December 31, 2016, these managed sites include three managed university locations, and eight managed sites.
We also sell individual memberships online at www.mysportsclubs.com for our standard membership types and the website also enables us to sell memberships for pre-established corporate and group programs. The website also allows our members to give us direct feedback about our service levels and enables prospective members to sign up for a free one-day pass or purchase a 30 day guest pass. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership sales consultant to make their decision. In addition, selling online significantly reduces our cost of sale. The web site also provides information about club locations, program offerings, exercise class schedules and sales promotions. Job seekers can also begin the employment application process through the site and investors can access financial information and resources.
Memberships
We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations near their workplace and their home. As of December 31, 2016, we offered the following types of memberships at our clubs:

•
The Neighborhood Membership (previously named Premier Membership) allow members unlimited use of a single “home club.” Membership dues for the Neighborhood Membership generally sold in the range of $19.99 to $59.99 per month.

•
The Neighborhood Plus Membership entitles members to use certain defined clubs within a region. Membership dues for the Neighborhood Plus Membership generally sold in the range of $29.99 to $44.99 per month.

•
The Regional Passport Membership entitles members to use any of our clubs within a region. Membership dues for the Regional Passport Membership generally sold in the range of $59.99 to $74.99 per month.

•
The Passport Membership entitles members to use any of our clubs in any region, except for Elite clubs, as described below. Membership dues for the Passport Membership generally sold in the range of $69.99 to $79.99 per month.

•
The Elite Membership (previously named as Premium Membership), available at five of our clubs that have a greater array of member services and facilities. Similar to the Passport Membership, the Elite Membership also entitles members to use any of our clubs in any region. Membership dues for the Elite Memberships generally sold in the range of $84.99 and $189.99 per month.

The membership prices above are dependent on club location and whether the member joins under a “month-to-month” or a “commit” contract. A member may cancel a commit membership at any time for a fee. Under the commit model, new members commit to a one year membership, generally at a lower monthly rate than a month-to-month membership. When the members’ commit period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2016, approximately 90% of our total members were on a month-to-month basis.
In joining a club, a new member signs a membership agreement that typically obligates the member to pay fees (“Joining Fees”) including a one-time initiation fee and the first annual fee. Initiation fees generally range between $0 and $29 while the annual fee generally charged between $59.99 and $69.99 for all memberships. These one-time Joining Fees averaged $61, $72 and $75 per sale for the years ended December 31, 2016, 2015 and 2014, respectively. The annual fee is also charged on each anniversary of the enrollment date, however is no longer considered a joining fee after the first payment.
Monthly electronic fund transfers (“EFT”) of individual membership dues on a per-member basis, including the effect of promotions, averaged approximately $45, $50 and $59 per month for the years ended December 31, 2016, 2015 and 2014, respectively. Currently, approximately 99% of our members pay their membership dues the first of each month through EFT, with EFT membership revenue constituting approximately 72.9% of total consolidated revenue for the year ended December 31, 2016.
Usage
Our total club usage, based on the number of member visits, was 31.7 million and 30.8 million member visits for the years ended December 31, 2016 and 2015, respectively. In the year ended December 31, 2016, approximately 28% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs.
Our membership plans allow for club members to elect to pay a per visit fee of $12.95 to use clubs that are not defined in their membership plan. In the aggregate, approximately $1.0 million and $719,000 of usage fees were generated in 2016 and 2015, respectively. The increase in usage fees was primarily due to a decline in the number of Passport members. Consequently, more club members elected to pay for a per visit fee when using a club that is not defined in their membership plan. Usage fees are reported in membership dues in our consolidated statements of operations.
Non-Membership Revenue
The table below presents non-membership revenue components as a percentage of total revenue for the years ended December 31, 2012 through 2016.

	For the Years Ended December 31, ($ in thousands)
	2016	%	2015	%	2014	%	2013	%	2012	%
Total revenue	$396,921	100.0%	$424,323	100.0%	$453,842	100.0%	$470,225	100.0%	$478,981	100.0%
Non-Membership Revenue:
Personal training revenue	66,487	16.8%	73,191	17.3%	70,338	15.5%	66,367	14.1%	65,641	13.7%
Other ancillary club revenue(1)	19,642	4.9%	22,138	5.2%	22,304	4.9%	24,720	5.3%	29,897	6.2%
Fees and Other revenue(2)	6,361	1.6%	6,254	1.5%	5,971	1.3%	5,985	1.3%	5,804	1.2%
Total non-membership revenue	$92,490	23.3%	$101,583	24.0%	$98,613	21.7%	$97,072	20.7%	$101,342	21.2%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes.

(2)
Fees and other revenue primarily consist of rental income, management fees, marketing revenue and laundry revenue. The year ended December 31, 2013 includes $424 for the correction of an accounting error related to out of period rental income.

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
Approximately 65% of our existing clubs are fitness-only clubs and the remaining clubs are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our multi-recreational clubs generally range in size from 20,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 38,000 square feet.
Our existing club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past five years from January 1, 2012 to December 31, 2016, we constructed ten new clubs, acquired six clubs and closed or relocated 24 clubs. Currently, 50 of our clubs, or approximately 33% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2016, we constructed and opened one club, converted two BFX Studio locations to clubs, and closed five clubs, ending the year with 150 total clubs under operation.

This compares to opening of one club and two BFX Studio locations, and closing of seven clubs during the year ended December 31, 2015. In both 2016 and 2015, we also upgraded certain existing clubs and plan to continue to do so in 2017.
Our facilities include a mix of cardiovascular and strength equipment from some of the best manufacturers including Life Fitness, Technogym, Nautilus, Cybex®, Precor®, Star Trac®, Hammer®, Woodway® and Octane®. At many locations, additional amenities are also offered, including swimming pools, racquet and basketball courts, functional training zones and babysitting services. Personal training services are offered at all locations for an additional charge. Our fee-based programs offered at many of our clubs, include personal training, Small Group Training, children’s programs, and summer camps for kids.
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
Club Services and Operations
Our clubs are structured to provide an enhanced member experience through effective execution of our operating plan. Our club and support team members are the key to delivering a valued member experience and our operations are organized to maximize their overall effectiveness. Our club operations include the following:
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
Driving excellence in fitness and ancillary programming is critical to our success. Members receive an introductory one-hour assessment session with a fitness manager or a personal trainer who helps to develop a customized routine that supports the member’s fitness goals. This initial assessment session includes a 30-minute workout evaluation, cardio, strength and endurance testing, and movement screening. Members who elect to receive personal training can benefit from one-on-one coaching and guidance, with refreshed programs that evolve as the members achieve their fitness goals. All of our fitness clubs offer our personal training membership products where members can select from a package of four to 12 personal training sessions per month. These sessions must be used in each respective month they are issued. Members who purchase this product commit to a three month period. Members can also purchase prepaid single sessions or multi-session packages which are sold at a premium to the personal training membership product. The personal training membership product provides members with a certified personal trainer who works with the member to create an individualized goal-based program. Our fitness teams are trained to provide superior fitness solutions to address member needs. We believe the qualifications of the personal training staff help to ensure that members receive a consistent level of quality service throughout our clubs and that our personal training programs provide valuable guidance to our members as well as a significant source of incremental revenue for us. We believe that members who participate in personal training programs typically have a longer membership life.
Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including dance, cycling, strength conditioning, boxing, yoga, Pilates and step classes. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings, which are fee-based programs that have smaller groups, and provide more focused, and typically more advanced classes.
In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2016, Sports Clubs for Kids was being offered in 33 locations throughout our NYSC, BSC, WSC and PSC regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.

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
Employee Compensation and Benefits
We provide performance-based incentives to our management teams. Senior management compensation, for example, is tied to overall company performance. Business directors and club level managers can achieve bonuses tied to meeting specific net member gain and profit targets. We offer our employees various benefits including health, dental, vision and disability insurance; pre-tax healthcare, commuting and dependent care accounts; free gym membership; and a 401(k) plan. We believe we offer an industry competitive benefits plan that provides us with an advantage in attracting and retaining a quality leadership team, club managers and staff. This allows for the retention and development of staff who appreciate and delivers on key company initiatives and expectations.
Centralized Information Systems
We recognize the value of enhancing and extending the uses of information technology (“IT”) in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive program to replace or upgrade key systems and to optimize their performance.
In 2016, we created a more customizable and efficient experience for members through updated digital tools, which included an enhanced, clearer and easier to use website and the Company's first-ever mobile application. The website features membership sign up, club location search, class schedules and booking, training information, custom profiles for group fitness instructors and trainers. In addition, members are able to customize their group fitness experience based on fitness goals and preferences through a personalized search feature on the website. With the mobile application, members also have access to gym check-in, class sign-up, class schedules and their own user profile including a workout log.
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
Competition
The fitness club industry is highly competitive and continues to become more competitive. The number of health clubs in the U.S. has increased from 29,960 in 2012 to 36,180 in 2016, based on the most recent information available according to the IHRSA. In each of the markets in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.
We consider the following groups to be our primary competitors in the health and fitness industry:

•	commercial, multi-recreational and fitness-only chains;

•	private studios, and other boutique fitness offerings;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs; racquet, tennis and other athletic clubs;

•	amenity gyms in apartments, condominiums and offices;

•	weight-reducing salons;

•	country clubs;

•	the home-use fitness equipment industry; and

•	online fitness coaching.
The principal methods of competition include pricing and ease of payment, required level of members’ contractual commitment, level and quality of services, age of facility and equipment, training and quality of supervisory staff, size and layout of facility and convenience of location with respect to access to transportation and pedestrian traffic.
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
We also face competition from club operators offering comparable or higher pricing with higher levels of service. Larger outer-suburban family fitness centers, in areas where suitable real estate is more likely to be available, also compete effectively against our suburban formats. Additionally, we face competition from the rising popularity and demand for private studios offering niche boutique experiences.
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
We primarily accept payments for our memberships through EFT from credit cards, and, therefore, we are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, have passed or have considered legislation requiring gyms and health clubs to offer non-automatic renewal membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements (if any), and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.
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
Employees
On December 31, 2016, we had approximately 7,600 employees, of whom approximately 1,400 were employed full-time. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage a culture of openness, innovation and inclusiveness that creates a high level of work accountability. We have good relations with our employees and are proud to offer them a great work environment with opportunities for growth and development.
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

Item 1A.     Risk Factors
Investors should carefully consider the risks described below and all other information in this Annual Report. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.
Risks Related to Our Business
We are dependent on our Chief Executive Officer. In addition, the loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to develop our business and enhance our financial performance.
We are dependent on the continued services of our senior management team, including our Chief Executive Officer, Patrick Walsh. Mr. Walsh makes all major strategic, operating, investment, and capital allocation decisions for the Company and its subsidiaries. We believe the loss of Mr. Walsh could have a material adverse effect on us and our financial performance. Currently, we do not have any long-term employment agreements with our executive officers, and we may not be able to attract and retain sufficient qualified personnel to meet our business needs.
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
The performance of our clubs is highly dependent on our ability to attract and retain members, and we may not be successful in these efforts. Most of our members hold month-to-month memberships and accordingly, most members can cancel their club membership at any time without penalty. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and ancillary sales. There are numerous factors that have in the past and could in the future lead to a decline in membership levels or that could prevent us from increasing our membership, including a decline in our ability to deliver quality service at a competitive cost, the age and condition of our clubs and equipment, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in fitness clubs and general economic conditions. In order to increase membership levels, we may from time to time offer lower membership rates and initiation fees. Any decrease in our average membership rates or reductions in initiation fees may adversely impact our results of operations.
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
The lower average membership dues have and may in the future negatively impact our comparable club revenue growth and our operating margins.
In recent years, we lowered monthly dues and/or initiation and processing fees at certain clubs in order to attract more members and, as a result, initially experienced lower revenues and margin pressure. More recently, the Company has been raising monthly dues and/or initiation fees to more accurately reflect the membership value; however, if we are unable to attract a sufficient number of new members or if we experience higher attrition as a result of these price increases, the pressure on the Company's revenue and result of operations could continue to be adversely impacted.
Declines in revenue have adversely affected our results or operations and cash flow from operations and we may be compelled to take additional actions which may not be successful in mitigating such effects.
We have been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which we compete. New members have been joining at lower monthly rates and cancellations of members paying higher rates will continue to negatively impact our results and liquidity if these trends are not reversed. In response to this, we initiated cost savings initiatives in 2015 that continued into fiscal 2016 to help mitigate the impact the decline in revenue has had on its profitability and cash flow from operations.
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
In the year ended December 31, 2016, we closed five clubs, while in 2015 we closed six clubs. We recognized $742,000 of fixed asset impairments in the year ended December 31, 2016 and $14.6 million of fixed asset impairments in the year ended

December 31, 2015. In addition, we recorded goodwill impairment charges of $31.6 million in the year ended December 31, 2015. The fixed asset impairment and goodwill impairment charges in 2015 were primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates. Some of our club closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations. We will continue to monitor the results and changes in expectations of these clubs closely to determine if additional fixed asset or goodwill impairment charges will be necessary.
Our geographic concentration heightens our exposure to adverse regional developments.
As of December 31, 2016, we operated 102 fitness clubs in the New York metropolitan market, 28 fitness clubs in the Boston market, 12 fitness clubs in the Washington, D.C. market, five fitness clubs in the Philadelphia market and three fitness clubs in Switzerland. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments in these areas, including those related to economic and demographic changes in these regions, competition, severe weather, potential terrorist threats or other unforeseen events.
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
Equipment and certain products and services used in our clubs, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, our ability to serve our members and grow our brand would be interrupted. If any of these events occur, it could have a material adverse effect on our business and operating results.
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
To successfully expand our business over the long term, we must identify and acquire sites that meet our site selection criteria. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites that meet our criteria and as a result, we may lose those sites or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs on attractive terms, our revenue, growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building a new club.
We have, and will continue to have, significant lease obligations. We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.
We have, and will continue to have, significant lease obligations. We currently lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 20 years, including option periods).  During the next five years, or the period from January 1, 2017 through December 31, 2021, we have leases for 23 club locations that are due to expire without any renewal options, three of which expire in 2017, and 48 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location.  Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.
In addition to future minimum lease payments, some of our club leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If an existing or future club is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
We may experience prolonged periods of losses in our recently opened clubs and when we open new clubs in existing markets our comparable club revenue growth and our operating margins may be negatively impacted.
Upon opening a club, we typically experience an initial period of club operating losses. The sale of memberships typically generates insufficient revenue for the club to initially generate positive cash flow. As a result, a new club typically generates an operating loss in its first full year of operations and substantially lower margins in its second full year of operations than a club opened for more than 24 months. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact our results of operations. We may, at our discretion, accelerate or expand our plans to open new clubs, which may adversely affect results from operations.
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
In the ordinary course of conducting our business, we are exposed to litigation from time to time that can have significant adverse effects upon our consolidated financial position, results of operations and cash flows. At any given time there may be one or more civil actions initiated against us, including the matters disclosed under “Legal Proceedings” in this Annual Report. If one or more of these pending lawsuits, or any lawsuits in the future are adjudicated in a manner adverse to our interests, or if a settlement of any lawsuit requires us to pay a significant amount, the result could have an adverse impact on our consolidated financial position, results of operations and cash flows. In addition, any litigation, regardless of the outcome, may distract our management from the operation of our business.
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
We primarily accept payments for our memberships through EFT from members’ bank accounts and, therefore, we are subject to federal, state and provincial legislation and certification requirements governing EFT, including the Electronic Funds Transfer Act. Some states, such as New York, have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our members.
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
Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in one commercial bank as of December 31, 2016 totaled $21.0 million. During 2016, in any one month, the amount held in one commercial bank has been as high as approximately $44.2 million.
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
We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed us that it is considering whether we are required to remit the amount received by us for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2016, we had approximately $15.1 million of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue. We do not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on our cash flows.
We may have exposure to additional tax liabilities.
From time to time, we are under audit by federal and local tax authorities and we may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise.   For example, as of December 31, 2016, certain of our state and local tax returns from years 2006 through 2014 were currently being examined by certain state and local jurisdictions and it is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations.  In particular, in a revised letter dated December 12, 2016, we received from the State of New York a revised assessment related to tax years 2006-2009 for $4.7 million, inclusive of $2.0 million of interest. We disagree with the proposed assessment and have scheduled a conciliation conference with the State of New York to appeal the assessment. We have not recorded a tax reserve related to the proposed assessment.  It is difficult to predict the ultimate outcome of this or any other tax examination and the result of any such tax examination could have a material adverse effect on our results of operations and financial condition.
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
We currently have a substantial amount of debt. As of December 31, 2016, our total outstanding consolidated debt was $202.0 million under our 2013 Term Loan Facility. The 2013 Term Loan Facility expires on November 15, 2020. In addition, as of December 31, 2016, under the 2013 Revolving Loan Facility there were no outstanding borrowings and outstanding letters of credit issued totaled $2.9 million, which if still outstanding, will likely need to be funded by our cash upon the expiration of the 2013 Revolving Loan Facility on November 15, 2018. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2016 was $42.1 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. Our substantial debt could have important consequences, including:

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

•	increasing our vulnerability to interest rate fluctuations in connection with borrowings under our 2013 Senior Credit Facility, some of which are at variable interest rates;

•	limiting our ability to refinance our existing indebtedness on favorable terms before the expiration of the current 2013 Term Loan Facility, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
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
Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, the unhedged portion of $42.0 million of our outstanding debt under our 2013 Senior Credit Facility as of December 31, 2016, has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term Eurodollar rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.
The Company may be unsuccessful in its efforts to effectively hedge against interest rate changes on our variable rate debt.
In its normal operations, the Company is exposed to market risk relating to fluctuations in interest rates. In order to minimize the negative impact of such fluctuations on the Company’s cash flows, the Company may enter into derivative financial instruments, such as interest rate swaps. The Company’s current interest rate swap arrangement is with one financial institution and covers $160.0 million of our current $202.0 million outstanding term loan principal balance with the swap expiring on May 15, 2018. We are exposed to credit risk if the counterparty to the agreement is not able to perform on its obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record the interest rate swap at its fair value. Changes in interest rates can significantly impact the valuation of the instrument resulting in non-cash changes to our financial position.
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
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of December 31, 2016, the total leverage ratio was slightly below 4.50:1.00. Other than $2.9 million of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of December 31, 2016. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25%, or $11.3 million, in accordance with terms of the credit agreement, of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.50:1:00 (calculated on a proforma basis to give effect to any borrowing).
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
As of February 17, 2017, the Company had three stockholders (including Patrick Walsh, the Chief Executive Officer and Chairman of our board of directors) which, together with each such stockholder's affiliates, beneficially owned 16.7%, 17.5% and 15.3% of our outstanding common stock, respectively, based on public filings made by such shareholders. Each of these stockholders may vote their stock with respect to certain matters, including any determinations with respect to mergers or other business combinations, the acquisition of assets for stock consideration or disposition of all or substantially all of our assets, and the issuance of any additional common stock or other equity securities, in a manner which may not be viewed as beneficial by other stockholders.
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
Item 1B.    Unresolved Staff Comments
None
Item 2.    Properties
We lease our fitness clubs pursuant to long-term leases (generally 15 to 20 years, including options). In the next five years, or the period from January 1, 2017 through December 31, 2021, we have leases for 23 club locations that are due to expire without any renewal options, three of which are due to expire in 2017, and 48 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.
We lease approximately 20,000 square feet of office space in New York City, which expires in April 2017. We also have smaller regional offices in Fairfax, VA, and Boston, MA, for administrative and general corporate purposes.
We lease approximately 82,000 square feet in Elmsford, NY, for the operation of a centralized laundry facility for NYSC offering towel service, and for construction and equipment storage. This space also serves as corporate office space. Total square footage related to the laundry facility is 42,000 and total square footage related to the corporate office and warehouse space is 40,000.

The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed
New York Sports Clubs:
Manhattan, NY	61 West 62nd Street	July 1983
Manhattan, NY	1601 Broadway	September 1991
Manhattan, NY	349 East 76th Street	April 1994
Manhattan, NY	248 West 80th Street	May 1994
Manhattan, NY	502 Park Avenue	February 1995
Manhattan, NY	117 Seventh Avenue South	March 1995
Manhattan, NY	303 Park Avenue South	December 1995
Manhattan, NY	1635 Third Avenue	October 1996
Manhattan, NY	575 Lexington Avenue	November 1996
Manhattan, NY	278 Eighth Avenue	December 1996
Manhattan, NY	200 Madison Avenue	February 1997
Manhattan, NY	2162 Broadway	November 1997
Manhattan, NY	633 Third Avenue	April 1998
Manhattan, NY	217 Broadway	March 1999
Manhattan, NY	23 West 73rd Street	April 1999
Manhattan, NY	34 West 14th Street	July 1999
Manhattan, NY	1372 Broadway	October 1999
Manhattan, NY	300 West 125th Street	May 2000
Manhattan, NY	19 West 44th Street	August 2000
Manhattan, NY	128 Eighth Avenue	December 2000
Manhattan, NY	2527 Broadway	August 2001
Manhattan, NY	3 Park Avenue	August 2001
Manhattan, NY	10 Irving Place	November 2001
Manhattan, NY	230 West 41st Street	November 2001
Manhattan, NY	1221 Avenue of the Americas	January 2002
Manhattan, NY	200 Park Avenue	December 2002
Manhattan, NY	232 Mercer Street	September 2004
Manhattan, NY	225 Varick Street	August 2006
Manhattan, NY	885 Second Avenue	February 2007
Manhattan, NY	301 West 145th Street	October 2007
Manhattan, NY	1400 5th Avenue	December 2007
Manhattan, NY	75 West End Avenue	April 2013
Manhattan, NY	555 Sixth Avenue	September 2014
Manhattan, NY	28-30 Avenue A	March 2015
Manhattan, NY	30 Broad Street	March 2015
Manhattan, NY	1231 Third Avenue	Future opening
Manhattan, NY	4 Astor Place	Future opening
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008

Location	Address	Date Opened or Management Assumed
Brooklyn, NY	147 Greenpoint Avenue	June 2014
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Blvd	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Nanuet, NY	58 Demarest Mill Road	May 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	January 1998
Danbury, CT	38 Mill Plain Road	January 1998
Greenwich, CT	6 Liberty Way	May 1999
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Mahwah, NJ	7 Leighton Place	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Colonia, NJ	1250 Route 27	August 1998
Hoboken, NJ	59 Newark Street	October 1998
West Caldwell, NJ	913 Bloomfield Avenue	April 1999

Location	Address	Date Opened or Management Assumed
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Rd.	February 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Boston, MA	One Beacon Street	May 2013
Boston, MA	800 Boylston Street	May 2013
Boston, MA	100 Summer Street	May 2013
Boston, MA	540 Gallivan Road	October 2014
Boston, MA	95 Washington Street	November 2014
Boston, MA	699 Boylston Street	June 2015
Allston, MA	15 Gorham Street	July 1997
Wellesley, MA	140 Great Plain Avenue	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Woburn, MA	300 Presidential Way	December 2008
Wayland, MA	Wayland Town Center	November 2014
Providence, RI	131 Pittman Street	December 2008
Washington Sports Clubs:
Washington, D.C.	1835 Connecticut Avenue, N.W	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	1345 F Street, N.W	August 2002
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998

Location	Address	Date Opened or Management Assumed
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Fairfax, VA	11001 Lee Highway	October 1999
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Radnor, PA	555 East Lancaster Avenue	December 2006
Swiss Sports Clubs:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

Item 3.    Legal Proceedings
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in the Appellate Division, Second Department of the Supreme Court of the State of New York against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900,000) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1.0 million, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff, commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe was seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI, LLC will pay its trainers the aggregate sum of $165,000 in exchange for full releases. The settlement agreement has been executed by the parties, has been approved by the court and the class, and the Company paid the settlement amount in the fourth quarter of 2016.
On January 21, 2016, in an action styled Triangle 17 Center, LLC v. Town Sports International Holdings (NJ), LLC, et al. (“TSI Holdings NJ”), filed in the New Jersey Superior Court, a Landlord of one of TSI Holdings NJ’s competitors filed an action against TSI Holdings NJ, its affiliate and subsidiary, claiming that TSI Holdings NJ engaged in sham litigation to prevent the opening of a competitor’s facility in close proximity to TSI Holdings NJ’s location in Ramsey, New Jersey.  This matter settled for nominal consideration without any admission of liability on the Company’s part.
On or about October 6, 2016, Moelis & Company LLC commenced an action against TSI, LLC in the Supreme Court of the State of New York claiming entitlement to certain fees due pursuant to a Letter Agreement between the parties dated December 28, 2015. In consideration for Moelis & Company LLC’s services, it is claimed that TSI, LLC agreed to pay a debt discount transaction fee plus costs and expenses incurred. While the Company disagreed and objected to Moelis' claim, solely for business purposes, TSI, LLC settled the matter in 2016.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB. The following table sets forth, for each quarterly period in the last two fiscal years, the high and low sales prices (in dollars per share) of our common stock as quoted or reported on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2016:
First Quarter	$3.02	$0.92
Second Quarter	$3.97	$2.39
Third Quarter	$3.45	$2.43
Fourth Quarter	$3.16	$2.10
Year ended December 31, 2015:
First Quarter	$7.69	$6.00
Second Quarter	$7.01	$2.54
Third Quarter	$3.13	$1.92
Fourth Quarter	$3.08	$1.12
Holders
As of February 17, 2017, there were approximately 98 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.
Dividends Policy
On each of March 5, 2014 and June 5, 2014 the Company paid a quarterly cash dividend of $0.16 per share to common stock holders. The Company did not declare any dividends in 2016 and 2015. The cash dividends were funded by available cash on hand.
The board of directors does not currently intend to declare dividends. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. If we decide to pay a dividend, we may rely on cash on hand at TSI Holdings, which was approximately $506,000 at December 31, 2016, and distributions received from our subsidiaries to provide the funds necessary to pay dividends on our common stock. The existing credit agreement of TSI, LLC restricts the ability of our subsidiaries to pay cash distributions to TSI Holdings in order for TSI Holdings to pay cash dividends except (a) in an amount, when combined with certain prepayments of indebtedness, of up to $35.0 million, subject to pro forma compliance with a total leverage ratio of no greater than 4.50:1.00 and no default or event of default existing or continuing under the credit agreement, and (b) an additional amount based on excess cash flow, such additional amounts subject to pro forma compliance with a total leverage ratio of less than 4.00:1.00 and no default or event of default existing or continuing under the credit agreement.
Issuer Purchases of Equity Securities
We did not purchase any equity securities during the fourth quarter ended December 31, 2016.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than as previously reported in a Current Report on Form 8-K.

Stock Performance Graph
The graph depicted below compares the changes in our cumulative total stockholder return with the cumulative total return of the Russell 2000 and the NASDAQ composite indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Town Sports International Holdings, Inc, the NASDAQ Composite Index, and the Russell 2000 Index

*	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	December 31,
	2011	2012	2013	2014	2015	2016
Town Sports International Holdings, Inc	$100.00	$189.19	$264.97	$111.64	$22.36	$46.98
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
Russell 2000	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45

Notes :

(1)	The graph covers the period from December 31, 2011 to December 31, 2016.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2011, in our common stock, in the Russell 2000 and in the NASDAQ composite indexes and that all dividends were reinvested.

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

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act, or the Exchange Act that might incorporate by reference this Annual Report or future filings made by the Company under those statutes, the Stock Performance Graph is not deemed filed with the SEC, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes, except to the extent that the Company specifically incorporates such information by reference into a previous or future filing, or specifically requests that such information be treated as soliciting material, in each case under those statutes.
Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(In thousands, except share, per share, club and membership data)
The selected consolidated balance sheet data as of December 31, 2016 and 2015 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the selected consolidated statement of operations and cash flow data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included herein. Other data and club and membership data for all periods presented have been derived from our unaudited books and records. Our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial and other data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$396,921	$424,323	$453,842	$470,225	$478,981
Operating expenses:
Payroll and related	149,029	175,898	177,009	174,894	181,632
Club operating	185,104	196,725	192,716	179,683	178,950
General and administrative	24,702	30,683	31,352	28,431	24,139
Depreciation and amortization	43,727	47,887	47,307	49,099	49,391
Impairment of fixed assets	742	14,571	4,569	714	3,436
Impairment of goodwill	—	31,558	137	—	—
Gain on sale of building(1)	—	(77,146)	—	—	—
Gain on lease termination(2)	—	(2,967)	—	—	—
Insurance recovery related to damaged property(3)	—	—	—	(3,194)	—
Operating (loss) income	(6,383)	7,114	752	40,598	41,433
(Gain) loss on extinguishment of debt(4)	(37,893)	(17,911)	493	750	1,010
Interest expense, net of interest income	13,938	20,579	19,039	22,616	24,597
Equity in the earnings of investees and rental income	(242)	(2,361)	(2,402)	(2,459)	(2,461)
Income (loss) before provision (benefit) for corporate income taxes	17,814	6,807	(16,378)	19,691	18,287
Provision (benefit) for corporate income taxes(5)	9,771	(14,351)	52,611	7,367	6,321
Net income (loss)	$8,043	$21,158	$(68,989)	$12,324	$11,966
Earnings (loss) per share:
Basic	$0.31	$0.86	$(2.84)	$0.51	$0.51
Diluted	$0.31	$0.84	$(2.84)	$0.50	$0.50
Dividends declared per common share(6)	$—	$—	$0.32	$0.16	$3.00

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$45,596	$76,217	$93,452	$73,598	$37,758
Working capital (deficit) surplus	(6,323)	27,947	52,280	27,830	(11,825)
Total assets(7)	235,878	303,101	407,150	410,588	400,498
Long-term debt, including current installments(7)	196,825	266,740	297,188	311,705	306,067
Total stockholders’ (deficit) equity	(85,670)	(96,245)	(118,084)	(43,516)	(55,496)
Net debt(8)	156,404	199,200	214,832	251,402	277,985

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cash Flow Data:
Cash provided by (used in):
Operating activities	$21,190	$24,870	$4,758	$67,388	$60,053
Investing activities	(20,003)	(31,571)	(42,054)	(30,606)	(22,490)
Financing activities	(31,763)	(10,511)	57,503	(975)	(47,722)
Other Data:
Non-cash rental income, net of non-cash rental expense	(3,617)	(3,647)	(5,399)	(5,692)	(4,037)
Non-cash share-based compensation expense	1,807	1,386	1,911	2,204	1,306

	Year Ended December 31,
	2016	2015	2014	2013	2012
Club and Membership Data:
New clubs opened	1	1	4	—	—
Clubs acquired	—	—	—	6	—
BFX Studio locations converted to clubs	2	—	—	—	—
Clubs closed	(5)	(6)	(8)	(4)	—
Wholly-owned clubs operated at end of period	149	151	156	160	158
Total clubs operated at end of period(9)	150	152	158	162	160
BFX Studio locations at end of period	—	3	1	—	—
Total members at end of period(10)	544,000	541,000	484,000	497,000	510,000
Restricted members at end of period(11)	—	—	20,000	41,000	38,000
Comparable club revenue (decrease) increase(12)	(4.1)%	(5.6)%	(4.2)%	(1.8)%	1.6%
Revenue per weighted average club (in thousands)(13)	$2,634	$2,777	$2,842	$2,971	$3,032
Average revenue per member(14)	$728	$823	$941	$934	$922
Average Joining Fees collected per member(15)	$61	$72	$75	$59	$57
Annual attrition(16)	44.3%	46.9%	44.3%	41.9%	41.0%

(1)
The $77,146 gain on sale of building in the year ended December 31, 2015 was related to the sale of our East 86th Street property. Refer to Note 8 – Sale of Building to the Company’s consolidated financial statements for further details.

(2)	The $2,967 net gain on lease termination in the year ended December 31, 2015 was related to the termination of a lease for a planned club opening that was not yet effective.

(3)	The $3,194 of insurance recovery related to damaged property in the year ended December 31, 2013 was related to property damaged by Hurricane Sandy.

(4)
The $37,893 gain on extinguishment of debt recorded for the year ended December 31, 2016 was net of the write-off of deferred financing costs and debt discount of $545 and $1,561, respectively, and other costs related to the transaction. In April 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787. In May 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978. The purchased debt was transferred to TSI, LLC and canceled.

The $17,911 gain on extinguishment of debt recorded for the year ended December 31, 2015 included the write-off of related deferred financing costs and debt discount of $249 and $707, respectively, and other costs related to the transaction. In the year ended December 31, 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, and such debt was transferred to TSI, LLC and cancelled.
The $493 loss on extinguishment of debt recorded for the year ended December 31, 2014 is comprised of the write-off of unamortized debt issuance costs and debt discount in connection with the fourth quarter 2014 mandatory prepayment of $13,500 on the 2013 Term Loan Facility.
The $750 loss on extinguishment of debt recorded for the year ended December 31, 2013 is comprised of the write-off of net deferred financing costs and debt discount in connection with the November 15, 2013 debt refinancing. The proceeds from the 2013 Senior Credit Facility were used to repay the remaining outstanding principal amounts of a previous senior secured credit facility, entered into in May 2011, of $315,743 plus accrued and unpaid interest.
The $1,010 loss on extinguishment of debt recorded for the year ended December 31, 2012 is comprised of the $464 write-off of net deferred financing costs and debt discount related to the August 22, 2012 debt repricing and a write-off of $546 of net deferred financing costs and debt discount in connection with the August 28, 2012 voluntary prepayment of $15,000 on our term loan facility.

(5)
Corporate income taxes for the years ended December 31, 2016, 2015 and 2014 included non-cash charges of $54,193, $52,637 and $60,368, respectively, related to tax valuation allowances. Corporate income taxes for the years ended December 31, 2013 and 2012 included income tax benefits totaling $16 and $483, respectively, related to the correction of accounting errors. For the years ended December 31, 2016, 2015 and 2014, see Note 13 — Corporate Income Taxes to the Company’s consolidated financial statements in this Annual Report for further details.

(6)
In April 2014, February 2014 and November 2013, the board of directors of the Company declared quarterly cash dividends of $0.16 per share. The quarterly dividend was discontinued in the second quarter of 2014.

In the year ended December 31, 2012, the board of directors of the Company declared a special cash dividend of $3.00 per share.

(7)
Effective January 1, 2016, the Company elected to change its method of presentation relating to debt issuance costs in accordance with Accounting Standards Update (“ASU”) 2015-03. As a result, in 2015, 2014, 2013, and 2012, the Company reclassified $2,259, $2,683, $3,204 and $4,272, respectively, of deferred financing costs from other long-term assets to long-term debt.

(8)	Net debt represents the total principal balance of long-term debt outstanding, net of cash and cash equivalents.

(9)
Includes wholly-owned and one partly-owned club. Not included in the total club count is one partly-owned club in which we have an equity interest but operates under a different brand and locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and eight managed sites.

(10)	Represents members (including restricted members) at wholly-owned and partly-owned clubs. Restricted members primarily include students and teachers.

(11)
Restricted members (“Restricted Memberships”) primarily include students and teachers. This membership allowed for club usage at restricted times, at a discount to other memberships offered. The Restricted Membership was discontinued and the Company aggregated all members beginning in 2015.

(12)	Total revenue for a club is included in comparable club revenue increase (decrease) beginning on the first day of the thirteenth full calendar month of the club’s operation.

(13)	Revenue per weighted average club is calculated as total revenue divided by the product of the total number of clubs and their weighted average months in operation as a percentage of the period.

(14)
Average revenue per member is total revenue from wholly-owned clubs for the period divided by the average number of members from wholly-owned clubs for the period, where average number of memberships for the period is derived by dividing the sum of the total memberships at the end of each month during the period by the total number of months in the period.

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
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and consolidated results of operations in conjunction with the “Selected Consolidated Financial and Other Data” section of this Annual Report and our consolidated financial statements and the related notes appearing at the end of this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I, respectively, of this Annual Report.
Overview
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the U.S. and one of the largest fitness club owners and operators in the U.S. As of December 31, 2016, the Company, through its subsidiaries, operated 150 clubs. Our clubs collectively served approximately 544,000 members as of December 31, 2016. We owned and operated a total of 102 clubs under the NYSC brand name within a 120-mile radius of New York City as of December 31, 2016, including 35 locations in Manhattan where we are the largest fitness club owner and operator. We owned and operated 28 clubs in the Boston region under our BSC brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our WSC brand name and five clubs in the Philadelphia region under our PSC brand name as of December 31, 2016. In addition, as of December 31, 2016, we owned and operated three clubs in Switzerland and partly-owned one club that operated under a different brand name in Washington, D.C. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and Operating Expenses
We have two principal sources of revenue:

•
Membership revenue:    Our largest source of revenue is dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.7% of our total revenue for the year ended December 31, 2016. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue:    For the year ended December 31, 2016, we generated 16.8% of our revenue from personal training and 4.9% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes, as well as sales of miscellaneous sports products. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.6% of our total revenue for the year ended December 31, 2016) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships and generate management fees from certain club facilities that we do not wholly own. We also collect laundry related revenue for the laundering of towels for third parties. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the years ended December 31, 2016 and 2015, our attrition rate was 44.3% and 46.9%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the consolidated statement of operations and are not included in general and administrative expenses. Approximately 45% of general and administrative expenses relate directly to club operations including phone and data lines, computer maintenance, business licenses, office and sales supplies, general liability insurance, recruiting and training.
As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted.
Our primary capital expenditures relate to the construction or acquisition of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 2% of projected annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on acceptable terms and utilization and demand for the facility dictate. In this regard, facility remodeling is also considered where appropriate.
Operating income is impacted by certain charges and benefits which can fluctuate year to year. In 2016, operating income was impacted by fixed asset impairment charges of $742,000 related to underperforming clubs. In 2015, operating income included a gain on sale of building of $77.1 million and gain on lease termination of $3.0 million, partially offset by goodwill impairment charges of $31.6 million associated with the NYSC and BSC regions, and fixed asset impairment charges of $14.6 million related to underperforming clubs. In 2014, operating income was impacted by fixed asset impairment charges of $4.6 million related to underperforming clubs, and goodwill impairment charges of $137,000 associated with one outlier club.

	Year Ended December 31,
	2016	2015	2014
	($ amounts in thousands)
Operating (loss) income	$(6,383)	$7,114	$752
(Decrease) increase over prior period	(189.7)%	846.0%	(98.1)%
Net income (loss)	$8,043	$21,158	$(68,989)
(Decrease) increase over prior period	(62.0)%	130.7%	(659.8)%
Cash flows provided by operating activities	$21,190	$24,870	$4,758
(Decrease) increase over prior period	(14.8)%	422.7%	(92.9)%
Historically, we have focused on building or acquiring clubs in areas where we believe the market is underserved or where new clubs are intended to replace existing clubs at their lease expiration. Based on our experience, a new club tends to experience a significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of our immature clubs will increase as they mature. In contrast, operating income margins may be negatively impacted in the near term in our recent and planned club openings. In most cases, we are able to transfer many of the members of closed clubs to other clubs thereby enhancing overall profitability. During 2016, we opened one new location. During 2017, we also plan to open two additional locations in New York City. In addition, our operating income margins have been, and may continue to be negatively affected by our lower average dues per membership.

As of December 31, 2016, 149 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C., was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington D.C., which does not operate under the WSC brand, with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting is also applied. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and eight managed sites.
Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2014
First Quarter	(4.7)%
Second Quarter	(4.5)%
Third Quarter	(4.5)%
Fourth Quarter	(3.9)%	(4.2)%
2015
First Quarter	(3.5)%
Second Quarter	(5.4)%
Third Quarter	(7.1)%
Fourth Quarter	(6.7)%	(5.6)%
2016
First Quarter	(7.6)%
Second Quarter	(4.5)%
Third Quarter	(3.0)%
Fourth Quarter	(2.2)%	(4.1)%
Key determinants of comparable club revenue increases (decreases) are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).
The comparable club revenue decline experienced in 2016 was primarily due to lower average dues per membership, partially offset by an increase in membership sales volume and annual fees. The comparable club revenue decline experienced in 2015 and 2014 was primarily due to the decline in membership dues. In 2015, the effect of new members enrolling at lower monthly dues combined with members cancelling who were paying higher monthly dues was only partially offset by an increase in membership sales volume.

Historical Club Count

	Year Ended December 31,
	2016	2015	2014
Wholly-owned clubs operated at beginning of period	151	156	160
New clubs opened	1	1	4
BFX Studio locations converted to clubs	2	—	—
Clubs closed	(5)	(6)	(8)
Wholly-owned clubs operated at end of period	149	151	156
Partly-owned clubs operated at end of period(1)	1	1	2
Total clubs operated at end of period(1)(2)(3)	150	152	158

(1)	Excludes one partly-owned club that operated under a different brand name in our Washington, D.C. region.

(2)
Includes wholly-owned clubs and one partly-owned club. Not included in the total club count are locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and eight managed sites.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.5	41.5	39.0
Club operating	46.7	46.4	42.5
General and administrative	6.2	7.2	6.9
Depreciation and amortization	11.0	11.3	10.4
Impairment of fixed assets	0.2	3.4	1.0
Impairment of goodwill	—	7.4	—
Gain on sale of building	—	(18.2)	—
Gain on lease termination	—	(0.7)	—
	101.6	98.3	99.8
Operating (loss) income	(1.6)	1.7	0.2
(Gain) loss on extinguishment of debt	(9.5)	(4.2)	0.1
Interest expense	3.5	4.9	4.2
Equity in the earnings of investees and rental income	(0.1)	(0.6)	(0.5)
Income (loss) before provision (benefit) for corporate income taxes	4.5	1.6	(3.6)
Provision (benefit) for corporate income taxes	2.5	(3.4)	11.6
Net income (loss)	2.0%	5.0%	(15.2)%

Year ended December 31, 2016 compared to year ended December 31, 2015
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2016		2015
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$296,795	74.8%	$309,096	72.8%	(4.0)%
Initiation and processing fees	7,636	1.9%	13,644	3.2%	(44.0)%
Membership revenue	304,431	76.7%	322,740	76.0%	(5.7)%
Personal training revenue	66,487	16.8%	73,191	17.3%	(9.2)%
Other ancillary club revenue	19,642	4.9%	22,138	5.2%	(11.3)%
Ancillary club revenue	86,129	21.7%	95,329	22.5%	(9.7)%
Fees and other revenue	6,361	1.6%	6,254	1.5%	1.7%
Total revenue	$396,921	100.0%	$424,323	100.0%	(6.5)%
Revenue decreased $27.4 million, or 6.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, as a result of lower membership revenue and ancillary club revenue. Revenue decreased approximately $16.8 million at our clubs opened over than 24 months (“mature clubs”) and $13.6 million at closed clubs. These decreases were partially offset by a $3.0 million increase in revenue from our clubs that were opened within the last 24 months.
Membership dues revenue decreased $12.3 million, or 4.0% in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily reflecting lower average dues per membership and the effect of club closures, partially offset by an increase in annual fees.
Initiation and processing fees revenue decreased $6.0 million, or 44.0% in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily reflecting a decrease in initiation fees collected per new membership which began in the third quarter of 2015, and a reduction in new memberships. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. As the high initiation fees that were initially collected in relation to the conversion to the lower pricing model in 2014 and the first half of 2015 continue to fully amortize and are no longer part of the calculation, we expect this revenue to decrease further. The decrease was also due to the effect of higher estimated average membership life of 25 months for the full year of 2016 versus 22 months for the same prior-year period, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue decreased $6.7 million, or 9.2% in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a decline in sales volume for our personal training products, as well as the impact of club closures.
Other ancillary club revenue decreased $2.5 million, or 11.3%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to decreased revenue from our Sports Clubs for Kids programs.
Comparable club revenue decreased 4.1% in the year ended December 31, 2016 compared to the year ended December 31, 2015. The price of membership dues and enrollment fees decreased on average which was partially offset by an increase in memberships at our comparable clubs.

Operating Expenses
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2016	2015	$ Variance	% Variance
Payroll and related	$149,029	$175,898	$(26,869)	(15.3)%
Club operating	185,104	196,725	(11,621)	(5.9)%
General and administrative	24,702	30,683	(5,981)	(19.5)%
Depreciation and amortization	43,727	47,887	(4,160)	(8.7)%
Impairment of fixed assets	742	14,571	(13,829)	(94.9)%
Impairment of goodwill	—	31,558	(31,558)	(100.0)%
Gain on sale of building	—	(77,146)	77,146	100.0%
Gain on lease termination	—	(2,967)	2,967	100.0%
Operating expenses	$403,304	$417,209	$(13,905)	(3.3)%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses for the year ended December 31, 2016 decreased $26.9 million, or 15.3%, compared to the year ended December 31, 2015, primarily reflecting decreased overhead and club payroll associated with club closures, headcount reductions and other cost savings initiatives. In the years ended December 31, 2016 and 2015, Payroll and related expenses also included $1.7 million and $3.0 million, respectively, of separation expense primarily related to the departure of certain executive officers.
Club operating. Club operating expenses decreased $11.6 million or 5.9% in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was principally attributable to the following:

•
Marketing expenses decreased $4.7 million mainly due to reduced spending in the year ended December 31, 2016 related to our cost-savings initiatives, and the increased advertising spend in the year ended December 31, 2015 associated with the roll-out of the lower pricing model.

•
Repair and maintenance expenses decreased $2.9 million primarily reflecting a decrease in vendor costs as well as other cost-savings initiatives. The decline also reflected the effect of club closures.

•
Utilities expenses decreased $2.3 million primarily reflecting the effect of club closures, and lower electric rates, lower energy prices due to the mild weather experienced in our markets in the year ended December 31, 2016.

•
Rent and occupancy expenses decreased $327,000 in the year ended December 31, 2016 compared to the year ended December 31, 2015.  The decrease was driven by savings of $3.3 million for closed clubs, and a decrease in early lease termination penalties of $1.3 million. Offsetting these decreases was an increase of $2.9 million at mature clubs primarily due to rent escalations and an increase of $1.4 million related to newly opened clubs and one future club.

General and administrative. General and administrative expense decreased $6.0 million, or 19.5%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily reflecting the results of our cost savings initiatives. In addition, for the year ended December 31, 2015, it included costs of $899,000 associated with the changes to our Board of Directors and other related expenses.
Depreciation and amortization. In the year ended December 31, 2016 compared to the year ended December 31, 2015, depreciation and amortization expense decreased $4.2 million, or 8.7%, primarily due to a decline in our depreciable fixed assets base resulting from club closures and impairment charges.
Impairment of fixed assets.  We recorded fixed asset impairment charges of $742,000 and $14.6 million at underperforming clubs in the year ended December 31, 2016 and 2015, respectively.
Impairment of goodwill. We did not have goodwill impairment charges in the year ended December 31, 2016. In the year ended December 31, 2015, as a result of the significant decrease in market capitalization and a decline in our current performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, we wrote off $31.6 million of goodwill associated with these reporting units.

Gain on Sale of Building. On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million. Concurrent with the closing of the transaction, we leased back the portion of the property comprising our health club (“Initial Lease”) and had agreed to vacate the property in connection with the purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, we had agreed to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. In March 2015, we received the remaining proceeds that had been held in escrow of $500,000.
On December 23, 2015, we terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3.5 million in connection with the termination. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, we recorded a $77.1 million gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in the consolidated statements of operations for the year ended December 31, 2015.
Gain on lease termination. In the year ended December 31, 2015, we recorded a $3.0 million net gain on lease termination related to the termination of a lease for a planned club opening that was not yet effective.
Gain on Extinguishment of Debt
On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in 2016 of $37.9 million. The gain was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. The purchased debt described above was transferred to TSI, LLC and canceled.
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
Interest Expense
Interest expense decreased by $6.6 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily reflecting the effect of principal payments made on, and purchases of debt outstanding under, the 2013 Term Loan Facility in late 2015 and early 2016. Additionally, in 2015, we recorded approximately $2.0 million of non-cash rental income related to our former tenant following the legal sale of this location in September 2014. Because the legal sale of our East 86th Street property was characterized for accounting purposes as a financing rather than a sale, the rental payments were treated as interest on the financing arrangement until any continuing involvement in the property ceased. In December 2015, we terminated our current lease and the agreement to enter into our future lease with the purchaser/landlord, so this sale-leaseback transaction was accounted for as a completed sale in December 2015.
Provision (Benefit) for Corporate Income Taxes
We recorded income tax expense of $9.8 million during the year ended December 31, 2016. For year ended December 31, 2015, we recorded an income tax benefit of $14.4 million, which included a decrease of $17.3 million (net of the elimination of federal effect of state deferred taxes); to the full valuation allowance against the U.S. net deferred tax assets. Our effective tax rate was 55% and (211)% for the years ended December 31, 2016 and 2015, respectively. Separate from the impact of valuation allowance, our effective tax rate was 37% and 38% for the years ended December 31, 2016 and 2015, respectively.
As of both December 31, 2016 and 2015, we have a net deferred tax liability of $61,000 as there is a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance was $17,000 as of both December 31, 2016 and 2015.
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
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We recorded valuation allowances in the amounts of $54.2 million and $52.6 million as of December 31, 2016 and 2015, respectively.
In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets generally cannot be used as a source of income to realize deferred tax assets with a definitive loss carry forward period. We do not amortize goodwill for book purposes but have amortized goodwill with tax basis for tax purposes. The deferred tax liabilities recorded at December 31, 2016 and 2015 related to the tax effect of differences between the book and tax basis of goodwill that is not expected to reverse until some indefinite future period for our goodwill from operations of our clubs in Switzerland (“Swiss Operations”).
We are currently under examination in New York State (2006 through 2014). In May 2016, we consented to extend the assessment period for tax years 2006 - 2012 through June 30, 2017. In a revised letter dated December 12, 2016, we received a revised assessment from the State of New York related to tax years 2006-2009 for $4.7 million, inclusive of $2.0 million of interest. We disagreed with the proposed assessment and have scheduled a conciliation conference with the State of New York to appeal the assessment. We have not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made. Additionally, we are also under examination in New York City (2006 through 2012), which we have consented to extend the assessment period through December 31, 2017. We were also recently notified by the Internal Revenue Service that they intend to examine federal income tax returns for the years ended December 31, 2014 and 2015.
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
Membership dues revenue decreased $34.1 million, or 9.9%, in the year ended December 31, 2015 compared to the year ended December 31, 2014. The effect of new members enrolling at lower monthly dues combined with members who canceled who were paying higher monthly dues was only partially offset by an increase in membership sales volume. The decline was also partially offset by an increase in annual fees recognized of $9.9 million. Beginning in the third quarter of 2014, new memberships charged an annual fee in the first month of membership and on each annual anniversary date thereafter and were deferred and recognized, on a straight-line basis over 12 months.
Initiation and processing fees revenue increased $1.6 million, or 13.3%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily reflecting an increased amount of initiation fees charged during the first half of 2015 associated with an increase in membership sales volume, partially offset by a reduction in these fees charged during the second half of 2015 due to sales promotion. Our total member count increased 64,000 to 541,000 in 2015 compared to a decrease of 13,000 members in 2014 primarily due to the implementation of the lower pricing model. Initiation and processing fees are recognized into revenue over the estimated average membership life.
Personal training revenue increased $2.9 million, or 4.1%, to $73.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. Personal training revenue increased as a percentage of total revenue from 15.5% in 2014 to 17.3% in 2015. We offer a multi-session personal training membership product and fee-based class offerings to generate additional revenue.
Other ancillary club revenue decreased $166,000, or 0.7%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by decreased revenue from guest fees as these fees were not charged in most of our clubs for the majority of the year ended December 31, 2015. These decreases were partially offset by increased revenue from our studio classes.
Comparable club revenue decreased 5.6% in the year ended December 31, 2015 compared to the year ended December 31, 2014. The price of membership dues and enrollment fees decreased on average which was partially offset by an increase in memberships at our comparable clubs.
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
N/A - not meaningful
Operating expenses increased due to the following factors:
Payroll and related.  Payroll and related expenses for the year ended December 31, 2015 decreased $1.1 million, or 0.6%, compared to the year ended December 31, 2014. Personal training payroll increased $2.4 million which was related to the increase in personal training revenue. The increase also included $3.0 million separation obligations related to the departure of certain executive officers and severance charges of $817,000 associated with certain employees. These increases were more than offset by decreased overhead expenses and club expenses of $7.3 million associated with headcount reductions and other cost savings initiatives. These cost reductions primarily occurred in the second half of 2015.
Club operating.  Club operating expenses increased $4.0 million, or 2.1%, in the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was principally attributable to the following:

•
Marketing expenses increased $3.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 principally due to increased advertising spend associated with the lower pricing model.

•	Rent and occupancy expenses increased $2.5 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 principally due to the following:

◦	Mature clubs expenses increased $3.1 million resulting from rent escalations.

◦	Expenses associated with newly opened and future clubs and studio locations increased $919,000.

◦
In the year ended December 31, 2014, we recognized $2.9 million of gains related to the reversal of deferred rent in connection with leases terminated early which decreased rent and occupancy expenses in that period.

◦	Offsetting the above increases were savings of $4.6 million for closed clubs.

•	The above increases were partially offset by the results of our cost savings initiatives.
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
Impairment of goodwill.  As a result of the significant decrease in market capitalization and a decline in our performance primarily due to existing members downgrading their memberships to those with lower monthly dues and new members enrolling at lower rates that occurred between February 28, 2015 and May 31, 2015, we performed an interim impairment test as of May 31, 2015. We concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, as of May 31, 2015, we wrote off $31.6 million of goodwill associated with these reporting units. The February 28, 2014 annual impairment test resulted in a goodwill impairment charge of $137,000 associated with one outlier club in the year ended December 31, 2014.
Gain on Sale of Building.  On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million. Concurrent with the closing of the transaction, we entered into Initial Lease and agreed to vacate the property in connection with the purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, we agreed to enter into the New Club Lease. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased.
On December 23, 2015, the Company terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3.5 million in connection with the termination. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, the Company recorded a $77.1 million gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in the consolidated statements of operations in the year ended December 31, 2015.
Gain on lease termination. In the year ended December 31, 2015, we recorded a $3.0 million net gain on lease termination related to the termination of a lease for a planned club opening that was not yet effective.
(Gain) Loss on Extinguishment of Debt
In the year ended December 31, 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, and such debt was transferred to TSI, LLC and cancelled, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively.
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
(Benefit) Provision for Corporate Income Taxes
We recorded income tax benefit of $14.4 million during the year ended December 31, 2015, which included a decrease of $17.3 million (net of the elimination of federal effect of state deferred taxes); to the full valuation allowance against the U.S. net deferred tax assets. For year ended December 31, 2014, we had recorded a tax provision of $52.6 million. Our effective tax rate was (211)% and (321)% for the years ended December 31, 2015 and 2014, respectively. Separate from the impact of valuation allowance, our effective tax rate was 38% and 48% for the years ended December 31, 2015 and 2014. Our effective tax rates for 2015 and 2014 were favorably impacted by tax benefits derived from the captive insurance arrangement by approximately 14% and 7%, respectively. Additionally, our effective rate was adversely impacted to 369% in connection with recording a valuation allowance against U.S. deferred tax assets during the year ended December 31, 2014 and by 249% for the change in valuation allowance against U.S. deferred tax assets during the year ended December 31, 2015.
As of December 31, 2015, we had a net deferred tax liability of $61,000 as there was a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance as of December 31, 2015 was $17,000. For the year ended December 31, 2014 we had a net deferred tax liability of $11.6 million as there was a full valuation allowance recorded against the U.S. net deferred tax assets. The state net deferred tax liability balance at December 31, 2014 was $3.3 million. The decrease in deferred tax liabilities was due to the impairment of goodwill and purchase of debt during 2015.
We were under examination in New York State (2006 through 2012). In September 2015, we consented to extend the assessment period for tax years 2006-2011 through March 31, 2016 and tax year 2011 through September 14, 2016. On January 13, 2016, we received a revised assessment from the State of New York related to tax years 2006-2009 for $4.1 million, inclusive of $1.6 million of interest. We continued to evaluate the merits of the proposed assessment as new information becomes available during continued discussions with the State of New York. We had not recorded a tax reserve related to the proposed assessment. It was difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made. Additionally, we were also under examination in New York City (2006 through 2012), which we consented to extend the assessment period through December 31, 2016.
Liquidity and Capital Resources
We have been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which we compete. New members have been joining at lower monthly rates and cancellations of members paying higher rates will continue to negatively impact our results and liquidity if these trends are not reversed. In response to this, we initiated cost savings initiatives in 2015 that continued through 2016 to help mitigate the impact the decline in revenue has had on our profitability and cash flow from operations.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under its senior credit facility in the open market for $10.9 million, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the senior credit facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the senior credit facility for $26.0 million, or 41.6% of face value. All of the above purchased debt was transferred to TSI, LLC and canceled.
Our ability to fund operations and capital expenditures is dependent upon our ability to generate sufficient cash from operations coupled with cash on hand. We believe we have sufficient liquidity from a combination of cash on hand and cash to be generated from operations to fund anticipated capital expenditures and currently scheduled debt service for at least the next 12 months. As further described in Note 7 - Long-Term Debt to our consolidated financial statements to this Annual Report, we maintain the 2013 Senior Credit Facility, the 2013 Term Loan Facility and the 2013 Revolving Loan Facility. The 2013 Term Loan Facility carries a gross principal balance of $202.0 million and will mature on November 15, 2020. The terms of the 2013 Senior Credit Facility include a financial covenant under which we are not able to utilize more than 25%, or $11,250 in accordance with terms of the credit agreement, of the 2013 Revolving Loan Facility if the total leverage ratio (as defined) exceeds 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing). As of December 31, 2016, the total leverage ratio was slightly below 4.50:1.00. Any new borrowings on the 2013 Revolving Loan Facility would be pursuant to the terms and subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility is scheduled to mature in November 2018 and under this facility we have $2.9 million in letters of credit that, if still outstanding, will likely need to be funded by our cash.

We continue to focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including the sale of certain assets, club acquisitions, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives including opportunities to reduce TSI, LLC's existing debt and further cost savings initiatives, among other possibilities, if any. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and debt restructurings. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of December 31, 2016, we had $45.6 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2016, $21.0 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, debt purchases and other capital expenditures necessary to upgrade, expand and renovate existing clubs. Failure to maintain our club equipment could lead to decreased member satisfaction and increased member attrition and therefore could negatively affect future operating results and cash generated from operations. In March 2014 and June 2014, we paid a cash dividend of $0.16 per share. Any determination to pay future dividends will be made by the board of directors and will take into account such matters as cash on hand, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. We believe that our existing cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to fund capital expenditures, working capital needs and other liquidity requirements associated with our operations through at least the next 12 months.
Operating Activities.    Net cash provided by operating activities decreased $3.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Decreases in operating cash included the following:

•	Cash collected for membership dues decreased by $24.2 million.

•
Cash collected for member enrollment, including the initial annual fee paid upon joining, decreased by $9.7 million, which was related to the decrease in memberships sold and a reduction in joining fees collected per membership.

•	Cash collected for personal training memberships decreased by $6.5 million.

•	Cash collected for the termination of a lease related to a future club opening decreased $3.1 million.

•	Cash collected for tax refunds decreased by $783,000.

•	Cash paid for income taxes increased by $11.2 million primarily resulting from the gain from purchases of debt outstanding under the 2013 Term Loan Facility.
Offsetting increases in operating cash included the following:

•
Cash paid for various operating expenses decreased due to our cost savings initiatives including, among others, cash paid for payroll of $27.5 million, marketing of $4.6 million, repair and maintenance of $3.2 million, utilities of $3.0 million.

•	Cash paid for interest decreased by $4.5 million due to principal payments made on, and purchases of debt outstanding under the 2013 Term Loan Facility.

•	Cash paid for lease termination penalties decreased by $1.3 million.

•	Cash collected for recurring annual and rate lock fees increased by $3.8 million.

•	Cash collected for landlord contributions increased by $792,000.
Net cash provided by operating activities for the year ended December 31, 2015 increased $20.1 million compared to the year ended December 31, 2014 primarily due to the following.

•
Cash paid for income taxes decreased by $23.4 million primarily related to the legal sale of the East 86th Street property in the year ended December 31, 2014, which was treated as a financing arrangement for accounting purposes, but recognized as of the date of sale for federal and state income taxes at the time of the legal sale. We also received an income tax refund of $7.8 million in the year ended December 31, 2015.

•
Cash collected for member enrollment, including the initial annual fee paid upon joining, increased by $10.8 million, which was related to the increase in memberships sold, and recurring annual and rate lock fees collected increased by $1.6 million.

•	Cash collected for personal training memberships increased by $2.7 million.

•	Cash collected for the termination of a lease related to a future club opening increased by $3.1 million.

•
Accrued payroll expenses decreased by $4.9 million in 2014 and increased by $1.3 million in 2015 generating a favorable cash flow variance of $6.2 million. Accrued payroll was unusually high as of December 31, 2013 principally due to timing differences in payroll payments.

•
The differences in the timing of other collections and payments made associated with accounts receivable, prepaid expenses, accounts payable and accrued expenses generated a favorable cash flow variance of approximately $8.4 million.

•	These increases were partially offset by a decrease in membership dues collected of $43.9 million in 2015.
Investing Activities. Net cash used in investing activities decreased $11.6 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the decreased activity in building new clubs as well as fewer clubs operating in the 2016 period. Also, the $1.1 million funding for a separation obligation was recorded as restricted cash in 2015, which generated a favorable cash variance for 2016.
Net cash used in investing activities decreased $10.5 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to the decreased activity in the building of new clubs. The decrease also included a $1.1 million executive separation obligation related to our former Executive Chairman in 2015.
The 2016 investing activities included approximately $5.0 million of capital expenditures related to 2016 and 2017 club openings, $5.0 million to continue to enhance or upgrade existing clubs, including approximately $1.8 million related to our new brand refresh completed at five clubs, and approximately $2.8 million related to major renovations at clubs, including the purchase of new fitness equipment. We also invested approximately $3.3 million related to the expansion of our laundry facility and $1.8 million to enhance our management information and communication systems, including our new website and member application.
The 2015 investing activities included approximately $9.1 million related to 2015 and 2016 openings, approximately $14.4 million to continue to enhance or upgrade existing clubs and $4.5 million principally related to major renovations at clubs, including the purchase of new fitness equipment. In addition, we invested $2.5 million to enhance our management information and communication systems.
Capital expenditures are funded by cash flow from operations and available cash on hand.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2016 was $31.8 million compared to $10.5 million for the year ended December 31, 2015. In the year ended December 31, 2016, TSI Holdings settled two transactions to purchase a total of $71.1 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $29.8 million, or an average of 41.8% of face value. In the year ended December 31, 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million. The purchased debt described above was transferred to TSI, LLC and canceled. The total principal payments made on the 2013 Term Loan Facility were $2.3 million in the year ended December 31, 2016, compared to $3.0 million in the year ended December 31, 2015. In the year ended December 31, 2015, financing activities also consisted of gross cash proceeds from the sale of the East 86th Street property of $4.0 million.
Net cash used in financing activities for the year ended December 31, 2015 was $10.5 million compared to net cash provided by financing activities of $57.5 million for the year ended December 31, 2014, which was primarily related to the legal sale of the East 86th Street property in 2014 and the buyback of debt in 2015. In the years ended December 31, 2015 and 2014, we received gross cash proceeds related to the sale of the East 86th Street property of $4.0 million and $83.4 million, respectively. The 2014 cash proceeds were partially offset by $3.2 million of real property transfer taxes, broker fees and other costs associated with this property sale. In the year ended December 31, 2015, TSI Holdings used $10.9 million to purchase debt outstanding under the 2013 Senior Credit Facility in the open market (see paragraph above). In addition, total principal payments made on the 2013 Term Loan Facility were $3.0 million in the year ended December 31, 2015 compared to $16.7 million in the year ended December 31, 2014. Also, in the year ended December 31, 2015, we paid cash dividends to common stockholders of $213,000 and a $246,000 redemption price to the holders of the rights pursuant to a stockholder rights plan, compared to a dividend payment of $7.9 million in the year ended December 31, 2014.

2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into the 2013 Senior Credit Facility, pursuant to a credit agreement among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists the 2013 Term Loan Facility and the 2013 Revolving Loan Facility. Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5.1 million and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheets. The Company also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2016, TSI LLC made a total of $22.0 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2016, TSI Holdings had a cash balance of approximately $506,000.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value, which resulted in a gain on extinguishment of debt of $17.9 million, including the write-off of related deferred financing costs and debt discount of $249,000 and $707,000, respectively. On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in 2016 of $37.9 million with a tax effect of $13.5 million. When this was netted with our operating loss, it resulted in a tax provision for 2016 of $9.8 million. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of December 31, 2016, the total leverage ratio was slightly below 4.50:1.00. Other than $2.9 million of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of December 31, 2016. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25%, or $11.3 million, in accordance with terms of credit agreement, of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, accounted for as a building financing arrangement, described in Note 8 - Sale of Building to our consolidated financial statements in this Annual Report, the Company received approximately $43.5 million in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, the Company made a mandatory prepayment of $13.5 million on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, the Company recorded loss on extinguishment of debt of $493,000, consisting of the write-off of unamortized debt issuance costs and debt discount of $119,000 and $374,000, respectively, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2014. To the extent the proceeds of the sale of the East 86th Street property were not reinvested within 30 months of the date of sale, the Company may have been required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. The Company has reinvested all the remaining net proceeds from the sale.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2016 did not result in any required payments.
As of December 31, 2016, the 2013 Term Loan Facility has a gross principal balance of $202.0 million and a balance of $196.8 million net of unamortized debt discount of $3.9 million and unamortized debt issuance costs of $1.3 million. As of December 31, 2016, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of December 31, 2016, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2016 was $42.1 million, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing.
Financial Instruments
In our normal operations, we are exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on our cash flows, we may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Derivatives are not entered into for trading purposes and we only use commonly traded instruments. Currently, we have used derivatives solely relating to the variability of cash flows from interest rate fluctuations.
We originally entered into an interest rate swap arrangement on July 13, 2011 in connection with a previous senior secured credit facility that has been terminated. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by ASC 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2016, 2015 and 2014.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Consolidated Debt
As of December 31, 2016, our total principal amount of debt outstanding was $202.0 million. This substantial amount of debt could have significant consequences, including:

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
We believe that we have, or will be able to, obtain or generate sufficient funds to finance our current operating plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.
Gain on Sale of Building
On September 12, 2014, we completed the legal sale of our property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85.7 million. Concurrent with the closing of the transaction, we entered into the Initial Lease and agreed to vacate the property in connection with the purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, we agreed to enter into the New Club Lease. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. In March 2015, we received the remaining proceeds that had been held in escrow of $500,000.
On December 23, 2015, we terminated the Initial Lease and the agreement to enter into the New Club Lease and received gross proceeds of $3.5 million in connection with the termination. Because the lease was terminated with no continuing involvement, this sale-leaseback transaction was accounted for as a completed sale as of December 23, 2015. Under this treatment, we recorded a $77.1 million gain, previously accounted for as a financing, on the sale of the property, recorded in Gain on sale of building in the consolidated statements of operations for the year ended December 31, 2015.

Contractual Obligations and Commitments
As of December 31, 2016, our contractual obligations listed in the table below and payments by period were as follows:

	Payments Due by Period (in thousands)
Contractual Obligations(4)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$202,000	$2,082	$4,165	$195,753	$—
Interest payments on long-term debt(2)	36,991	10,608	18,604	7,779	—
Operating lease obligations(3)	565,279	89,846	162,337	131,794	181,302
Total contractual obligations	$804,270	$102,536	$185,106	$335,326	$181,302
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2016 and no payments are currently required in 2017 or any future period.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of December 31, 2016.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

(4)
The table above does not reflect potential commitments in connection with our agreement with CYC Fitness Partners, LLC. Refer to Note 17 - Other Commitments to our consolidated financial statements in this Annual Report.

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
We had working capital deficit of $6.3 million as of December 31, 2016, compared to positive working capital of $27.9 million as of December 31, 2015. Major components of our working capital deficit on the current liability side are deferred revenues, accounts payable, accrued expenses (including, among others, accrued payroll and occupancy costs), and the current portion of long-term debt. As of December 31, 2016, these current liabilities more than offset the current assets, which consist of cash and cash equivalents, accounts receivable, prepaid corporate income taxes, and prepaid expenses and other current assets. This decrease of $34.3 million is primarily due to payment of cash for the purchases of long-term debt of $29.8 million as well as the decrease in prepaid income taxes of $5.4 million. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $34.6 million and $40.2 million at December 31, 2016 and December 31, 2015, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. We expect to record a working capital deficit in future periods and believe our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Recent Changes in or Recently Issued Accounting Standards
For details of applicable new accounting standards, please, see Note 3 — Recent Accounting Pronouncements to our consolidated financial statements in this Annual Report.
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
Estimated average membership life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. As of December 31, 2016, the average membership life was 25 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary.
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
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with Financial Accounting Standards Board (“FASB”) guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized.
In the year ended December 31, 2016, 2015 and 2014, we recorded fixed asset impairment charges of $742,000, $14.6 million and $4.6 million, respectively. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations. We will continue to monitor the performance of the clubs on a quarterly basis. If we under-perform against forecasts, we may record additional impairment charges in future quarters.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units, and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of December 31, 2016, only the SSC region had a remaining goodwill balance.
Both the February 29, 2016 and 2015 annual impairment tests supported the goodwill balance and as such no impairment of goodwill was required. The Company also performed an interim impairment test as of May 31, 2015 and concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, as of May 31, 2015, the Company wrote off $31,558 of goodwill associated with these reporting units. The Company did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit.
2016 Impairment Test
For the February 29, 2016 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the SSC reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 29, 2016. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 29, 2016 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result.
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
2015 Impairment Tests
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
Based on the weight of the evidence at December 31, 2014, we were projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. We determined that it was appropriate to conclude that there would be losses that are projected in the near term due to our conversion to the lower pricing model in a substantial majority of our clubs, which includes lower membership revenue. We continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on these factors, most notably the projected three year cumulative loss, in the fourth quarter of 2014, we recorded a $60.4 million non-cash charge to income tax expense to establish a full valuation allowance against our U.S. net deferred tax assets. As of December 31, 2016, we continue to maintain a full valuation allowance of $54.2 million against outstanding net deferred tax assets as the company continues to have a three year cumulative loss position excluding one-time extraordinary income and expense items.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of December 31, 2016, we had $202.0 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument is recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of December 31, 2016, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $680,000.
For additional information concerning the terms of our 2013 Term Loan Facility, see Note 7 - Long-Term Debt to our consolidated financial statements in this Annual Report.
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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2016, we maintained effective internal control over financial reporting.
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
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their attestation report included following the signature page hereto, included in Item 15.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Patrick Walsh	Chairman and Chief Executive Officer, Town Sports International Holdings, Inc. and Chief Executive Officer, PW Partners Atlas Funds, LLC
Martin Annese	Principal, MJA Consulting, LLC
Jason M. Fish	Chief Investment Officer and member, Alliance Partners, LLC
Thomas J. Galligan III	Former Executive Chairman, Papa Gino’s Holdings Corp.
Spencer Wells	Partner, Drivetrain Advisors, LLC

Executive Officers:
Patrick Walsh	Chief Executive Officer
Carolyn Spatafora	Chief Financial Officer
Michelle Ryan	Chief Marketing Officer
Nitin Ajmera	Senior Vice President — Shared Services and Controller
Item 11.     Executive Compensation
The information with respect to executive compensation is incorporated herein by reference to the following sections of the Proxy Statement: “Executive Compensation.”
The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2016 Fiscal Year.”
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information about securities authorized for issuance under equity compensation plans is incorporated herein by reference to the following section of the Proxy Statement: “Executive Compensation - Equity Compensation Plan Information.”
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
(3)    Exhibits. See Item 15(b) below.
(b)    Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits immediately following page F-35 of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2017.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ PATRICK WALSH

Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ PATRICK WALSH	Chairman and Chief Executive Officer	February 22, 2017
	Patrick Walsh	(principal executive officer)

By:	/s/ CAROLYN SPATAFORA	Chief Financial Officer	February 22, 2017
	Carolyn Spatafora	(principal financial and accounting officer)

By:	/s/ MARTIN ANNESE	Director	February 22, 2017
Martin Annese

By:	/s/ JASON M. FISH	Director	February 22, 2017
Jason M. Fish

By:	/s/ THOMAS J. GALLIGAN III	Director	February 22, 2017
Thomas J. Galligan III

By:	/s/ L. SPENCER WELLS	Director	February 22, 2017
L. Spencer Wells

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Town Sports International Holdings, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2016.

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
February 22, 2017

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(All figures in thousands except share and per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$45,596	$76,217
Accounts receivable, net	1,221	1,923
Inventory	238	337
Deferred tax assets	—	1,549
Prepaid corporate income taxes	1,505	6,895
Prepaid expenses and other current assets	10,274	13,170
Total current assets	58,834	100,091
Fixed assets, net	170,580	195,341
Goodwill	1,008	1,025
Intangible assets, net	135	171
Deferred tax assets	—	219
Deferred membership costs	1,092	3,029
Other assets	4,229	3,225
Total assets	$235,878	$303,101
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,082	$2,810
Accounts payable	2,477	2,615
Accrued expenses	25,907	26,129
Accrued interest	119	129
Deferred revenue	34,572	40,225
Deferred tax liabilities	—	236
Total current liabilities	65,157	72,144
Long-term debt	194,743	263,930
Deferred lease liabilities	49,660	51,136
Deferred tax liabilities	61	1,593
Deferred revenue	440	319
Other liabilities	11,487	10,224
Total liabilities	321,548	399,346
Commitments and Contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both December 31, 2016 and December 31, 2015
Common stock, $0.001 par value; issued and outstanding 26,560,547 and 24,818,786 shares at December 31, 2016 and 2015, respectively	24	24
Additional paid-in capital	(6,261)	(8,386)
Accumulated other comprehensive loss	(168)	(523)
Accumulated deficit	(79,265)	(87,360)
Total stockholders’ deficit	(85,670)	(96,245)
Total liabilities and stockholders’ deficit	$235,878	$303,101
See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015 and 2014
(All figures in thousands except share and per share data)

	2016	2015	2014
Revenues:
Club operations	$390,560	$418,069	$447,871
Fees and other	6,361	6,254	5,971
	396,921	424,323	453,842
Operating Expenses:
Payroll and related	149,029	175,898	177,009
Club operating	185,104	196,725	192,716
General and administrative	24,702	30,683	31,352
Depreciation and amortization	43,727	47,887	47,307
Impairment of fixed assets	742	14,571	4,569
Impairment of goodwill	—	31,558	137
Gain on sale of building	—	(77,146)	—
Gain on lease termination	—	(2,967)	—
	403,304	417,209	453,090
Operating (loss) income	(6,383)	7,114	752
(Gain) loss on extinguishment of debt	(37,893)	(17,911)	493
Interest expense	13,940	20,579	19,039
Interest income	(2)	—	—
Equity in the earnings of investees and rental income	(242)	(2,361)	(2,402)
Income (loss) before provision (benefit) for corporate income taxes	17,814	6,807	(16,378)
Provision (benefit) for corporate income taxes	9,771	(14,351)	52,611
Net income (loss)	$8,043	$21,158	$(68,989)
Earnings (loss) per share:
Basic	$0.31	$0.86	$(2.84)
Diluted	$0.31	$0.84	$(2.84)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	25,568,371	24,630,898	24,266,407
Diluted	26,074,735	25,114,057	24,266,407
Dividends declared per common share	$—	$—	$0.32

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2016, 2015 and 2014
(All figures in thousands)

	2016	2015	2014
Net income (loss)	$8,043	$21,158	$(68,989)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for the years ended in December 31, 2016, 2015 and 2014	(176)	(165)	(545)
Interest rate swap, net of tax of $0 for the years ended in December 31, 2016, 2015 and 2014	531	(753)	(1,112)
Total other comprehensive income (loss), net of tax	355	(918)	(1,657)
Total comprehensive income (loss)	$8,398	$20,240	$(70,646)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2016, 2015 and 2014
(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2013	24,072,705	$24	$(13,846)	$2,052	$(31,746)	$(43,516)
Stock option exercises	73,043	—	133	—	—	133
Common stock grants	21,248	—	245	—	—	245
Restricted stock grants	196,500	—	—	—	—	—
Cancellation of options	—	—	(71)	—	—	(71)
Forfeiture of restricted stock	(41,247)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,666	—	—	1,666
Tax benefit from stock option exercises and restricted stock vesting, net	—	—	1,613	—	—	1,613
Tax benefit on dividend payments	—	—	205	—	—	205
Dividends declared on common stock	—	—	—	—	(7,736)	(7,736)
Dividend forfeitures	—	—	—	—	23	23
Net loss	—	—	—	—	(68,989)	(68,989)
Derivative financial instruments	—	—	—	(1,112)	—	(1,112)
Foreign currency translation adjustment	—	—	—	(545)	—	(545)
Balance at December 31, 2014	24,322,249	24	(10,055)	395	(108,448)	(118,084)
Stock option exercises	171,718	—	283	—	—	283
Common stock grants	67,609	—	445	—	—	445
Restricted stock grants	507,000	—	—	—	—	—
Forfeiture of restricted stock	(249,790)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	941	—	—	941
Dividend forfeitures	—	—	—	—	176	176
Net income	—	—	—	—	21,158	21,158
Derivative financial instruments	—	—	—	(753)	—	(753)
Foreign currency translation adjustment	—	—	—	(165)	—	(165)
Dividend related to registration rights	—	—	—	—	(246)	(246)
Balance at December 31, 2015	24,818,786	24	(8,386)	(523)	(87,360)	(96,245)
Stock option exercises	226,011	—	318	—	—	318
Common stock grants	206,750	—	246	—	—	246
Restricted stock grants	1,711,000	—	—	—	—	—
Forfeiture of restricted stock	(402,000)	—	—	—	—	—
Compensation related to stock options and restricted stock grants	—	—	1,561	—	—	1,561
Dividend forfeitures	—	—	—	—	52	52
Net income	—	—	—	—	8,043	8,043
Derivative financial instruments	—	—	—	531	—	531
Foreign currency translation adjustment	—	—	—	(176)	—	(176)
Balance at December 31, 2016	26,560,547	24	(6,261)	(168)	(79,265)	(85,670)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(All figures in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$8,043	$21,158	$(68,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,727	47,887	47,307
Impairment of fixed assets	742	14,571	4,569
Impairment of goodwill	—	31,558	137
Gain on sale of building	—	(77,146)	—
(Gain) loss on extinguishment of debt	(37,893)	(17,911)	493
Amortization of debt discount	1,006	1,288	1,304
Amortization of debt issuance costs	644	778	627
Amortization of building financing costs	—	124	31
Noncash rental income, net of non-cash rental expense	(3,617)	(3,647)	(5,399)
Share-based compensation expense	1,807	1,386	1,911
Net change in deferred taxes	—	(11,519)	40,129
Net change in certain operating assets and liabilities	1,500	9,185	(20,994)
Decrease in membership costs	1,937	4,367	1,329
Landlord contributions to tenant improvements	2,080	1,288	1,684
Increase in insurance reserves	1,130	1,087	482
Other	84	416	137
Total adjustments	13,147	3,712	73,747
Net cash provided by operating activities	21,190	24,870	4,758
Cash flows from investing activities:
Capital expenditures	(19,723)	(30,471)	(42,054)
Change in restricted cash	—	(1,100)	—
Other	(280)	—	—
Net cash used in investing activities	(20,003)	(31,571)	(42,054)
Cash flows from financing activities:
Proceeds from building financing arrangement	—	4,000	83,400
Building financing arrangement costs	—	—	(3,160)
Principal payments on 2013 Term Loan Facility	(2,266)	(3,038)	(16,716)
Repurchase of 2013 Term Loan Facility	(29,765)	(10,947)	—
Debt issuance costs	—	(350)	—
Cash dividends paid	(50)	(213)	(7,877)
Redemption paid pursuant to the Rights Plan	—	(246)	—
Proceeds from stock option exercises	318	283	133
Tax benefit from restricted stock vesting	—	—	1,723
Net cash (used in) provided by financing activities	(31,763)	(10,511)	57,503
Effect of exchange rate changes on cash	(45)	(23)	(353)
Net (decrease) increase in cash and cash equivalents	(30,621)	(17,235)	19,854
Cash and cash equivalents beginning of period	76,217	93,452	73,598
Cash and cash equivalents end of period	$45,596	$76,217	$93,452
Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$763	$1,446	$25
Decrease (increase) in inventory	99	219	(101)
Decrease (increase) in prepaid expenses and other current assets	2,997	596	(1,549)
(Decrease) Increase in accounts payable, accrued expenses and accrued interest	(2,298)	1,011	(9,856)
Change in prepaid corporate income taxes and corporate income taxes payable	5,471	4,774	(12,773)
(Decrease) increase in deferred revenue	(5,532)	1,139	3,260
Net change in certain working capital components	$1,500	$9,185	$(20,994)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(In thousands except share and per share data)
1.    Basis of Presentation
As of December 31, 2016, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 150 fitness clubs (“clubs”). The clubs are composed of 102 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 28 clubs in the Boston market under the “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of December 31, 2016.
The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and the clubs the Company owns in Switzerland, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
Beginning in the first quarter of 2016, the Company's chief operating decision maker discontinued the review of BFX Studio financial information separately for purposes of making operating decisions and assessing financial performance. Also, in the second half of 2016, all BFX Studio locations were converted to clubs, discontinuing the BFX Studio brand. Accordingly, the Company manages and reports results through one reportable segment. Previously, the Company managed and reported results through two reportable segments: clubs and BFX Studio.
Certain reclassifications were made to the reported amounts on the condensed consolidated balance sheet as of December 31, 2015 to conform to the presentation as of December 31, 2016.
The Company has been experiencing declining revenue from members for several years as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. New members have been joining at lower monthly rates and cancellations of members paying higher rates will continue to negatively impact the Company's results and liquidity if these trends are not reversed. In response to this, the Company initiated cost savings initiatives in 2015 that continued through 2016 to help mitigate the impact the decline in revenue has had on its profitability and cash flow from operations.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under its senior credit facility in the open market for $10,947, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the senior credit facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the senior credit facility for $25,978, or 41.6% of face value. All of the above purchased debt was transferred to TSI, LLC and canceled.
The Company’s ability to fund operations and capital expenditures is dependent upon its ability to generate sufficient cash from operations coupled with cash on hand. The Company believes it has sufficient liquidity from a combination of cash on hand and cash to be generated from operations to fund anticipated capital expenditures and currently scheduled debt service for at least the next 12 months. Failure to maintain club equipment could lead to decreased member satisfaction and increased member attrition and could therefore negatively affect future operating results and cash generated from operations. As further described in Note 7 - Long-Term Debt, the Company maintains a senior credit facility with its lenders which contains a term loan facility and a revolving loan facility. The term loan facility carries a gross principal balance of $202,000 and will mature on November 15, 2020. The terms of the senior credit facility include a financial covenant under which the Company is not able to utilize more than 25%, or $11,250 in accordance with terms of the credit agreement, of the revolving loan facility if the total leverage ratio (as defined in the credit agreement) exceeds 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing). As of December 31, 2016, the total leverage ratio was slightly below 4.50:1.00. Any new borrowings on the revolving loan facility would be pursuant to the terms and subject to the conditions applicable to borrowings under the Company’s senior credit facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. The revolving loan facility is scheduled to mature in November 2018 and under this facility we have $2,851 in letters of credit that, if still outstanding, will likely need to be funded by the Company's cash.

The Company continues to focus on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including the sale of certain assets, club acquisitions, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. The Company may also consider additional strategic alternatives including opportunities to reduce TSI, LLC's existing debt and further cost savings initiatives, among other possibilities, if any. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on the Company's liquidity and its operations and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, further reductions in working capital, debt restructurings and deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of TSI Holdings and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
 Revenue Recognition
The Company generally receives one-time non-refundable joining fees and monthly dues from its members. The Company offers both month-to-month and one-year commit memberships. Members can cancel their membership with a fee charged to those still under contract. Membership dues are recognized in the period in which access to the club is provided.
The Company's membership plans allow for club members to elect to pay a per visit fee to use non-home clubs. These usage fees are recorded to membership revenue in the month the usage occurs. Usage fees recorded were $1,015, $719 and $2,248 for the years ended December 31, 2016, 2015 and 2014, respectively.
Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid within one month of enrollment. Annual fees are amortized over 12 months. Deferred membership costs were $1,092 and $3,029 at December 31, 2016 and 2015, respectively.
The average membership life was 25 months for the year ended December 31, 2016, and 22 months for the years ended December 31, 2015 and 2014. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Revenues from ancillary services, such as personal training sessions, are recognized as services are performed. Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount collected for unused, expired personal training sessions to the State of New York as unclaimed property. As of December 31, 2016 and 2015, the Company had approximately $15,079 and $14,968, respectively, of unused and expired personal training sessions. We have not recognized any revenue from these sessions and have recorded the amounts as deferred revenue. The Company does not believe that these amounts are subject to the escheatment or abandoned property laws of any jurisdiction, including the State of New York. However, it is possible that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdictions.
In addition to the prepaid personal training sessions the Company also offers a personal training membership product which consists of single or multi-session packages ranging from four to 12 sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and must be used in each respective month. Members who purchase this product commit to a three month period and revenue is recognized ratably over this period.
The Company generates management fees from certain club facilities that are not wholly-owned. Management fees earned for services rendered are recognized at the time the related services are performed. These managed sites include three fitness clubs located in colleges and universities and eight managed sites. Revenue generated from managed sites was $1,892, $1,802 and $1,502 for the years ended December 31, 2016, 2015 and 2014, respectively.

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
In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $3,112 and $3,900 as of December 31, 2016 and 2015, respectively, pursuant to various state consumer protection laws.
Advertising and Club Pre-opening Costs
Advertising costs and club pre-opening costs are charged to operations during the period in which they are incurred, except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company for the years ended December 31, 2016, 2015 and 2014 totaled $6,384, $11,057 and $7,903, respectively and are included in Club operating expenses.
Cash and Cash Equivalents
The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. Cash related to this wholly-owned subsidiary of $276 and $275 are included in cash and cash equivalents at December 31, 2016 and 2015, respectively.
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
Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $3,190, $2,920 and $2,771 as of December 31, 2016, 2015 and 2014, respectively.
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
Lease termination gains and losses are recognized at fair value based on the expected settlement amount with the landlord when the Company terminates the contract before the lease termination date. In closing a club, the Company discontinues operating 30 days prior to giving back the space to the landlord, and uses this time to remove equipment and clean the premises. Accordingly, lease termination gains and losses related to certain club closures also include one month additional rent to the landlord. The Company recorded $329, $1,550 and $1,482 of lease termination losses in the years ended December 31, 2016, 2015 and 2014. In the year ended December 31, 2014, the lease termination losses of $1,482 was partially offset by write-offs of deferred rent at clubs with early lease terminations of $2,924, which resulted in a lease termination gain of $1,442. The above lease termination gains (losses) were included in Club operating expenses in the accompanying consolidated statements of operations for each respective year.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended December 31, 2015, in addition to the $1,550 lease termination losses recorded in Club operating expenses in the accompanying statements of operations, the Company also recorded an additional $2,967 net gain on lease termination in a separate line item on the accompanying consolidated statements of operations. This net gain on lease termination was related to the termination of a lease for a planned club opening that was not yet effective. The Company received one-time gross proceeds of $3,090 from a landlord related to this lease termination in November 2015.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts due from the Company’s membership base and was $4,133 and $5,056 at December 31, 2016 and 2015, respectively, before the allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a customer’s ability to pay.
Following are the changes in the allowance for doubtful accounts for the years December 31, 2016, 2015 and 2014:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2016	$3,133	$6,704	$(6,925)	$2,912
December 31, 2015	$2,511	$11,237	$(10,615)	$3,133
December 31, 2014	$2,309	$9,826	$(9,624)	$2,511
Inventory
Inventory primarily consists of cleaning and locker room supplies. Inventories are valued at the lower of costs or market by the first-in, first-out method.
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
Intangible Assets and Debt Issuance Costs
Intangible assets are stated at cost and amortized by the straight-line method over their respective estimated lives. Intangible assets currently consist of membership lists, management contracts and trade names. Membership lists are amortized over the estimated average membership life, currently at 25 months, management contracts are amortized over their current contractual lives of between nine and 11 years and trade names are amortized over their estimated useful lives of between 10 and 20 years.
Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization of debt issue costs was $644, $778 and $627, for the years ended December 31, 2016, 2015 and 2014, respectively. Building financing costs were classified within other assets and were being amortized as additional interest expense over the life of the underlying financing arrangement, 25 years, using the interest method. Amortization of building financing costs was $124 and $31 for the years ended December 31, 2015 and 2014. There was no amortization of building financing costs in December 31, 2016. The balance of building financing costs of $3,005 was written off in December 2015 in connection with the termination of the future lease, which was included in Gain on sale of building in the accompanying statements of operations.

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
Accounting for the Impairment of Long-Lived Assets and Goodwill
Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset group is impaired, in which case the asset carrying value would be reduced to its fair value, calculated considering a combination of market approach and a cost approach. In determining the recoverability of fixed assets Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, discount rates, income tax rates, estimated results related to new program launches and maintenance capital expenditures, which are generally estimated at approximately 2% of total revenues depending upon the conditions and needs of a given club. If the Company continues to experience competitive pressure, certain assumptions may not be accurate.
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
Insurance
The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims, which are included in general and administrative expenses in the accompanying statements of operations. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $615 as of December 31, 2016 and 2015.
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
The most significant assumptions and estimates relate to the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options, valuation of interest-rate swap arrangements, insurance reserves, legal contingencies and the estimated average membership life and the underlying forecasts for these assumptions and estimates.
Income Taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company also recognizes deferred tax in relation to the U.S. taxes on the total cumulative earnings of the Company's Swiss clubs. Deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on the weight of the evidence at December 31, 2014, the Company was projected to be in a cumulative loss during the three year period ending in December 31, 2015, which was considered a significant piece of negative evidence, the Company recorded a $60,368 non-cash charge to income tax expense to establish a full valuation allowance against its U.S. net deferred tax assets in the fourth quarter of 2014. As of December 31, 2016, the Company continues to maintain a full valuation allowance of $54,193 against outstanding net deferred tax assets as the company continues to have a three year cumulative loss position excluding one-time extraordinary income and expense items.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2016	2015	2014
Cash paid:
Interest paid (net of amounts capitalized)	$12,289	$16,749	$17,103
Income taxes paid	$11,286	$105	$23,553
Cash received:
Income taxes refund	$6,985	$7,768	$—
Noncash investing and financing activities:
Acquisition of fixed assets included in accounts payable and accrued expenses	$2,058	$2,031	$4,822
Note: Interest includes cash payments under the Initial Lease (as defined below) resulting from the sale of the East 86th Street property in the years ended December 31, 2015 and 2014.  See Notes 7 and 8 for additional noncash financing activities.

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
The Company uses a derivative financial instrument to limit exposure to changes in interest rates on the Company’s existing term loan facility. The derivative financial instrument is recorded at fair value on the balance sheet and changes in the fair value are either recognized in accumulated other comprehensive income (a component of shareholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument has been designated as a cash flow hedge. See Note 9 - Derivative Financial Instruments for more information on the Company’s risk management program and derivatives.
At December 31, 2016, the Company owned three Swiss clubs, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented, foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ deficit and the consolidated statements of comprehensive income (loss). The effect of foreign exchange translation adjustments was $(176), net of tax of $0; $(165), net of tax of $0 and $(545), net of tax of $0, for the years ended December 31, 2016, 2015 and 2014, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2016, $20,965 of the cash balance of $45,596 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	For The Year Ended December 31,
	2016	2015	2014
Net income (loss)	$8,043	$21,158	$(68,989)
Weighted average number of common share outstanding — basic	25,568,371	24,630,898	24,266,407
Effect of dilutive share-based awards	506,364	483,159	—
Weighted average number of common shares outstanding — diluted	26,074,735	25,114,057	24,266,407
Earnings (loss) per share:
Basic	$0.31	$0.86	$(2.84)
Diluted	$0.31	$0.84	$(2.84)
For the years ended December 31, 2016 and December 31, 2015, the Company did not include options to purchase 810,571 and 276,846 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive. For the year ended December 31, 2014, there was no effect of diluted stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for this period. There would have been 378,285 anti-dilutive shares for this period had the Company not been in a net loss position.
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
3.    Recent Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force).” This ASU provides specific guidance over eight identified cash flow issues. This standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Under this standard, all excess tax benefits and tax deficiencies will be recorded as an income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. Excess tax benefits will be classified as an operating activity in the statement of cash flows. The standard also allows an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. In addition, entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this standard is permitted. The Company is evaluating the impact of this standard on its financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has prospectively adopted this change in accounting principle for the fiscal year beginning January 1, 2016. Prior periods were not retrospectively adjusted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements as it only pertains to a change in the balance sheet presentation of deferred taxes.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies that the Securities Exchange Commission (the “SEC”) would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015. The Company has retrospectively adopted this change in accounting principle for the fiscal year beginning January 1, 2016 and accordingly reclassified $2,259 of deferred financing costs from other assets to long-term debt on its consolidated balance sheet as of December 31, 2015. The adoption of this amended guidance did not impact the Company's consolidated financial position, results of operations or cash flows.
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
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This guidance eliminates the concept of extraordinary items from generally accepted accounting principles in the U.S. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or infrequent in occurrence. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption was permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted the updated guidance for the fiscal year beginning January 1, 2016 with no impact on the Company’s financial statements.
In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging” (Topic 815): “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the nature of the host contract in a hybrid instrument is in the form of debt or equity.” This standard requires management to consider the stated and implied substantive terms and features of the hybrid financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2016 with no impact on the Company’s financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to evaluate, at each annual and interim reporting period, the Company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This guidance is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this amended guidance did not impact the Company’s financial statements. However, it will be required to evaluate and determine if further disclosure is necessary at each balance sheet date beginning December 31, 2016.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 for all entities by one year, to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. To date, the Company has formed a committee to evaluate the impact on its financial statement and has preliminarily concluded that it will not significantly affect how revenue for contracts with customers is recognized. At this time, the Company does not plan to early adopt this guidance and has not determined the transition method that will be used. During 2017, the Company plans to further evaluate the transition approach and consider its method of adoption.
4.    Fixed Assets
Fixed assets as of December 31, 2016 and 2015 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2016	2015
Leasehold improvements	$495,515	$498,394
Club equipment	107,905	105,998
Furniture, fixtures and computer equipment	71,222	69,383
Computer software	25,813	24,047
Construction in progress	3,617	4,882
	704,072	702,704
Less: Accumulated depreciation and amortization	(533,492)	(507,363)
	$170,580	$195,341
Depreciation and leasehold amortization expense for the years ended December 31, 2016, 2015 and 2014, was $43,691, $47,664 and $46,794, respectively.
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
In the year ended December 31, 2016, the Company tested its underperforming clubs and recorded impairment charges of $742 on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during this period. The Company will continue to monitor the results and changes in expectations of its clubs closely during 2017 to determine if additional fixed asset impairment charges will be necessary. In the years ended December 31, 2015 and December 31, 2014, the Company recorded impairment charges of $14,571 and $4,569, respectively, related to underperforming clubs.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the long-lived assets measured at fair value on a nonrecurring basis for the period ended December 31, 2016:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016	$742	$—	$—	$742
December 31, 2015	$14,571	$—	$—	$14,571
5.    Goodwill and Intangible Assets
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of December 31, 2016, only the SSC region has a remaining goodwill balance.
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
The Company’s annual goodwill impairment test as of February 29, 2016 and 2015, and the interim test performed as of May 31, 2015 were performed using the two-step goodwill impairment analysis. Step 1 involves comparing the estimated fair value of the Company’s reporting units to their carrying amounts. If the estimated fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform Step 2 of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the estimated fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recognized equal to the difference.
Both the February 29, 2016 and 2015 annual impairment tests supported the goodwill balance and as such no impairment of goodwill was required. The Company also performed an interim impairment test as of May 31, 2015 and concluded that there would be no remaining implied fair value of goodwill attributable to the NYSC and BSC regions. Accordingly, as of May 31, 2015, the Company wrote off $31,558 of goodwill associated with these reporting units. The Company did not have a goodwill impairment charge in the SSC region as a result of the interim test given the profitability of this unit.
2016 Impairment Test
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
2015 Impairment Tests
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
The changes in the carrying amount of goodwill from December 31, 2015 through December 31, 2016 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(150)	—	(150)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	(3,982)	(51,306)
Balance as of December 31, 2015	—	—	1,025	—	1,025
Changes due to foreign currency exchange rate fluctuations	—	—	(17)	—	(17)
Balance as of December 31, 2016	$—	$—	$1,008	$—	$1,008

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets as of December 31, 2016 and 2015 are as follows:

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(146)	104
Trade names	40	(9)	31
	$11,634	$(11,499)	$135

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(112)	138
Trade names	40	(7)	33
	$11,634	$(11,463)	$171
Intangible assets were acquired in connection with the Company’s acquisitions during 2013. Amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2013 was $36, $223 and $513 respectively.
The aggregate amortization expense for the next five years and thereafter of the acquired intangible assets is as follows:

Year Ending December 31,
2017	$30
2018	24
2019	19
2020	16
2021	13
2022 and thereafter	33
$135
6.    Accrued Expenses
Accrued expenses as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Accrued payroll and related	$6,817	$5,674
Accrued construction in progress and equipment	917	1,235
Accrued occupancy costs	8,594	8,563
Accrued insurance claims	2,786	2,346
Accrued other	6,793	8,311
	$25,907	$26,129

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Long-Term Debt
Long-term debt as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
2013 Term Loan Facility	$202,000	$275,417
Less: Unamortized discount	(3,851)	(6,418)
Less: Deferred financing costs	(1,324)	(2,259)
Less: Current portion due within one year	(2,082)	(2,810)
Long-term portion	$194,743	$263,930

The aggregate long-term debt obligations maturing during the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2017	$2,082
2018	2,082
2019	2,082
2020	195,754
2021	—
2022 and thereafter	—
$202,000
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility originally entered into on May 11, 2011 (as amended from time to time), and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013, but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2016, TSI LLC has made a total of $22,019 in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2016, TSI Holdings had a cash balance of approximately $506.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value, which resulted in a gain on extinguishment of debt of $17,911, including the write-off of related deferred financing costs and debt discount of $249 and $707, respectively. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in 2016 of $37,893 with a tax effect of $13,451. When this was netted with our operating loss, it resulted in a tax provision for 2016 of $9,771. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545 and $1,561, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of December 31, 2016, the total leverage ratio was slightly below 4.50:1.00. Other than $2,851 of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of December 31, 2016. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25%, or $11,250, in accordance with terms of credit agreement, of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings. In connection with the sale of the East 86th Street property, which was accounted for as a building financing arrangement, as described in Note 8 - Sale of Building, the Company received approximately $43,500 in net sales proceeds (after taxes, before giving effect to utilization of net operating losses and carryforward). Accordingly, the Company made a mandatory prepayment of $13,500 on the 2013 Term Loan Facility in November 2014. In connection with this mandatory prepayment, during the year ended December 31, 2014, the Company recorded loss on extinguishment of debt of $493, consisting of the write-off of unamortized debt issuance costs and debt discount of $119 and $374, respectively, and was included in loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2014. To the extent the proceeds of the sale of the East 86th Street property were not reinvested within 30 months of the date of the sale, the Company may have been required to use such amounts, other than amounts used in 2014 to repay debt, to pay down its outstanding debt, as provided under the terms of its 2013 Senior Credit Facility. The Company has reinvested all the remaining net proceeds from the sale.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2016 did not result in any required payments.
As of December 31, 2016, the 2013 Term Loan Facility has a gross principal balance of $202,000 and a balance of $196,825 net of unamortized debt discount of $3,851 and unamortized debt issuance costs of $1,324. As of December 31, 2016, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of December 31, 2016, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $2,851. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2016 was $42,149, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $163,115 and $104,658, respectively, at December 31, 2016 and December 31, 2015, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 9 — Derivative Financial Instruments.
Interest Expense
The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Interest costs expensed	$13,904	$17,914	$18,228
Interest costs capitalized	28	72	300
Total interest expense and amounts capitalized	$13,932	$17,986	$18,528
Note: The table above does not include $2,666 and $810 of interest expense related to the building financing arrangement in the years ended December 31, 2015 and 2014, respectively.
8.    Sale of Building
On September 12, 2014, the Company completed the legal sale of its property (building and land) on East 86th Street, New York City, to an unaffiliated third-party for gross proceeds of $85,650. Concurrent with the closing of the transaction, the Company leased back the portion of the property comprising its health club (“Initial Lease”) and had agreed to vacate the property in connection with the purchaser's future development of a new luxury, high-rise multi-use building. In connection with vacating the property, the Company agreed to enter into a new lease (“New Club Lease”) for approximately 24,000 square feet in the new building for the purpose of operating a health club upon completion of construction by the purchaser/landlord. This sale-leaseback transaction was characterized as a financing arrangement for accounting purposes rather than a sale until any continuing involvement has ceased. In March 2015, the Company received the remaining proceeds that had been held in escrow of $500.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Derivative Financial Instruments
In its normal operations, the Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on the Company's cash flows, the Company may enter into derivative financial instruments (“derivatives”), such as interest-rate swaps. Derivatives are not entered into for trading purposes and the Company only uses commonly traded instruments. Currently, the Company has used derivatives solely relating to the variability of cash flows from interest rate fluctuations.
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company's consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness in the years ended December 31, 2016, 2015 and 2014.
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2016	$1,511	$—	$1,511	$—
Interest rate swap liability as of December 31, 2015	$2,042	$—	$2,042	$—
The swap contract liability of $1,511 and $2,042 was recorded as a component of other liabilities as of December 31, 2016 and 2015, respectively, with the offset to accumulated other comprehensive income ($854 and $1,154, net of taxes, as of December 31, 2016 and 2015, respectively) on the accompanying consolidated balance sheets.
There were no significant reclassifications out of accumulated other comprehensive income in 2016, 2015 and 2014 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at December 31, 2016 will be reclassified into earnings within the next 12 months.
10.    Leases
The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,136 as of December 31, 2016.
The leases expire at various times through October 31, 2031 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as the

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consumer price index, and fair market value adjustments. In the next five years, or the period from January 1, 2017 through December 31, 2021, the Company has leases for 23 club locations that are due to expire without any renewal options, three of which are due to expire in 2017, and 48 club locations that are due to expire with renewal options.
Future minimum rental payments under non-cancelable operating leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2017	$89,846
2018	84,749
2019	77,588
2020	71,202
2021	60,592
Aggregate thereafter	181,302
Rent expense for the years ended December 31, 2016, 2015 and 2014 was $124,952, $124,920 and $124,816, respectively. Such amounts include non-base rent items of $25,384, $24,767 and $24,340, respectively. Including the effect of deferred lease liabilities, rent expense was $124,333, $123,872 and $124,449 for the years ended December 31, 2016, 2015 and 2014.
The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through December 31, 2022. Future minimum rentals receivable under non-cancelable leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2017	$2,032
2018	1,154
2019	865
2020	755
2021	532
Aggregate thereafter	99
Rental income, including non-cash rental income, for the years ended December 31, 2016, 2015 and 2014 was $2,338, $4,669 and $4,791, respectively. For the years ended December 31, 2016 and 2015, such amounts included no additional rental charges above the base rent. For the year ended December 31, 2014, rental income included additional rental charges above the base rent of $229. The Company previously owned the building at the 86th Street club location which housed a rental tenant that generated rental income of approximately $1,926 and $2,000 for the years ended December 31, 2015 and 2014. Refer to Note 8 - Sale of Building for further details.
11.    Stockholders’ (Deficit) Equity
The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. In May 2016, the Company further amended the 2006 Plan to increase the aggregate number of shares of Common Stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000. As of December 31, 2016, there were 534,861 shares available to be issued under the 2006 Plan.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 19, 2015, the Company granted an award of non-qualified options to purchase 250,000 shares of its common stock to its Chief Operating Officer (“COO”) under the Company's 2006 Plan ("In-Plan Options"). In addition to the In-Plan Options, the Company granted its COO an award of non-qualified options to purchase 450,000 shares (“Non-Plan Options”) of its common stock and 300,000 shares of restricted stock (“Non-Plan RSA”). These Non-Plan Options and Non-Plan RSA were granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. In September 2016, the COO's employment with the Company was terminated. As a result of the termination, the Company accelerated 17% of unvested In-Plan Options, Non-Plan Options and Non-Plan RSA previously awarded to the COO. The Company incurred non-cash severance expense of $250 related to this acceleration.
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
Effective December 31, 2014, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one preferred share right (a “Right”) for each share of Common Stock held as of January 12, 2015. Each Right entitled the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) at an initial exercise price of $15 per one one-thousandth of a Preferred Share, subject to certain adjustments.
a.    Common Stock Options
The outstanding Common Stock options as of December 31, 2016 vest in full in October 2019. The vesting of certain grants will be accelerated in the event that certain defined events occur including the sale of the Company. Stock options generally vest over a three to four year service period and expire five to ten years from the date of grant.
As of December 31, 2016, 2015 and 2014, a total of 150,207, 544,869 and 1,023,606 Common Stock options were exercisable, respectively.
At December 31, 2016, the Company had 187,707 stock options outstanding under the 2006 Plan and no Non-Plan Options were outstanding.
The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense related to options, classified within Payroll and related on the consolidated statements of operations was $156, $99, and $299 for the years ended December 31, 2016, 2015 and 2014, respectively, and the related tax benefit was $67, $38 and $142 for the years ended December 31, 2016, 2015 and 2014, respectively. Each of these 2016, 2015 and 2014 tax benefits were prior to the recognition of the valuation allowance. The total compensation expense of $299 for the year ended December 31, 2014 includes $160 related to incremental compensation expense recognized in connection with the modification of stock options described below.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the years ended December 31, 2016, 2015 and 2014:

	Common	Weighted Average Exercise Price
Balance at January 1, 2014	1,140,231	$5.21
Exercised	(73,043)	1.82
Canceled	(34,567)	12.56
Forfeited	(2,100)	3.54
Balance at December 31, 2014	1,030,521	5.29
Granted	850,000	2.68
Exercised	(171,718)	1.68
Canceled	(313,934)	8.61
Balance at December 31, 2015	1,394,869	3.40
Exercised	(226,011)	1.41
Canceled	(533,484)	3.99
Forfeited	(447,667)	2.71
Balance at December 31, 2016	187,707	$5.78
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Common
2007 grants	51,000	7 months	$14.76	51,000	$14.76
2008 grants	34,020	23 months	2.64	34,020	2.64
2009 grants	41,372	34 months	1.75	41,372	1.75
2010 grants	11,315	42 months	1.91	11,315	1.91
2015 grants	50,000	105 months	2.95	12,500	2.95
Total Grants	187,707	44 months	$5.78	150,207	$6.48
At December 31, 2016, stock options outstanding have a weighted average remaining contractual life of 3.7 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $2.50, was $42. At December 31, 2016, stock options exercisable have a weighted average remaining contractual life of 2.4 years and the total intrinsic value for “in-the-money” exercisable options was $42. The total intrinsic value of options exercised was $279 for the year ended December 31, 2016.
The aggregated intrinsic value represents the pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2016 of $2.50 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company’s Common Stock on the option grant date. The Company did not grant any stock options during the years ended December 31, 2016 and 2014. In the year ended December 31, 2015, the Company granted 850,000 stock options, with an aggregate grant date fair value of $2,279.

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
The Company calculated the weighted average expected term of stock options to be 3.99 years, which represented the period of time that options were expected to be outstanding. The risk free interest rate for periods within the contractual life of the option was based on the U.S. treasury yield in effect at the time of grant. The volatility was determined based on management's estimate or historical volatilities of comparable companies.
As of December 31, 2016, $52 of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 2.8 years.
b.    Common Stock Grants
Restricted Stock Grants
The following restricted stock grants were issued to employees of the Company during the year ended December 31, 2016.

	Number of Shares	Share Price	Grant Date Fair Value
March 10, 2016	559,000	$2.06	$1,152
September 30, 2016	200,000	$3.09	618
December 12, 2016	952,000	$2.60	2,475
Total	1,711,000		$4,245

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2014	363,171	$10.08
Granted	196,500	8.47
Vested	(116,890)	9.82
Forfeited	(41,247)	9.92
Balance as of December 31, 2014	401,534	9.38
Granted	507,000	4.27
Vested	(133,874)	9.20
Forfeited	(249,790)	8.19
Balance as of December 31, 2015	524,870	5.06
Granted	1,711,000	2.48
Vested	(222,495)	4.59
Forfeited	(402,000)	3.39
Balance as of December 31, 2016	1,611,375	$2.80
The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s Common Stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total compensation expense, classified within Payroll and related on the consolidated statements of operations, related to restricted stock grants was $1,155, $842 and $1,367 for the years ended December 31, 2016, 2015 and 2014, respectively, and the related tax benefit was $496, $321, $648 for the years ended December 31, 2016, 2015 and 2014, respectively. Each of these 2016, 2015 and 2014 tax benefit were prior to the recognition of the valuation allowance. The restricted shares contain vesting restrictions and vest in equal installments over either three or four years on the anniversary date of the grants. In the year ended December 31, 2016, the Company granted 1,711,000 restricted shares with an aggregate grant date fair value of $4,245. In the years ended December 31, 2015 and 2014, the Company granted 507,000 and 196,500 restricted shares, respectively, with an aggregate grant date fair value of $2,166 and $1,663, respectively.
As of December 31, 2016, $3,702 of unrecognized compensation cost related to restricted stock was expected to be recognized over a weighted-average period of 2.7 years.
Non-Restricted Stock Grants
On February 3, 2016, the Company issued 206,750 shares of Common Stock to members of the Company’s Board of Directors with respect to their annual retainer. The fair value of the shares issued was $1.19 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director Common Stock grants was $246 in the year ended December 31, 2016. In the years ended December 31, 2015 and 2014, the Company issued 67,609 and 21,248 shares of Common Stock, respectively, with an aggregate grant date fair value of $445 and $245, respectively.
c.    Common Stock Dividends
On April 15, 2014, February 12, 2014 and November 15, 2013, the board of directors of the Company declared cash dividends of $0.16 per share, payable in June 2014, March 2014 and December 2013, respectively, to common stockholders of record at the close of business on May 22, 2014, February 24, 2014 and November 26, 2013, respectively. On November 16, 2012, the board of directors of the Company declared cash dividends of $3.00 per share, payable in December 2012 to common stockholders of record at the close of business on November 30, 2012.
Pursuant to the 2006 Plan, holders of unvested restricted shares as of the record dates qualify to receive the above dividends on each future vesting date, subject to continued employment through the vesting date. As of December 31, 2016 and 2015, total dividends payable for unvested restricted shares was $14 and $118, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, $9 and $5 of the remaining amount payable is expected to be paid in 2017 and 2018, respectively, and is included in Accrued expenses and Other liabilities, respectively, on the Company’s consolidated balance sheet as of December 31, 2016.
12.    Revenues
Revenues for the years ended December 31, 2016, 2015 and 2014 are summarized below:

	Years Ended December 31,
	2016	2015	2014
Membership dues	$296,795	$309,096	$343,185
Initiation and processing fees	7,636	13,644	12,044
Personal training revenue	66,487	73,191	70,338
Other ancillary club revenue(1)	19,642	22,138	22,304
Total club revenue	390,560	418,069	447,871
Fees and other revenue(2)	6,361	6,254	5,971
Total revenue	$396,921	$424,323	$453,842

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports, Small Group Training and studio classes.

(2)	Fees and other revenue primarily consist of rental income, management fees, marketing revenue and laundry revenue.
13.    Corporate Income Taxes
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31, 2016
	Federal	Foreign	State and Local	Total
Current	$9,346	$(63)	$488	$9,771
Deferred	—	—	—	—
	$9,346	$(63)	$488	$9,771

	Year Ended December 31, 2015
	Federal	Foreign	State and Local	Total
Current	$(3,100)	$67	$197	$(2,836)
Deferred	(8,262)	—	(3,253)	(11,515)
	$(11,362)	$67	$(3,056)	$(14,351)

	Year Ended December 31, 2014
	Federal	Foreign	State and Local	Total
Current	$12,454	$183	$266	$12,903
Deferred	14,684	—	25,024	39,708
	$27,138	$183	$25,290	$52,611

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax liabilities, net consist of the following items:

	December 31,
	2016	2015

Deferred tax assets
Basis differences in depreciation and amortization	$10,073	$6,578
Deferred lease liabilities	23,527	24,345
Deferred revenue	8,247	10,974
Deferred compensation expense incurred in connection with stock options	994	1,589
Federal and state net operating loss carry-forwards	8,473	10,430
Accruals, reserves and other	7,297	7,654
	$58,611	$61,570
Deferred tax liabilities
Deferred costs	$803	$1,751
Change in accounting method	3,147	6,621
Undistributed foreign earnings and other	529	622
	$4,479	$8,994
Gross deferred tax assets	54,132	52,576
Valuation allowance	(54,193)	(52,637)
Deferred tax liabilities, net	$(61)	$(61)

As of December 31, 2016 and 2015, the Company had a net deferred tax liability of $61.
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
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. The Company has recorded valuation allowances in the amounts of $54,193 and $52,637 at December 31, 2016 and 2015, respectively.
In recording the valuation allowance, deferred tax liabilities associated with goodwill generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carry forward period. The Company does not amortize goodwill for book purposes but does amortize goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2016 relates to the tax effect of differences between book and tax basis of intangible assets not expected to reverse during the Company’s net operating loss carry forward period.
As of December 31, 2016, state tax net operating loss carry-forwards were $8,473. Such amounts expire between December 31, 2016 and December 31, 2034. The Company has not recorded a tax benefit for the windfall portion of the stock compensation that either created or increased the remaining state net operating losses for tax purposes. As such, the amount of state net operating loss carry-forwards for which a tax benefit would be recorded to additional paid-in capital when the tax benefit is realized was approximately $590 as of December 31, 2016.
The Company’s foreign pre-tax earnings (loss) related to the Swiss clubs were $(264), $277 and $762 for the years ended December 31, 2016, 2015 and 2014, respectively, and the related current tax provisions (benefit) were $(63), $67 and $183,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. In 2011, the Company repatriated Swiss earnings through 2010. In accordance with ASC 740-30, the Company has recognized a deferred tax liability of $529 for the incremental U.S. tax cost on the total cumulative undistributed earnings of the Swiss clubs for the period through December 31, 2016.
The differences between the U.S. Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Federal statutory tax rate	35%	35%	35%
State and local income taxes (net of federal tax benefit)	2	11	8
Change in state effective income tax rate	—	3	(4)
State tax (benefit) provision related to insurance premiums	—	(14)	7
Tax reserves	—	1	1
Permanent differences in fines and penalties	—	2	1
	37	38	48
Valuation allowance	18	(249)	(422)
Elimination of federal effect of state deferred taxes	—	—	53
	55%	(211)%	(321)%
The effective tax rate on the Company’s pre-tax income or loss was 55% for 2016, (211)% for 2015, and (321)% for 2014, which was primarily impacted by the change in the valuation allowance.
The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate in any future periods were $1,155 as of both December 31, 2016 and 2015. Interest (income) expense on unrecognized tax benefits was $81 for the years ended December 31, 2016 and 2015, and $(334) for the year ended December 31, 2014. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had total accruals for interest as of December 31, 2016 and 2015 of $785 and $704, respectively.
A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2016	2015	2014

Balance on January 1	$1,187	$1,187	$13,830
Gross decreases for tax positions taken in prior years	—	—	(12,675)
Gross increases for tax positions taken in prior years	—	—	32
Balance on December 31	$1,187	$1,187	$1,187
As of December 31, 2016, the Company had $1,187 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in 2017 since the income tax returns may no longer be subject to audit in 2017.
The Company files federal, foreign and multiple state and local jurisdiction income tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years 2012 and prior. U.S. net operating losses generated in closed years and utilized in open years are subject to adjustment by tax authorities. The Company was recently notified by the Internal Revenue Service that they intend to examine federal income tax returns for years 2014 and 2015.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2012).
In a revised letter dated December 12, 2016, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $4,722, inclusive of $2,044 of interest. The Company disagreed with the proposed assessment and have scheduled a conciliation conference with the State of New York to appeal the assessment. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
14.    Commitments and Contingencies
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI, LLC et al., the landlord of one of TSI, LLC’s former health and fitness clubs filed a lawsuit in the Appellate Division, Second Department of the Supreme Court of the State of New York against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI, LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI, LLC. Following a determination of an initial award, which TSI, LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI, LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI, LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1,045, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI, LLC does not believe it is probable that TSI, LLC will be required to pay for any amount of the Additional Award.
On or about October 4, 2012, in an action styled James Labbe, et al. v. Town Sports International, LLC, plaintiff, commenced a purported class action in New York State court on behalf of personal trainers employed in New York State. Labbe was seeking unpaid wages and damages from TSI, LLC and alleges violations of various provisions of the New York State labor law with respect to payment of wages and TSI, LLC’s notification and record-keeping obligations. The Company completed settlement negotiations, pursuant to which TSI, LLC will pay its trainers the aggregate sum of $165 in exchange for full releases. The settlement agreement has been executed by the parties, has been approved by the court and the class, and the Company paid the settlement amount in the fourth quarter of 2016.
On January 21, 2016, in an action styled Triangle 17 Center, LLC v. Town Sports International Holdings (NJ), LLC, et al. (“TSI Holdings NJ”), filed in the New Jersey Superior Court, a Landlord of one of TSI Holdings NJ’s competitors filed an action against TSI Holdings NJ, its affiliate and subsidiary, claiming that TSI Holdings NJ engaged in sham litigation to prevent the opening of a competitor’s facility in close proximity to TSI Holdings NJ’s location in Ramsey, New Jersey.  This matter settled for nominal consideration without any admission of liability on the Company’s part.
On or about October 6, 2016, Moelis & Company LLC commenced an action against TSI, LLC in the Supreme Court of the State of New York claiming entitlement to certain fees due pursuant to a Letter Agreement between the parties dated December 28, 2015. In consideration for Moelis & Company LLC’s services, it is claimed that TSI, LLC agreed to pay a debt discount transaction fee plus costs and expenses incurred. While the Company disagreed and objected to Moelis' claim, solely for business purposes, TSI, LLC settled the matter in 2016.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of December 31, 2016.
15.    Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan provides for the Company to make discretionary contributions. The plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Effective January 1, 2016, the plan was

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended to eliminate the nondiscretionary matching contribution and to provide for a discretionary matching contribution as determined by the participating employer.
Employer matching contributions totaling $204 and $198 were made in March 2016 and February 2015, respectively, for the plan years ended December 31, 2015 and 2014, respectively. The Company will not make an employer matching contribution for the plan year ended December 31, 2016.
16.    Separation Obligation
In September 2016, Greg Bartoli's employment with the Company as Chief Operating Officer was terminated. In connection with his termination, Mr. Bartoli received a severance payment, including a prorated bonus payment and a 17% vesting acceleration of his unvested, previously awarded In-Plan Options, Non-Plan Options and Non-Plan RSA. The Company expensed $1,644 related to Mr. Bartoli's termination in the year ended December 31, 2016. These amounts were classified within Payroll and related expense in the consolidated statement of operations for the year ended December 31, 2016. Related amounts that remained unpaid as of December 31, 2016 were included in Accrued expenses in the consolidated balance sheet as of December 31, 2016.
17.    Other Commitments
During the three months ended March 31, 2016, the Company entered into an agreement with CYC Fitness Partners, LLC (“CYC”) to provide up to $5,600 of growth capital to CYC from time to time over the next five years of which half of the growth capital will be considered a loan. CYC will use any proceeds provided by the Company for capital to build-out specific locations within certain TSI, LLC clubs as well as other locations that the Company provides consent. With respect to the locations the Company has committed to fund, the Company must provide consent for the use of any proceeds prior to funding more than $750 per location. A percentage of net earnings derived from each location funded by the Company will be applied to interest accrued on the loan, and the remaining amount will be applied to the principal of the loan. In October 2016, the Company funded $280 to CYC for the build-out of one of our locations.
18.    Selected Quarterly Financial Data (Unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(b)	(c)
Net revenue	$101,345	$100,935	$98,534	$96,107
Operating (loss) income	(3,722)	(1,462)	(2,624)	1,425
Net (loss) income	(6,925)	20,733	(5,506)	(259)
(Loss) earnings per share (a)
Basic	$(0.28)	$0.81	$(0.21)	$(0.01)
Diluted	$(0.28)	$0.79	$(0.21)	$(0.01)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(d)	(e)	(f)
Net revenue	$111,424	$108,296	$103,764	$100,839
Operating (loss) income	(7,941)	(41,451)	(19,711)	76,217
Net (loss) earnings	(12,764)	(31,068)	(22,006)	86,996
(Loss) earnings per share (a)
Basic	$(0.52)	$(1.26)	$(0.89)	$3.50
Diluted	$(0.52)	$(1.26)	$(0.89)	$3.47

(a)
Basic and diluted (loss) earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	In the second quarter of 2016, the Company recorded a pre-tax gain on extinguishment of debt of $38,497 in connection with the purchase of $71,152 of its debt.

(c)	In the third quarter of 2016, the Company recorded a pre-tax non-cash fixed asset impairment charge of $742 related to underperforming clubs.

(d)
In the second quarter of 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $31,558 associated with the NYSC and BSC regions and a pre-tax non-cash fixed asset impairment charge of $1,014 related to underperforming clubs.

(e)	In the third quarter of 2015, the Company recorded a pre-tax non-cash fixed asset impairment charge of $12,420 related to underperforming clubs.

(f)
In the fourth quarter of 2015, the Company recorded a pre-tax gain on sale of building of $77,146 related to the sale of the property on East 86th Street. The Company also recorded a pre-tax gain on extinguishment of debt of $17,911 in connection with the purchase of $29,829 of its debt. In addition, the Company recorded a pre-tax gain on lease termination of $2,967 related to the termination of a lease for a planned club opening that was not yet effective.

19.    Subsequent Event
In February 2017, the Company entered into a lease for a club location in New York City. In connection with this lease, the Company's issued a letter of credit for $1,000, increasing total letters of credit to $3,851.

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

10.14	Agreement Regarding Termination of Nomination and Standstill Agreement (incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

*10.15
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

*10.22
Amended and Restated Non-Employee Director Compensation Plan Summary Effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

*10.23	Letter Agreement, dated as of April 16, 2014, with Carolyn Spatafora (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2014).

*10.24
Form of Executive Severance Agreement between the Registrant and each of Carolyn Spatafora and Nitin Ajmera (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.25	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the S-1 Registration Statement).

*10.26
Letter Agreement, dated as of February 25, 2015, between Town Sports International Holdings, Inc. and Robert Giardina (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.27
Letter Agreement, dated as of February 25, 2015, between Town Sports International Holdings, Inc. and Daniel Gallagher (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.28
Form of Amended and Restated Executive Severance Agreement, dated as of February 25, 2015, between Town Sports International Holdings, Inc. and each of Carolyn Spatafora, and Nitin Ajmera (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed February 25, 2015).

*10.29
Nomination and Standstill Agreement, dated as of March 24, 2015, by and among Town Sports International Holdings, Inc. and PW Partners Atlas Fund III LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, HG Vora Special Opportunities Master Fund, Ltd., HG Vora Capital Management, LLC and Parag Vora. Holdings, Inc. and PW Partners Atlas Fund III LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, HG Vora Special Opportunities Master Fund, Ltd., HG Vora Capital Management, LLC, and Parag Vora (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 25, 2015).

*10.30
Letter Agreement, dated as of March 24, 2015, between Town Sports International Holdings, Inc. and Farallon Capital Management, L.L.C. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 25, 2015).

*10.31	Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 25, 2015).

*10.32	Separation Letter between Town Sports International Holdings, Inc. and Daniel Gallagher (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 18, 2015).

*10.33	Letter Agreement , dated as of August 17, 2015, with Gregory Bartoli (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 18, 2015).

Exhibit No.	Description of Exhibit

*10.34	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.35
Form of Non-Qualified Stock Option Agreement for Gregory Bartoli pursuant to the 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.36	Form of Restricted Stock Agreement for Gregory Bartoli (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.37	Form of Non-Qualified Stock Option Agreement for Gregory Bartoli (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

*10.38	Agreement Regarding Termination of Nomination and Standstill Agreement (incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

*10.39
Amendment to Amended and Restated Executive Severance Agreement, dated as of March 31, 2016, between Town Sports International Holdings, Inc. and Carolyn Spatafora (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016).

*10.40
Amendment No. 1 to the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (as amended and restated effective April 2, 2015) (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on March 29, 2016).

*10.41	Form of Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016).

*10.42
Letter Agreement, dated as of September 20, 2016, between the Company and Patrick Walsh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 21, 2016).

*10.43
Separation Agreement, dated as of September 16, 2016, between Town Sports International LLC and Gregory Bartoli (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 21, 2016).

*10.44	Amendment to Amended and Restated Executive Severance Agreement, dated as of February 16, 2017, between Town Sports International Holdings, Inc. and Nitin Ajmera (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Section 1350 Certification of Chairman and Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Exhibit No.	Description of Exhibit

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
___________________________

*	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.