Form 10-Q
period 2017-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2017-04-26
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
399 Executive Boulevard
Elmsford, New York 10523
Telephone: (212) 246-6700
(Address, zip code, and telephone number, including area code, of registrant’s principal executive office)
5 Penn Plaza (4th Floor)
New York, New York 10001
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, there were 26,693,853 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended March 31, 2017

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2017 and December 31, 2016
(All figures in thousands except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$59,872	$45,596
Accounts receivable (less allowance for doubtful accounts of $3,008 and $2,912 as of March 31, 2017 and December 31, 2016, respectively)	949	1,221
Inventory	324	238
Prepaid corporate income taxes	1,738	1,505
Prepaid expenses and other current assets	8,007	10,274
Total current assets	70,890	58,834
Fixed assets, net	162,720	170,580
Goodwill	1,027	1,008
Intangible assets, net	130	135
Deferred membership costs	1,134	1,092
Other assets	3,384	4,229
Total assets	$239,285	$235,878
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,082	$2,082
Accounts payable	2,576	2,477
Accrued expenses	27,907	25,907
Accrued interest	93	119
Deferred revenue	38,851	34,572
Total current liabilities	71,509	65,157
Long-term debt	194,541	194,743
Deferred lease liabilities	49,401	49,660
Deferred tax liabilities	61	61
Deferred revenue	566	440
Other liabilities	10,619	11,487
Total liabilities	326,697	321,548
Commitments and Contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both March 31, 2017 and December 31, 2016
Common stock, $0.001 par value; issued and outstanding 26,693,853 and 26,560,547 shares at March 31, 2017 and December 31, 2016, respectively	25	24
Additional paid-in capital	(5,540)	(6,261)
Accumulated other comprehensive income (loss)	302	(168)
Accumulated deficit	(82,199)	(79,265)
Total stockholders’ deficit	(87,412)	(85,670)
Total liabilities and stockholders’ deficit	$239,285	$235,878
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2017 and 2016
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Club operations	$97,671	$99,806
Fees and other	1,409	1,539
	99,080	101,345
Operating Expenses:
Payroll and related	37,385	39,386
Club operating	45,174	47,630
General and administrative	6,330	6,866
Depreciation and amortization	10,309	11,185
	99,198	105,067
Operating loss	(118)	(3,722)
Interest expense	3,108	4,077
Equity in the earnings of investees and rental income	(92)	(57)
Loss before benefit for corporate income taxes	(3,134)	(7,742)
Benefit for corporate income taxes	(199)	(817)
Net loss	$(2,935)	$(6,925)

Basic and diluted loss per share	$(0.11)	$(0.28)

Weighted average number of shares used in calculating loss per share	26,610,215	25,072,716
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Statements of Comprehensive Loss:
Net loss	$(2,935)	$(6,925)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three months ended March 31, 2017 and 2016	34	166
Interest rate swap, net of tax of $0, for each of the three months ended March 31, 2017 and 2016	436	(484)
Total other comprehensive income (loss), net of tax	470	(318)
Total comprehensive loss	$(2,465)	$(7,243)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,935)	$(6,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,309	11,185
Amortization of debt discount	231	301
Amortization of debt issuance costs	150	182
Non-cash rental income, net of non-cash rental expense	(624)	(978)
Share-based compensation expense	676	648
Net change in certain operating assets and liabilities	8,953	10,866
Decrease in deferred membership costs	(42)	544
Landlord contributions to tenant improvements	988	150
(Decrease) increase in insurance reserves	(109)	215
Other	179	(96)
Total adjustments	20,711	23,017
Net cash provided by operating activities	17,776	16,092
Cash flows from investing activities:
Capital expenditures	(3,029)	(3,813)
Net cash used in investing activities	(3,029)	(3,813)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(520)	(703)
Cash dividends paid	(8)	(11)
Proceeds from stock option exercises	46	36
Net cash used in financing activities	(482)	(678)
Effect of exchange rate changes on cash	11	(61)
Net increase in cash and cash equivalents	14,276	11,540
Cash and cash equivalents beginning of period	45,596	76,217
Cash and cash equivalents end of period	$59,872	$87,757
Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$280	$497
Increase in inventory	(86)	(32)
Decrease in prepaid expenses and other current assets	1,624	667
Increase in accounts payable, accrued expenses and accrued interest	2,943	2,636
Change in prepaid corporate income taxes and corporate income taxes payable	(213)	2,843
Increase in deferred revenue	4,405	4,255
Net change in certain working capital components	$8,953	$10,866
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$2,760	$3,623
Cash payments for income taxes	$14	$24
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of March 31, 2017, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 149 fitness clubs (“clubs”). The clubs are composed of 101 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 28 clubs in the Boston market under the “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of March 31, 2017. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and the clubs the Company owned in Switzerland, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2016 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017.
The Company experienced declining revenue from members in the past several years as the fitness industry was highly competitive in the geographic regions in which the Company competed. Also, the prior strategy of converting to a low-cost gym resulted in additional revenue pressure for the past few years. New members joined at lower monthly rates and cancellations of members paying higher rates negatively impacted the Company's results and liquidity. In response to this, the Company implemented cost-savings initiatives in 2015, 2016 and 2017, which mitigated the impact the decline in revenue had on its profitability and cash flow from operations.
The Company continues to recover from its prior strategy of converting to a low-cost gym. The Company focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including the sale of certain assets, club acquisitions, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. The Company may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, further reductions in working capital, debt restructurings and deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
Change in Estimated Average Membership Life
The average membership life was 26 months for the three months ended March 31, 2017 and 25 months for the full-year 2016. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.

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
If the estimated average membership life had remained at 25 months for the three months ended March 31, 2017, the impact would have been an increase in revenue of approximately $133 and a decrease in net loss of approximately $40.
2.    Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminates the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. As a result of ASU No. 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This standard is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company early adopted the updated guidance for the fiscal year beginning January 1, 2017 with no impact on the Company’s financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force).” This ASU provides specific guidance over eight identified cash flow issues. This standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Under this standard, all excess tax benefits and tax deficiencies will be recorded as an income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. Excess tax benefits will be classified as an operating activity in the statement of cash flows. The standard also allows an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. In addition, entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. This standard was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2017 with immaterial impact on the Company’s financial statements. The Company elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. Refer to Note 7 - Stock-Based Compensation for further detail.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 for all entities by one year, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, the FASB issued ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in FASB Accounting Standards Codification (“ASC”) Topic 606. To date, the Company has formed a committee to evaluate the impact on its financial statement and has preliminarily concluded that it will not significantly affect how revenue for contracts with customers is recognized. At this time, the Company does not plan to early adopt this guidance and has not determined the transition method that will be used. The Company plans to further evaluate the transition approach and consider its method of adoption.
3.    Long-Term Debt

	March 31, 2017	December 31, 2016
2013 Term Loan Facility outstanding principal balance	$201,480	$202,000
Less: Unamortized discount	(3,620)	(3,851)
Less: Deferred financing costs	(1,237)	(1,324)
Less: Current portion due within one year	(2,082)	(2,082)
Long-term portion	$194,541	$194,743
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2017, TSI, LLC has made a total of $22,539 in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2017, TSI Holdings had a cash balance of approximately $506.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in 2016 of $37,983 with a tax effect of $13,451. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545 and $1,561, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of March 31, 2017, the total leverage ratio was below 4.50:1.00. Other than $3,852 of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of March 31, 2017. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2016 did not result in any required payments in April 2017. The next excess cash flow calculation would be due in April 2018, if applicable. The Company is still determining at this time whether such payment will be required.
As of March 31, 2017, the 2013 Term Loan Facility has a gross principal balance of $201,480 and a balance of $196,623 net of unamortized debt discount of $3,620 and unamortized debt issuance costs of $1,237. As of March 31, 2017, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of March 31, 2017, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3,852. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2017 was $41,148, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $176,295 and $163,115 at March 31, 2017 and December 31, 2016, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.

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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2017 and 2016. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2017 and 2016.
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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of March 31, 2017	$1,074	$—	$1,074	$—
Interest rate swap liability as of December 31, 2016	$1,511	$—	$1,511	$—
The swap contract liability of $1,074 and $1,511 is recorded as a component of other liabilities as of March 31, 2017 and December 31, 2016, respectively, with the offset to accumulated other comprehensive income ($608 and $854, net of taxes, as of March 31, 2017 and December 31, 2016, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2017 and 2016, and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at March 31, 2017 will be reclassified into earnings within the next 12 months.
5.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of March 31, 2017, $36,722 of the cash balance of $59,872 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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

	Three Months Ended March 31,
	2017	2016
Weighted average number of common shares outstanding — basic	26,610,215	25,072,716
Effect of dilutive share based awards	—	—
Weighted average number of common shares outstanding — diluted	26,610,215	25,072,716

Loss per share:
Basic	$(0.11)	$(0.28)
Diluted	$(0.11)	$(0.28)
For the three months ended March 31, 2017 and 2016, there was no effect of dilutive stock options and unvested restricted common stock on calculation of diluted EPS as the Company had a net loss for these periods. As a result, the Company reported basic and diluted loss per share of $0.11 and $0.28 for the three months ended March 31, 2017 and 2016, respectively. If the Company had not been in a net loss position, there would have been anti-dilutive shares of 51,739 and 1,132,268 in the three months ended March 31, 2017 and 2016, respectively.

7.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. In May 2016, the Company further amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000. The Company has approved an amendment to the 2006 Plan, subject to the receipt of shareholder approval at the Company's upcoming annual meeting, to increase the number of shares available for issuance thereunder from 4,500,000 to 6,500,000.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of March 31, 2017, there were 427,171 shares available to be issued under the 2006 Plan. At March 31, 2017, the Company had 162,091 stock options outstanding and 1,457,581 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three months ended March 31, 2017.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $5 and $68 for the three months ended March 31, 2017 and 2016. As of March 31, 2017, a total of $52 in unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Awards
On March 10, 2017, the Company issued 26,000 shares of restricted stock under the 2006 Plan. The fair value per share for such restricted stock awards was $4.15, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries dates of the grants.
Beginning January 1, 2017, the Company adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of this updated guidance, the Company elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $303 and $334 for the three months ended March 31, 2017 and 2016, respectively. In the three months ended March 31, 2017, the Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $141 for the three months ended March 31, 2017.
As of March 31, 2017, a total of $3,696 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years.
Stock Grants
The Company issued 56,940 and 52,000 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2017 and March 8, 2017, respectively. The fair value of the shares issued on February 1, 2017 and March 8, 2017 was $2.81 and $4.00 per share, respectively, and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $368 and $246 for the three months ended March 31, 2017 and 2016, respectively.
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

In the three months ended March 31, 2017 and 2016, the Company has determined that there were no adverse changes in our markets or other triggering events that would cause an evaluation of our assets and as such no impairment was recorded.
9.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of March 31, 2017, only the SSC region has a remaining goodwill balance.
The Company’s annual goodwill impairment test is performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.
Beginning January 1, 2017, the Company early adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminated the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. As a result of this updated guidance, the Company’s annual goodwill impairment test as of February 28, 2017 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The February 28, 2017 annual impairment test supported the goodwill balance and as such no impairment of goodwill was required.
For the February 28, 2017 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the SSC reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 28, 2017. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2017 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast. As of February 28, 2017, the Company used a terminal growth rate of 2%.
The Company's next annual impairment test will be performed as of February 28, 2018 or earlier, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

The changes in the carrying amount of goodwill from December 31, 2016 through March 31, 2017 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(167)	—	(167)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	(3,982)	(51,306)
Balance as of December 31, 2016	—	—	1,008	—	1,008
Changes due to foreign currency exchange rate fluctuations	—	—	19	—	19
Balance as of March 31, 2017	$—	$—	$1,027	$—	$1,027
Amortization expense was $5 and $9 for the three months ended March 31, 2017 and 2016. Intangible assets are as follows:

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	11,344	(11,344)	—
Management contracts	250	(151)	99
Trade names	40	(9)	31
	$11,634	$(11,504)	$130

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(146)	104
Trade names	40	(9)	31
	$11,634	$(11,499)	$135
10.    Income Taxes
For the three months ended March 31, 2017, the Company recorded an income tax benefit inclusive of valuation allowance of $199 and $817 for the three months ended March 31, 2017 and 2016, respectively, reflecting an effective income tax rate of 6% for the three months ended March 31, 2017 and 11% for the three months ended March 31, 2016. The 2017 income tax benefit was due to the carryback of the 2017 financial loss on the 2016 tax return. For the three months ended March 31, 2017 and 2016, the Company calculated its income tax benefit using the estimated annual effective tax rate methodology.
As of both March 31, 2017 and December 31, 2016, the Company had a net deferred tax liability of $61. The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of both March 31, 2017 and December 31, 2016.
As of March 31, 2017, the Company had $1,154 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2017, since the income tax returns may no longer be subject to audit in 2017.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. The Company was recently notified by the Internal Revenue Service that it intends to examine federal income tax returns for the years ended December 31, 2014 and 2015.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2012). In a revised letter dated December 12, 2016, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $4,722, inclusive of

$2,044 of interest. The Company disagreed with the proposed assessment and has scheduled a conciliation conference with the State of New York to appeal the assessment. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
11.    Commitments and Contingencies
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of March 31, 2017.
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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of March 31, 2017, the Company, through its subsidiaries, operated 149 fitness clubs (“clubs”). Our clubs collectively served approximately 551,000 members as of March 31, 2017. As of March 31, 2017, we owned and operated a total of 101 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City, including 35 locations in Manhattan where we are the largest fitness club owner and operator, 28 clubs in the Boston region under our “Boston Sports Clubs” brand name, 12 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name, five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. We also had one partly-owned club that operated under a different brand name in Washington, D.C. as of March 31, 2017. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 77.2% of our total revenue for the three months ended March 31, 2017. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the three months ended March 31, 2017, we generated 16.7% of our revenue from personal training and 4.7% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.4% of our total revenue for the three months ended March 31, 2017) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended March 31, 2017 and 2016, our monthly average attrition rate was 3.9% and 3.5%, respectively.
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
As of March 31, 2017, 148 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington D.C. that is not part of the WSC region with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and seven managed sites.

Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2016, the full-year 2016, and the first quarter of 2017.

	2016					2017
	Q1	Q2	Q3	Q4	Full Year	Q1
Wholly owned clubs operated at beginning of period	151	150	148	147	151	149
New clubs opened	—	—	1	—	1	1
BFX Studio locations converted to clubs	—	—	—	2	2	—
Clubs closed	(1)	(2)	(2)	—	(5)	(2)
Wholly owned clubs operated at end of period	150	148	147	149	149	148
Partly-owned clubs operated at end of period(1)	1	1	1	1	1	1
Total clubs operated at end of period (1)(2)	151	149	148	150	150	149

(1)	Excludes one partly-owned club that operates under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and seven managed sites.
Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months (“comparable clubs”) and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
Key determinants of comparable club revenue decreases shown in the table below are new memberships, member retention rates, pricing and ancillary revenue decreases.

	2016				2017
	Q1	Q2	Q3	Q4	Q1
Comparable club revenue	(7.6)%	(4.5)%	(3.0)%	(2.2)%	0.7%
The comparable club revenue increase in the three months ended March 31, 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, personal training revenue and other ancillary club revenue. The comparable club revenue decline experienced in 2016 was primarily due to lower average dues per membership, partially offset by an increase in membership sales volume and annual fees.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	37.7	38.9
Club operating	45.6	47.0
General and administrative	6.4	6.8
Depreciation and amortization	10.4	11.0
	100.1	103.7
Operating loss	(0.1)	(3.7)
Interest expense	3.2	4.0
Equity in the earnings of investees and rental income	(0.1)	(0.1)
Loss before benefit for corporate income taxes	(3.2)	(7.6)
Benefit for corporate income taxes	(0.2)	(0.8)
Net loss	(3.0)%	(6.8)%
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$75,487	76.2%	$74,508	73.5%	1.3%
Initiation and processing fees	986	1.0	2,041	2.0	(51.7)
Membership revenue	76,473	77.2	76,549	75.5	(0.1)
Personal training revenue	16,518	16.7	17,904	17.7	(7.7)
Other ancillary club revenue (1)	4,680	4.7	5,353	5.3	(12.6)
Ancillary club revenue	21,198	21.4	23,257	23.0	(8.9)
Fees and other revenue (2)	1,409	1.4	1,539	1.5	(8.4)
Total revenue	$99,080	100.0%	$101,345	100.0%	(2.2)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports and Small Group Training.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue decreased $2.3 million, or 2.2%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily related to the impact of club closures as well as declines in initiation and processing fees, personal training revenue and other ancillary club revenue. The revenue decrease was partially offset by an increase in membership dues. In the three months ended March 31, 2017 compared to the three months ended March 31, 2016, revenue decreased approximately $3.8 million at closed clubs, partially offset by a $1.2 million increase in revenue from our clubs that were opened in the last 24 months, and a $326,000 increase in revenue at our clubs operating longer than 24 months.
Membership dues revenue increased $1.0 million, or 1.3%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily reflecting an increase in annual fees.
Initiation and processing fees revenue decreased $1.1 million, or 51.7%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. The high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 are no longer part of the calculation, which resulted in the decrease in revenue. The decrease was also due to the effect of higher estimated average membership life of 26 months for the three months ended March 31, 2017 versus 25 months for the same prior-year period, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue decreased $1.4 million, or 7.7%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the impact of club closures and a decline in sales volume for our personal training products.
Other ancillary club revenue decreased $673,000, or 12.6%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to decreased revenue from our Small Group Training and Sports Clubs for Kids programs.
Comparable club revenue increased 0.7% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, personal training revenue and other ancillary club revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2017	2016	% Variance
Payroll and related	$37,385	$39,386	(5.1)%
Club operating	45,174	47,630	(5.2)
General and administrative	6,330	6,866	(7.8)
Depreciation and amortization	10,309	11,185	(7.8)
Total operating expenses	$99,198	$105,067	(5.6)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $2.0 million, or 5.1%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily reflecting club closures and other cost-savings initiatives, partially offset by the increase in minimum wage.
Club operating. Club operating expenses decreased $2.5 million, or 5.2%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was principally attributable to the following:

•	Marketing expenses decreased $1.3 million mainly due to reduced spending in the three months ended March 31, 2017 related to our cost-savings initiatives.

•	Utilities expenses decreased $636,000 during the three months ended March 31, 2017, primarily reflecting lower usage in electricity and gas, as well as the impact of club closures.

•
Rent and occupancy expenses decreased $260,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The decrease was driven by savings of $1.2 million related to closed clubs, partially offset by an increase of $770,000 at mature clubs primarily due to rent escalations and an increase of $179,000 related to newly opened and future clubs.

General and administrative. General and administrative expenses decreased $536,000, or 7.8%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily reflecting the results of our cost-savings initiatives.
Depreciation and amortization. In the three months ended March 31, 2017, compared to the three months ended March 31, 2016, depreciation and amortization expense decreased $876,000, or 7.8%, due to a decline in our depreciable fixed assets base resulting from club closures and impairment charges.

Interest Expense
Interest expense decreased $1.0 million, or 23.8%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily reflecting the effect of principal payments made on, and purchases of debt outstanding under, the 2013 Term Loan Facility since March 31, 2016.
Benefit for Corporate Income Taxes
We recorded an income tax benefit inclusive of valuation allowance of $199,000 and $817,000 for the three months ended March 31, 2017 and 2016, respectively, reflecting an effective income tax rate of 6% for the three months ended March 31, 2017 and 11% for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, we calculated our income tax benefit using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We experienced declining revenue from members in the past several years as the fitness industry was highly competitive in the geographic regions in which we competed. Also, the prior strategy of converting to a low-cost gym resulted in additional revenue pressure for the past few years. New members joined at lower monthly rates and cancellations of members paying higher rates negatively impacted our results and liquidity. In response to this, we implemented cost-savings initiatives in 2015, 2016 and 2017, which mitigated the impact the decline in revenue had on our profitability and cash flow from operations.
We continue to recover from our prior strategy of converting to a low-cost gym. We focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including the sale of certain assets, club acquisitions, additional club closures and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, further reductions in working capital, debt restructurings and deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of March 31, 2017, we had $59.9 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of March 31, 2017, $36.7 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2017 increased $1.7 million compared to the three months ended March 31, 2016. Decreases in operating cash for the same periods included the following:

•	Cash collected for membership dues increased $711,000.

•	Cash collected for recurring annual fees increased $1.6 million.

•	Cash collected from landlords for tenant improvement allowances increased $838,000.

•
Cash paid for various operating expenses decreased due to our cost-savings initiatives including, among others, cash paid for marketing of $1.8 million, occupancy of $550,000 and utilities of $202,000.

•	Cash paid for interest decreased $863,000.

Offsetting decreases in operating cash included the following:

•	Cash collected for income tax refunds decreased $3.7 million.

•	Cash collected for member enrollment, including the initial annual fee paid upon joining, decreased by $1.1 million.

•	Cash collected for personal training memberships decreased by $1.4 million.

•	Cash paid for payroll increased $932,000.
Investing Activities. Net cash used in investing activities decreased $784,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the decreased activity in building new locations.
Financing Activities. Net cash used in financing activities decreased $196,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. In the three months ended March 31, 2017 and 2016, we made principal payments on the 2013 Term Loan Facility of $520,000 and $703,000, respectively.
As of March 31, 2017, our total principal amount of debt outstanding was $201.5 million. This substantial amount of debt could have significant consequences, including:

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
We believe that we have, or will be able to obtain or generate, sufficient funds to finance our current operating plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, available on acceptable terms, or permitted under the 2013 term loan facility.
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

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2017, we have made a total of $22.5 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2017, TSI Holdings had a cash balance of approximately $506,000.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in 2016 of $38.0 million with a tax effect of $13.5 million. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of March 31, 2017, the total leverage ratio was below 4:50:1:00. Other than $3.9 million of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of March 31, 2017. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25%, or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2016 did not result in any required payments in April 2017. The next excess cash flow calculation would be due in April 2018, if applicable. We are still determining at this time whether such payment will be required.
As of March 31, 2017, the 2013 Term Loan Facility has a gross principal balance of $201.5 million and a balance of $196.6 million, net of unamortized debt discount of $3.6 million and unamortized debt issuance costs of $1.2 million. As of March 31, 2017, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of March 31, 2017, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2017 was $41.1 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing.
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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three months ended March 31, 2017 and 2016.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Contractual Obligations
As of March 31, 2017, our contractual obligations listed in the table below and payments due by period were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations (4)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$201,480	$2,082	$4,165	$195,233	$—
Interest payments on long-term debt (2)	34,366	10,584	18,205	5,577	—
Operating lease obligations (3)	585,497	90,771	162,541	131,240	200,945
Total contractual obligations	$821,343	$103,437	$184,911	$332,050	$200,945
Notes:

(1)
Principal amounts paid each year may increase if annual excess cash flow amounts are required (as described above). Excess cash flow was calculated as of December 31, 2016 and no payment is currently required in April 2017.

(2)	Based on interest rates pursuant to the 2013 Term Loan Facility and the interest swap agreement as of March 31, 2017.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on real estate taxes, common area maintenance and defined amounts based on our operating results.

(4)	The table above does not reflect potential commitments in connection with our agreement with CYC Fitness Partners, LLC.
The following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: income taxes (including uncertain tax positions or benefits), insurance accruals and other accruals. We are unable to estimate the timing of payments for these items.
Working Capital
We had working capital deficit of $619,000 and $6.3 million as of March 31, 2017 and December 31, 2016. Major components of our working capital deficit on the current liability side are deferred revenues, accounts payable, corporate income taxes payable, accrued expenses (including, among others, accrued payroll and occupancy costs), and the current portion of long-term debt. As of March 31, 2017, these current liabilities more than offset the current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $38.9 million and $34.6 million at March 31, 2017 and December 31, 2016, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. We expect to record a working capital deficit in future periods and believe our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility, are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 — Recent Accounting Pronouncements to the condensed consolidated financial statements.
Use of Estimates and Critical Accounting Policies
Other than as disclosed below, management believes there have been no other material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. As of March 31, 2017, the average membership life was 26 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis.
Fixed and intangible assets. Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s locations are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing or enhancing developed applications on the web servers are capitalized and classified as computer software. Website hosting fees and maintenance costs are expensed as incurred.
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
In the three months ended March 31, 2017 and 2016, the Company determined that there were no triggering events indicating that related carrying amounts may not be recoverable from undiscounted cash flows and as such no impairment charge was recorded. We believe our forecasts are stable, but we will continue to monitor the performance of the clubs on a quarterly basis. If we under-perform against forecasts, we may record impairment charges in future quarters.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units, and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of March 31, 2017, only the SSC region has a remaining goodwill balance.
Beginning January 1, 2017, the Company early adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminated the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. As a result of this updated guidance, the Company’s annual goodwill impairment test as of February 28, 2017 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The February 28, 2017 annual impairment test supported the goodwill balance and as such no impairment of goodwill was required.
For the February 28, 2017 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the SSC reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 28, 2017. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2017 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result.
Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (three years) for all reporting units and assumed known changes in the existing club base. Terminal growth rates were calculated for years beyond the three year forecast. As of February 28, 2017, the Company used a terminal growth rate of 2%.
The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue, market growth, operating cash flows and discount rates, and future market conditions, among others. We will complete interim evaluations of the goodwill by reporting unit if a triggering event exists.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost-savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “could,” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of March 31, 2017, we had $201.5 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument are recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2017, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $780,000.
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
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.
ITEM 6.    Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

From time to time the Company may use its website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.mysportsclubs.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling through the “Email Alerts” section at http://investor.mysportsclubs.com.
The foregoing information regarding the Company website and its content is for convenience only. The content of its website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	April 26, 2017

		By:	/s/ Carolyn Spatafora
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