Form 10-Q
period 2017-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2017-07-27
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
1001 US North Highway 1, Suite 201, Jupiter, Florida 33477
Telephone: (212) 246-6700
(Address, zip code, and telephone number, including area code, of registrant’s principal executive office)
399 Executive Boulevard, Elmsford, New York 10523
(Mailing address)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2017, there were 26,686,853 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended June 30, 2017

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2017 and December 31, 2016
(All figures in thousands except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$67,392	$45,596
Accounts receivable (less allowance for doubtful accounts of $3,215 and $2,912 as of June 30, 2017 and December 31, 2016, respectively)	993	1,221
Inventory	281	238
Prepaid corporate income taxes	—	1,505
Prepaid expenses and other current assets	6,903	10,274
Total current assets	75,569	58,834
Fixed assets, net	156,588	170,580
Goodwill	1,079	1,008
Intangible assets, net	122	135
Deferred membership costs	1,082	1,092
Other assets	2,120	4,229
Total assets	$236,560	$235,878
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,082	$2,082
Accounts payable	2,505	2,477
Accrued expenses	28,375	25,907
Accrued interest	88	119
Deferred revenue	37,383	34,572
Corporate income taxes payable	573	—
Total current liabilities	71,006	65,157
Long-term debt	194,341	194,743
Deferred lease liabilities	49,463	49,660
Deferred tax liabilities	61	61
Deferred revenue	578	440
Other liabilities	8,075	11,487
Total liabilities	323,524	321,548
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both June 30, 2017 and December 31, 2016
Common stock, $0.001 par value; issued and outstanding 26,686,853 and 26,560,547 shares at June 30, 2017 and December 31, 2016, respectively	25	24
Additional paid-in capital	(5,134)	(6,261)
Accumulated other comprehensive income (loss)	754	(168)
Accumulated deficit	(82,609)	(79,265)
Total stockholders’ deficit	(86,964)	(85,670)
Total liabilities and stockholders’ deficit	$236,560	$235,878
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2017 and 2016
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Club operations	$98,392	$99,406	$196,063	$199,212
Fees and other	1,601	1,529	3,010	3,068
	99,993	100,935	199,073	202,280
Operating Expenses:
Payroll and related	37,058	38,173	74,443	77,559
Club operating	44,032	46,783	89,206	94,413
General and administrative	5,369	6,544	11,699	13,410
Depreciation and amortization	10,016	10,897	20,325	22,082
	96,475	102,397	195,673	207,464
Operating income (loss)	3,518	(1,462)	3,400	(5,184)
Gain on extinguishment of debt	—	(38,497)	—	(38,497)
Interest expense	3,155	3,492	6,263	7,569
Equity in the earnings of investees and rental income	(48)	(89)	(140)	(146)
Income (loss) before provision for corporate income taxes	411	33,632	(2,723)	25,890
Provision for corporate income taxes	821	12,899	622	12,082
Net (loss) income	$(410)	$20,733	$(3,345)	$13,808
(Loss) earnings per share:
Basic	$(0.02)	$0.81	$(0.13)	$0.54
Diluted	$(0.02)	$0.79	$(0.13)	$0.54
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	26,692,919	25,638,070	26,651,796	25,355,393
Diluted	26,692,919	26,165,827	26,651,796	25,735,612
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(All figures in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statements of Comprehensive Income (Loss):
Net (loss) income	$(410)	$20,733	$(3,345)	$13,808
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three and six months ended June 30, 2017 and 2016	139	(135)	173	31
Interest rate swap, net of tax of $0, for each of the three and six months ended June 30, 2017 and 2016	313	48	749	(436)
Total other comprehensive income (loss), net of tax	452	(87)	922	(405)
Total comprehensive income (loss)	$42	$20,646	$(2,423)	$13,403
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(All figures in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(3,345)	$13,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,325	22,082
Gain on extinguishment of debt	—	(38,497)
Amortization of debt discount	465	549
Amortization of debt issuance costs	301	342
Non-cash rental income, net of non-cash rental expense	(1,665)	(2,336)
Share-based compensation expense	1,082	1,115
Net change in certain operating assets and liabilities	10,598	22,600
Decrease in deferred membership costs	10	1,179
Landlord contributions to tenant improvements	2,115	2,080
(Decrease) increase in insurance reserves	(69)	779
Other	93	(138)
Total adjustments	33,255	9,755
Net cash provided by operating activities	29,910	23,563
Cash flows from investing activities:
Capital expenditures	(6,804)	(9,952)
Other	(354)	—
Net cash used in investing activities	(7,158)	(9,952)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(1,041)	(1,224)
Repurchase of 2013 Term Loan Facility	—	(29,765)
Cash dividends paid	(9)	(17)
Proceeds from stock option exercises	46	318
Net cash used in financing activities	(1,004)	(30,688)
Effect of exchange rate changes on cash	48	(211)
Net increase (decrease) in cash and cash equivalents	21,796	(17,288)
Cash and cash equivalents beginning of period	45,596	76,217
Cash and cash equivalents end of period	$67,392	$58,929
Summary of the change in certain operating assets and liabilities:
Decrease in accounts receivable	$247	$657
(Increase) decrease in inventory	(43)	93
Decrease in prepaid expenses and other current assets	2,536	4,836
Increase (decrease) in accounts payable, accrued expenses and accrued interest	2,791	(332)
Change in prepaid corporate income taxes and corporate income taxes payable	2,118	15,715
Increase in deferred revenue	2,949	1,631
Net change in certain working capital components	$10,598	$22,600
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$5,535	$6,693
Cash payments for income taxes	$37	$52
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of June 30, 2017, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), operated 149 fitness clubs (“clubs”). The clubs are composed of 102 clubs in the New York metropolitan market under the “New York Sports Clubs” brand name, 28 clubs in the Boston market under the “Boston Sports Clubs” brand name, 11 clubs (one of which is partly-owned) in the Washington, D.C. market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. We also have one partly-owned club that operated under a different brand name in Washington, D.C. as of June 30, 2017. The Company’s operating segments are New York Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, Washington Sports Clubs and the clubs the Company owned in Switzerland, which is the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2016 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017.
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
The Company continues to recover from its prior strategy of converting to a low-cost gym. The Company focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including club acquisitions, the closure of unprofitable clubs upon lease expiration, the sale of certain assets and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. The Company may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
Change in Estimated Average Membership Life
The average membership life was 26 months for the three and six months ended June 30, 2017 and 25 months for the full year of 2016. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.

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
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Under this standard, all excess tax benefits and tax deficiencies will be recorded as an income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. Excess tax benefits will be classified as an operating activity in the statement of cash flows. The standard also allows an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. In addition, entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. This standard was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2017 with no material impact on the Company’s financial statements. The Company elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. Refer to Note 8 - Stock-Based Compensation for further detail.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 for all entities by one year, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, the FASB issued ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in FASB Accounting Standards Codification (“ASC”) Topic 606. To date, the Company has formed a committee to evaluate the impact on its financial statement and has preliminarily concluded that it will not have a material effect on how revenue for contracts with customers is recognized. At this time, the Company plans to adopt this guidance beginning on January 1, 2018 using the modified retrospective method.

3.    Long-Term Debt

	June 30, 2017	December 31, 2016
2013 Term Loan Facility outstanding principal balance	$200,959	$202,000
Less: Unamortized discount	(3,386)	(3,851)
Less: Deferred financing costs	(1,150)	(1,324)
Less: Current portion due within one year	(2,082)	(2,082)
Long-term portion	$194,341	$194,743
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2017, TSI, LLC has made a total of $23,060 in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2017, TSI Holdings had a cash balance of approximately $1,617.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value. The April and May transactions created total net gains on extinguishment of debt through September 30, 2016 of $37,893 with a tax effect of $13,451. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545 and $1,561, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.
In May 2017, TSI, LLC loaned $5,000 to Town Sports Group, LLC (“TSI Group”), a newly-formed wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of June 30, 2017, the total leverage ratio was below 4.50:1.00. Other than $3,852 of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of June 30, 2017. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2016 did not result in any required payments in April 2017. The next excess cash flow payment is due in April 2018, if applicable.
As of June 30, 2017, the 2013 Term Loan Facility has a gross principal balance of $200,959 and a balance of $196,423 net of unamortized debt discount of $3,386 and unamortized debt issuance costs of $1,150. As of June 30, 2017, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of June 30, 2017, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3,852. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2017 was $41,148, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $173,830 and $163,115 at June 30, 2017 and December 31, 2016, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.

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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2017 and 2016, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2017 and 2016.
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

The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of June 30, 2017	$762	$—	$762	$—
Interest rate swap liability as of December 31, 2016	$1,511	$—	$1,511	$—
The swap contract liability of $762 and $1,511 is recorded as a component of other liabilities as of June 30, 2017 and December 31, 2016, respectively, with the offset to accumulated other comprehensive income ($430 and $854, net of taxes, as of June 30, 2017 and December 31, 2016, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2017 and 2016 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at June 30, 2017 will be reclassified into earnings within the next 12 months.
5.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In each of the three and six months ended June 30, 2017, the Company incurred legal expenses payable to the Firm in the amount of $52 in connection with this arrangement. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for each of the three and six ended June 30, 2017.
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of June 30, 2017, $44,584 of the cash balance of $67,392 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding — basic	26,692,919	25,638,070	26,651,796	25,355,393
Effect of dilutive share based awards	—	527,757	—	380,219
Weighted average number of common shares outstanding — diluted	26,692,919	26,165,827	26,651,796	25,735,612

(Loss) earnings per share:
Basic	$(0.02)	$0.81	$(0.13)	$0.54
Diluted	$(0.02)	$0.79	$(0.13)	$0.54
For the three and six months ended June 30, 2017, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods. There would have been 43,033 and 47,362 anti-dilutive shares had the Company not been in a net loss position for the three and six months ended June 30, 2017, respectively.
For the three and six months ended June 30, 2016, the Company did not include stock options to purchase 120,753 and 1,060,544 shares of the Company's common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.
8.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. The Company amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000 in May 2016, and by 2,000,000 shares to a total of 6,500,000 in May 2017.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of June 30, 2017, there were 2,439,809 shares available to be issued under the 2006 Plan. At June 30, 2017, the Company had 156,453 stock options outstanding and 1,446,831 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three and six months ended June 30, 2017.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $5 and $10 for the three and six months ended June 30, 2017, respectively, compared to $68 and $136 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, a total of $47 in unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Awards
On March 8, 2017, the Company issued 26,000 shares of restricted stock under the 2006 Plan. The fair value per share for such restricted stock awards was $4.00, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries dates of the grant.
Beginning January 1, 2017, the Company adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of this updated guidance, the Company elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $401 and $704 for the three and six months ended June 30, 2017, respectively, compared to $399 and $733 for the comparable prior-year periods. In the three and six months ended June 30, 2017, the Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $2 and $143 for the three and six months ended June 30, 2017, respectively.
As of June 30, 2017, a total of $3,273 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years.
Stock Grants
The Company issued 56,940 and 52,000 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2017 and March 8, 2017, respectively. The fair value of the shares issued on February 1, 2017 and March 8, 2017 was $2.81 and $4.00 per share, respectively, and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $368 and $246 for the six months ended June 30, 2017 and 2016, respectively. There was no compensation expense related to Board of Director common stock grants for the three months ended June 30, 2017 and 2016.
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
In the three and six months ended June 30, 2017 and 2016, the Company has determined that there were no adverse changes in its markets or other triggering events that would cause an evaluation of its assets and as such no impairment charge was recorded.
10.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs (“NYSC”), Boston Sports Clubs (“BSC”), Washington Sports Clubs (“WSC”) and Philadelphia Sports Clubs (“PSC”), with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”), and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of June 30, 2017, only the SSC region has a remaining goodwill balance.
The Company’s annual goodwill impairment test is performed on the last day of February, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.
Beginning January 1, 2017, the Company early adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminated the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. As a result of this updated guidance, the Company’s annual goodwill impairment test as of February 28, 2017 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The February 28, 2017 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required.
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
The changes in the carrying amount of goodwill from December 31, 2016 through June 30, 2017 are detailed in the charts below.

	NYSC	BSC	SSC	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(167)	—	(167)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	(3,982)	(51,306)
Balance as of December 31, 2016	—	—	1,008	—	1,008
Changes due to foreign currency exchange rate fluctuations	—	—	71	—	71
Balance as of June 30, 2017	$—	$—	$1,079	$—	$1,079
Amortization expense was $7 and $12 for the three and six months ended June 30, 2017, respectively, compared to $9 and $18 for the comparable prior-year periods. Intangible assets are as follows:

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(158)	92
Trade names	40	(10)	30
	$11,634	$(11,512)	$122

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$11,344	$(11,344)	$—
Management contracts	250	(146)	104
Trade names	40	(9)	31
	$11,634	$(11,499)	$135
11.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $622 and $12,082 for the six months ended June 30, 2017 and 2016, respectively, reflecting a negative effective income tax rate of 23% for the six months ended June 30, 2017 and 47% for the six months ended June 30, 2016. For the six months ended June 30, 2017, the Company recorded a negative effective tax rate based on the Company’s taxable income projection for the full year 2017. For the six months ended June 30, 2017 and June 30, 2016, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
As of both June 30, 2017 and December 31, 2016, the Company had a net deferred tax liability of $61. The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of both June 30, 2017 and December 31, 2016.

As of June 30, 2017, the Company had $1,154 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2017, since the income tax returns may no longer be subject to audit in 2017.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. The Company is currently under audit by the Internal Revenue Service for federal income tax returns for the years ended December 31, 2014 and 2015.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2010 through 2014), and New York City (2006 through 2014). In a revised letter dated December 12, 2016, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for $4,722, inclusive of $2,044 of interest. The Company disagreed with the proposed assessment and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017, and no settlement was reached. The Company has provided additional documents to support its case, and another conciliation conference will be scheduled once the conciliation conferee reviews the documents. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made.
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of June 30, 2017.
13.    Subsequent Event
In July 2017, the Company entered into an agreement to acquire the Lucille Roberts Health Club business and in connection with this agreement deposited $950 into an escrow account in July 2017. The acquisition will add 16 clubs to the Company's portfolio in the Northeast and Mid-Atlantic regions of the United States. These 16 clubs will continue to operate under the Lucille Roberts trade name. This acquisition is subject to various closing conditions and the purchase price is being finalized. The Company will assume certain existing liabilities. The Company expects the transaction to be completed during the third quarter of 2017.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of June 30, 2017, the Company, through its subsidiaries, operated 149 fitness clubs (“clubs”). Our clubs collectively served approximately 549,000 members as of June 30, 2017. As of June 30, 2017, we owned and operated a total of 102 clubs under the “New York Sports Clubs” brand name within a 120-mile radius of New York City, including 36 locations in Manhattan where we are the largest fitness club owner and operator, 28 clubs in the Boston region under our “Boston Sports Clubs” brand name, 11 clubs (one of which is partly-owned) in the Washington, D.C. region under our “Washington Sports Clubs” brand name, five clubs in the Philadelphia region under our “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. We also had one partly-owned club that operated under a different brand name in Washington, D.C. as of June 30, 2017. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
In July 2017, we entered into an agreement to acquire the Lucille Roberts Health Club business and in connection with this agreement deposited $950,000 into an escrow account in July 2017. The acquisition will add 16 clubs to our portfolio in the Northeast and Mid-Atlantic regions of the United States. These 16 clubs will continue to operate under the Lucille Roberts trade name. This acquisition is subject to various closing conditions and the purchase price is being finalized. We will assume certain existing liabilities. We expect the transaction to be completed during the third quarter of 2017.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 77.1% of our total revenue for the six months ended June 30, 2017. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the six months ended June 30, 2017, we generated 16.9% of our revenue from personal training and 4.5% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.5% of our total revenue for the six months ended June 30, 2017) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended June 30, 2017 and 2016, our monthly average attrition rate was 3.7% and 3.5%, respectively.

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
As of June 30, 2017, 148 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington D.C. that is not part of the WSC region with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at locations where we do not have an equity interest which include three fitness clubs located in colleges and universities and five managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2016, the full-year 2016, and the first and second quarters of 2017.

	2016					2017
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2
Wholly-owned clubs operated at beginning of period	151	150	148	147	151	149	148
New clubs opened	—	—	1	—	1	1	1
Studio locations converted to clubs	—	—	—	2	2	—	—
Clubs closed	(1)	(2)	(2)	—	(5)	(2)	(1)
Wholly-owned clubs operated at end of period	150	148	147	149	149	148	148
Partly-owned clubs operated at end of period(1)	1	1	1	1	1	1	1
Total clubs operated at end of period (1)(2)	151	149	148	150	150	149	149

(1)	Excludes one partly-owned club that operates under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that are managed by us in which we do not have an equity interest. These managed sites include three fitness clubs located in colleges and universities and five other managed sites.
Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months (“comparable clubs”) and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
Key determinants of comparable club revenue increases (decreases) shown in the table below are new memberships, member retention rates, pricing and ancillary revenue increases (decreases).

	2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2
Comparable club revenue	(7.6)%	(4.5)%	(3.0)%	(2.2)%	0.7%	1.2%

The comparable club revenue increase in the six months ended June 30, 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, personal training revenue and other ancillary club revenue. The comparable club revenue decline experienced in 2016 was primarily due to lower average dues per membership, partially offset by an increase in membership sales volume and annual fees.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.1	37.8	37.4	38.4
Club operating	44.0	46.3	44.8	46.7
General and administrative	5.4	6.5	5.9	6.6
Depreciation and amortization	10.0	10.8	10.2	10.9
	96.5	101.4	98.3	102.6
Operating income (loss)	3.5	(1.4)	1.7	(2.6)
Gain on extinguishment of debt	—	(38.1)	—	(19.0)
Interest expense	3.2	3.5	3.2	3.7
Equity in the earnings of investees and rental income	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before provision for corporate income taxes	0.4	33.3	(1.4)	12.8
Provision for corporate income taxes	0.8	12.8	0.3	6.0
Net (loss) income	(0.4)%	20.5%	(1.7)%	6.8%
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2017		2016
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$76,421	76.4%	$74,932	74.3%	2.0%
Initiation and processing fees	596	0.6	2,030	2.0	(70.6)
Membership revenue	77,017	77.0	76,962	76.3	0.1
Personal training revenue	17,151	17.2	17,694	17.5	(3.1)
Other ancillary club revenue (1)	4,224	4.2	4,750	4.7	(11.1)
Ancillary club revenue	21,375	21.4	22,444	22.2	(4.8)
Fees and other revenue (2)	1,601	1.6	1,529	1.5	4.7
Total revenue	$99,993	100.0%	$100,935	100.0%	(0.9)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports and Small Group Training.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue decreased $942,000, or 0.9%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily related to the impact of club closures as well as declines in initiation and processing fees. The revenue decrease was partially offset by an increase in membership dues. In the three months ended June 30, 2017 compared to the three months ended June 30, 2016, revenue decreased approximately $3.0 million as a result of closing clubs, partially offset by a $1.3 million increase in revenue from our clubs that were opened in the last 24 months, and a $808,000 increase in revenue at our clubs operating longer than 24 months.

Membership dues revenue increased $1.5 million, or 2.0%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily reflecting higher average dues per membership and increased annual fees.
Initiation and processing fees revenue decreased $1.4 million, or 70.6%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. The high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 are no longer part of the calculation, which resulted in a decrease in revenue. The decrease was also partially due to the effect of higher estimated average membership life of 26 months for the three months ended June 30, 2017 versus 25 months for the three months ended June 30, 2016, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue decreased $543,000, or 3.1%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the impact of club closures.
Other ancillary club revenue decreased $526,000, or 11.1%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily driven by decreased revenue from our Small Group Training and Sports Clubs for Kids programs, partially offset by increased revenue from our 30-day guest pass.
Comparable club revenue increased 1.2% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, and other ancillary club revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2017	2016	% Variance
Payroll and related	$37,058	$38,173	(2.9)%
Club operating	44,032	46,783	(5.9)
General and administrative	5,369	6,544	(18.0)
Depreciation and amortization	10,016	10,897	(8.1)
Total operating expenses	$96,475	$102,397	(5.8)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $1.1 million, or 2.9%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily reflecting club closures and other cost-savings initiatives, partially offset by an increase in the minimum wage.
Club operating. Club operating expenses decreased $2.8 million, or 5.9%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was principally attributable to the following:

•	Marketing expenses decreased $1.2 million mainly due to reduced spending in the three months ended June 30, 2017 related to our cost-savings initiatives.

•
Rent and occupancy expenses decreased $781,000 in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The decrease was driven by savings of $1.3 million related to closed clubs, a landlord recovery and a decrease in early termination penalties of $125,000. Offsetting these decreases was an increase of $230,000 at mature clubs primarily due to rent escalations and an increase of $374,000 related to newly opened clubs.

•	Repair and maintenance expenses decreased $354,000 primarily reflecting cost-savings initiatives.
General and administrative. General and administrative expenses decreased $1.2 million, or 18.0%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily reflecting the results of our cost-savings initiatives.

Depreciation and amortization. In the three months ended June 30, 2017 compared to the three months ended June 30, 2016, depreciation and amortization expense decreased $881,000, or 8.1%, due to club closures and a decline in our depreciable fixed assets base.
Gain on extinguishment of debt
On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility (as defined herein) for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in the three months ended June 30, 2016 of $38.5 million. The gain was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. The purchased debt described above was transferred to TSI, LLC and canceled.
Interest expense
Interest expense decreased $337,000, or 9.7%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily reflecting the effect of principal payments made on, and purchases of debt outstanding under, the 2013 Term Loan Facility since June 30, 2016.
Provision for corporate income taxes
We recorded an income tax provision, inclusive of valuation allowance, of $821,000 and $12.9 million for the three months ended June 30, 2017 and 2016, respectively, reflecting an effective income tax rate of 200% for the three months ended June 30, 2017 and 38% for the three months ended June 30, 2016. With an improved projected financial performance for the year from the previous quarter combined with significant book to tax differences, the effective tax rate for the quarter was subjected to increased volatility. The income tax for the six months, which was used to determine the income tax for the quarter, was based upon the estimated effective tax rate for the year applied to the actual year to date income. For the three months ended June 30, 2017 and 2016, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2017		2016
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$151,908	76.3%	$149,440	73.9%	1.7%
Initiation and processing fees	1,582	0.8	4,071	2.0	(61.1)
Membership revenue	153,490	77.1	153,511	75.9	—
Personal training revenue	33,669	16.9	35,598	17.6	(5.4)
Other ancillary club revenue (1)	8,904	4.5	10,103	5.0	(11.9)
Ancillary club revenue	42,573	21.4	45,701	22.6	(6.8)
Fees and other revenue (2)	3,010	1.5	3,068	1.5	(1.9)
Total revenue	$199,073	100.0%	$202,280	100.0%	(1.6)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, racquet sports and Small Group Training.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue decreased $3.2 million, or 1.6%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily related to the impact of club closures as well as declines in initiation and processing fees, and other ancillary club revenue. The revenue decrease was partially offset by an increase in membership dues. In the six months ended June 30, 2017 compared to the six months ended June 30, 2016, revenue decreased approximately $6.8 million as a result of closing clubs, partially offset by a $2.5 million increase in revenue from our clubs that were opened in the last 24 months, and a $1.1 million increase in revenue at our clubs operating longer than 24 months.
Membership dues revenue increased $2.5 million, or 1.7%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily reflecting higher average dues per membership and increased annual fees.
Initiation and processing fees revenue decreased $2.5 million, or 61.1%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. The high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 are no longer part of the calculation, which resulted in a decrease in revenue. The decrease was also partially due to the effect of higher estimated average membership life of 26 months for the six months ended June 30, 2017 versus 25 months for the six months ended June 30, 2016, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue decreased $1.9 million, or 5.4%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the impact of club closures and a decline in sales volume for our personal training products.
Other ancillary club revenue decreased $1.2 million, or 11.9%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to decreased revenue from our Small Group Training and Sports Clubs for Kids programs, partially offset by increased revenue from our 30-day guest pass.
Comparable club revenue increased 1.0% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, personal training revenue and other ancillary club revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2017	2016	% Variance
Payroll and related	$74,443	$77,559	(4.0)%
Club operating	89,206	94,413	(5.5)
General and administrative	11,699	13,410	(12.8)
Depreciation and amortization	20,325	22,082	(8.0)
Total operating expenses	$195,673	$207,464	(5.7)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $3.1 million, or 4.0%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily reflecting club closures and other cost-savings initiatives, partially offset by an increase in the minimum wage.

Club operating. Club operating expenses decreased $5.2 million, or 5.5%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was principally attributable to the following:

•	Marketing expenses decreased $2.6 million mainly due to reduced spending in the six months ended June 30, 2016 related to our cost-savings initiatives.

•
Rent and occupancy expenses decreased $1.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The decrease was driven by savings of $2.5 million related to closed clubs, a landlord recovery and a decrease in early termination penalties of $125,000. Offsetting these decreases was an increase of $1.0 million at mature clubs primarily due to rent escalations and an increase of $553,000 related to newly opened clubs.

•	Utilities expense decreased $770,000 in the six months ended June 30, 2017, primarily reflecting lower usage in electricity and the impact of club closures.

•	Repair and maintenance expenses decreased $449,000 primarily reflecting cost-savings initiatives.
General and administrative. General and administrative expenses decreased $1.7 million, or 12.8%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily reflecting the results of our cost-savings initiatives.
Depreciation and amortization. In the six months ended June 30, 2017 compared to the six months ended June 30, 2016, depreciation and amortization expense decreased $1.8 million, or 8.0%, due to a decline in our depreciable fixed assets base resulting from club closures and impairment charges.
Gain on extinguishment of debt
On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility (as defined herein) for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in the six months ended June 30, 2016 of $38.5 million. The gain was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. The purchased debt described above was transferred to TSI, LLC and canceled.
Interest expense
Interest expense decreased $1.3 million, or 17.3%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily reflecting the effect of principal payments made on, and purchases of debt outstanding under, the 2013 Term Loan Facility since June 30, 2016.
Provision for corporate income taxes
We recorded an income tax provision, inclusive of valuation allowance, of $622,000 and $12.1 million for the six months ended June 30, 2017 and 2016, respectively, reflecting a negative effective income tax rate of 23% for the six months ended June 30, 2017 and 47% for the six months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, we calculated our income tax provision using the estimated annual effective tax rate methodology.
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
We continue to recover from our prior strategy of converting to a low-cost gym. We focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including club acquisitions, the closure of unprofitable clubs upon lease expiration, the sale of certain assets and entering into arrangements with revenue generating partnerships, some of which will utilize a “shop-in-shop” concept. We may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of June 30, 2017, we had $67.4 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of June 30, 2017, $44.6 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2017 increased $6.3 million compared to the six months ended June 30, 2016. Increases in operating cash included the following:

•	Cash collected for membership dues increased $1.8 million.

•	Cash collected for recurring annual fees increased $2.2 million.

•
Cash paid for various operating expenses decreased due to our cost-savings initiatives including, among others, cash paid for marketing of $2.5 million, occupancy of $1.2 million and utilities of $538,000.

•	Cash paid for interest decreased $1.2 million.

Offsetting decreases in operating cash included the following:

•	Cash collected for income tax refunds decreased $2.2 million.

•	Cash collected for member enrollment, including the initial annual fee paid upon joining, decreased $603,000.

•	Cash collected for personal training memberships decreased $1.7 million.

•	Cash paid for payroll increased $1.2 million.
Investing Activities. Net cash used in investing activities decreased $2.8 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to the expansion of our laundry facility in 2016 and decreased activity in major renovations.
Financing Activities. Net cash used in financing activities decreased $29.7 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In the six months ended June 30, 2016, TSI Holdings settled two transactions to purchase a total of $71.1 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $29.8 million, or an average of 41.8% of face value. The purchased debt was transferred to TSI, LLC and cancelled upon settlement. In the six months ended June 30, 2017 and 2016, we made principal payments on the 2013 Term Loan Facility of $1.0 million and $1.2 million, respectively.
As of June 30, 2017, our total principal amount of debt outstanding was $201.0 million, of which $195.8 million is due in 2020. This substantial amount of debt could have significant consequences, including:

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
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5.1 million and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2017, we have made a total of $23.1 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2017, TSI Holdings had a cash balance of approximately $1.6 million.
In December 2015, TSI Holdings purchased $29.8 million principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10.9 million, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created total net gains on extinguishment of debt through September 30, 2016 of $37.9 million with a tax effect of $13.5 million. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of

$545,000 and $1.6 million, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.
In May 2017, TSI, LLC loaned $5.0 million to Town Sports Group, LLC (“TSI Group”), a newly-formed wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of June 30, 2017, the total leverage ratio was below 4:50:1:00. Other than $3.9 million of letters of credit, we did not have any amounts utilized on the 2013 Revolving Loan Facility and therefore we were not subject to this financial covenant as of June 30, 2017. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11.3 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2016 did not result in any required payments in April 2017. The next excess cash flow payment is due in April 2018, if applicable. Based on the Company’s capital allocation strategy for club development, acquisitions and investments, the Company does not expect there will be an excess cash flow payment required at that time.
As of June 30, 2017, the 2013 Term Loan Facility has a gross principal balance of $201.0 million and a balance of $196.4 million, net of unamortized debt discount of $3.4 million and unamortized debt issuance costs of $1.2 million. As of June 30, 2017, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of June 30, 2017, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $3.9 million. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2017 was $41.1 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing.

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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with the 2011 Senior Credit Facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 5.384%, when including the applicable 3.50% margin. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2017 and 2016, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and six months ended June 30, 2017 and 2016.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Working Capital
We had positive working capital of $4.6 million as of June 30, 2017, compared to working capital deficit of $6.3 million as of December 31, 2016. Major components of our positive working capital include cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. As of June 30, 2017, these current assets more than offset the current liabilities, which consist of deferred revenues, accounts payable, corporate income taxes payable, accrued expenses (including, among others, accrued payroll and occupancy costs), and the current portion of long-term debt. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $37.4 million and $34.6 million at June 30, 2017 and December 31, 2016, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. Any working capital deficits in future periods, as in the past, will be funded by our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility. We believe that these sources are sufficient to fund our operating, investing and financing requirements for the next twelve months.

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
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment. Annual fees are amortized over 12 months. As of June 30, 2017, the average membership life was 26 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
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
In the three and six months ended June 30, 2017 and 2016, we determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets and as such no impairment charge was recorded. We believe our forecasts are stable, but we will continue to monitor the performance of the clubs on a quarterly basis. If we under-perform against forecasts, we may record impairment charges in future quarters.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company’s four trade names: New York Sports Clubs, Boston Sports Clubs, Washington Sports Clubs and Philadelphia Sports Clubs, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units, and the Company’s three clubs located in Switzerland being considered a single reporting unit (“SSC”). As of June 30, 2017, only the SSC region has a remaining goodwill balance.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of June 30, 2017, we had $201.0 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument are recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of June 30, 2017, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $860,000.
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
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	July 27, 2017

		By:	/s/ Carolyn Spatafora
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

3.2	Third Amended and Restated By-laws of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on September 17, 2014).

10.1
Letter Agreement dated as of April 25, 2017, between Town Sports International, LLC. and Stuart M. Steinberg (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 28, 2017).

10.2
Amended and Restated Engagement Letter Agreement between Town Sports International Holdings, Inc. and Stuart M. Steinberg P.C. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on April 28, 2017)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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