Form 10-Q
period 2017-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2017-10-26
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2017, there were 26,681,090 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended September 30, 2017

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2017 and December 31, 2016
(All figures in thousands except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$59,294	$45,596
Accounts receivable (less allowance for doubtful accounts of $3,610 and $2,912 as of September 30, 2017 and December 31, 2016, respectively)	1,481	1,221
Inventory	130	238
Prepaid corporate income taxes	—	1,505
Prepaid expenses and other current assets	11,996	10,274
Total current assets	72,901	58,834
Fixed assets, net	142,377	170,580
Goodwill	6,774	1,008
Intangible assets, net	3,600	135
Deferred membership costs	995	1,092
Other assets	4,210	4,229
Total assets	$230,857	$235,878
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,082	$2,082
Accounts payable	2,429	2,477
Accrued expenses	32,793	25,907
Accrued interest	105	119
Deferred revenue	36,523	34,572
Corporate income taxes payable	3,104	—
Total current liabilities	77,036	65,157
Long-term debt	194,143	194,743
Deferred lease liabilities	48,349	49,660
Deferred tax liabilities	61	61
Deferred revenue	418	440
Other liabilities	10,507	11,487
Total liabilities	330,514	321,548
Commitments and Contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both September 30, 2017 and December 31, 2016
Common stock, $0.001 par value; issued and outstanding 26,686,590 and 26,560,547 shares at September 30, 2017 and December 31, 2016, respectively	25	24
Additional paid-in capital	(4,724)	(6,261)
Accumulated other comprehensive income (loss)	926	(168)
Accumulated deficit	(95,884)	(79,265)
Total stockholders’ deficit	(99,657)	(85,670)
Total liabilities and stockholders’ deficit	$230,857	$235,878
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2017 and 2016
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Club operations	$97,022	$96,846	$293,085	$296,058
Fees and other	1,619	1,688	4,629	4,756
	98,641	98,534	297,714	300,814
Operating Expenses:
Payroll and related	37,072	37,643	111,515	115,202
Club operating	46,087	45,952	135,293	140,365
General and administrative	5,380	5,806	17,079	19,216
Depreciation and amortization	9,874	11,015	30,199	33,097
Impairment of fixed assets	6,497	742	6,497	742
	104,910	101,158	300,583	308,622
Operating loss	(6,269)	(2,624)	(2,869)	(7,808)
Loss (gain) on extinguishment of debt	—	604	—	(37,893)
Interest expense	3,192	3,177	9,455	10,746
Interest income	(36)	(2)	(36)	(2)
Equity in earnings of investee	(77)	(55)	(217)	(201)
(Loss) income before provision for corporate income taxes	(9,348)	(6,348)	(12,071)	19,542
Provision (benefit) for corporate income taxes	3,928	(842)	4,550	11,240
Net (loss) income	$(13,276)	$(5,506)	$(16,621)	$8,302
(Loss) earnings per share:
Basic	$(0.50)	$(0.21)	$(0.62)	$0.33
Diluted	$(0.50)	$(0.21)	$(0.62)	$0.32
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	26,683,425	25,748,400	26,662,455	25,487,352
Diluted	26,683,425	25,748,400	26,662,455	26,147,729
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016
(All figures in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statements of Comprehensive (Loss) Income:
Net (loss) income	$(13,276)	$(5,506)	$(16,621)	$8,302
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three and nine months ended September 30, 2017 and 2016	(77)	21	96	52
Interest rate swap, net of tax of $0, for each of the three and nine months ended September 30, 2017 and 2016	249	397	998	(39)
Total other comprehensive income, net of tax	172	418	1,094	13
Total comprehensive (loss) income	$(13,104)	$(5,088)	$(15,527)	$8,315
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(All figures in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(16,621)	$8,302
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,199	33,097
Impairment of fixed assets	6,497	742
Gain on extinguishment of debt	—	(37,893)
Amortization of debt discount	701	776
Amortization of debt issuance costs	452	493
Non-cash rental income, net of non-cash rental expense	(2,766)	(3,026)
Share-based compensation expense	1,466	1,531
Net change in certain operating assets and liabilities	12,670	8,084
Decrease in deferred membership costs	97	1,665
Landlord contributions to tenant improvements	2,115	2,080
Increase in insurance reserves	157	1,220
Other	12	(90)
Total adjustments	51,600	8,679
Net cash provided by operating activities	34,979	16,981
Cash flows from investing activities:
Capital expenditures	(8,827)	(13,639)
Acquisition, net	(9,450)	—
Deposit paid in connection with potential acquisition	(1,250)	—
Other	(293)	—
Net cash used in investing activities	(19,820)	(13,639)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(1,561)	(1,745)
Repurchase of 2013 Term Loan Facility	—	(29,765)
Cash dividends paid	(9)	(17)
Proceeds from stock option exercises	72	318
Net cash used in financing activities	(1,498)	(31,209)
Effect of exchange rate changes on cash	37	(20)
Net increase (decrease) in cash and cash equivalents	13,698	(27,887)
Cash and cash equivalents beginning of period	45,596	76,217
Cash and cash equivalents end of period	$59,294	$48,330
Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(244)	$761
Decrease in inventory	108	54
(Increase) decrease in prepaid expenses and other current assets	(1,088)	1,574
Increase in accounts payable, accrued expenses and accrued interest	8,092	2,488
Change in prepaid corporate income taxes and corporate income taxes payable	4,669	6,241
Increase (decrease) in deferred revenue	1,133	(3,034)
Net change in certain working capital components	$12,670	$8,084
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$8,345	$9,523
Cash payments for income taxes	$1,480	$8,685
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
As of September 30, 2017, Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”), through its wholly-owned subsidiary, Town Sports International, LLC (“TSI, LLC”), owned and operated 164 fitness clubs (“clubs”). The clubs are comprised of 118 clubs in the New York metropolitan market (102 of which were under the “New York Sports Clubs” brand name and 16 of which were under the “Lucille Roberts” brand name), 28 clubs in the Boston metropolitan market under the “Boston Sports Clubs” brand name, 10 clubs (one of which is partly-owned) in the Washington, D.C. metropolitan market under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia metropolitan market under the “Philadelphia Sports Clubs” brand name and three clubs in Switzerland. The Company also has one partly-owned club that operates under a different brand name in Washington, D.C. as of September 30, 2017. The Company’s operating segments are classified by geographical regions, which include the New York, Boston, Philadelphia, Washington, D.C. and Switzerland regions. These operating segments are the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2016 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017.
The Company experienced declining revenue from members in the past several years as the fitness industry was highly competitive in the geographic regions in which the Company competes. Also, the prior strategy of converting to a low-cost gym resulted in additional revenue pressure for the past few years. New members joined at lower monthly rates and cancellations of members paying higher rates negatively impacted the Company's results and liquidity. In response to this, the Company implemented cost-savings initiatives in 2015, 2016 and 2017, which mitigated in part the impact the decline in revenue had on its profitability and cash flow from operations.
The Company continues to recover from its prior strategy of converting to a low-cost gym. The Company focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including certain club acquisitions, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. The Company may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
Change in Estimated Average Membership Life
The average membership life was 26 months for the nine months ended September 30, 2017 and 25 months for the full year of 2016. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.

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
2.    Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The updated standard expands the range of transactions that qualify for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase the transparency as to the scope and results of hedging programs. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminates the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. As a result of ASU No. 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This standard is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company early adopted the updated guidance for the fiscal year beginning January 1, 2017 with no impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company early adopted the updated guidance for the fiscal year beginning September 1, 2017 with no impact on the Company’s financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The standard provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 for all entities by one year, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, the FASB issued ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in FASB Accounting Standards Codification (“ASC”) Topic 606. To date, the Company has formed a committee to evaluate the impact of ASC Topic 606 on its financial statements and is currently in the process of finalizing this impact, including how costs associated with contracts for customers are deferred and recognized. At this time, the Company will adopt this guidance beginning on January 1, 2018 using the modified retrospective method.
3.    Long-Term Debt

	September 30, 2017	December 31, 2016
2013 Term Loan Facility outstanding principal balance	$200,439	$202,000
Less: Unamortized discount	(3,150)	(3,851)
Less: Deferred financing costs	(1,064)	(1,324)
Less: Current portion due within one year	(2,082)	(2,082)
Long-term portion	$194,143	$194,743
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2017, TSI, LLC has made a total of $23,580 in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of September 30, 2017, TSI Holdings had a cash balance of approximately $1,725.
In December 2015, TSI Holdings purchased $29,829 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $10,947, or 36.7% of face value. On April 21, 2016, TSI Holdings settled a transaction to purchase $8,705 principal amount of debt outstanding under the 2013 Senior Credit Facility for $3,787, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62,447 principal amount of debt outstanding under the 2013 Senior Credit Facility for $25,978, or 41.6% of face value. The April and May transactions created total net gains on extinguishment of debt in the nine months ended September 30, 2016 of $37,893 with a tax effect of $13,451. The gain on extinguishment of debt was net of the write-off of deferred financing costs and debt discount of $545 and $1,561, respectively, and other costs related to the transaction. All of the above purchased debt was transferred to TSI, LLC and canceled.
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
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of September 30, 2017, TSI, LLC had outstanding letters of credit of $7,207 and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI, LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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

As of September 30, 2017, the 2013 Term Loan Facility has a gross principal balance of $200,439 and a balance of $196,225 net of unamortized debt discount of $3,150 and unamortized debt issuance costs of $1,064. As of September 30, 2017, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of September 30, 2017, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $7,207. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2017 was $37,793, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $189,164 and $163,115 at September 30, 2017 and December 31, 2016, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company’s previous credit facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which has a floor of 1%. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2017 and 2016, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and nine months ended September 30, 2017 and 2016.

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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of September 30, 2017	$512	$—	$512	$—
Interest rate swap liability as of December 31, 2016	$1,511	$—	$1,511	$—
The swap contract liability of $512 and $1,511 is recorded as a component of accrued expenses as of September 30, 2017 and December 31, 2016, respectively, with the offset to accumulated other comprehensive income ($290 and $854, net of taxes, as of September 30, 2017 and December 31, 2016, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2017 and 2016 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at September 30, 2017 will be reclassified into earnings within the next 12 months.
5.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $67 and $119 for the three and nine months ended September 30, 2017, respectively. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for each of the three and nine months ended September 30, 2017.
6.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of September 30, 2017, $33,266 of the cash balance of $59,294 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.
7.    (Loss) Earnings Per Share
Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) earnings applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding — basic	26,683,425	25,748,400	26,662,455	25,487,352
Effect of dilutive share based awards	—	—	—	660,377
Weighted average number of common shares outstanding — diluted	26,683,425	25,748,400	26,662,455	26,147,729

(Loss) earnings per share:
Basic	$(0.50)	$(0.21)	$(0.62)	$0.33
Diluted	$(0.50)	$(0.21)	$(0.62)	$0.32
For the three and nine months ended September 30, 2017, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods. There would have been 19,022 and 37,811 anti-dilutive shares had the Company not been in a net loss position for the three and nine months ended September 30, 2017, respectively.
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
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of September 30, 2017, there were 2,494,017 shares available to be issued under the 2006 Plan. At September 30, 2017, the Company had 102,758 stock options outstanding and 1,366,331 shares of restricted stock outstanding under the 2006 Plan.
In September 2016, the Chief Operating Officer’s employment with the Company was terminated. As a result of the termination, the Company partially accelerated certain share awards previously granted to the Chief Operating Officer. The Company incurred non-cash severance expense of $250 related to this acceleration.
Stock Option Awards
The Company did not grant any stock options during the three and nine months ended September 30, 2017.

Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $5 and $15 for the three and nine months ended September 30, 2017, respectively, compared to $15 and $151 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, a total of $42 in unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Awards
On March 8, 2017, the Company issued 26,000 shares of restricted stock under the 2006 Plan. The fair value per share for such restricted stock awards was $4.00, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries dates of the grant.
Beginning January 1, 2017, the Company adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of this updated guidance, the Company elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $379 and $1,083 for the three and nine months ended September 30, 2017, respectively, compared to $151 and $884 for the comparable prior-year periods. In the three and nine months ended September 30, 2017, the Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $21 and $164 for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2017, a total of $2,846 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.
Stock Grants
The Company issued 56,940 and 52,000 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2017 and March 8, 2017, respectively. The fair value of the shares issued on February 1, 2017 and March 8, 2017 was $2.81 and $4.00 per share, respectively, and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $368 and $246 for the nine months ended September 30, 2017 and 2016, respectively. There was no compensation expense related to Board of Director common stock grants for the three months ended September 30, 2017 and 2016.
9.    Fixed Asset Impairment
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized.
In both the three and nine months ended September 30, 2017, the Company tested underperforming clubs and recorded an impairment charge of $6,497 and on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods. In both the three and nine months ended September 30, 2016, the Company recorded impairment charges of $742 related to underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the accompanying condensed consolidated statements of operations.
In periods tested, the recoverability of fixed assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, discount rates, income tax rates, estimated results related to new program launches and maintenance capital expenditures, which were generally estimated at approximately 1% of total revenues depending upon the conditions and needs of a given club. The fair value of fixed assets evaluated for impairment was determined considering a combination of a market approach and a cost approach.

10.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). During the third quarter of 2017, the Company acquired the Lucille Roberts Health Club business (“Lucille Roberts”). In connection with this acquisition, $5,708 of goodwill was added to the Company’s goodwill balance in the New York region. For more information on the Lucille Roberts acquisition, refer to Note 11 - Acquisitions. As of September 30, 2017, only the New York and Switzerland regions have remaining goodwill balance.
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
For the February 28, 2017 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the Company's three clubs located in Switzerland being considered as a single reporting unit (“SSC”), discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 28, 2017. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2017 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result.
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

The changes in the carrying amount of goodwill from December 31, 2016 through September 30, 2017 are detailed in the charts below.

	New York	Boston	Switzerland	Outlier Clubs	Total
Goodwill	$31,549	$15,775	$1,175	$3,982	$52,481
Changes due to foreign currency exchange rate fluctuations	—	—	(167)	—	(167)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	(3,982)	(51,306)
Balance as of December 31, 2016	—	—	1,008	—	1,008
Acquired goodwill (Refer to Note 11 - Acquisitions)	5,708	—	—	—	5,708
Changes due to foreign currency exchange rate fluctuations	—	—	58	—	58
Balance as of September 30, 2017	$5,708	$—	$1,066	$—	$6,774
Amortization expense was $123 and $135 for the three and nine months ended September 30, 2017, respectively, compared to $9 and $27 for the comparable prior-year periods. Intangible assets were acquired in connection with the Lucille Roberts acquisition in the nine months ended September 30, 2017. Intangible assets are as follows:

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$12,744	$(11,344)	$1,400	$11,344	$(11,344)	$—
Favorable lease commitment	1,500	—	1,500	—	—	—
Trade names	700	—	700	40	(9)	31
Management contracts	—	—	—	250	(146)	104
	$14,944	$(11,344)	$3,600	$11,634	$(11,499)	$135

11.    Acquisitions
Acquisition of Lucille Roberts Health Club Business
On September 11, 2017, the Company acquired Lucille Roberts for a net cash purchase price of $9,450. The acquisition added 16 clubs to the Company's portfolio in the New York metropolitan region. These 16 clubs continue to operate under the Lucille Roberts trade name.
The acquisition was accounted for using the acquisition method of accounting in accordance with the FASB guidance. Under the acquisition method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. This acquisition was not material to the financial position, results of operations or cash flows of the Company; therefore, the respective pro forma financial information has not been presented. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the date of acquisition.

Acquisition costs incurred in connection with this transaction during the nine months ended September 30, 2017, were approximately $201 and are included in general and administrative expenses in the accompanying condensed consolidated statements of income. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

September 11, 2017
Allocation of purchase price:
Fixed assets	959
Goodwill	5,708
Definite lived intangible assets:
Membership lists	1,400
Trade names	700
Favorable lease commitment	1,500
Deferred revenue	(796)
Other liabilities	(21)
Total allocation of purchase price	$9,450
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill is partially attributable to the avoided costs of acquiring the assembled workforce and is not deductible for tax purposes. The definite lived intangible assets acquired will be amortized over their estimated useful lives with the membership lists amortized over the estimated average membership life of 26 months, the trade name amortized over its estimated useful lives of five years and the favorable lease commitment amortized over the remaining life of the lease.
Other Health Club Acquisition
In September 2017, the Company entered into an agreement to acquire an existing club, and to purchase the property in which this club is located. In connection with this agreement, the Company deposited $1,250 into an escrow account in September 2017, which was recorded in prepaid expenses and other current assets on the balance sheet. This acquisition is subject to various closing conditions and the purchase price is being finalized. The Company will assume certain existing liabilities. The Company expects the transaction to be completed in the fourth quarter of 2017 with no material impact on the Company’s financial statements.
12.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $4,550 and $11,240 for the nine months ended September 30, 2017 and 2016, respectively, reflecting a negative effective income tax rate of 38% for the nine months ended September 30, 2017 and 58% for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Company recorded a negative effective tax rate based on the Company’s taxable income projection for the full year 2017. For the nine months ended September 30, 2017 and 2016, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
As of both September 30, 2017 and December 31, 2016, the Company had a net deferred tax liability of $61. The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of both September 30, 2017 and December 31, 2016.
As of September 30, 2017, the Company had $1,154 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2017, since the income tax returns may no longer be subject to audit in 2017.
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
13.    Commitments and Contingencies
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee relations claims and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of September 30, 2017.
14.    Subsequent Event
In October 2017, a dividend distribution of $35.0 million was made from TSI, LLC to TSI Holdings, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Town Sports,” “TSI,” “the Company,” “we,” “our” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries, references to “TSI Holdings” refer to Town Sports International Holdings, Inc., and references to “TSI, LLC” refer to Town Sports International, LLC, our wholly-owned operating subsidiary.
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. As of September 30, 2017, the Company, through its subsidiaries, owned and operated 164 fitness clubs (“clubs”). Our clubs collectively served approximately 588,000 members as of September 30, 2017. As of September 30, 2017, we owned and operated a total of 118 clubs in the New York metropolitan market (102 of which were under the “New York Sports Clubs” brand name and 16 of which were under the “Lucille Roberts” brand name), including 38 locations in Manhattan where we are the largest fitness club owner and operator, 28 clubs in the Boston metropolitan region under our “Boston Sports Clubs” brand name, 10 clubs (one of which is partly-owned) in the Washington, D.C. metropolitan region under our “Washington Sports Clubs” brand name, five clubs in the Philadelphia metropolitan region under our “Philadelphia Sports Clubs” brand name, and three clubs in Switzerland. We also have one partly-owned club that operate under a different brand name in Washington, D.C. as of September 30, 2017. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
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
In September 2017, we acquired the Lucille Roberts Health Club business (“Lucille Roberts”), which added 16 clubs to our portfolio in the New York metropolitan region. These 16 clubs continue to operate under the Lucille Roberts trade name. The results of operations of the clubs acquired have been included in our consolidated financial statements from the date of acquisition.
In September 2017, we entered into an agreement to acquire an existing club, and to purchase the property in which this club is located. In connection with this agreement, we deposited $1.3 million into an escrow account in September 2017. This acquisition is subject to various closing conditions and the purchase price is being finalized. We will assume certain existing liabilities. We expect the transaction to be completed in the fourth quarter of 2017 with no material impact on our financial statements.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 77.4% of our total revenue for the nine months ended September 30, 2017. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the nine months ended September 30, 2017, we generated 16.5% of our revenue from personal training and 4.5% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.6% of our total revenue for the nine months ended September 30, 2017) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended September 30, 2017 and 2016, our monthly average attrition rates were both 4.2%.
Our operating expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory and other salary and related expenses, occupancy costs, including most elements of rent, utilities, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, certain facility repairs and club supplies.
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
As of September 30, 2017, 163 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington, D.C., which does not operate under the Washington Sports Clubs brand, with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at locations where we do not have an equity interest, which include one fitness club located in a university and four other managed sites.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2016, the full-year 2016, and the first, second and third quarters of 2017.

	2016					2017
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2	Q3
Wholly-owned clubs operated at beginning of period	151	150	148	147	151	149	148	148
Acquired clubs	—	—	—	—	—	—	—	16
New clubs opened	—	—	1	—	1	1	1	—
Studio locations converted to clubs	—	—	—	2	2	—	—	—
Clubs closed	(1)	(2)	(2)	—	(5)	(2)	(1)	(1)
Wholly-owned clubs operated at end of period	150	148	147	149	149	148	148	163
Partly-owned clubs operated at end of period(1)	1	1	1	1	1	1	1	1
Total clubs operated at end of period (1)(2)	151	149	148	150	150	149	149	164

(1)	Excludes one partly-owned club that operates under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that are managed by us in which we do not have an equity interest. These managed sites include one fitness club located in a university and four other managed sites.

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

	2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable club revenue	(7.6)%	(4.5)%	(3.0)%	(2.2)%	0.7%	1.2%	1.8%
The comparable club revenue increase in the nine months ended September 30, 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees and other ancillary club revenue. The comparable club revenue decline experienced in 2016 was primarily due to lower average dues per membership, partially offset by an increase in membership sales volume and annual fees.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.6	38.2	37.5	38.3
Club operating	46.7	46.6	45.5	46.7
General and administrative	5.5	5.9	5.7	6.4
Depreciation and amortization	10.0	11.2	10.1	11.0
Impairment of fixed assets	6.6	0.8	2.2	0.2
	106.4	102.7	101.0	102.6
Operating loss	(6.4)	(2.7)	(1.0)	(2.6)
Loss (gain) on extinguishment of debt	—	0.6	—	(12.6)
Interest expense	3.2	3.2	3.2	3.6
Equity in earnings of investee	(0.1)	(0.1)	(0.1)	(0.1)
(Loss) income before provision for corporate income taxes	(9.5)	(6.4)	(4.1)	6.5
Provision (benefit) for corporate income taxes	4.0	(0.8)	1.5	3.7
Net (loss) income	(13.5)%	(5.6)%	(5.6)%	2.8%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2017		2016
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$76,454	77.5%	$74,273	75.4%	2.9%
Initiation and processing fees	371	0.4	1,923	1.9	(80.7)
Membership revenue	76,825	77.9	76,196	77.3	0.8
Personal training revenue	15,587	15.8	15,467	15.7	0.8
Other ancillary club revenue (1)	4,610	4.7	5,183	5.3	(11.1)
Ancillary club revenue	20,197	20.5	20,650	21.0	(2.2)
Fees and other revenue (2)	1,619	1.6	1,688	1.7	(4.1)
Total revenue	$98,641	100.0%	$98,534	100.0%	0.1%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $107,000, or 0.1%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily reflecting an increase in membership dues, the favorable impact from the opening of new and acquired clubs. These increases were partially offset by the impact of club closures and declines in initiation and processing fees. In the three months ended September 30, 2017 compared to the three months ended September 30, 2016, revenue increased approximately $1.5 million from our clubs that were opened in the last 24 months and $701,000 at our clubs operating longer than 24 months, partially offset by a $2.1 million decrease in revenue as a result of closing clubs.
Comparable club revenue increased 1.8% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, and other ancillary club revenue.
Membership dues revenue increased $2.2 million, or 2.9%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily reflecting higher average dues per membership, increased annual fees, the favorable impact from the acquisition of Lucille Roberts and the opening of our new clubs. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased $1.6 million, or 80.7%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. The high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 and early 2015 are no longer part of the calculation, which resulted in a decrease in revenue. The decrease was also partially due to the effect of higher estimated average membership life of 26 months for the three months ended September 30, 2017 versus 25 months for the three months ended September 30, 2016, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.
Personal training revenue increased $120,000, or 0.8%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increased member interest resulting from improved product management and marketing strategies, and the impact of new club openings, partially offset by the impact of club closures.
Other ancillary club revenue decreased $573,000, or 11.1%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily driven by decreased membership cancellation fee and decreased revenue from our Sports Clubs for Kids programs, partially offset by increased revenue from our 30-day guest pass.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2017	2016	% Variance
Payroll and related	$37,072	$37,643	(1.5)%
Club operating	46,087	45,952	0.3
General and administrative	5,380	5,806	(7.3)
Depreciation and amortization	9,874	11,015	(10.4)
Impairment of fixed assets	6,497	742	>100%
Total operating expenses	$104,910	$101,158	3.7%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $571,000, or 1.5%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily reflecting decreased severance expenses of $795,000 and the effect of club closure. These decreases were partially offset by a minimum wage increase, effective January 1, 2017, in most of the regions we operate.
Club operating. Club operating expenses increased $135,000, or 0.3%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was principally attributable to the following:

•
Rent and occupancy expenses increased $1.0 million, primarily due to rent escalations of $1.1 million at mature clubs and increases related to newly opened and acquired clubs of $721,000. Savings of $827,000 related to club closures offset these increases.

•	Marketing expense and repair and maintenance expense decreased $412,000 and $323,000, primarily due to our continued cost-savings initiatives.

•	Utilities expense decreased $363,000, primarily due to lower electricity and gas charges.
General and administrative. General and administrative expenses decreased $426,000, or 7.3%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily reflecting the results of our cost-savings initiatives.
Depreciation and amortization. In the three months ended September 30, 2017 compared to the three months ended September 30, 2016, depreciation and amortization expense decreased $1.1 million, or 10.4%, due to a decline in our depreciable fixed assets base resulting from club closures and impairment charges.
Impairment of fixed assets. Due to triggering events, we recorded impairment charges of $6.5 million at six underperforming clubs in the three months ended September 30, 2017 and $742,000 at two underperforming clubs in the three and nine months ended September 30, 2016.
Loss on extinguishment of debt
In the second quarter of 2016, TSI Holdings settled two transactions to purchase a total of $71.1 million principal amount of debt outstanding under the 2013 Senior Credit Facility (as defined herein) for $29.8 million, or an average of 41.8% of face value. These transactions resulted in a gain on debt extinguishment of $38.5 million in the three months ended June 30, 2016. In the three months ended September 30, 2016, we recorded $604,000 due to change in estimate of costs related to these transactions.  Both of the above purchased debt was transferred to TSI, LLC and canceled.

Provision (benefit) for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $3.9 million and an income tax benefit inclusive of valuation allowance of $842,000 for the three months ended September 30, 2017 and 2016, respectively, reflecting a negative effective income tax rate of 42% for the three months ended September 30, 2017 and 13% for the three months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, we calculated our income tax provision using the estimated annual effective tax rate methodology. With an improved projected financial performance for the year from the previous quarter combined with significant book to tax differences, the effective tax rate for the quarter was subjected to increased volatility.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2017		2016
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$228,362	76.7%	$223,713	74.4%	2.1%
Initiation and processing fees	1,953	0.7	5,994	2.0	(67.4)
Membership revenue	230,315	77.4	229,707	76.4	0.3
Personal training revenue	49,256	16.5	51,065	16.9	(3.5)
Other ancillary club revenue (1)	13,514	4.5	15,286	5.1	(11.6)
Ancillary club revenue	62,770	21.0	66,351	22.0	(5.4)
Fees and other revenue (2)	4,629	1.6	4,756	1.6	(2.7)
Total revenue	$297,714	100.0%	$300,814	100.0%	(1.0)%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue decreased $3.1 million, or 1.0%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily related to the impact of club closures, and declines in initiation and processing fees, and other ancillary club revenue. The revenue decrease was partially offset by an increase in membership dues and the impact of new club openings. In the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, revenue decreased approximately $8.9 million as a result of club closures, partially offset by a $4.0 million increase in revenue from our clubs that were opened in the last 24 months, and a $1.9 million increase in revenue at our clubs operating longer than 24 months.
Comparable club revenue increased 1.2% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher average dues per membership and an increase in member count in comparable clubs. The comparable club revenue increase was partially offset by decreased initiation and processing fees, and other ancillary club revenue.
Membership dues revenue increased $4.6 million, or 2.1%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily reflecting higher average dues per membership, increased annual fees and the impact of new club openings. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased $4.0 million, or 67.4%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Initiation and processing fees are amortized over the estimated average membership life and as a lesser amount of fees is collected, the revenue recognized will continue to decrease for the amortization period. The high initiation fees that were initially collected with the conversion to the lower pricing model in 2014 and early 2015 are no longer part of the calculation, which resulted in a decrease in revenue. The decrease was also partially due to the effect of higher estimated average membership life of 26 months for the nine months ended September 30, 2017 versus 25 months for the nine months ended September 30, 2016, which resulted in initiation and processing fees being amortized over the longer time period and therefore less revenue was recognized.

Personal training revenue decreased $1.8 million, or 3.5%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the impact of club closures, partially offset by the impact of newly opened clubs.
Other ancillary club revenue decreased $1.8 million, or 11.6%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to decreased membership cancellation fee and decreased revenue from our Small Group Training and Sports Clubs for Kids programs, partially offset by increased revenue from our 30-day guest pass.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2017	2016	% Variance
Payroll and related	$111,515	$115,202	(3.2)%
Club operating	135,293	140,365	(3.6)
General and administrative	17,079	19,216	(11.1)
Depreciation and amortization	30,199	33,097	(8.8)
Impairment of fixed assets	6,497	742	>100%
Total operating expenses	$300,583	$308,622	(2.6)%
Operating expenses decreased due to the following factors:
Payroll and related. Payroll and related expenses decreased $3.7 million, or 3.2%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily reflecting decreased severance expenses of $968,000, the effect of club closures and other cost-savings initiatives. These decreases were partially offset by a minimum wage increase, effective January 1, 2017, in most of the regions we operate.
Club operating. Club operating expenses decreased $5.1 million, or 3.6%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease was principally attributable to the following:

•	Marketing expense and repair and maintenance expense decreased $3.0 million and $772,000, respectively, primarily due to our continued cost-savings initiatives.

•	Utilities expense decreased $1.1 million, primarily due to the impact of club closures, and lower electricity and gas charges.

•
Rent and occupancy expense decreased $38,000, primarily driven by savings of $3.3 million related to closed clubs, a landlord recovery of $615,000 and a decrease in early termination penalties of $125,000. Offsetting these decreases were rent escalations of $2.7 million at mature clubs and increases related to newly opened and acquired clubs of $1.3 million.

General and administrative. General and administrative expenses decreased $2.1 million, or 11.1%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily reflecting the results of our cost-savings initiatives.
Depreciation and amortization. In the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, depreciation and amortization expense decreased $2.9 million, or 8.8%, due to a decline in our depreciable fixed assets base resulting from club closures and impairment charges.
Impairment of fixed assets. Due to triggering events, we recorded impairment charges of $6.5 million at six underperforming clubs in the nine months ended September 30, 2017 and $742,000 at two underperforming clubs in the nine months ended September 30, 2016.
Gain on extinguishment of debt
On April 21, 2016, TSI Holdings settled a transaction to purchase $8.7 million principal amount of debt outstanding under the 2013 Senior Credit Facility (as defined herein) for $3.8 million, or 43.5% of face value. On May 6, 2016, TSI Holdings settled another transaction to purchase $62.4 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $26.0 million, or 41.6% of face value. The April and May transactions created gains on extinguishment of debt in the nine months ended September 30, 2016 of $37.9 million. The gain was net of the write-off of deferred financing costs and debt discount of $545,000 and $1.6 million, respectively, and other costs related to the transaction. The purchased debt described above was transferred to TSI, LLC and canceled.
Interest expense
Interest expense decreased $1.3 million, or 12.0%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily reflecting the effect of principal payments made on, and purchases of debt outstanding under, the 2013 Term Loan Facility since September 30, 2016.
Provision for corporate income taxes
We recorded an income tax provision, inclusive of valuation allowance, of $4.6 million and $11.2 million for the nine months ended September 30, 2017 and 2016, respectively, reflecting a negative effective income tax rate of 38% for the nine months ended September 30, 2017 and 58% for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We experienced declining revenue from members in the past several years as the fitness industry was highly competitive in the geographic regions in which we compete. Also, the prior strategy of converting to a low-cost gym resulted in additional revenue pressure for the past few years. New members joined at lower monthly rates and cancellations of members paying higher rates negatively impacted our results and liquidity. In response to this, we implemented cost-savings initiatives in 2015, 2016 and 2017, which mitigated in part the impact the decline in revenue had on our profitability and cash flow from operations.
We continue to recover from our prior strategy of converting to a low-cost gym. We focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including certain club acquisitions, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. We may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of September 30, 2017, we had $59.3 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of September 30, 2017, $33.3 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2017 increased $18.0 million compared to the nine months ended September 30, 2016. Increases in operating cash included the following:

•	Cash collected for membership dues increased $5.0 million.

•	Cash collected for recurring annual fees increased $2.6 million.

•	Cash collected for member enrollment, including the initial annual fee paid upon joining, increased $657,000.

•	Cash paid for taxes decreased $7.2 million.

•	Cash paid for interest decreased $1.2 million.

•
Cash paid for various operating expenses decreased due to our cost-savings initiatives including, among others, cash paid for marketing of $3.1 million, utilities of $1.1 million, and occupancy of $1.1 million.

Offsetting decreases in operating cash included the following:

•	Cash collected for income tax refunds decreased $2.1 million.

•	Cash collected for personal training memberships decreased $1.3 million.
Investing Activities. Net cash used in investing activities increased $6.2 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Investing activities in the nine months ended September 30, 2017 consisted of $9.5 million of cash paid for the acquisition of Lucille Roberts, $1.3 million deposit paid in connection with potential acquisition, and cash paid related to remodeling and building new clubs. The increase in cash used in investing activities was partially offset by decreased capital expenditures, primarily due to the expansion of our laundry facility in 2016 and decreased activity in major renovations.
Financing Activities. Net cash used in financing activities decreased $29.7 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In the nine months ended September 30, 2016, TSI Holdings settled two transactions to purchase a total of $71.1 million principal amount of debt outstanding under the 2013 Senior Credit Facility for $29.8 million, or an average of 41.8% of face value. The purchased debt was transferred to TSI, LLC and canceled upon settlement. In the nine months ended September 30, 2017 and 2016, we made principal payments on the 2013 Term Loan Facility of $1.6 million and $1.7 million, respectively.
As of September 30, 2017, our total principal amount of debt outstanding was $200.4 million, of which $195.8 million is due in 2020. This substantial amount of debt could have significant consequences, including:

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2017, we have made a total of $23.6 million in principal payments on the 2013 Term Loan Facility.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of September 30, 2017, TSI Holdings had a cash balance of approximately $1.7 million.
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
In May 2017, TSI, LLC loaned $5.0 million to Town Sports Group, LLC (“TSI Group”), a newly-formed wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50,000 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of September 30, 2017, TSI, LLC had outstanding letters of credit of $7.2 million and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI, LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11.3 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1:00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI, LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined in the 2013 Senior Credit Facility) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings.
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
As of September 30, 2017, the 2013 Term Loan Facility has a gross principal balance of $200.4 million and a balance of $196.2 million, net of unamortized debt discount of $3.2 million and unamortized debt issuance costs of $1.1 million. As of September 30, 2017, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of September 30, 2017, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $7.2 million. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2017 was $37.8 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing.
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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the

Eurodollar rate, which has a floor of 1%. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2017 and 2016, hedge ineffectiveness was evaluated using the hypothetical derivative method. There was no hedge ineffectiveness for the three and nine months ended September 30, 2017 and 2016.
The counterparty to our derivatives is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Working Capital
We had positive working deficit of $4.1 million and $6.3 million as of September 30, 2017 and December 31, 2016, respectively. Major components of our working capital deficit on our current liability are deferred revenues, accounts payable, corporate income taxes payable, accrued expenses (including, among others, accrued payroll and occupancy costs), and the current portion of long-term debt. As of September 30, 2017, these current liabilities more than offset the current assets, which consist of cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $36.5 million and $34.6 million at September 30, 2017 and December 31, 2016, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. Any working capital deficits in future periods, as in the past, will be funded by our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility, which expires on November 15, 2018. We believe that these sources are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements to the condensed consolidated financial statements.
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
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. Annual fees are amortized over 12 months. As of September 30, 2017, the average membership life was 26 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
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
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized.
In both the three and nine months ended September 30, 2017, we tested underperforming clubs and recorded an impairment charge of $6.5 million on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods. In both the three and nine months ended September 30, 2016, we recorded impairment charges of $742,000 related to underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units. During the third quarter of 2017, the Company acquired Lucille Roberts and in connection with this acquisition, $5.7 million of goodwill was added to the Company's goodwill balance in the New York region. For more information on the Lucille Roberts acquisition, refer to Note 11 - Acquisitions to the condensed consolidated financial statements. As of September 30, 2017, only the New York and Switzerland regions have remaining goodwill balance.
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
For the February 28, 2017 impairment test, fair value was determined by using an income approach, as this was deemed to be the most indicative of the Company’s fair value. Under this income approach, the Company determined fair value based on estimated future cash flows of the Company’s three clubs located in Switzerland being considered as a single reporting unit (“SSC”), discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of SSC was 11.2% as of February 28, 2017. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. These assumptions were determined separately for each reporting unit. The Company believes its assumptions are reasonable, however, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of February 28, 2017 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing or prior to that, if any such change constitutes a triggering event outside the quarter when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result.
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
Business Combinations. In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. We may utilize independent third-party valuation firms to assist in making these fair value determinations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost-savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A, entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “could,” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of September 30, 2017, we had $200.4 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument are recorded each period in accumulated other comprehensive (loss) income. Based on the amount of our variable rate debt and our interest rate swap agreement as of September 30, 2017, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $790,000.
For additional information concerning the terms of our 2013 Term Loan Facility, see Note 3 - Long-Term Debt to the condensed consolidated financial statements.
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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	October 26, 2017

		By:	/s/ Carolyn Spatafora
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