Form 10-Q
period 2018-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2018-04-27
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2018, there were 27,205,277 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended March 31, 2018

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2018 and December 31, 2017
(All figures in thousands except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,428	$30,321
Accounts receivable (less allowance for doubtful accounts of $4,317 and $4,237 as of March 31, 2018 and December 31, 2017, respectively)	2,506	2,216
Prepaid corporate income taxes	13,565	13,563
Prepaid rent expense	75	9,153
Prepaid expenses and other current assets	9,085	12,894
Total current assets	79,659	68,147
Fixed assets, net	150,812	151,498
Goodwill	8,444	6,217
Intangible assets, net	5,858	5,134
Deferred membership costs	2,717	959
Other assets	4,318	4,716
Total assets	$251,808	$236,671
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,082	$2,082
Accounts payable	3,067	2,247
Accrued expenses	28,772	24,669
Accrued interest	103	118
Capital lease liabilities	379	160
Deferred revenue	39,406	33,473
Total current liabilities	73,809	62,749
Long-term debt	193,753	193,947
Deferred lease liabilities	46,792	47,356
Capital lease liabilities	931	—
Deferred tax liabilities	131	93
Deferred revenue	173	351
Other liabilities	9,722	10,132
Total liabilities	325,311	314,628
Commitments and Contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both March 31, 2018 and December 31, 2017
Common stock, $0.001 par value; issued and outstanding 27,205,277 and 27,149,135 shares at March 31, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	(3,364)	(4,290)
Accumulated other comprehensive income	1,996	1,201
Accumulated deficit	(72,160)	(74,893)
Total stockholders’ deficit	(73,503)	(77,957)
Total liabilities and stockholders’ deficit	$251,808	$236,671
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2018 and 2017
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Club operations	$105,675	$97,671
Fees and other	1,436	1,409
	107,111	99,080
Operating Expenses:
Payroll and related	39,474	37,385
Club operating	48,364	45,174
General and administrative	5,911	6,330
Depreciation and amortization	9,128	10,309
	102,877	99,198
Operating income (loss)	4,234	(118)
Interest expense	3,168	3,108
Interest income	(36)	—
Equity in earnings of investee	(105)	(92)
Income (loss) before provision (benefit) for corporate income taxes	1,207	(3,134)
Provision (benefit) for corporate income taxes	78	(199)
Net income (loss)	$1,129	$(2,935)
Earnings (loss) per share:
Basic	$0.04	$(0.11)
Diluted	$0.04	$(0.11)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	26,246,610	26,610,215
Diluted	26,854,091	26,610,215
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018 and 2017
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Statements of Comprehensive Income (Loss):
Net income (loss)	$1,129	$(2,935)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three months ended March 31, 2018 and 2017	619	34
Interest rate swap, net of tax of $0, for each of the three months ended March 31, 2018 and 2017	176	436
Total other comprehensive income, net of tax	795	470
Total comprehensive income (loss)	$1,924	$(2,465)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,129	$(2,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,128	10,309
Amortization of debt discount	240	231
Amortization of debt issuance costs	150	150
Non-cash rental income, net of non-cash rental expense	(856)	(624)
Share-based compensation expense	926	676
Net change in deferred taxes	38	—
Net change in certain operating assets and liabilities	21,200	8,953
Decrease in deferred membership costs	(1,758)	(42)
Landlord contributions to tenant improvements	300	988
Decrease in insurance reserves	(160)	(109)
Other	(47)	179
Total adjustments	29,161	20,711
Net cash provided by operating activities	30,290	17,776
Cash flows from investing activities:
Capital expenditures	(1,599)	(3,029)
Acquisition of asset	(3,989)	—
Other	(21)	—
Net cash used in investing activities	(5,609)	(3,029)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(521)	(520)
Principal payments on capital lease obligations	(85)	—
Cash dividends paid	(1)	(8)
Proceeds from stock option exercises	—	46
Net cash used in financing activities	(607)	(482)
Effect of exchange rate changes on cash	33	11
Net increase in cash and cash equivalents	24,107	14,276
Cash and cash equivalents beginning of period	30,321	45,596
Cash and cash equivalents end of period	$54,428	$59,872
Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(289)	$280
Increase in inventory	—	(86)
Decrease in prepaid expenses and other current assets	10,055	1,624
Increase in accounts payable, accrued expenses and accrued interest	5,610	2,943
Change in prepaid corporate income taxes and corporate income taxes payable	18	(213)
Increase in deferred revenue	5,806	4,405
Net change in certain working capital components	$21,200	$8,953
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$2,836	$2,760
Cash payments for income taxes	$21	$14
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
As of March 31, 2018, the Company owned and operated 166 fitness clubs (“clubs”). The clubs are comprised of 118 clubs in the New York metropolitan region (101 of which operate under the “New York Sports Clubs” brand name, 16 of which operate under the “Lucille Roberts” brand name and one of which operates under the “TMPL” brand name), including 38 locations in Manhattan. Additionally, the Company owned and operated 29 clubs in the Boston metropolitan region under the “Boston Sports Clubs” brand name, 10 clubs (one of which is partly-owned and one of which is licensed) in the Washington, D.C. metropolitan region under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia metropolitan region under the “Philadelphia Sports Clubs” brand name, one club in the Florida region under the “Christi’s Fitness” brand name and three clubs in Switzerland. In addition, as of March 31, 2018, the Company had one partly-owned club that operates under a different brand name in Washington, D.C. The Company’s operating segments are classified by geographical regions, which include the New York, Boston, Philadelphia, Washington, D.C., Florida and Switzerland regions. These operating segments are the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2017 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018.
The Company continues to experience revenue pressure from members as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. The Company continues to strategize on improving its financial results. The Company focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including certain acquisitions, license arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. The Company may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force).” This ASU provides specific guidance over eight identified cash flow issues. This standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted the updated guidance for the fiscal year beginning January 1, 2018 with no material impact on the Company’s financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). On January 1, 2018, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606 and all the related amendments (the “new revenue standard”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 3 - Revenue for further detail.
3.    Revenue
Adoption of ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606)
On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting period beginning after January 1, 2018 are presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under “Revenue Recognition” (Topic 605). The Company recorded a net addition to opening retained earnings of $1,604 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to membership costs requiring deferral. ASC 606 requires the Company to defer costs related to obtaining members and expense those costs over the estimated membership life. Under previous guidance, these membership costs were expensed at the time of the respective sale.
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet and statements of operations was as follows:

	Three Months Ended March 31, 2018
		Balances Without	Effect of Change
Balance Sheet	As Reported	Adoption of ASC 606	Increase/(Decrease)
Asset
Deferred membership costs	$2,717	$891	$1,826

Equity
Accumulated deficit	$(72,160)	$(73,986)	$1,826

	Three Months Ended March 31, 2018
		Balances Without	Effect of Change
Statements of Operations	As Reported	Adoption of ASC 606	Increase/(Decrease)
Expenses
Payroll and related	$39,474	$39,698	$(224)

Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended March 31,
	2018	2017
Membership dues	$82,281	$75,487
Initiation and processing fees	337	986
Membership revenue	82,618	76,473
Personal training revenue	18,253	16,518
Other ancillary club revenue	4,804	4,680
Ancillary club revenue	23,057	21,198
Fees and other revenue	1,436	1,409
Total revenue	$107,111	$99,080
Revenue Recognition
Membership dues:
The Company generally receives one-time non-refundable joining fees and monthly dues from its members. The Company also offers paid-in-full memberships giving members the option to pay their membership dues in advance. The Company offers both month-to-month and commit memberships. Members can cancel their membership with a fee charged to those members still under contract. Membership dues are recognized in the period in which access to the club is provided.
The Company’s membership plans allow for club members to elect to pay a per visit fee to use non-home clubs. These usage fees are recorded to membership revenue in the month the usage occurs.
Initiation and processing fees:
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
The estimated average membership life was 26 months for both the three months ended March 31, 2018 and full-year 2017. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The Company had approximately $12,418 and $12,456 of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue as of March 31, 2018 and December 31, 2017, respectively. The Company does not believe this amount is subject to the escheatment or abandoned property laws of any of the jurisdictions in which we conduct our business, including the State of New York. It is possible however, that one or more of these jurisdictions may not agree with the Company's position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on the Company's cash flows. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property. For a total of six jurisdictions, the Company has concluded, based on opinions from outside counsel, that money held by a company for unused and expired personal training sessions are not escheatable.
In addition to the prepaid personal training sessions the Company also offers a personal training membership product which consists of single or multi-session packages ranging from four to 12 sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and must be used in each respective month. Revenue related to this product is recognized in each respective month.

Other ancillary club revenue:
Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training and racquet sports. Revenues are recognized as the services are performed.
Fees and other revenue:
Fees and other revenue primarily consist of rental income from third party tenants, marketing revenue related to third party marketing in the Company’s club locations, management fees related to clubs the Company manages but does not wholly-own and revenue related to laundry services. Revenue generated from fees and other revenue is generally recognized at the time the related contracted services are performed.
The Company generates management fees from certain club facilities that are not wholly-owned, which include three managed sites as of March 31, 2018. Management fees earned for services rendered are recognized at the time the related services are performed. Revenue generated from managed sites was $137 and $295 for the three months ended March 31, 2018 and 2017, respectively.
When a revenue agreement involves multiple elements, such as sales of both memberships and services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met.
In connection with advance receipts of fees or dues, the Company was required to maintain bonds totaling $2,508 and $2,658 as of March 31, 2018 and December 31, 2017, respectively.
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three months ended March 31, 2018, the Company recognized $11,151 of revenue that was included in the deferred revenue balance as of December 31, 2017.
Practical Expedients and Exemptions
The Company has elected to not capitalize contracts that are shorter than one year. The majority of the Company's contracts have an expected length of one year or less. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
4.    Long-Term Debt

	March 31, 2018	December 31, 2017
2013 Term Loan Facility outstanding principal balance	$199,397	$199,918
Less: Unamortized discount	(2,671)	(2,912)
Less: Deferred financing costs	(891)	(977)
Less: Current portion due within one year	(2,082)	(2,082)
Long-term portion	$193,753	$193,947
2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving

Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2018, TSI, LLC has made a total of $24,622 in principal payments on the 2013 Term Loan Facility.
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
In May 2017, TSI, LLC loaned $5,000 to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI, LLC made a dividend distribution of $35,000 to TSI Holdings. As of March 31, 2018, TSI Group had a cash balance of approximately $12,282.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of March 31, 2018, TSI, LLC had outstanding letters of credit of $7,008 and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI, LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to

2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2017 did not result in any required payments in April 2018. The next excess cash flow payment is due in April 2019, if applicable. The Company is still determining at this time whether such payment will be required.
As of March 31, 2018, the 2013 Term Loan Facility has a gross principal balance of $199,397 and a balance of $195,835 net of unamortized debt discount of $2,671 and unamortized debt issuance costs of $891. As of March 31, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of March 31, 2018, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $7,008. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2018 was $37,992, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility will mature on November 15, 2018. Given that the 2013 Senior Credit Facility contains a restrictive covenant on obtaining secured debt, if the Company is unable to extend, restructure or refinance the 2013 Revolving Loan Facility prior to maturity, all letters of credit that remain outstanding under the 2013 Revolving Loan Facility will become immediately due and payable upon maturity.  The Company is considering alternative means to satisfy these obligations, including the cash collateralization of such obligations.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $197,777 and $188,173 at March 31, 2018 and December 31, 2017, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 5 - Derivative Financial Instruments.
5.    Derivative Financial Instruments
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company’s previous credit facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and will mature on May 15, 2018. The swap effectively converts $160,000 of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which has a floor of 1%. As permitted by ASC 815, Derivatives and Hedging, the Company has designated this swap as a cash flow hedge, the effects of which have been reflected in the Company’s condensed consolidated financial statements for the three months ended March 31, 2018 and 2017. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, the Company performs a quarterly assessment of the hedge effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
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
The fair value for the Company’s interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of March 31, 2018	$7	$—	$7	$—
Interest rate swap liability as of December 31, 2017	$184	$—	$184	$—
The swap contract liability of $7 and $184 is recorded as a component of accrued expenses as of March 31, 2018 and December 31, 2017, respectively, with the offset to accumulated other comprehensive income ($5 and $104, net of taxes, as of March 31, 2018 and December 31, 2017, respectively) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2018 and 2017 and the Company does not expect that significant derivative losses included in accumulated other comprehensive income at March 31, 2018 will be reclassified into earnings within the next 12 months.
6.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $67 for the three months ended March 31, 2018. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2018. There were no legal expenses related to this arrangement for the three months ended March 31, 2017.
7.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of

March 31, 2018, $39,502 of the cash balance of $54,428 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
The counterparty to the Company’s interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. The Company believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.
8.    Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net (loss) earnings applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock calculated using the treasury stock method.

	Three Months Ended March 31,
	2018	2017
Weighted average number of common shares outstanding — basic	26,246,610	26,610,215
Effect of dilutive share based awards	607,481	—
Weighted average number of common shares outstanding — diluted	26,854,091	26,610,215

Earnings (loss) per share:
Basic	$0.04	$(0.11)
Diluted	$0.04	$(0.11)
For the three months ended March 31, 2018, there were 8,474 stock options and restricted stock awards excluded from the computations of earnings per diluted share due to their anti-dilutive effect.
For the three months ended March 31, 2017, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for this period. There would have been 51,739 anti-dilutive shares had the Company not been in a net loss position for this period.
9.    Stock-Based Compensation
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
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of March 31, 2018, there were 2,040,831 shares available to be issued under the 2006 Plan. At March 31, 2018, the Company had 37,007 stock options outstanding and 1,363,917 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three months ended March 31, 2018.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $5 for the three months ended March 31, 2017. There was no compensation expense related to stock options outstanding for the three months ended March 31, 2018.

Restricted Stock Awards
On February 1, 2018, the Company issued 13,115 shares of restricted stock under the 2006 Plan. The fair value per share for such restricted stock awards was $6.10, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $606 and $303 for the three months ended March 31, 2018 and 2017, respectively. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $4 and $141 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, a total of $4,566 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years.
Stock Grants
The Company issued 52,460 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2018. The fair value of the shares issued was $6.10 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $320 and $368 for the three months ended March 31, 2018 and 2017, respectively.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of March 31, 2018, shares purchased under this plan did not have a material impact on the Company’s financial statements.
The following is a summary of the MSPP, which is qualified in its entirety by the terms of the MSPP. Eligible employees may elect to use up to 20% of their cash compensation (as defined in the MSPP), but in no event more than $200 in any calendar year, to purchase the Company’s common stock generally on a quarterly basis on the open market through a broker (such purchased shares being referred to as “MSPP Shares”). If the participant holds the MSPP Shares for the requisite period specified in the Plan (two years from the purchase date) and remains an employee of the Company, the participant will receive an award of shares of restricted stock under the Company’s 2006 Stock Incentive Plan, as amended, in an amount equal to the number of MSPP Shares that satisfied the holding period. The award will vest on the second anniversary of the award date so long as the participant remains an employee on the vesting date. Awards granted under the Stock Incentive Plan in any calendar year as a result of participants holding the MSPP Shares for the requisite period will be the lesser of (i) 50% of the shares available for grant under the Stock Incentive Plan and (ii) the number of MSPP Shares that have satisfied the two year holding period.
Employee Stock Purchase Plan
In March 2018, the Board approved, subject to stockholder approval, the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock will be the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. This plan has been deemed non-compensatory, and therefore, no compensation expense has been recorded.
10.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). During the first quarter of 2018, the Company acquired an existing club in the Boston region. In connection with this acquisition, $768 of goodwill was added to the Company’s goodwill balance in the Boston region. The Company also recorded $1,432 of goodwill in the New York region during the first quarter of 2018, due to measurement period adjustments related to the Lucille Roberts and TMPL Gym acquisitions. For more information on these acquisitions, refer to Note 11 - Acquisitions. As of March 31, 2018, only the New York, Boston and Switzerland regions have a goodwill balance.

The Company has historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurs. During the first quarter of 2018, the Company established the date of its annual goodwill impairment test for the Boston region from the last day of February to August 1. The Company believes that performing the test annually on August 1 will alleviate the information and resource constraints that historically existed during the first quarter and will more closely align with the timing of related forecasts, reports and analysis. The Company performed a goodwill impairment test on the Switzerland region as of February 28, 2018.
The goodwill in the New York region was acquired in connection with the Lucille Roberts and TMPL acquisitions in the third and fourth quarters of 2017, respectively. The acquired goodwill in the Boston region was related to the acquisition of a club in the first quarter of 2018. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for the New York and Boston regions will be August 1, 2018, which is within 12 months of the acquisitions. The Company believes that the resulting change in the accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company has also determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of August 1 for periods prior to August 1, 2018 without the use of hindsight. As such, the Company will prospectively apply the change in the annual goodwill impairment assessment date beginning August 1, 2018.
The Company’s annual goodwill impairment test for the Switzerland region as of February 28, 2018 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The February 28, 2018 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required.
The changes in the carrying amount of goodwill from December 31, 2017 through March 31, 2018 are detailed in the chart below:

	New York	Boston	Switzerland	Outlier Clubs	Total
Goodwill	$36,707	$15,775	$1,175	$3,982	$57,639
Changes due to foreign currency exchange rate fluctuations	—	—	(116)	—	(116)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	(3,982)	(51,306)
Balance as of December 31, 2017	5,158	—	1,059	—	6,217
Acquired goodwill (Refer to Note 11 - Acquisitions)	1,432	768	—	—	2,200
Changes due to foreign currency exchange rate fluctuations	—	—	27	—	27
Balance as of March 31, 2018	$6,590	$768	$1,086	$—	$8,444
Amortization expense was $478 and $5 for the three months ended March 31, 2018 and 2017, respectively. Intangible assets were acquired in connection with the Lucille Roberts and TMPL acquisitions in 2017, as well as the acquisition of a club in the Boston region during three months ended March 31, 2018. Intangible assets are as follows:

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$13,545	$(11,834)	$1,711	$12,744	$(11,577)	$1,167
Favorable lease commitment	2,350	(237)	2,113	2,350	(136)	2,214
Non-compete agreement	1,300	(80)	1,220	900	—	900
Trade names	900	(86)	814	900	(47)	853
	$18,095	$(12,237)	$5,858	$16,894	$(11,760)	$5,134

11.    Acquisitions
Acquisitions of businesses are accounted for in accordance with ASC 805, Business Combinations and ASU 2017-01. According to ASC 805, transactions that represent business combinations should be accounted for under the acquisition method. In addition, the ASC 805 includes a subtopic which provides guidance on transactions sometimes associated with business combinations but that do not meet the requirements to be accounted for as business combinations under the acquisition method. Under the acquisition method, the purchase price is allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. The acquisitions by the Company that occurred in the quarter ended March 31, 2018 were not material to the financial position, results of operations or cash flows of the Company; therefore, the respective pro forma financial information has not been presented. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements pro rata from the date of acquisition.
Acquisition in the Boston metropolitan region
In January 2018, the Company acquired an existing club in the Boston metropolitan region for a net cash purchase price of $2,866 and was accounted for as a business combination. Acquisition costs incurred in connection with this transaction were $55, of which approximately $49 was incurred in the three months ended March 31, 2018 and is included in general and administrative expenses in the accompanying condensed consolidated statements of income. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

January 2018
Allocation of purchase price:
Fixed assets	$982
Goodwill	768
Definite lived intangible assets:
Membership list	600
Non-compete agreement	400
Working capital assets	130
Deferred revenue	(14)
Total allocation of purchase price	$2,866
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the membership lists being amortized over the estimated average membership life of 26 months and the non-compete agreement being amortized over five years.
Acquisition of TMPL Gym
In December 2017, the Company acquired an existing club in the New York metropolitan region under the TMPL trade name for a net cash purchase price of $5,925. TMPL is a luxury gym that features a wide variety of fitness programs and group exercises. The club continues to operate under the TMPL trade name and was accounted for as a business combination.
Acquisition costs incurred in connection with this transaction were $125, of which approximately $64 was incurred in the three months ended March 31, 2018 and is included in general and administrative expenses in the accompanying condensed consolidated statements of income. The Company received additional information in the first quarter of 2018 and adjusted the purchase price allocation. In the three months ended March 31, 2018, the Company recorded measurement period adjustments of $1,011 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

December 2017
(as adjusted)
Allocation of purchase price:
Fixed assets	$5,195
Goodwill	1,376
Definite lived intangible assets:
Non-compete agreement	900
Trade name	200
Deferred revenue	(1,511)
Capital lease liability	(160)
Other liabilities	(75)
Total allocation of purchase price	$5,925
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the non-compete agreement amortized over five years and the trade name amortized over 15 years.
Acquisition of Lucille Roberts Health Club Business
In September 2017, the Company acquired Lucille Roberts for a net cash purchase price of $9,450. The acquisition added 16 clubs to the Company's portfolio in the New York metropolitan region and was accounted for as a business combination. These 16 clubs continue to operate under the Lucille Roberts trade name.
Acquisition costs incurred in connection with this transaction was $303, of which approximately $18 was incurred in the three months ended March 31, 2018 and is included in general and administrative expenses in the accompanying condensed consolidated statements of income. The Company received additional information in the first quarter of 2018 and adjusted the purchase price allocation. In the three months ended March 31, 2018, the Company recorded measurement period adjustments of $421 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

September 2017
(as adjusted)
Allocation of purchase price:
Fixed assets	1,024
Goodwill	5,214
Definite lived intangible assets:
Membership lists	1,400
Trade names	700
Favorable lease commitment	2,350
Deferred revenue	(1,238)
Total allocation of purchase price	$9,450
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
For the three months ended March 31, 2018, the Lucille Roberts clubs generated revenue of $4,039 and net income of approximately $800. Revenues and net income for the three months ended March 31, 2017, on an unaudited proforma basis, would have had increased by approximately $4,000 and $800, respectively.

Asset Acquisitions
In January 2018, the Company acquired a building and the land it occupies in the Florida region, as well as a single health club located on the premises for a purchase price of $4,039. Of the total purchase price, $2,691 was attributed to the building, $1,021 was attributed to the land, and the remainder of the purchase price was primarily attributed to the equipment, intangible assets and deferred revenue. This transaction was accounted for as an asset acquisition.
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
Subsequent Acquisition
In April 2018, the Company acquired substantially all of the assets of the Total Woman Gym and Spa business for a net cash purchase price of $8,000. The Company will assume certain existing liabilities. The acquisition added 12 clubs to the Company’s portfolio in California, which primarily relates to club equipment and intangible assets. The clubs continue to operate as women only clubs under the Total Woman trade name and the acquisition was accounted for as a business combination. This acquisition is subject to various closing conditions and the purchase price allocation is being finalized. On an unaudited basis, proforma revenues for the three months ended March 31, 2018 and 2017 would have increased approximately $7,000. On an unaudited proforma basis, net income for the three months ended March 31, 2018 and March 31, 2017 would not have been materially impacted.
12.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $78 and an income tax benefit inclusive of valuation allowance of $199 for the three months ended March 31, 2018 and 2017, respectively, reflecting an effective income tax rate of 6% for both the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the three months ended March 31, 2018 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017. The Company recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information for the three months ended March 31, 2018 and the year ended December 31, 2017.
As of both March 31, 2018 and December 31, 2017, the Company had a net deferred tax liability of $131 and $93, respectively. The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of both March 31, 2018 and December 31, 2017.
As of March 31, 2018, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2018, since the related income tax returns may no longer be subject to audit in 2018.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. The Company is currently under audit by the Internal Revenue Service for federal income tax returns for the years ended December 31, 2014 through 2016.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2014). In particular, the Company disagrees with the proposed assessment dated December 12, 2016 from the State of New York and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017. No settlement was reached at the conference and the proposed assessment was sustained. As such, in a revised letter dated November 30, 2017, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for approximately $5,097, inclusive of approximately $2,419 of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals. The Company has not recorded a tax reserve related to the proposed assessment. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible change to unrecognized tax benefits within the next 12 months cannot be made. On November 17, 2017, the Company was notified that the State of New York proposed an adjustment in the amount of approximately $3,906 for the years 2010 to 2014, inclusive of approximately $757 in interest. The Company is also under examination in New York City (2006 through 2014), and the Company has consented to extend that assessment period through December 31, 2018. In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the company for the state of Massachusetts for the period ending December 31, 2014 through December 31, 2016.
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee and member relations claims (three of which purport to represent a class) and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of March 31, 2018.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of March 31, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $1,420. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to this guarantee obligation as of March 31, 2018 as it concluded that payment under this lease guarantee was not probable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “the Company,” “we,” “our,” “TSI Holdings” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries. References to “TSI, LLC” refer to Town Sports International, LLC, and “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company. The Company is a diversified holding company owning subsidiaries engaged in a number of business and investment activities. The Company’s largest operating subsidiary, TSI, LLC, has been involved in the fitness industry since 1973 and has grown to become one of the largest owners and operators of fitness clubs in the Northeast region of the United States. TSI Group was formed in 2017 to invest in public and private equities and real estate. TSI Holdings’ corporate structure provides flexibility to make investments across a broad spectrum of industries in order to create long-term value for stockholders.
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our clubs collectively served approximately 599,000 members as of March 31, 2018. As of March 31, 2018, the Company owned and operated 166 fitness clubs. The clubs are comprised of 118 clubs in the New York metropolitan region (101 of which operate under the “New York Sports Clubs” brand name, 16 of which operate under the “Lucille Roberts” brand name and one which operates under the “TMPL” brand name), including 38 locations in Manhattan. Additionally, the Company owned and operated 29 clubs in the Boston metropolitan region under the “Boston Sports Clubs” brand name, 10 clubs (one of which is partly-owned and one of which is licensed) in the Washington, D.C. metropolitan region under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia metropolitan region under the “Philadelphia Sports Clubs” brand name, one club in the Florida region under the “Christi’s Fitness” brand name and three clubs in Switzerland. In addition, as of March 31, 2018, the Company had one partly-owned club that operates under a different brand name in Washington, D.C. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. In each of our four main regions, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
Recently, we have been and plan to continue expanding our club base through selective acquisitions. We believe this is an important element of our corporate strategy as it strengthens our competitive position and expands and enhances the services that we can offer to our members. In 2017, we acquired 18 clubs in the New York metropolitan region and constructed and opened two clubs. In January 2018, we acquired one club in the Boston metropolitan region and one club in Florida. In April 2018, we acquired 12 locations of the Total Woman Gym and Spa business (“Total Woman”) in California. These clubs continue to operate as women-only clubs under the Total Woman trade name.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 77.1% of our total revenue for the three months ended March 31, 2018. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the three months ended March 31, 2018, we generated 17.0% of our revenue from personal training and 4.5% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.4% of our total revenue for the three months ended March 31, 2018) from the rental of space in our facilities primarily to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In both the three months ended March 31, 2018 and 2017, our monthly average attrition rates were 3.9%.
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
As of March 31, 2018, 164 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington, D.C., which does not operate under the Washington Sports Clubs brand, with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at three locations where we do not have an equity interest.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2017, the full-year 2017, and the first quarter of 2018.

	2017					2018
	Q1	Q2	Q3	Q4	Full Year	Q1
Wholly-owned clubs operated at beginning of period	149	148	148	163	149	164
Acquired clubs	—	—	16	2	18	2
New clubs opened	1	1	—	—	2	—
Clubs closed (3)	(2)	(1)	(1)	(1)	(5)	(2)
Wholly-owned clubs operated at end of period	148	148	163	164	164	164
Partly-owned and licensed clubs operated at end of period(1)(3)	1	1	1	1	1	2
Total clubs operated at end of period (1)(2)	149	149	164	165	165	166

(1)	Excludes one partly-owned club that operates under a different brand name in our Washington, D.C. region.

(2)	Excludes three locations that are managed by us in which we do not have an equity interest.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months (“comparable clubs”) and comparable club revenue increase as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.
Key determinants of comparable club revenue increases shown in the table below are new memberships, member retention rates, pricing and ancillary revenue increases.

	2017				2018
	Q1	Q2	Q3	Q4	Q1
Comparable club revenue	0.7%	1.2%	1.8%	2.8%	1.7%
The comparable club revenue increase in the three months ended March 31, 2018 was primarily due to higher average dues per membership and increased personal training revenue. The comparable club revenue increase was partially offset by decreased initiation and processing fees, and other ancillary club revenue. The comparable club revenue increase in 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs, partially offset by decreased initiation and processing fees and other ancillary club revenue.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	36.9	37.7
Club operating	45.1	45.6
General and administrative	5.5	6.4
Depreciation and amortization	8.5	10.4
	96.0	100.1
Operating income (loss)	4.0	(0.1)
Interest expense	3.0	3.2
Equity in earnings of investee	(0.1)	(0.1)
Income (loss) before provision (benefit) for corporate income taxes	1.1	(3.2)
Provision (benefit) for corporate income taxes	0.1	(0.2)
Net income (loss)	1.0%	(3.0)%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$82,281	76.8%	$75,487	76.2%	9.0%
Initiation and processing fees	337	0.3	986	1.0	(65.8)
Membership revenue	82,618	77.1	76,473	77.2	8.0
Personal training revenue	18,253	17.0	16,518	16.7	10.5
Other ancillary club revenue (1)	4,804	4.5	4,680	4.7	2.6
Ancillary club revenue	23,057	21.5	21,198	21.4	8.8
Fees and other revenue (2)	1,436	1.4	1,409	1.4	1.9
Total revenue	$107,111	100.0%	$99,080	100.0%	8.1%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training and racquet sports.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $8.0 million, or 8.1%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily related to the favorable impact from the newly acquired and opened clubs, and increased membership dues. These increases were partially offset by the impact of club closures and a decline in initiation and processing fees. In the three months ended March 31, 2018 compared to the three months ended March 31, 2017, revenue increased approximately $8.5 million in revenue from our clubs that were opened in the last 24 months and $1.3 million in revenue at our clubs operating longer than 24 months, partially offset by $1.8 million as a result of club closures.
Comparable club revenue increased 1.7% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher average dues per membership and increased personal training revenue. The comparable club revenue increase was partially offset by decreased initiation and processing fees, and other ancillary club revenue.
Membership dues revenue increased $6.8 million, or 9.0%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily reflecting the favorable impact from the newly acquired and opened clubs and higher average dues per membership. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased $649,000, or 65.8%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Initiation and processing fees are amortized over the estimated average membership life. Initiation and processing fees collected per sale decreased in recent years, which resulted in less revenue recognized over the amortization period.
Personal training revenue increased $1.7 million, or 10.5%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increased member interest resulting from improved product management and marketing strategies, and the favorable impact from the newly acquired and opened clubs, partially offset by the impact of club closures.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2018	2017	% Variance
Payroll and related	$39,474	$37,385	5.6%
Club operating	48,364	45,174	7.1
General and administrative	5,911	6,330	(6.6)
Depreciation and amortization	9,128	10,309	(11.5)
Total operating expenses	$102,877	$99,198	3.7%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $2.1 million, or 5.6%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily reflecting the impact from the acquired and newly opened clubs, minimum wage increases, and increased personal training payroll expenses related to higher personal training revenue. These increases were partially offset by other saving initiatives and club closures.
Club operating. Club operating expenses increased $3.2 million, or 7.1%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily reflecting the impact from the acquired and newly opened clubs, partially offset by the effect of club closures.
General and administrative. General and administrative expenses decreased $419,000, or 6.6%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily reflecting the results of our cost-savings initiatives, partially offset by acquisition costs incurred in the three months ended March 31, 2018 and the increase from the newly acquired and opened clubs.
Depreciation and amortization. In the three months ended March 31, 2018 compared to the three months ended March 31, 2017, depreciation and amortization expense decreased $1.2 million, or 11.5%, primarily due to a decrease at our mature clubs and the impact of closed locations. These decreases were partially offset by depreciation and amortization of assets at our newly acquired and opened clubs.
Provision (benefit) for corporate income taxes
We recorded an income tax provision, inclusive of valuation allowance, of $78,000 and an income tax benefit inclusive of valuation allowance of $199,000 for the three months ended March 31, 2018 and 2017, respectively, reflecting an effective income tax rate of 6% for both the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We continue to experience revenue pressure from members as the fitness industry continues to be highly competitive in the geographic regions in which we compete. We continue to strategize on improving our financial results. We focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including certain acquisitions, license arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. We may also consider additional strategic alternatives, including opportunities to reduce TSI, LLC’s existing debt and further cost-savings initiatives. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of March 31, 2018, we had $54.4 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although we deposit our cash with more than one financial institution, as of March 31, 2018, $39.5 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2018 increased $12.5 million compared to the three months ended March 31, 2017. Increases in operating cash included the following:

•	Cash paid for rent decreased 9.1 million.

•	Cash collected for membership dues increased $5.4 million.

•	Cash collected for personal training memberships increased $1.1 million.

Offsetting decreases in operating cash included the following:

•	Cash paid for occupancy expenses increased $2.6 million.

•	Cash collected for landlord contributions decreased by $688,000.
Investing Activities. Net cash used in investing activities increased $2.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Investing activities in the three months ended March 31, 2018 consisted of $4.0 million of cash paid for the acquisition of property in Florida. The increase in cash used in investing activities was partially offset by decreased capital expenditures, primarily due to decreased activity in conducting major renovations at clubs.
Financing Activities. Net cash used in financing activities increased $125,000 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to principal payments made on capital lease obligations in the three months ended March 31, 2018.
As of March 31, 2018, our total principal amount of debt outstanding was $199.4 million, of which $195.8 million is due in 2020. This substantial amount of debt could have significant consequences, including:

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
We believe that we have, or will be able to obtain or generate, sufficient funds to finance our current operating plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, available on acceptable terms, or permitted under the 2013 Senior Credit Facility (as defined below).

2013 Senior Credit Facility
On November 15, 2013, TSI, LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI, LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5.1 million and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI, LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI, LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI, LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI, LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2018, we have made a total of $24.6 million in principal payments on the 2013 Term Loan Facility.
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
In May 2017, TSI, LLC loaned $5.0 million to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50,000 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI, LLC made a dividend distribution of $35.0 million to TSI Holdings. As of March 31, 2018, TSI Group had a cash balance of approximately $12.3 million.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI, LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of March 31, 2018, TSI, LLC had outstanding letters of credit of $7.0 million and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI, LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11.3 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1.00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI, LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI, LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. The excess cash flow calculation performed as of December 31, 2017 did not result in any required payments in April 2018. The next excess cash flow payment is due in April 2019, if applicable. The Company is still determining at this time whether such payment will be required.
As of March 31, 2018, the 2013 Term Loan Facility has a gross principal balance of $199.4 million and a balance of $195.8 million, net of unamortized debt discount of $2.7 million and unamortized debt issuance costs of $891,000. As of March 31, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of March 31, 2018, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $7.0 million. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2018 was $38.0 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility will mature on November 15, 2018. Given that the 2013 Senior Credit Facility contains a restrictive covenant on obtaining secured debt, if the Company is unable to extend, restructure or refinance the 2013 Revolving Loan Facility prior to maturity, all letters of credit that remain outstanding under the 2013 Revolving Loan Facility will become immediately due and payable upon maturity.  The Company is considering alternative means to satisfy these obligations, including the cash collateralization of such obligations as well as options to refinance the 2013 Senior Credit Facility.  The Company is having discussions with third parties regarding refinancing the senior credit facility. The Company can provide no assurance that any refinancing transactions will occur or will occur at favorable terms.

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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and will mature on May 15, 2018. The swap effectively converts $160.0 million of the current outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which has a floor of 1%. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated this swap as a cash flow hedge, the effects of which have been reflected in our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017. The objective of this hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps are designated as cash flow hedges for accounting purposes since they are being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). On an ongoing basis, we perform a quarterly assessment of the hedge effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in the condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
The counterparty to our interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.
Working Capital
We had working capital of $5.9 million and $5.4 million as of March 31, 2018 and December 31, 2017, respectively. Major components of our working capital on our current assets are cash and cash equivalents, accounts receivable, prepaid corporate income taxes, prepaid rent expense, and prepaid expenses and other current assets. As of March 31, 2018, these current assets more than offset the current liabilities, which consists of deferred revenues, accounts payable, accrued expenses (including, among others, accrued payroll and occupancy costs), the current portion of long-term debt, capital lease liabilities and accrued interest. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $39.4 million and $33.5 million at March 31, 2018 and December 31, 2017, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. If working capital deficits occur in future periods, as in the past, they will be funded by our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility, which expires on November 15, 2018. We believe that these sources are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements to the condensed consolidated financial statements.
Use of Estimates and Critical Accounting Policies
Other than as disclosed below, management believes there have been no other material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. Annual fees are amortized over 12 months. As of March 31, 2018, the estimated average membership life was 26 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
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
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized. In the three months ended March 31, 2018 and 2017, the Company had no impairment charges.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). During the first quarter of 2018, the Company acquired an existing club in the Boston region. In connection with this acquisition, $768 of goodwill was added to the Company’s goodwill balance in the Boston region. The Company also recorded $1,432 of goodwill in the New York region during the first quarter of 2018, due to a change in the purchase price allocations related to the Lucille Roberts and TMPL Gym acquisitions. For more information on these acquisitions, refer to Note 11 - Acquisitions to the condensed consolidated financial statements. As of March 31, 2018, only the New York, Boston and Switzerland regions have remaining goodwill balance.
The Company has historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurs. During the first quarter of 2018, the Company changed the date of its annual goodwill impairment test for the New York and Boston regions from the last day of February to August 1. The Company believes that performing the test annually on August 1 will alleviate the information and resource constraints that historically existed during the first quarter and will more closely align with the timing of related forecasts, reports and analysis. The Company performed a goodwill impairment test on the Switzerland region as of February 28, 2018.

The goodwill in the New York region was acquired in connection with the Lucille Roberts and TMPL acquisitions in the third and fourth quarters of 2017, respectively. The acquired goodwill in the Boston region was related to the acquisition of a club in the first quarter of 2018. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for the New York and Boston regions will be August 1, 2018, which is within 12 months of the acquisitions. The Company believes that the resulting change in the accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company has also determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of August 1 for periods prior to August 1, 2018 without the use of hindsight. As such, the Company will prospectively apply the change in the annual goodwill impairment assessment date beginning August 1, 2018.
The Company’s annual goodwill impairment test for the Switzerland region as of February 28, 2018 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The February 28, 2018 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost-savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A, entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “could,” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of Federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of March 31, 2018, we had $199.4 million of outstanding borrowings under our 2013 Term Loan Facility of which $160.0 million of this variable rate debt is hedged to a fixed rate under an interest rate swap agreement. Changes in the fair value of the interest rate swap derivative instrument are recorded each period in accumulated other comprehensive income (loss). Based on the amount of our variable rate debt and our interest rate swap agreement as of March 31, 2018, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $690,000.
For additional information concerning the terms of our 2013 Term Loan Facility, see Note 4 - Long-Term Debt to the condensed consolidated financial statements in this Quarterly Report.
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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee and member relations claims (three of which purport to represent a class) and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
ITEM 1A.    Risk Factors
There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	April 27, 2018

		By:	/s/ Carolyn Spatafora
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

3.2	Third Amended and Restated By-laws of Town Sports International Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on September 17, 2014).

10.1	Town Sports International Holdings, Inc. 2018 Management Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

10.2
Town Sports International Holdings, Inc. 2018 Management Stock Purchase Plan, as Amended and Restated on March 13, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 19, 2018).

10.3
Asset Purchase Agreement, dated February 22, 2018, by and among Town Sports International Holdings, Inc., TW Holdings, Inc., SPAD Holdings, LLC, TW Glendale, Inc., and TW Westlake Village, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 22, 2018).

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