Form 10-Q
period 2018-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2018-07-27
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2018, there were 27,190,769 shares of Common Stock of the registrant outstanding.

FORM 10-Q
For the Quarter Ended June 30, 2018

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2018 and December 31, 2017
(All figures in thousands except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$58,611	$30,321
Accounts receivable (less allowance for doubtful accounts of $4,428 and $4,237 as of June 30, 2018 and December 31, 2017, respectively)	2,742	2,216
Prepaid corporate income taxes	10,129	13,563
Prepaid rent expense	68	9,153
Prepaid expenses and other current assets	6,276	12,894
Total current assets	77,826	68,147
Fixed assets, net	154,497	151,498
Goodwill	9,779	6,217
Intangible assets, net	7,269	5,134
Deferred membership costs	2,522	959
Other assets	3,934	4,716
Total assets	$255,827	$236,671
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$12,082	$2,082
Current portion of mortgage and term loan	253	—
Accounts payable	4,026	2,247
Accrued expenses	27,190	24,669
Accrued interest	64	118
Current portion of capital lease liabilities	628	160
Deferred revenue	41,018	33,473
Total current liabilities	85,261	62,749
Long-term debt	183,561	193,947
Long-term mortgage and term loan	2,106	—
Deferred lease liabilities	45,933	47,356
Capital lease liabilities	1,823	—
Deferred tax liabilities	140	93
Deferred revenue	349	351
Other liabilities	9,191	10,132
Total liabilities	328,364	314,628
Commitments and Contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both June 30, 2018 and December 31, 2017
Common stock, $0.001 par value; issued and outstanding 27,190,769 and 27,149,135 shares at June 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	(2,805)	(4,290)
Accumulated other comprehensive income	1,802	1,201
Accumulated deficit	(71,559)	(74,893)
Total stockholders’ deficit	(72,537)	(77,957)
Total liabilities and stockholders’ deficit	$255,827	$236,671
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2018 and 2017
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Club operations	$111,047	$98,392	$216,722	$196,063
Fees and other	1,282	1,601	2,718	3,010
	112,329	99,993	219,440	199,073
Operating Expenses:
Payroll and related	42,396	37,058	81,870	74,443
Club operating	50,131	44,032	98,495	89,206
General and administrative	6,381	5,369	12,292	11,699
Depreciation and amortization	9,640	10,016	18,768	20,325
	108,548	96,475	211,425	195,673
Operating income	3,781	3,518	8,015	3,400
Interest expense	3,338	3,155	6,506	6,263
Interest income	(45)	—	(81)	—
Equity in earnings of investee	(78)	(48)	(183)	(140)
Income (loss) before (benefit) provision for corporate income taxes	566	411	1,773	(2,723)
(Benefit) provision for corporate income taxes	(35)	821	43	622
Net income (loss)	$601	$(410)	$1,730	$(3,345)
Earnings (loss) per share:
Basic	$0.02	$(0.02)	$0.07	$(0.13)
Diluted	$0.02	$(0.02)	$0.07	$(0.13)
Weighted average number of shares used in calculating earnings (loss) per share:
Basic	25,844,061	25,238,291	25,776,919	25,140,848
Diluted	26,584,112	25,238,291	26,515,964	25,140,848
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2018 and 2017
(All figures in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statements of Comprehensive Income (Loss):
Net income (loss)	$601	$(410)	$1,730	$(3,345)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three and six months ended June 30, 2018 and 2017	(128)	139	491	173
Interest rate swap, net of tax of $0, for each of the three and six months ended June 30, 2018 and 2017	(66)	313	110	749
Total other comprehensive (loss) income, net of tax	(194)	452	601	922
Total comprehensive income (loss)	$407	$42	$2,331	$(2,423)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(All figures in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,730	$(3,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,768	20,325
Amortization of debt discount	483	465
Amortization of debt issuance costs	300	301
Non-cash rental income, net of non-cash rental expense	(1,713)	(1,665)
Share-based compensation expense	1,483	1,082
Net change in deferred taxes	(26)	—
Net change in certain operating assets and liabilities	23,049	10,598
(Increase) decrease in deferred membership costs	(1,563)	10
Landlord contributions to tenant improvements	800	2,115
Decrease in insurance reserves	(168)	(69)
Other	(121)	93
Total adjustments	41,292	33,255
Net cash provided by operating activities	43,022	29,910
Cash flows from investing activities:
Capital expenditures	(4,570)	(6,804)
Acquisition of businesses	(7,265)	—
Acquisition of assets	(3,989)	—
Other	(21)	(354)
Net cash used in investing activities	(15,845)	(7,158)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(1,041)	(1,041)
Principal payments on capital lease obligations	(241)	—
Proceeds from mortgage and term loan	2,380	—
Principal payments on mortgage and term loan	(21)	—
Cash dividends paid	(1)	(9)
Proceeds from stock option exercises	2	46
Net cash provided by (used in) financing activities	1,078	(1,004)
Effect of exchange rate changes on cash	35	48
Net increase in cash and cash equivalents	28,290	21,796
Cash and cash equivalents beginning of period	30,321	45,596
Cash and cash equivalents end of period	$58,611	$67,392
Summary of the change in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	$(526)	$247
Increase in inventory	—	(43)
Decrease in prepaid expenses and other current assets	12,308	2,536
Increase in accounts payable, accrued expenses and accrued interest	4,511	2,791
Change in prepaid corporate income taxes and corporate income taxes payable	3,474	2,118
Increase in deferred revenue	3,282	2,949
Net change in certain working capital components	$23,049	$10,598
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$5,853	$5,535
Cash payments for income taxes	$511	$37
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1.    Basis of Presentation
Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”) is a diversified holding company owning subsidiaries engaged in a number of business and investment activities.  References to “TSI LLC” refer to Town Sports International, LLC, and references to “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company.
As of June 30, 2018, the Company owned and operated 177 fitness clubs (“clubs”). The clubs are comprised of 117 clubs in the New York metropolitan region (100 of which operate under the “New York Sports Clubs” brand name, 16 of which operate under the “Lucille Roberts” brand name and one of which operates under the “TMPL” brand name), including 38 locations in Manhattan. Additionally, the Company owned and operated 29 clubs in the Boston metropolitan region under the “Boston Sports Clubs” brand name, 10 clubs (one of which is partly-owned and one of which is licensed) in the Washington, D.C. metropolitan region under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia metropolitan region under the “Philadelphia Sports Clubs” brand name, 12 clubs in the California region under the “Total Woman” brand name, one club in the Florida region under the “Christi’s Fitness” brand name and three clubs in Switzerland. In addition, as of June 30, 2018, the Company had one partly-owned club that operated under a different brand name in Washington, D.C. The Company’s operating segments are classified by geographical regions, which include the New York, Boston, Philadelphia, Washington, D.C., Florida, California and Switzerland regions. These operating segments are the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2017 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018.
The Company continues to experience revenue pressure from members as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. The Company continues to strategize on improving its financial results. The Company focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this standard is permitted. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, the Company is implementing an enterprise-wide lease management system to assist in the accounting and is evaluating additional changes to our processes and internal controls to ensure they meet the standard reporting and disclosure requirements. The Company expects the guidance will result in a significant increase in long-term assets and liabilities on its consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities.
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
3.    Revenue
Adoption of ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606)
On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting period beginning after January 1, 2018 are presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under “Revenue Recognition” (Topic 605). The Company recorded a net addition to opening retained earnings of $1,604 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to membership costs requiring deferral. ASC Topic 606 requires the Company to defer costs related to obtaining members and expense those costs over the estimated membership life. Under previous guidance, these membership costs were expensed at the time of the respective sale.
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet and statements of operations was as follows:

	As of June 30, 2018
		Balances Without	Effect of Change
Balance Sheet	As Reported	Adoption of ASC 606	Increase/(Decrease)
Asset
Deferred membership costs	$2,522	$792	$1,730

Equity
Accumulated deficit	$(71,559)	$(73,289)	$1,730

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Balances Without	Effect of Change		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Increase/ (Decrease)	As Reported	Adoption of ASC 606	Increase/ (Decrease)
Expenses
Payroll and related	42,396	42,299	97	81,870	81,997	(127)
Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Membership dues	$85,549	$76,421	$167,830	$151,908
Initiation and processing fees	332	596	669	1,582
Membership revenue	85,881	77,017	168,499	153,490
Personal training revenue	19,179	17,151	37,432	33,669
Other ancillary club revenue	5,987	4,224	10,791	8,904
Ancillary club revenue	25,166	21,375	48,223	42,573
Fees and other revenue	1,282	1,601	2,718	3,010
Total revenue	$112,329	$99,993	$219,440	$199,073
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
The estimated average membership life was 26 months for each of the three and six months ended June 30, 2018 and the full-year of 2017. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The Company had approximately $12,407 and $12,456 of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue as of June 30, 2018 and December 31, 2017, respectively. The Company does not believe this amount is subject to the escheatment or abandoned property laws of any of the jurisdictions in which we conduct our business, including the State of New York. It is possible however, that one or more of these jurisdictions may not agree with the Company's position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on the Company's cash flows. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property. For a total of six jurisdictions, the Company has concluded, based on opinions from outside counsel that money held by a company for unused and expired personal training sessions are not escheatable.
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
The Company generates management fees from certain club facilities that are not wholly-owned, which include three and eight managed sites as of June 30, 2018 and 2017, respectively. Management fees earned for services rendered are recognized at the time the related services are performed. Revenue generated from managed sites was $115 and $252 for the three and six months ended June 30, 2018, respectively, compared to $292 and $587 for the three and six months ended June 30, 2017, respectively.
When a revenue agreement involves multiple elements, such as sales of both memberships and services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met.
In connection with advance receipt of fees or dues, the Company was required to maintain bonds totaling $3,428 and $2,658 as of June 30, 2018 and December 31, 2017, respectively.
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three and six months ended June 30, 2018, the Company recognized revenue of $5,205 and $16,356 that was included in the deferred revenue balance as of December 31, 2017.
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
4.    Long-Term Debt

	June 30, 2018	December 31, 2017
2013 Term Loan Facility outstanding principal balance	$198,877	$199,918
Less: Unamortized discount	(2,429)	(2,912)
Less: Deferred financing costs	(805)	(977)
Less: Current portion due within one year	(12,082)	(2,082)
Long-term portion	$183,561	$193,947

2013 Senior Credit Facility
On November 15, 2013, TSI LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount (“OID”) of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2018, TSI LLC had made a total of $25,142 in principal payments on the 2013 Term Loan Facility.
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
In May 2017, TSI LLC loaned $5,000 to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35,000 to TSI Holdings. As of June 30, 2018, TSI Group had a cash balance of approximately $13,919.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of June 30, 2018, TSI LLC had outstanding letters of credit of $6,708 and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

TSI LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, the Company is required to apply net proceeds in excess of $30,000 from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. The excess cash flow calculation performed as of December 31, 2017 did not result in any required payments in April 2018. The next excess cash flow payment is due in April 2019, if applicable. Based on the Company’s 2018 forecast, it expects to have approximately $20,000 of excess cash flow and pay approximately $10,000 in principal payments at this time and such amount is included in Current portion of long-term debt on the Company’s accompanying condensed consolidated balance sheet as of June 30, 2018. The forecast is an estimate and subject to change.
As of June 30, 2018, the 2013 Term Loan Facility has a gross principal balance of $198,877 and a balance of $195,643 net of unamortized debt discount of $2,429 and unamortized debt issuance costs of $805. As of June 30, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of June 30, 2018, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6,708. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2018 was $38,292, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility will mature on November 15, 2018. Given that the 2013 Senior Credit Facility contains a restrictive covenant on obtaining secured debt, if the Company is unable to extend, restructure or refinance the 2013 Revolving Loan Facility prior to maturity, all letters of credit that remain outstanding under the 2013 Revolving Loan Facility will become immediately due and payable upon maturity.  The Company is considering alternative means to satisfy these obligations, including the cash collateralization of such obligations.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $197,385 and $188,173 at June 30, 2018 and December 31, 2017, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 6 - Derivative Financial Instruments.
5.    Mortgage and Term Loan
On April 24, 2018, Dixie Highway Realty, LLC, a subsidiary of TSI Group, entered into promissory notes for $1,880 (the “Mortgage Note”) and $500 (the “Term Note”) with BankUnited, N.A. (the “Lender”). The Mortgage Note bears interest at a fixed rate of 5.46% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period.  The first payment was due and paid on May 24, 2018. The entire principal balance of the Mortgage Note is due and payable in full on its maturity date of April 24, 2028.  The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the promissory notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 and in the form of an operating account.
The carrying amount of the mortgage and term loan approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
6.    Derivative Financial Instruments
The Company is exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on the Company’s cash flows, the Company entered into derivative financial instruments (“derivatives”), such as interest-rate swaps. Derivatives were not entered into for trading purposes and the Company only used commonly traded instruments. The Company used derivatives solely relating to the variability of cash flows from interest rate fluctuations.
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company’s previous credit facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and matured on May 15, 2018. The swap effectively converted $160,000 of the outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which had a floor of 1%. As permitted by ASC 815, Derivatives and Hedging, the Company designated this swap as a cash flow hedge, the effects of which were reflected in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017. The objective of this hedge was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps were designated as cash flow hedges for accounting purposes since they were being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). The Company performed a quarterly assessment of the hedge effectiveness of the hedge relationship and measured and recognized any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2018 (through May 15, 2018, the maturity date) and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
Accounting guidance on fair value measurements specified a hierarchy of valuation techniques based on whether the inputs to those valuation techniques were observable or unobservable. Observable inputs reflected market data obtained from independent sources, while unobservable inputs reflected the Company’s market assumptions. These two types of inputs created the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that were not active; and model-derived valuations in which all significant inputs and significant value drivers were observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers were unobservable.
This hierarchy required the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value for the Company’s interest rate swap was determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of June 30, 2018	$—	$—	$—	$—
Interest rate swap liability as of December 31, 2017	$184	$—	$184	$—
There was no contract liability as of June 30, 2018. As of December 31, 2017, the swap contract liability of $184 was recorded as a component of accrued expenses with the offset to accumulated other comprehensive income ($104, net of taxes) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2018 and 2017 and there are no remaining amounts in accumulated other comprehensive income as of June 30, 2018 due to the maturity of the interest rate swap on May 15, 2018.
7.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $67 and $134 for the three and six months ended June 30, 2018, respectively, compared to $52 for the each of the three and six months ended June 30, 2017. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2018.
8.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of June 30, 2018, $41,691 of the cash balance of $58,611 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
9.    Earnings (Loss) Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding — basic	25,844,061	25,238,291	25,776,919	25,140,848
Effect of dilutive share based awards	740,051	—	739,045	—
Weighted average number of common shares outstanding — diluted	26,584,112	25,238,291	26,515,964	25,140,848

Earnings (loss) per share:
Basic	$0.02	$(0.02)	$0.07	$(0.13)
Diluted	$0.02	$(0.02)	$0.07	$(0.13)
For the three and six months ended June 30, 2018, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.
For the three and six months ended June 30, 2017, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods. There would have been 43,033 and 47,362 anti-dilutive shares for the three and six months ended June 30, 2017, respectively, had the Company not been in a net loss position during these periods.
In the three months ended June 30, 2018, the Company determined that it had incorrectly computed the number of weighted average common shares used in basic earnings per share in previously issued financial statements. This resulted in misstatements of basic EPS for the annual period of 2016 and interim and annual periods for 2017. This item also resulted in corresponding misstatements in diluted EPS in the respective periods. These errors had no impact to the Company’s revenues, operating income (loss), or net income (loss), and had no impact to the Company’s consolidated balance sheets, consolidated statements of cash flows, consolidated statements of comprehensive income (loss), or consolidated statements of stockholders’ deficit.
The Company assessed the materiality of these errors on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to any of the previously issued consolidated financial statements. The Company appropriately reflected the weighted average common shares calculations in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and plans to revise the comparative presentation of the financial statements in future filings.
The effects of the revision had the following impacts for the respective periods:

	Twelve Months Ended December 31, 2016
	(As Reported)	(Adjustment)	(As Revised)
Weighted average number of common shares outstanding — basic	25,568,371	(863,279)	24,705,092
Effect of dilutive share based awards	506,364	—	506,364
Weighted average number of common shares outstanding — diluted	26,074,735	(863,279)	25,211,456

Earnings per share:
Basic	$0.31	$0.02	$0.33
Diluted	$0.31	$0.01	$0.32

	Three Months Ended March 31, 2017
	(As Reported)	(Adjustment)	(As Revised)
Weighted average number of common shares outstanding — basic	26,610,215	(1,567,892)	25,042,323
Effect of dilutive share based awards	—	—	—
Weighted average number of common shares outstanding — diluted	26,610,215	(1,567,892)	25,042,323

Loss per share:
Basic	$(0.11)	$(0.01)	$(0.12)
Diluted	$(0.11)	$(0.01)	$(0.12)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	(As Reported)	(Adjustment)	(As Revised)	(As Reported)	(Adjustment)	(As Revised)
Weighted average number of common shares outstanding — basic	26,692,919	(1,454,628)	25,238,291	26,651,796	(1,510,948)	25,140,848
Effect of dilutive share based awards	—	—	—	—	—	—
Weighted average number of common shares outstanding — diluted	26,692,919	(1,454,628)	25,238,291	26,651,796	(1,510,948)	25,140,848

Loss per share:
Basic	$(0.02)	$—	$(0.02)	$(0.13)	$—	$(0.13)
Diluted	$(0.02)	$—	$(0.02)	$(0.13)	$—	$(0.13)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	(As Reported)	(Adjustment)	(As Revised)	(As Reported)	(Adjustment)	(As Revised)
Weighted average number of common shares outstanding — basic	26,683,425	(1,438,163)	25,245,262	26,662,455	(1,486,420)	25,176,035
Effect of dilutive share based awards	—	—	—	—	—	—
Weighted average number of common shares outstanding — diluted	26,683,425	(1,438,163)	25,245,262	26,662,455	(1,486,420)	25,176,035

Loss per share:
Basic	$(0.50)	$(0.03)	$(0.53)	$(0.62)	$(0.04)	$(0.66)
Diluted	$(0.50)	$(0.03)	$(0.53)	$(0.62)	$(0.04)	$(0.66)

	Three Months Ended December 31, 2017			Twelve Months Ended December 31, 2017
	(As Reported)	(Adjustment)	(As Revised)	(As Reported)	(Adjustment)	(As Revised)
Weighted average number of common shares outstanding — basic	26,825,605	(1,437,003)	25,388,602	26,703,577	(1,473,963)	25,229,614
Effect of dilutive share based awards	637,107	—	637,107	719,256	—	719,256
Weighted average number of common shares outstanding — diluted	27,462,712	(1,437,003)	26,025,709	27,422,833	(1,473,963)	25,948,870

Earnings per share:
Basic	$0.78	$0.05	$0.83	$0.16	$0.01	$0.17
Diluted	$0.76	$0.05	$0.81	$0.16	$0.01	$0.17
10.    Stock-Based Compensation
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
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of June 30, 2018, there were 2,056,373 shares available to be issued under the 2006 Plan. At June 30, 2018, the Company had 35,973 stock options outstanding and 1,344,625 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three and six months ended June 30, 2018.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $5 and $10 for the three and six months ended June 30, 2017, respectively. There was no compensation expense related to stock options outstanding for the three and six months ended June 30, 2018.
Restricted Stock Awards
On February 1, 2018, the Company issued 13,115 shares of restricted stock under the 2006 Plan. The fair value per share for such restricted stock awards was $6.10, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $556 and $1,162 for the three and six months ended June 30, 2018, respectively, compared to $401 and $704 for the comparable prior-year periods. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $23 and $27 for the three and six months ended June 30, 2018, respectively, compared to $2 and $143 for the comparable prior-year periods.
As of June 30, 2018, a total of $3,946 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.
Stock Grants
The Company issued 52,460 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2018. The fair value of the shares issued was $6.10 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $320 and $368 for the six months ended June 30, 2018 and 2017, respectively.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of June 30, 2018, shares purchased under this plan did not have a material impact on the Company’s financial statements. There was no compensation expense related to MSPP for each of the three and six months ended June 30, 2018 and 2017.
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
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock will be the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of June 30, 2018, there were 800,000 shares of common stock available for issuance pursuant to the ESPP.
For both the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense related to the ESPP of $1.
The fair value of the purchase rights granted under the ESPP for the offering period beginning June 15, 2018 was $2.82. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

June 30, 2018
Grant price	$11.6
Expected term	3 months
Expected volatility	45.89%
Risk-free interest rate	1.92%
Expected dividend yield	—%
Grant price - Closing stock price on the first day of the offering period.
Expected Term - The expected term is based on the end date of the purchase period of each offering period, which is three months from the commencement of each new offering period.
Expected volatility - The expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company’s stock.
Risk-free interest rate - The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected term.
11.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). The Company has acquired several clubs since the third quarter of 2017 and has recorded goodwill as applicable to the appropriate regions. During the second quarter of 2018, the Company acquired Total Woman Gym and Spa business (“Total Woman”) and $1,385 of goodwill was added to the Company’s goodwill balance in the California region. For more information on these acquisitions, refer to Note 12 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of June 30, 2018, the New York, Boston, California and Switzerland regions have a goodwill balance.
The Company has historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurred. In the first quarter of 2018, the Company established August 1 to be the annual testing date for the New York and Boston regions and in the second quarter it established August 1 to be the annual testing date for the California and Switzerland regions as well, thereby aligning all of the Company’s reporting units with goodwill balances with the same annual goodwill impairment test date.
The Company performed a goodwill impairment test on the Switzerland region as of February 28, 2018 in line with the historical policy. For the New York, Boston, California and Switzerland regions, the next goodwill impairment test of August 1, 2018 is within 12 months of the related acquisitions.
The Company believes that performing the test annually on August 1 will alleviate the information and resource constraints that historically existed during the first quarter and will more closely align with the timing of related forecasts, reports and analysis. Additionally, the Company believes that the resulting change in the accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge.
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
The changes in the carrying amount of goodwill from December 31, 2017 through June 30, 2018 are detailed in the chart below:

	New York	Boston	California	Switzerland	Outlier Clubs	Total
Goodwill	$36,707	$15,775	$—	$1,175	$3,982	$57,639
Changes due to foreign currency exchange rate fluctuations	—	—	—	(116)	—	(116)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	(3,982)	(51,306)
Balance as of December 31, 2017	5,158	—	—	1,059	—	6,217
Acquired goodwill (Refer to Note 12 - Acquisitions)	1,432	768	1,385	—	—	3,585
Changes due to foreign currency exchange rate fluctuations	—	—	—	(23)	—	(23)
Balance as of June 30, 2018	$6,590	$768	$1,385	$1,036	$—	$9,779
Amortization expense was $556 and $1,034 for the three and six months ended June 30, 2018, respectively, compared to $7 and $12 for the comparable prior-year periods. Intangible assets were acquired in connection with the Lucille Roberts and TMPL acquisitions in 2017, as well as the acquisition of Total Woman and a club in the Boston region during the six months ended June 30, 2018. Intangible assets are as follows:

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$13,545	$(12,145)	$1,400	$12,744	$(11,577)	$1,167
Favorable lease commitment	2,790	(352)	2,438	2,350	(136)	2,214
Non-compete agreement	1,300	(145)	1,155	900	—	900
Trade names	2,427	(151)	2,276	900	(47)	853
	$20,062	$(12,793)	$7,269	$16,894	$(11,760)	$5,134

12.    Acquisitions
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
Acquisition of Total Woman Gym and Spa Business
In April 2018, the Company acquired substantially all of the assets of the Total Woman Gym and Spa business for a net cash purchase price of $7,265. The acquisition added 12 clubs to the Company’s portfolio in California and was accounted for as a business combination. These 12 clubs continue to operate as women only clubs under the Total Woman trade name. Acquisition costs incurred in connection with this transaction during the six months ended June 30, 2018 was $426 and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

April 2018
Allocation of purchase price:
Fixed assets	$8,064
Goodwill	1,385
Definite lived intangible assets:
Favorable lease commitment	440
Trade name	1,527
Working capital, net	161
Deferred revenue	(4,312)
Total allocation of purchase price	$7,265
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the trade name amortized over its estimated useful life of 15 years and the favorable lease commitment, which expires on June 30, 2026, amortized over the remaining life of the lease.
In the three and six months ended June 30, 2018, the Company recorded revenue of $4,800 and net loss of $449 related to Total Woman. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition in the Boston Metropolitan Region
In January 2018, the Company acquired an existing club in the Boston metropolitan region for a net cash purchase price of $2,866 and was accounted for as a business combination. Acquisition costs incurred in connection with this transaction were $106, of which $100 was incurred in the six months ended June 30, 2018 and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

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

In the three and six months ended June 30, 2018, the Company recorded revenue of $1,213 and $2,431, respectively, and a net income of $20 in the three months ended June 30, 2018 and a net loss of $4 in the six months ended June 30, 2018 related to this club. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition of TMPL Gym
In December 2017, the Company acquired an existing club in the New York metropolitan region under the TMPL trade name for a net cash purchase price of $5,925. TMPL is a luxury gym that features a wide variety of fitness programs and group exercises. The club continues to operate under the TMPL trade name and was accounted for as a business combination.
Acquisition costs incurred in connection with this transaction were $215, of which $154 was incurred in the six months ended June 30, 2018 and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company received additional information in the first quarter of 2018 and adjusted the purchase price allocation. In the six months ended June 30, 2018, the Company recorded measurement period adjustments of $1,011 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

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
In the three and six months ended June 30, 2018, the Company recorded revenue of $1,386 and $2,840, respectively, and a net loss of $252 and $663, respectively, related to TMPL. Such amounts are included in the respective accompanying condensed consolidated statements of operations. TMPL was launched as a new brand in 2016 focusing on the intersection of metabolic science, exercise and nutrition, and as expected, it will take time to mature given the age of the club.
Acquisition of Lucille Roberts Health Club Business
In September 2017, the Company acquired Lucille Roberts for a net cash purchase price of $9,450. The acquisition added 16 clubs to the Company’s portfolio in the New York metropolitan region and was accounted for as a business combination. These 16 clubs continue to operate under the Lucille Roberts trade name.
Acquisition costs incurred in connection with this transaction was $310, of which $25 was incurred in the six months ended June 30, 2018 and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company received additional information in the first quarter of 2018 and adjusted the purchase price allocation. In the six months ended June 30, 2018, the Company recorded measurement period adjustments of $421 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

September 2017
(as adjusted)
Allocation of purchase price:
Fixed assets	$1,024
Goodwill	5,214
Definite lived intangible assets:
Membership lists	1,400
Trade names	700
Favorable lease commitment	2,350
Deferred revenue	(1,238)
Total allocation of purchase price	$9,450
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
In the three and six months ended June 30, 2018, the Company recorded revenue of $4,102 and $8,141, respectively, and net income of $808 and $1,638, respectively, related to the Lucille Roberts clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Unaudited Pro forma Results
The following table provides the Company’s consolidated unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of the acquired businesses’ operations been included in its operations commencing on January 1, 2017, based on available information related to the respective operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the acquisitions been consummated at the beginning of the period for which the pro forma information is presented, or of future results and does not account for any operational improvements to be made by the Company post-acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$118,089	$112,959	$230,960	$226,005
Net income (loss)	$242	$(289)	$1,012	$(4,102)

Earnings (loss) per share:
Basic	$0.01	$(0.02)	$0.04	$(0.16)
Diluted	$0.01	$(0.02)	$0.04	$(0.16)
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

13.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $43 and $622 for the six months ended June 30, 2018 and 2017, respectively, reflecting an effective income tax rate of 2% for the six months ended June 30, 2018 and a negative effective income tax rate of 23% for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the six months ended June 30, 2018 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017. The Company recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information for the six months ended June 30, 2018 and the year ended December 31, 2017.
As of both June 30, 2018 and December 31, 2017, the Company had a net deferred tax liability of $140 and $93, respectively. The Company maintained a full valuation allowance against its U.S. net deferred tax assets (other than deferred tax liabilities related to indefinite lived intangibles) as of both June 30, 2018 and December 31, 2017.
As of June 30, 2018, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2018, since the related income tax returns may no longer be subject to audit in 2018.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. During the quarter ended June 30, 2018, the Company completed its audit by the Internal Revenue Service for federal income tax returns for the years ended December 31, 2014 and 2015, resulting in no material changes.
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
The Company is also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $4,797 and $4,138 in interest. The Company has responded stating its disagreement to the proposed assessment and the Company has consented to extend such assessment period through December 31, 2018.
The Company has not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the company for the state of Massachusetts for the period ending December 31, 2014 through December 31, 2016. The Company has agreed to extend the assessment period for state of Massachusetts through March 31, 2019.
14.    Commitments and Contingencies
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI LLC et al., the landlord of one of TSI LLC’s former health and fitness clubs filed a lawsuit in the Appellate Division, Second Department of the Supreme Court of the

State of New York against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI LLC. Following a determination of an initial award, which TSI LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1,045, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI LLC does not believe it is probable that TSI LLC will be required to pay for any amount of the Additional Award.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee and member relations claims (three of which purport to represent a class) and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of June 30, 2018.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of June 30, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $1,262. The Company has not recorded a liability with respect to this guarantee obligation as of June 30, 2018 as it concluded that payment under this lease guarantee was not probable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “the Company,” “we,” “our,” “TSI Holdings” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries. References to “TSI LLC” refer to Town Sports International, LLC, and “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company. The Company is a diversified holding company owning subsidiaries engaged in a number of business and investment activities. The Company’s largest operating subsidiary, TSI LLC, has been involved in the fitness industry since 1973 and has grown to become one of the largest owners and operators of fitness clubs in the Northeast region of the United States. TSI Group was formed in 2017 to invest in public and private equities and real estate. TSI Holdings’ corporate structure provides flexibility to make investments across a broad spectrum of industries in order to create long-term value for stockholders.
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our clubs collectively served approximately 616,000 members as of June 30, 2018. As of June 30, 2018, the Company owned and operated 177 fitness clubs. The clubs are comprised of 117 clubs in the New York metropolitan region (100 of which operate under the “New York Sports Clubs” brand name, 16 of which operate under the “Lucille Roberts” brand name and one which operates under the “TMPL” brand name), including 38 locations in Manhattan. Additionally, the Company owned and operated 29 clubs in the Boston metropolitan region under the “Boston Sports Clubs” brand name, 10 clubs (one of which is partly-owned and one of which is licensed) in the Washington, D.C. metropolitan region under the “Washington Sports Clubs” brand name, five clubs in the Philadelphia metropolitan region under the “Philadelphia Sports Clubs” brand name, 12 clubs in the California region under the “Total Woman” brand name, one club in the Florida region under the “Christi’s Fitness” brand name and three clubs in Switzerland. In addition, as of June 30, 2018, the Company had one partly-owned club that operated under a different brand name in Washington, D.C. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.
We develop clusters of clubs to serve densely populated major metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. In each of our main regions, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
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
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.8% of our total revenue for the six months ended June 30, 2018. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the six months ended June 30, 2018, we generated 17.1% of our revenue from personal training and 4.9% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.2% of our total revenue for the six months ended June 30, 2018) from the rental of space in our facilities primarily to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended June 30, 2018 and 2017, our monthly average attrition rate was 4.2% and 3.7%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses. Approximately $3.6 million and $3.7 million, or 29% and 31%, of general and administrative expenses relate directly to club operations for the six month periods ended June 30, 2018 and 2017, respectively, including phone and data lines, computer maintenance, business licenses, office and sales supplies, general liability insurance, recruiting and training.
As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted.
As of June 30, 2018, 175 of our fitness clubs were wholly-owned by us and our consolidated financial statements include the operating results of all such clubs. One location in Washington, D.C. was partly-owned by us, with our profit sharing percentage approximating 45%, and is treated as an unconsolidated affiliate for which we apply the equity method of accounting. We also partly-owned another location in Washington, D.C., which does not operate under the Washington Sports Clubs brand, with a profit sharing percentage approximating 20% (after priority distributions) for which the equity accounting method is also applied. In addition, we provide management services at three locations where we do not have an equity interest.
Historical Club Count
The following table sets forth the changes in our club count during each of the quarters in 2017, the full-year 2017, and the first and second quarters of 2018.

	2017					2018
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2
Wholly-owned clubs operated at beginning of period	149	148	148	163	149	164	164
Acquired clubs	—	—	16	2	18	2	12
New clubs opened	1	1	—	—	2	—	—
Clubs closed (3)	(2)	(1)	(1)	(1)	(5)	(2)	(1)
Wholly-owned clubs operated at end of period	148	148	163	164	164	164	175
Partly-owned and licensed clubs operated at end of period(1)(3)	1	1	1	1	1	2	2
Total clubs operated at end of period (1)(2)	149	149	164	165	165	166	177

(1)	Excludes one partly-owned club that operates under a different brand name in our Washington, D.C. region.

(2)	Excludes three locations that are managed by us in which we do not have an equity interest.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

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

	2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2
Comparable club revenue	0.7%	1.2%	1.8%	2.8%	1.7%	1.8%
The comparable club revenue increase in the six months ended June 30, 2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue. The comparable club revenue increase in 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs, partially offset by decreased initiation and processing fees and other ancillary club revenue.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	37.7	37.1	37.3	37.4
Club operating	44.6	44.0	44.9	44.8
General and administrative	5.7	5.4	5.6	5.9
Depreciation and amortization	8.6	10.0	8.5	10.2
	96.6	96.5	96.3	98.3
Operating income	3.4	3.5	3.7	1.7
Interest expense	3.0	3.2	3.0	3.2
Equity in earnings of investee	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before provision for corporate income taxes	0.5	0.4	0.8	(1.4)
Provision for corporate income taxes	—	0.8	—	0.3
Net income (loss)	0.5%	(0.4)%	0.8%	(1.7)%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2018		2017
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$85,549	76.2%	$76,421	76.4%	11.9%
Initiation and processing fees	332	0.3	596	0.6	(44.3)
Membership revenue	85,881	76.5	77,017	77.0	11.5
Personal training revenue	19,179	17.1	17,151	17.2	11.8
Other ancillary club revenue (1)	5,987	5.3	4,224	4.2	41.7
Ancillary club revenue	25,166	22.4	21,375	21.4	17.7
Fees and other revenue (2)	1,282	1.1	1,601	1.6	(19.9)
Total revenue	$112,329	100.0%	$99,993	100.0%	12.3%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $12.3 million, or 12.3%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily related to the favorable impact from the newly acquired and opened clubs, increased membership dues, and personal training revenue. These increases were partially offset by the impact of club closures and a decline in other ancillary club revenue in comparable clubs. In the three months ended June 30, 2018 compared to the three months ended June 30, 2017, revenue increased approximately $13.3 million as a result of revenue from our clubs that were opened in the last 24 months and $835,000 as a result of revenue at our clubs operating longer than 24 months, partially offset by a $1.8 million decrease as a result of club closures.
Comparable club revenue increased 1.8% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue.
Membership dues revenue increased $9.1 million, or 11.9%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily reflecting the favorable impact from the newly acquired and opened clubs, higher average dues per membership and increased annual fees. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased 264,000, or 44.3%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Initiation and processing fees are amortized over the estimated average membership life. Initiation and processing fees collected per sale decreased in recent years, which resulted in less revenue recognized over the amortization period.
Personal training revenue increased $2.0 million, or 11.8%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, and increased member interest resulting from improved product management and marketing strategies, partially offset by the impact of club closures.
Other ancillary club revenue increased $1.8 million, or 41.7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, which included $851,000 related to spa services. These increases were partially offset by decreased revenue from our Sports Clubs for Kids programs.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2018	2017	% Variance
Payroll and related	$42,396	$37,058	14.4%
Club operating	50,131	44,032	13.9
General and administrative	6,381	5,369	18.8
Depreciation and amortization	9,640	10,016	(3.8)
Total operating expenses	$108,548	$96,475	12.5%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $5.3 million, or 14.4%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily reflecting the impact from the acquired and newly opened clubs of approximately $5.9 million. We also experienced minimum wage increases and increased personal training payroll expenses related to higher personal training revenue. These increases were partially offset by the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $6.1 million, or 13.9%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily reflecting the impact from the acquired and newly opened clubs of $4.9 million, including $3.5 million for rent and occupancy expenses. Rent and occupancy expenses also increased $1.9 million at mature clubs due to rent escalations. Partially offsetting these increases were decreases of $1.2 million reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $1.0 million, or 18.8%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily reflecting acquisition related costs of $609,000 incurred in the three months ended June 30, 2018 and the increase from the newly acquired and opened clubs, partially offset by the effect of club closures.
Depreciation and amortization. In the three months ended June 30, 2018 compared to the three months ended June 30, 2017, depreciation and amortization expense decreased 376,000, or 3.8%, primarily due to a decrease at our mature clubs, partially offset by depreciation and amortization of assets at our newly acquired and opened clubs.
(Benefit) Provision for corporate income taxes
We recorded an income tax benefit, inclusive of valuation allowance, of $35,000 and an income tax provision inclusive of valuation allowance of $821,000 for the three months ended June 30, 2018 and 2017, respectively, reflecting a negative effective income tax rate of 6% for the three months ended June 30, 2018 and 200% for three months ended June 30, 2017. For the three months ended June 30, 2018 and 2017, we calculated our income tax provision using the estimated annual effective tax rate methodology.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2018		2017
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$167,830	76.5%	$151,908	76.3%	10.5%
Initiation and processing fees	669	0.3	1,582	0.8	(57.7)
Membership revenue	168,499	76.8	153,490	77.1	9.8
Personal training revenue	37,432	17.1	33,669	16.9	11.2
Other ancillary club revenue (1)	10,791	4.9	8,904	4.5	21.2
Ancillary club revenue	48,223	22.0	42,573	21.4	13.3
Fees and other revenue (2)	2,718	1.2	3,010	1.5	(9.7)
Total revenue	$219,440	100.0%	$199,073	100.0%	10.2%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consist of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $20.4 million, or 10.2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily related to the favorable impact from the newly acquired and opened clubs, increased membership dues, and personal training revenue. These increases were partially offset by the impact of club closures, a decline in other ancillary club revenue in comparable clubs, and initiation and processing fees. In the six months ended June 30, 2018 compared to the six months ended June 30, 2017, revenue increased approximately $21.8 million as a result of revenue from our clubs that were opened in the last 24 months and $2.2 million as a result of revenue at our clubs operating longer than 24 months, partially offset by a $3.6 million decrease as a result of club closures.
Comparable club revenue increased 1.8% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue.
Membership dues revenue increased $15.9 million, or 10.5%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily reflecting the favorable impact from the newly acquired and opened clubs, higher average dues per membership and increased annual fees. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased $913,000, or 57.7%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Initiation and processing fees are amortized over the estimated average membership life. Initiation and processing fees collected per sale decreased in recent years, which resulted in less revenue recognized over the amortization period.
Personal training revenue increased $3.8 million, or 11.2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, and increased member interest resulting from improved product management and marketing strategies, partially offset by the impact of club closures.
Other ancillary club revenue increased $1.9 million, or 21.2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, which included $851,000 related to spa services. These increases were partially offset by decreased revenue from our Sports Clubs for Kids programs and 30-day guest pass.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2018	2017	% Variance
Payroll and related	$81,870	$74,443	10.0%
Club operating	98,495	89,206	10.4
General and administrative	12,292	11,699	5.1
Depreciation and amortization	18,768	20,325	(7.7)
Total operating expenses	$211,425	$195,673	8.1%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $7.4 million, or 10.0%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily reflecting the impact from the acquired and newly opened clubs of approximately $9.2 million. We also experienced minimum wage increases and increased personal training payroll expenses related to higher personal training revenue. These increases were partially offset by the impact of club closures of approximately $1.4 million and other saving initiatives.
Club operating. Club operating expenses increased $9.3 million, or 10.4%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily reflecting the impact from the acquired and newly opened clubs of $8.9 million, including $6.0 million for rent and occupancy expenses at these new clubs. Rent and occupancy expenses also increased $2.9 million at mature clubs due to rent escalations. Partially offsetting these increases were decreases of $2.9 million reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $593,000, or 5.1%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily reflecting acquisition related costs of $1.0 million incurred in the six months ended June 30, 2018 and the increase from the newly acquired and opened clubs, partially offset by the effect of club closures the results of our cost-savings initiatives.
Depreciation and amortization. In the six months ended June 30, 2018 compared to the six months ended June 30, 2017, depreciation and amortization expense decreased $1.6 million, or 7.7%, primarily due to a decrease at our mature clubs and the impact of closed locations. These decreases were partially offset by depreciation and amortization of assets at our newly acquired and opened clubs.
Provision for corporate income taxes
We recorded an income tax provision, inclusive of valuation allowance, of $43,000 and $622,000 for the six months ended June 30, 2018 and 2017, respectively, reflecting an effective income tax rate of 2% for the six months ended June 30, 2018 and a negative effective income tax rate of 23% for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We continue to experience revenue pressure from members as the fitness industry continues to be highly competitive in the geographic regions in which we compete. We continue to strategize on improving our financial results. We focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of June 30, 2018, we had $58.6 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of June 30, 2018, $41.7 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, debt purchases and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that our existing cash and cash equivalents, and cash generated from operations will be sufficient to fund capital expenditures, working capital needs and other liquidity requirements associated with our existing operations through at least the next 12 months. To the extent we continue to expand our business through construction of new clubs or acquisitions, we may need to obtain additional sources of financing.
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2018 increased $13.1 million compared to the six months ended June 30, 2017. Increases in operating cash included the following:

•	Cash collected for membership dues increased $13.4 million.

•	Cash collected for personal training memberships increased $2.6 million.

•	Cash collected for recurring annual fees increased 880,000.

•	Cash collected for member enrollment, including the initial annual fee paid upon joining, increased by $645,000.

•	Cash collected for tax refund increased $2.3 million.

•	Cash paid for occupancy decreased $1.8 million due to payment timing differences offset by the increase in occupancy costs.

Offsetting decreases in operating cash included the following:

•	Cash paid for payroll increased $4.8 million.

•	Cash paid for taxes increased $474,000.

•	Cash paid for utilities and repairs and maintenance increased $855,000.

•	Cash paid for interest increased $318,000 primarily due to the increase in the LIBOR rate.

•	Cash collected for landlord contributions decreased by $1.3 million.
Investing Activities. Net cash used in investing activities increased $8.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Investing activities in the six months ended June 30, 2018 consisted of $7.3 million of cash paid for the acquisition of Total Woman, and $4.0 million of cash paid for the acquisition of property in Florida and a single health club located on the premises. The increase in cash used in investing activities was partially offset by decreased capital expenditures, primarily due to decreased activity in building new clubs.
Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $1.1 million compared to net cash used in financing activities of $1.0 million for the six months ended June 30, 2017. In the six months ended June 30, 2018, financing activities consisted of $2.4 million in gross cash proceeds from a mortgage and term loan, and principal payments on capital lease obligations in the six months ended June 30, 2018.
As of June 30, 2018, our total principal amount of debt outstanding was $198.9 million, of which $195.8 million is due in 2020. This substantial amount of debt could have significant consequences, including:

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
2013 Senior Credit Facility
On November 15, 2013, TSI LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45.0 million revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount (“OID”) of 0.5%, or $1.6 million. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5.1 million and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. We also recorded additional debt discount of $4.4 million related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under our previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2018, we had made a total of $25.1 million in principal payments on the 2013 Term Loan Facility.
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
In May 2017, TSI LLC loaned $5.0 million to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50,000 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35.0 million to TSI Holdings. As of June 30, 2018, TSI Group had a cash balance of approximately $13.9 million.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of June 30, 2018, TSI LLC had outstanding letters of credit of $6.7 million and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11.3 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1.00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
TSI LLC may prepay the 2013 Term Loan Facility and 2013 Revolving Loan Facility without premium or penalty in accordance with the 2013 Senior Credit Facility. Mandatory prepayments are required relating to certain asset sales, insurance recovery and incurrence of certain other debt and commencing in 2015 in certain circumstances relating to excess cash flow (as defined in the 2013 Senior Credit Facility) for the prior fiscal year, as described below, in excess of certain expenditures. Pursuant to the terms of the 2013 Senior Credit Facility, we are required to apply net proceeds in excess of $30.0 million from sales of assets in any fiscal year towards mandatory prepayments of outstanding borrowings.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. The excess cash flow calculation performed as of December 31, 2017 did not result in any required payments in April 2018. The next excess cash flow payment is due in April 2019, if applicable. Based on our 2018 forecast, we expect to have approximately $20.0 million of excess cash flow and pay approximately $10.0 million in principal payments at this time and such amount is included in Current portion of long-term debt on the Company’s accompanying condensed consolidated balance sheet as of June 30, 2018. The forecast is an estimate and subject to change.
As of June 30, 2018, the 2013 Term Loan Facility has a gross principal balance of $198.9 million and a balance of $195.6 million, net of unamortized debt discount of $2.4 million and unamortized debt issuance costs of $805,000. As of June 30, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of June 30, 2018, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $6.7 million. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2018 was $38.3 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility will mature on November 15, 2018. Given that the 2013 Senior Credit Facility contains a restrictive covenant on obtaining secured debt, if the Company is unable to extend, restructure or refinance the 2013 Revolving Loan Facility prior to maturity, all letters of credit that remain outstanding under the 2013 Revolving Loan Facility will become immediately due and payable upon maturity.  The Company is considering alternative means to satisfy these obligations, including the cash collateralization of such obligations as well as options to refinance the 2013 Senior Credit Facility.  The Company is having discussions with third parties regarding refinancing the senior credit facility. The Company can provide no assurance that any refinancing transactions will occur or will occur at favorable terms.
Financial Instruments
We are exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on our cash flows, we entered into derivative financial instruments (“derivatives”), such as interest-rate swaps. Derivatives were not entered into for trading purposes and we only used commonly traded instruments. We used derivatives solely relating to the variability of cash flows from interest rate fluctuations.

We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and matured on May 15, 2018. The swap effectively converted $160.0 million of the outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which had a floor of 1%. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we designated this swap as a cash flow hedge, the effects of which were reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017. The objective of this hedge was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps were designated as cash flow hedges for accounting purposes since they were being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). We performed a quarterly assessment of the hedge effectiveness of the hedge relationship and measured and recognized any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and six months ended June 30, 2018 and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
Working Capital
We had working capital deficit of $7.4 million as of June 30, 2018 and positive working capital of $5.4 million as of December 31, 2017. Major components of our working capital deficit on the current liability side are deferred revenues, accounts payable, accrued expenses (including, among others, accrued payroll and occupancy costs), current portion of long-term debt, current portion of mortgage and term loan, current portion of capital lease liabilities and accrued interest. As of June 30, 2018, these current liabilities more than offset the current assets, which consists of cash and cash equivalents, accounts receivable, prepaid corporate income taxes, prepaid rent expense, and prepaid expenses and other current assets. This decrease of $12.8 million was primarily due to an increase of $10.0 million in the current portion of long-term debt. Based on the Company’s 2018 forecast, it expects to pay approximately $10.0 million of excess cash flow in April 2019 related to the 2013 Senior Credit Facility. Refer to Note 4 - Long-Term Debt for further detail. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $41.0 million and $33.5 million at June 30, 2018 and December 31, 2017, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. If working capital deficits occur in future periods, as in the past, they will be funded by our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility, which expires on November 15, 2018. We believe that these sources are sufficient to fund our operating, investing and financing requirements for the next twelve months.
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

Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. Annual fees are amortized over 12 months. As of June 30, 2018, the estimated average membership life was 26 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
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
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized. In the three and six months ended June 30, 2018 and 2017, the Company had no impairment charges.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). The Company has acquired several clubs since the third quarter of 2017 and has recorded goodwill as applicable to the appropriate regions. During the second quarter of 2018, the Company acquired Total Woman and $1.4 million of goodwill was added to the Company’s goodwill balance in the California region. For more information on these acquisitions, refer to Note 12 - Acquisitions to the condensed consolidated financial statements. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of June 30, 2018, the New York, Boston, California and Switzerland regions have a goodwill balance.
The Company has historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurred. In the first quarter of 2018, the Company established August 1 to be the annual testing date for the New York and Boston regions and in the second quarter it established August 1 to be the annual testing date for the California and Switzerland regions as well, thereby aligning all of the Company’s reporting units with goodwill balances with the same annual goodwill impairment test date.
The Company performed a goodwill impairment test on the Switzerland region as of February 28, 2018 in line with the historical policy. For the New York, Boston, California and Switzerland regions, the next goodwill impairment test of August 1, 2018 is within 12 months of the related acquisitions.
The Company believes that performing the test annually on August 1 will alleviate the information and resource constraints that historically existed during the first quarter and will more closely align with the timing of related forecasts, reports and analysis. Additionally, the Company believes that the resulting change in the accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of June 30, 2018, we had $198.9 million of outstanding borrowings under our 2013 Term Loan Facility. Based on the amount of our variable rate debt as of June 30, 2018, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $2.0 million.
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
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI LLC et al., the landlord of one of TSI LLC’s former health and fitness clubs filed a lawsuit in the Appellate Division, Second Department of the Supreme Court of the State of New York against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI LLC. Following a determination of an initial award, which TSI LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900,000) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1.0 million, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI LLC does not believe it is probable that TSI LLC will be required to pay for any amount of the Additional Award.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	July 27, 2018

		By:	/s/ Carolyn Spatafora
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