Form 10-Q
period 2018-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2018-10-25
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2018, there were 27,182,288 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2018 and December 31, 2017
(All figures in thousands except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$50,327	$30,321
Accounts receivable (less allowance for doubtful accounts of $4,087 and $4,237 as of September 30, 2018 and December 31, 2017, respectively)	3,020	2,216
Prepaid corporate income taxes	9,427	13,563
Prepaid rent expense	63	9,153
Prepaid expenses and other current assets	10,441	12,894
Total current assets	73,278	68,147
Fixed assets, net	156,985	151,498
Goodwill	14,769	6,217
Intangible assets, net	7,805	5,134
Deferred membership costs	2,313	959
Other assets	6,788	4,716
Total assets	$261,938	$236,671
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$12,705	$2,242
Current portion of mortgage and term loan	314	—
Accounts payable	3,453	2,247
Accrued expenses	34,143	24,669
Accrued interest	157	118
Deferred revenue	39,335	33,473
Total current liabilities	90,107	62,749
Long-term debt	185,087	193,947
Long-term mortgage and term loan	5,160	—
Deferred lease liabilities	45,027	47,356
Deferred tax liabilities	276	93
Deferred revenue	318	351
Other liabilities	11,353	10,132
Total liabilities	337,328	314,628
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both September 30, 2018 and December 31, 2017
Common stock, $0.001 par value; issued and outstanding 27,182,288 and 27,149,135 shares at September 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	(2,235)	(4,290)
Accumulated other comprehensive income	1,862	1,201
Accumulated deficit	(75,505)	(74,893)
Total Town Sports International Holdings, Inc. and Subsidiaries stockholders’ deficit	(75,853)	(77,957)
Non-controlling interests	463	—
Total stockholders’ deficit	(75,390)	(77,957)
Total liabilities and stockholders’ deficit	$261,938	$236,671
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2018 and 2017
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Club operations	$108,709	$97,022	$325,431	$293,085
Fees and other	1,464	1,619	4,182	4,629
	110,173	98,641	329,613	297,714
Operating Expenses:
Payroll and related	42,108	37,072	123,978	111,515
Club operating	50,107	46,087	148,602	135,293
General and administrative	6,700	5,380	18,992	17,079
Depreciation and amortization	9,188	9,874	27,956	30,199
Impairment of fixed assets	2,082	6,497	2,082	6,497
	110,185	104,910	321,610	300,583
Operating (loss) income	(12)	(6,269)	8,003	(2,869)
Interest expense	3,493	3,192	9,999	9,455
Interest income	(46)	(36)	(127)	(36)
Equity in earnings of investee	(79)	(77)	(262)	(217)
Loss before provision for corporate income taxes	(3,380)	(9,348)	(1,607)	(12,071)
Provision for corporate income taxes	562	3,928	605	4,550
Net loss	(3,942)	(13,276)	(2,212)	(16,621)
Net income attributable to non-controlling interests	4	—	4	—
Net loss attributable to Town Sports International Holdings, Inc. and subsidiaries	$(3,946)	$(13,276)	$(2,216)	$(16,621)
Loss per share:
Basic	$(0.15)	$(0.53)	$(0.09)	$(0.66)
Diluted	$(0.15)	$(0.53)	$(0.09)	$(0.66)
Weighted average number of shares used in calculating loss per share:
Basic	25,849,800	25,245,262	25,801,480	25,176,035
Diluted	25,849,800	25,245,262	25,801,480	25,176,035
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(All figures in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statements of Comprehensive Loss:
Net loss	$(3,942)	$(13,276)	$(2,212)	$(16,621)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three and nine months ended September 30, 2018 and 2017	60	(77)	551	96
Interest rate swap, net of tax of $0, for each of the three and nine months ended September 30, 2018 and 2017	—	249	110	998
Total other comprehensive income, net of tax	60	172	661	1,094
Total comprehensive loss	(3,882)	(13,104)	(1,551)	(15,527)
Comprehensive income attributable to non-controlling interests	4	—	4	—
Total comprehensive (loss) income attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(3,886)	$(13,104)	$(1,555)	$(15,527)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(All figures in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,212)	$(16,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,956	30,199
Impairment of fixed assets	2,082	6,497
Amortization of debt discount	728	701
Amortization of debt issuance costs	449	452
Non-cash rental income, net of non-cash rental expense	(2,620)	(2,766)
Share-based compensation expense	2,040	1,466
Net change in deferred taxes	110	—
Net change in certain operating assets and liabilities	21,232	12,670
(Increase) decrease in deferred membership costs	(1,354)	97
Landlord contributions to tenant improvements	800	2,115
(Decrease) increase in insurance reserves	(165)	157
Other	(1,292)	12
Total adjustments	49,966	51,600
Net cash provided by operating activities	47,754	34,979
Cash flows from investing activities:
Capital expenditures	(8,430)	(8,827)
Acquisition of businesses	(19,010)	(9,450)
Acquisition of assets	(3,989)	—
Deposit paid in connection with acquisitions	—	(1,250)
Other	99	(293)
Net cash used in investing activities	(31,330)	(19,820)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(1,562)	(1,561)
Principal payments on capital lease obligations	(400)	—
Proceeds from mortgage and term loan	5,530	—
Principal payments on mortgage and term loan	(56)	—
Cash dividends paid	(2)	(9)
Proceeds from stock option exercises	15	72
Net cash provided by (used in) financing activities	3,525	(1,498)
Effect of exchange rate changes on cash	57	37
Net increase in cash and cash equivalents	20,006	13,698
Cash and cash equivalents beginning of period	30,321	45,596
Cash and cash equivalents end of period	$50,327	$59,294
Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(697)	$(244)
Increase in inventory	—	108
Decrease (increase) in prepaid expenses and other current assets	8,427	(1,088)
Increase in accounts payable, accrued expenses and accrued interest	8,947	8,092
Change in prepaid corporate income taxes and corporate income taxes payable	4,197	4,669
Increase in deferred revenue	358	1,133
Net change in certain working capital components	$21,232	$12,670
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$8,773	$8,345
Cash payments for income taxes	$496	$1,480
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
As of September 30, 2018, the Company owned and operated 181 fitness clubs (“clubs”) under the various brand names across eight regions.

Brand	Count	Region
New York Sports Clubs (1)	99	New York Metropolitan
Lucille Roberts (1)	16	New York Metropolitan
TMPL (1)	1	New York Metropolitan
Boston Sports Clubs	29	Boston Metropolitan
Washington Sports Clubs	10	Washington, D.C. Metropolitan
Philadelphia Sports Clubs	5	Philadelphia Metropolitan
Total Woman Gym and Spa	12	California
Palm Beach Sports Clubs	4	Florida
LIV Fitness	2	Puerto Rico
Local brands	3	Switzerland
	181
(1) The Manhattan region included 36 New York Sports Clubs, two Lucille Roberts clubs and one TMPL club.
The Company’s operating segments are classified by geographical regions. These operating segments are the level at which the chief operating decision makers review discrete financial information and make decisions about segment profitability based on earnings before income tax depreciation and amortization. The Company has determined that these operating segments have similar economic characteristics and meet the criteria which permit them to be aggregated into one reportable segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2017 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018.
The Company continues to experience revenue pressure as the fitness industry continues to be highly competitive in the geographic regions in which the Company competes. The Company continues to strategize on improving its financial results and focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.

Certain reclassifications were made to the reported amounts in the consolidated balance sheet as of December 31, 2017 to conform to the presentation as of September 30, 2018.
2.    Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Also, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of this standard is permitted. The Company is evaluating the impact of this standard on its financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months, using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” which updates narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating which transition approach it will elect. This guidance is effective for the Company in the first quarter of 2019. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, the Company is implementing an enterprise-wide lease management system to assist in the accounting and is evaluating additional changes to our processes and internal controls to ensure they meet the standard reporting and disclosure requirements. The Company expects the guidance to result in a significant increase in long-term assets and liabilities on its consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet and statements of operations was as follows:

	As of September 30, 2018
		Balances Without	Effect of Change
Balance Sheet	As Reported	Adoption of ASC 606	Increase/(Decrease)
Asset
Deferred membership costs	$2,313	$659	$1,654

Equity
Accumulated deficit	$(75,505)	$(77,159)	$1,654

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Balances Without	Effect of Change		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Increase/ (Decrease)	As Reported	Adoption of ASC 606	Increase/ (Decrease)
Expenses
Payroll and related	42,108	42,031	77	123,978	124,028	(50)
Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Membership dues	$84,162	$76,454	$251,992	$228,362
Initiation and processing fees	337	371	1,006	1,953
Membership revenue	84,499	76,825	252,998	230,315
Personal training revenue	18,019	15,587	55,451	49,256
Other ancillary club revenue	6,191	4,610	16,982	13,514
Ancillary club revenue	24,210	20,197	72,433	62,770
Fees and other revenue	1,464	1,619	4,182	4,629
Total revenue	$110,173	$98,641	$329,613	$297,714
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
The estimated average membership life was 26 months for each of the three and nine months ended September 30, 2018 and the full-year of 2017. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. The Company had approximately $12,103 and $12,456 of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue as of September 30, 2018 and December 31, 2017, respectively. The Company does not believe this amount is subject to the escheatment or abandoned property laws of any of the jurisdictions in which we conduct our business, including the State of New York. It is possible however, that one or more of these jurisdictions may not agree with the Company's position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on the Company's cash flows. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property. For a total of six jurisdictions, the Company has concluded, based on opinions from outside counsel that money held by a company for unused and expired personal training sessions are not escheatable. In the State of California, recently entered into by the Company through acquisition, unused personal training sessions do not expire and are not escheatable.
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
The Company generates management fees from certain club facilities that are not wholly-owned, which include three and five managed sites as of September 30, 2018 and 2017, respectively. Management fees earned for services rendered are recognized at the time the related services are performed. Revenue generated from managed sites was $115 and $367 for the three and nine months ended September 30, 2018, respectively, compared to $173 and $760 for the three and nine months ended September 30, 2017, respectively.
When a revenue agreement involves multiple elements, such as sales of both memberships and services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met.
In connection with advance receipt of fees or dues, the Company was required to maintain bonds totaling $3,196 and $2,658 as of September 30, 2018 and December 31, 2017, respectively.
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three and nine months ended September 30, 2018, the Company recognized revenue of $3,274 and $19,630 that was included in the deferred revenue balance as of December 31, 2017.

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
4.    Long-Term Debt

	September 30, 2018	December 31, 2017
2013 Term Loan Facility outstanding principal balance	$198,356	$199,918
Capital lease liabilities	2,339	160
Less: Unamortized discount	(2,184)	(2,912)
Less: Deferred financing costs	(719)	(977)
Less: Current portion due within one year	(12,705)	(2,242)
Long-term portion	$185,087	$193,947
2013 Senior Credit Facility
On November 15, 2013, TSI LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $45,000 revolving loan facility maturing on November 15, 2018 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount of 0.5%, or $1,625. Debt issuance costs recorded in connection with the 2013 Senior Credit Facility were $5,119 and are being amortized as interest expense and are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheets. The Company also recorded additional debt discount of $4,356 related to creditor fees. The proceeds from the 2013 Term Loan Facility were used to pay off amounts outstanding under the Company’s previously outstanding long-term debt facility, and to pay related fees and expenses. None of the revolving loan facility was drawn upon as of the closing date on November 15, 2013 but loans under the 2013 Revolving Loan Facility may be drawn from time to time pursuant to the terms of the 2013 Senior Credit Facility. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2018, TSI LLC had made a total of $25,663 in principal payments on the 2013 Term Loan Facility.
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
In May 2017, TSI LLC loaned $5,000 to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35,000 to TSI Holdings. As of September 30, 2018, TSI Group had a cash balance of approximately $3,732.

The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5,500 at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of September 30, 2018, TSI LLC had outstanding letters of credit of $4,433 and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. The excess cash flow calculation performed as of December 31, 2017 did not result in any required payments in April 2018. The next excess cash flow payment is due in April 2019, if applicable. Based on the Company’s 2018 forecast, it expects to have approximately $20,000 of excess cash flow and pay approximately $10,000 in principal payments at this time and such amount is included in Current portion of long-term debt on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2018. The forecast is an estimate and subject to change.
As of September 30, 2018, the 2013 Term Loan Facility has a gross principal balance of $198,356 and a balance of $195,453 net of unamortized debt discount of $2,184 and unamortized debt issuance costs of $719. As of September 30, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of September 30, 2018, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $4,433. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2018 was $40,567, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility will mature on November 15, 2018. Given that the 2013 Senior Credit Facility contains a restrictive covenant on obtaining secured debt, if the Company is unable to extend, restructure or refinance the 2013 Revolving Loan Facility prior to maturity, all letters of credit that remain outstanding under the 2013 Revolving Loan Facility will become immediately due and payable upon maturity.  The Company is considering alternative means to satisfy these obligations, including the cash collateralization of such obligations.

Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $195,381 and $188,173 at September 30, 2018 and December 31, 2017, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument refer to Note 6 - Derivative Financial Instruments.
5.    Mortgage and Term Loan

On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3,150 with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period.  The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028.
On April 24, 2018, Dixie Highway Realty, LLC, a subsidiary of TSI Group, entered into promissory notes for $1,880 (the “Mortgage Note”) and $500 (the “Term Note”) with the Lender. The Mortgage Note bears interest at a fixed rate of 5.46% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period.  The first payment was due and paid on May 24, 2018. The entire principal balance of the Mortgage Note is due and payable in full on its maturity date of April 24, 2028.  The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 and in the form of an operating account.
The carrying amount of the mortgage notes and Term Note approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company’s previous credit facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and matured on May 15, 2018. The swap effectively converted $160,000 of the outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which had a floor of 1%. As permitted by ASC 815, Derivatives and Hedging, the Company designated this swap as a cash flow hedge, the effects of which were reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. The objective of this hedge was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps were designated as cash flow hedges for accounting purposes since they were being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). The Company performed a quarterly assessment of the hedge effectiveness of the hedge relationship and measured and recognized any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2018 (through May 15, 2018, the maturity date) and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
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
The fair value for the Company’s interest rate swap was determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of September 30, 2018	$—	$—	$—	$—
Interest rate swap liability as of December 31, 2017	$184	$—	$184	$—
There was no contract liability as of September 30, 2018. As of December 31, 2017, the swap contract liability of $184 was recorded as a component of accrued expenses with the offset to accumulated other comprehensive income ($104, net of taxes) on the accompanying condensed consolidated balance sheet.
There were no significant reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2018 and 2017 and there are no remaining amounts in accumulated other comprehensive income as of September 30, 2018 due to the maturity of the interest rate swap on May 15, 2018.
7.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $67 and $201 for the three and nine months ended September 30, 2018, respectively, compared to $67 and $119 for the comparable prior-year periods. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

8.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of September 30, 2018, $35,176 of the cash balance of $50,327 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding — basic	25,849,800	25,245,262	25,801,480	25,176,035
Effect of dilutive share based awards	—	—	—	—
Weighted average number of common shares outstanding — diluted	25,849,800	25,245,262	25,801,480	25,176,035

Loss per share:
Basic	$(0.15)	$(0.53)	$(0.09)	$(0.66)
Diluted	$(0.15)	$(0.53)	$(0.09)	$(0.66)
For the three and nine months ended September 30, 2018, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.
For the three and nine months ended September 30, 2017, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods. There would have been 19,022 and 37,811 anti-dilutive shares for the three and nine months ended September 30, 2017, respectively, had the Company not been in a net loss position during these periods.
In the three months ended September 30, 2018, the Company determined that it had incorrectly computed the number of weighted average common shares used in basic earnings per share in previously issued financial statements. This resulted in misstatements of basic EPS for the annual period of 2016 and interim and annual periods for 2017. This item also resulted in corresponding misstatements in diluted EPS in the respective periods. These errors had no impact to the Company’s revenues, operating income (loss), or net income (loss), and had no impact to the Company’s consolidated balance sheets, consolidated statements of cash flows, consolidated statements of comprehensive income (loss), or consolidated statements of stockholders’ deficit.
The Company assessed the materiality of these errors on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to any of the previously issued consolidated financial statements. The Company appropriately reflected the weighted average common shares calculations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and plans to revise the comparative presentation of the financial statements in future filings.

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
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. As of September 30, 2018, there were 2,074,040 shares available to be issued under the 2006 Plan. At September 30, 2018, the Company had 30,147 stock options outstanding and 1,260,292 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three and nine months ended September 30, 2018.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to stock options outstanding was $5 and $15 for the three and nine months ended September 30, 2017, respectively. There was no compensation expense related to stock options outstanding for the three and nine months ended September 30, 2018.
Restricted Stock Awards
On February 1, 2018, the Company issued 13,115 shares of restricted stock under the 2006 Plan. The fair value per share for such restricted stock awards was $6.10, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $548 and $1,710 for the three and nine months ended September 30, 2018, respectively, compared to $379 and $1,083 for the comparable prior-year periods. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $21 and $48 for the three and nine months ended September 30, 2018, respectively, compared to $21 and $164 for the comparable prior-year periods.
As of September 30, 2018, a total of $3,317 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years.
Stock Grants
The Company issued 52,460 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2018. The fair value of the shares issued was $6.10 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $320 and $368 for the nine months ended September 30, 2018 and 2017, respectively.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of September 30, 2018, shares purchased under this plan did not have a material impact on the Company’s financial statements. There was no compensation expense related to MSPP for each of the three and nine months ended September 30, 2018 and 2017.
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
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock will be the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of September 30, 2018, there were 796,640 shares of common stock available for issuance pursuant to the ESPP.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to ESPP was $9 and $11 for the three and nine months ended September 30, 2018, respectively.
The fair value of the purchase rights granted under the ESPP for the offering period beginning September 17, 2018 was $2.30. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

September 17, 2018
Grant price	$8.25
Expected term	3 months
Expected volatility	64.24%
Risk-free interest rate	2.14%
Expected dividend yield	—%
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
In both the three and nine months ended September 30, 2018, the Company tested underperforming clubs and recorded an impairment charge of $2,082 and on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods. In both the three and nine months ended September 30, 2017, the Company recorded impairment charges of $6,497 related to underperforming clubs. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the accompanying condensed consolidated statements of operations.
In periods tested, the recoverability of fixed assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. The most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, discount rates, income tax rates, estimated results related to new program launches and maintenance capital expenditures. The fair value of fixed assets evaluated for impairment was determined considering a combination of a market approach and a cost approach.
12.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). The Company has acquired several clubs since the third quarter of 2017 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 13 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of September 30, 2018, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
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
As of February 28, 2018, the Company performed a goodwill impairment test on the Switzerland region in line with the historical policy. As of August 1, 2018, the Company performed a goodwill impairment test on the New York, Boston, California and Switzerland regions, which was within 12 months of the related acquisitions. For the Florida and Puerto Rico regions, the acquired goodwill was related to the acquisitions of clubs after the annual testing date. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for all reporting units will be August 1, 2019, which is within 12 months of the acquisitions.
The Company’s annual goodwill impairment tests as of August 1, 2018 and February 28, 2018 were performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The August 1, 2018 and February 28, 2018 annual impairment tests supported the goodwill balance and as such, no impairment of goodwill was required.

The changes in the carrying amount of goodwill from December 31, 2017 through September 30, 2018 are detailed in the chart below:

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Outlier Clubs	Total
Goodwill	$36,707	$15,775	$—	$—	$—	$1,175	$3,982	$57,639
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(116)	—	(116)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(3,982)	(51,306)
Balance as of December 31, 2017	5,158	—	—	—	—	1,059	—	6,217
Acquired goodwill (Refer to Note 13 - Acquisitions)	2,025	768	1,584	1,991	2,187	—	—	8,555
Changes due to foreign currency exchange rate fluctuations	—	—	—			(3)	—	(3)
Balance as of September 30, 2018	$7,183	$768	$1,584	$1,991	$2,187	$1,056	$—	$14,769
Amortization expense was $527 and $1,561 for the three and nine months ended September 30, 2018, respectively, compared to $123 and $135 for the comparable prior-year periods. Intangible assets were acquired in connection with the Lucille Roberts and TMPL acquisitions in 2017, as well as the acquisition of Total Woman, Palm Beach Sports Clubs, LIV Fitness, two clubs in the New York region and a club in the Boston region during the nine months ended September 30, 2018. Intangible assets are as follows:

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$14,313	$(12,430)	$1,883	$12,744	$(11,577)	$1,167
Favorable lease commitment	2,390	(467)	1,923	2,350	(136)	2,214
Non-compete agreement	1,620	(210)	1,410	900	—	900
Trade names	2,802	(213)	2,589	900	(47)	853
	$21,125	$(13,320)	$7,805	$16,894	$(11,760)	$5,134

13.    Acquisitions
Acquisitions of businesses are accounted for in accordance with ASC 805, Business Combinations and ASU 2017-01. According to ASC 805, transactions that represent business combinations should be accounted for under the acquisition method. In addition, the ASC 805 includes a subtopic which provides guidance on transactions sometimes associated with business combinations but that do not meet the requirements to be accounted for as business combinations under the acquisition method. Under the acquisition method, the purchase price is allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill, which represents synergies from the addition of the clubs to the Company’s portifolio. The results of operations of the clubs acquired have been included in the Company’s consolidated financial statements from the date of acquisition.
The Company incurred acquisition-related costs of $722 and $1,736 in the three and nine months ended September 30, 2018, respectively, compared to $250 and $275 for the comparable prior-year periods. These costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Acquisition of LIV Fitness
In September 2018, the Company acquired LIV Fitness for a net cash purchase price of $4,930. The acquisition added two clubs to the Company’s portfolio in Puerto Rico. These clubs continue to operate under the LIV Fitness trade name. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

September 2018
Allocation of purchase price:
Fixed assets	$2,134
Goodwill	2,187
Definite lived intangible assets:
Membership list	480
Trade name	340
Non-compete agreement	320
Unfavorable lease commitment	(400)
Deferred revenue	(131)
Total allocation of purchase price	$4,930
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the trade name amortized over its estimated useful life of 13 years and the unfavorable lease commitment amortized through May 14, 2031, the remaining extended lease life.
In the three and nine months ended September 30, 2018, the revenue and net results related to this acquisition were immaterial to the Company’s condensed consolidated statement of operations.
Acquisition in the New York Metropolitan Region
In September 2018, the Company acquired 60% of two existing clubs in the New York metropolitan region, with the seller retaining the other 40%. As a result, these two clubs became majority owned subsidiaries of the Company. As consideration for the acquisition, the Company agreed to renovate the two clubs for an amount of up to $1,200 in total. The Company believes this will be less based on vendor quotes and recorded a liability of $350 to represent these future renovations, however, this amount is subject to change. This acquisition added two clubs to the Company’s portfolio in the New York Metropolitan region and will operate under the New York Sports Clubs brand. The following table summarizes an estimated allocation of the purchase price of the assets and liabilities acquired.

September 2018
Allocation of purchase price:
Fixed assets	$237
Goodwill	593
Capital lease liabilities	(69)
Other assets and liabilities assumed, net	(280)
Deferred revenue	(258)
Non-controlling interest	(106)
Total allocation of purchase price	$117
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety.
In the three and nine months ended September 30, 2018, the revenue and net results related to this acquisition were immaterial to the Company’s condensed consolidated statement of operations.
Acquisition of Palm Beach Sports Clubs
In August 2018, the Company acquired 85% of three clubs in Florida, with the seller retaining the other 15%, for a net purchase price of $7,307 and a net cash purchase price of $6,697 and branded them “Palm Beach Sports Clubs”. A net amount of $610 is owed to the seller over the next four years. As a result, Palm Beach Sports Clubs became a majority owned subsidiary of the Company. The acquisition added three clubs to the Company’s portfolio in the Florida region and was accounted for as a business combination. The acquisition also included the purchase of a building in which one of the three clubs operates. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

August 2018
Allocation of purchase price:
Fixed assets	$5,968
Goodwill	1,991
Definite lived intangible assets:
Membership list	288
Amount due to seller, net	(610)
Deferred revenue	(587)
Non-controlling interest	(353)
Total allocation of purchase price	$6,697
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The membership list acquired is being amortized over the estimated useful life which is an estimated average membership life of 26 months.
In the three and nine months ended September 30, 2018, the Company recorded revenue of $438 and net income of $45 related to Palm Beach Sports Clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition of Total Woman Gym and Spa Business
In April 2018, the Company acquired substantially all of the assets of the Total Woman Gym and Spa business for a net cash purchase price of $7,265. The acquisition added 12 clubs to the Company’s portfolio in California and was accounted for as a business combination. These 12 clubs continue to operate under the Total Woman Gym and Spa trade name. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

April 2018
(as adjusted)
Allocation of purchase price:
Fixed assets	$8,064
Goodwill	1,584
Definite lived intangible assets:
Favorable lease commitment	440
Trade name	1,562
Working capital, net	161
Deferred revenue	(4,546)
Total allocation of purchase price	$7,265
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
In the three and nine months ended September 30, 2018, the Company recorded revenue of $5,723 and $10,523, respectively, and a net loss of $472 and $921, respectively, related to Total Woman. Such amounts are included in the respective accompanying condensed consolidated statements of operations.

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
In the three and nine months ended September 30, 2018, the Company recorded revenue of $1,012 and $3,443, respectively, and a net loss of $280 and $284, respectively, related to this club. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition of TMPL
In December 2017, the Company acquired TMPL Gym, an existing club in the New York metropolitan region, for a net cash purchase price of $5,925. TMPL is a luxury gym that features a wide variety of fitness programs and group exercises. The club continues to operate under the TMPL trade name and was accounted for as a business combination.
The Company received additional information in the first quarter of 2018 and adjusted the purchase price allocation. In the nine months ended September 30, 2018, the Company recorded measurement period adjustments of $1,011 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

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
In the three and nine months ended September 30, 2018, the Company recorded revenue of $1,360 and $4,200, respectively, and a net loss of $250 and $913, respectively, related to TMPL. Such amounts are included in the respective accompanying condensed consolidated statements of operations. TMPL was launched as a new brand in 2016 focusing on the intersection of metabolic science, exercise and nutrition, and as expected, it will take time to mature given the age of the club.
Acquisition of Lucille Roberts Health Club Business
In September 2017, the Company acquired Lucille Roberts for a net cash purchase price of $9,450. The acquisition added 16 clubs to the Company’s portfolio in the New York metropolitan region and was accounted for as a business combination. These 16 clubs continue to operate under the Lucille Roberts trade name.
The Company received additional information in the first quarter of 2018 and adjusted the purchase price allocation. In the nine months ended September 30, 2018, the Company recorded measurement period adjustments of $421 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

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
In the three and nine months ended September 30, 2018, the Company recorded revenue of $4,185 and $12,326, respectively, and net income of $937 and $2,575, respectively, related to the Lucille Roberts clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$114,184	$115,005	$348,132	$349,140
Net loss	$(4,223)	$(12,394)	$(2,166)	$(16,620)

Loss per share:
Basic	$(0.16)	$(0.52)	$(0.09)	$(0.66)
Diluted	$(0.16)	$(0.52)	$(0.09)	$(0.66)
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
14.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $605 and $4,550 for the nine months ended September 30, 2018 and 2017, respectively, reflecting a negative effective income tax rate of 38% for both the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the nine months ended September 30, 2018 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017. The Company recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information for the nine months ended September 30, 2018 and the year ended December 31, 2017.
As of both September 30, 2018 and December 31, 2017, the Company had a net deferred tax liability of $276 and $93, respectively. The Company maintained a full valuation allowance against its U.S. net deferred tax assets (other than deferred tax liabilities related to indefinite lived intangibles) as of both September 30, 2018 and December 31, 2017.
As of September 30, 2018, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2018, since the related income tax returns may no longer be subject to audit in 2018.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. During the quarter ended September 30, 2018, the Company completed its audit by the Internal Revenue Service for federal income tax returns for the years ended December 31, 2014 and 2015, resulting in no material changes.
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
The Company is also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $4,797 and $4,138 in interest. The Company has responded stating its disagreement to the proposed assessment and the Company has consented to extend such assessment period through September 31, 2019.
The Company has not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the company for the state of Massachusetts for the 12 month periods ending December 31, 2014, 2015 and 2016. The Company has agreed to extend the assessment period for state of Massachusetts through March 31, 2019.
15.    Commitments and Contingencies
On February 7, 2007, in an action styled White Plains Plaza Realty, LLC v. TSI LLC et al., the landlord of one of TSI LLC’s former health and fitness clubs filed a lawsuit in the Appellate Division, Second Department of the Supreme Court of the State of New York against it and two of its health club subsidiaries alleging, among other things, breach of lease in connection with the decision to close the club located in a building owned by the plaintiff and leased to a subsidiary of TSI LLC, the tenant, and take additional space in a nearby facility leased by another subsidiary of TSI LLC. Following a determination of an initial award, which TSI LLC and the tenant have paid in full, the landlord appealed the trial court’s award of damages, and on August 29, 2011, an additional award (amounting to approximately $900) (the “Additional Award”), was entered against the tenant, which has recorded a liability. Separately, TSI LLC is party to an agreement with a third-party developer, which by its terms provides indemnification for the full amount of any liability of any nature arising out of the lease described above, including attorneys’ fees incurred to enforce the indemnity. As a result, the developer reimbursed TSI LLC and the tenant the amount of the initial award in installments over time and also agreed to be responsible for the payment of the Additional Award, and the tenant has recorded a receivable related to the indemnification for the Additional Award. The developer and the landlord are currently litigating the payment of the Additional Award and judgment was entered against the developer on June 5, 2013, in the amount of approximately $1,000, plus interest, which judgment was upheld by the appellate court on April 29, 2015. TSI LLC does not believe it is probable that TSI LLC will be required to pay for any amount of the Additional Award.
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (three of which purport to represent a class) and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of September 30, 2018.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of September 30, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $1,104. The Company has not recorded a liability with respect to this guarantee obligation as of September 30, 2018 as it concluded that payment under this lease guarantee was not probable.
16.    Subsequent Event
In October 2018, the Company entered into an agreement to acquire four existing clubs in the Boston region. In connection with this agreement, the Company deposited $1,000 into an escrow account in October 2018. The completion of the acquisition is subject to customary closing conditions. In the event this transaction does not close, by reason of the non-fulfillment of such conditions, the Company is entitled to reimbursement of the $1,000 deposit.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our clubs collectively served approximately 621,000 members as of September 30, 2018. As of September 30, 2018, we owned and operated 181 fitness clubs (“clubs”) under the various brand names across eight regions.

Brand	Count	Region
New York Sports Clubs (1)	99	New York Metropolitan
Lucille Roberts (1)	16	New York Metropolitan
TMPL (1)	1	New York Metropolitan
Boston Sports Clubs	29	Boston Metropolitan
Washington Sports Clubs	10	Washington, D.C. Metropolitan
Philadelphia Sports Clubs	5	Philadelphia Metropolitan
Total Woman Gym and Spa	12	California
Palm Beach Sports Clubs	4	Florida
LIV Fitness	2	Puerto Rico
Local brands	3	Switzerland
	181
(1) The Manhattan region included 36 New York Sports Clubs, two Lucille Roberts clubs and one TMPL club.
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
In 2017, we acquired 18 clubs in the New York metropolitan region and constructed and opened two clubs. In the nine months ended September 30, 2018, we acquired 12 locations in California, four locations in Florida, two locations in Puerto Rico, two locations in the New York metropolitan region, and one location in the Boston metropolitan region.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.8% of our total revenue for the nine months ended September 30, 2018. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the nine months ended September 30, 2018, we generated 16.8% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.2% of our total revenue for the nine months ended September 30, 2018) from the rental of space in our facilities primarily to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended September 30, 2018 and 2017, our monthly average attrition rate was 4.6% and 4.2%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses. Approximately $5.7 million and $5.4 million, or 30% and 32%, of general and administrative expenses relate directly to club operations for the nine months ended September 30, 2018 and 2017, respectively, including phone and data lines, computer maintenance, business licenses, office and sales supplies, general liability insurance, recruiting and training.
As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted.
As of September 30, 2018, our consolidated operating results included six majority owned clubs for which we had control. In addition, we partly-owned two clubs (one of which operated under a different brand name), with ownership percentages of 45% and 20%, respectively, for which we applied the equity method of accounting. We also owned one licensed club and provided management services at three locations that we did not have an equity interest.
Historical Club Count
The following table set forth the changes in our club count during each of the quarters in 2017, the full-year 2017, the first, second and third quarters of 2018.

	2017					2018
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2	Q3
Clubs included in consolidated operating results:
Clubs operated at beginning of period	149	148	148	163	149	164	164	175
Acquired clubs	—	—	16	2	18	2	12	7
New clubs opened	1	1	—	—	2	—	—	—
Clubs closed (3)	(2)	(1)	(1)	(1)	(5)	(2)	(1)	(3)
Clubs operated at end of period	148	148	163	164	164	164	175	179
Club included in equity investment at end of period (1)	1	1	1	1	1	1	1	1
Licensed club operated at end of period (3)	—	—	—	—	—	1	1	1
Total clubs operated at end of period (1)(2)	149	149	164	165	165	166	177	181

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes three locations that were managed by us in which we did not have an equity interest.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

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

	2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable club revenue	0.7%	1.2%	1.8%	2.8%	1.7%	1.8%	1.5%
The comparable club revenue increase in the nine months ended September 30, 2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue. The comparable club revenue increase in 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs, partially offset by decreased initiation and processing fees and other ancillary club revenue.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	38.2	37.6	37.6	37.5
Club operating	45.5	46.7	45.1	45.5
General and administrative	6.1	5.5	5.8	5.7
Depreciation and amortization	8.3	10.0	8.5	10.1
Impairment of fixed assets	1.9	6.6	0.6	2.2
	100.0	106.4	97.6	101.0
Operating (loss) income	—	(6.4)	2.4	(1.0)
Interest expense	3.2	3.2	3.0	3.2
Equity in earnings of investee	(0.1)	(0.1)	(0.1)	(0.1)
Loss before provision for corporate income taxes	(3.1)	(9.5)	(0.5)	(4.1)
Provision for corporate income taxes	0.5	4.0	0.2	1.5
Net loss	(3.6)	(13.5)	(0.7)	(5.6)
Net loss attributable to TSI Holdings	(3.6)%	(13.5)%	(0.7)%	(5.6)%

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$84,162	76.4%	$76,454	77.5%	10.1%
Initiation and processing fees	337	0.3	371	0.4	(9.2)
Membership revenue	84,499	76.7	76,825	77.9	10.0
Personal training revenue	18,019	16.4	15,587	15.8	15.6
Other ancillary club revenue (1)	6,191	5.6	4,610	4.7	34.3
Ancillary club revenue	24,210	22.0	20,197	20.5	19.9
Fees and other revenue (2)	1,464	1.3	1,619	1.6	(9.6)
Total revenue	$110,173	100.0%	$98,641	100.0%	11.7%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consists of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $11.5 million, or 11.7%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily related to the favorable impact from the newly acquired clubs and personal training revenue. These increases were partially offset by the impact of club closures and a decline in other ancillary club revenue in comparable clubs. In the three months ended September 30, 2018 compared to the three months ended September 30, 2017, revenue increased approximately $14.0 million at our clubs that were opened in the last 24 months, partially offset by decreases of $2.4 million at closed clubs.
Comparable club revenue increased 1.5% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.
Membership dues revenue increased $7.7 million, or 10.1%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily reflecting the favorable impact from the newly acquired clubs and increased annual fees. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased $34,000, or 9.2%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Initiation and processing fees revenue is recognized over the estimated average membership life of 26 months. Amounts collected per sale has decreased in recent years, resulting in less revenue recognized in recent months as higher collection periods are fully recognized.
Personal training revenue increased $2.4 million, or 15.6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the favorable impact from the newly acquired clubs, and increased member interest resulting from improved product management and marketing strategies, partially offset by the impact of club closures.
Other ancillary club revenue increased $1.6 million, or 34.3%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the favorable impact from the newly acquired clubs, which included $1.1 million related to spa services. These increases were partially offset by decreased revenue from our Sports Clubs for Kids programs.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2018	2017	% Variance
Payroll and related	$42,108	$37,072	13.6%
Club operating	50,107	46,087	8.7
General and administrative	6,700	5,380	24.5
Depreciation and amortization	9,188	9,874	(6.9)
Impairment of fixed assets	2,082	6,497	(68.0)
Total operating expenses	$110,185	$104,910	5.0%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $5.0 million, or 13.6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily reflecting the impact from the acquired and newly opened clubs of approximately $5.9 million. We also experienced minimum wage increases and increased personal training payroll expenses related to higher personal training revenue. These increases were partially offset by the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $4.0 million, or 8.7%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily reflecting the impact from the newly acquired and opened clubs of $5.4 million, including $3.4 million for rent and occupancy expenses. Rent and occupancy expenses also increased $837,000 at mature clubs due to rent escalations. Partially offsetting these increases were decreases of $1.2 million reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $1.3 million, or 24.5%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily reflecting an increase from the newly acquired and opened clubs of $543,000 and increased acquisition costs of $471,000.
Depreciation and amortization. In the three months ended September 30, 2018 compared to the three months ended September 30, 2017, depreciation and amortization expense decreased 686,000, or 6.9%, primarily due to a decrease at our mature clubs, partially offset by depreciation and amortization of assets at our newly acquired and opened clubs.
Impairment of fixed assets. Due to triggering events, we recorded impairment charges of $2.1 million and $6.5 million at underperforming clubs in the three months ended September 30, 2018 and 2017, respectively.
Provision for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $562,000 and $3.9 million for the three months ended September 30, 2018 and 2017, respectively, reflecting a negative effective income tax rate of 17% for the three months ended September 30, 2018 and 42% for three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, we calculated our income tax provision using the estimated annual effective tax rate methodology.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2018		2017
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$251,992	76.5%	$228,362	76.7%	10.3%
Initiation and processing fees	1,006	0.3	1,953	0.7	(48.5)
Membership revenue	252,998	76.8	230,315	77.4	9.8
Personal training revenue	55,451	16.8	49,256	16.5	12.6
Other ancillary club revenue (1)	16,982	5.2	13,514	4.5	25.7
Ancillary club revenue	72,433	22.0	62,770	21.0	15.4
Fees and other revenue (2)	4,182	1.2	4,629	1.6	(9.7)
Total revenue	$329,613	100.0%	$297,714	100.0%	10.7%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consists of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $31.9 million, or 10.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily related to the favorable impact from the newly acquired and opened clubs, increased membership dues, and personal training revenue. These increases were partially offset by the impact of club closures, a decline in other ancillary club revenue in comparable clubs, and initiation and processing fees. In the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, revenue increased approximately $35.8 million at our clubs that were opened in the last 24 months and $2.3 million at our clubs operating longer than 24 months, partially offset by a $6.2 million at our closed clubs.
Comparable club revenue increased 1.7% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.
Membership dues revenue increased $23.6 million, or 10.3%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily reflecting the favorable impact from the newly acquired and opened clubs, higher average dues per membership and increased annual fees. These increases were partially offset by the impact of club closures.
Initiation and processing fees revenue decreased $947,000, or 48.5%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Initiation and processing fees revenue is recognized over the estimated average membership life of 26 months. Amounts collected per sale has decreased in recent years, resulting in less revenue recognized in recent months as higher collection periods are fully recognized.
Personal training revenue increased $6.2 million, or 12.6%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, and increased member interest resulting from improved product management and marketing strategies, partially offset by the impact of club closures.
Other ancillary club revenue increased $3.5 million, or 25.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, which included $1.9 million related to spa services. These increases were partially offset by decreased revenue from our Sports Clubs for Kids programs and 30-day guest pass.

Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2018	2017	% Variance
Payroll and related	$123,978	$111,515	11.2%
Club operating	148,602	135,293	9.8
General and administrative	18,992	17,079	11.2
Depreciation and amortization	27,956	30,199	(7.4)
Impairment of fixed assets	2,082	6,497	(68.0)
Total operating expenses	$321,610	$300,583	7.0%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $12.5 million, or 11.2%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily reflecting the impact from newly acquired and opened clubs of approximately $15.0 million. We also experienced minimum wage increases and increased personal training payroll expenses related to higher personal training revenue. These increases were partially offset by the impact of club closures of approximately $2.1 million and other saving initiatives.
Club operating. Club operating expenses increased $13.3 million, or 9.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily reflecting the impact from newly acquired and opened clubs of $14.7 million, including $9.4 million for rent and occupancy expenses at these new clubs. Rent and occupancy expenses also increased $3.1 million at mature clubs due to rent escalations. Partially offsetting these increases were decreases of $3.6 million reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $1.9 million, or 11.2%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily reflecting an increase from the newly acquired and opened clubs of $1.3 million and increased acquisition costs of $1.3 million, partially offset by the effect of club closures and the results of our cost-savings initiatives.
Depreciation and amortization. In the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, depreciation and amortization expense decreased $2.2 million, or 7.4%, primarily due to a decrease at our mature clubs and the impact of closed locations. These decreases were partially offset by depreciation and amortization of assets at our newly acquired and opened clubs.
Impairment of fixed assets. Due to triggering events, we recorded impairment charges of $2.1 million and $6.5 million at underperforming clubs in the nine months ended September 30, 2018 and 2017, respectively.
Provision for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance, of $605,000 and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively, reflecting an effective income tax rate of 38% for both the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We continue to experience revenue pressure as the fitness industry continues to be highly competitive in the geographic regions in which we compete. We continue to strategize on improving our financial results and focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of September 30, 2018, we had $50.3 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of September 30, 2018, $35.2 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 increased $12.8 million compared to the nine months ended September 30, 2017. Increases in operating cash included the following:

•	Cash collected for membership dues increased $20.0 million.

•	Cash collected for personal training memberships increased $4.1 million.

•	Cash collected for recurring annual fees increased $1.9 million.

•	Cash collected for member enrollment, including the initial annual fee paid upon joining, increased by $537,000.

•	Cash collected for tax refund increased $2.6 million.

•	Cash paid for taxes decreased $984,000.

Offsetting decreases in operating cash included the following:

•	Cash paid for payroll increased $9.4 million.

•	Cash paid for occupancy increased $1.2 million due to the increase in occupancy costs.

•	Cash collected for landlord contributions decreased by $1.3 million.

•	Cash paid for utilities and repairs and maintenance increased $1.6 million.

•	Cash paid for interest increased $428,000 primarily due to the increase in the LIBOR rate.
Investing Activities. Net cash used in investing activities increased $11.5 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily related to the increase in acquisition activity in 2018.  Cash paid in connection with the acquisition of businesses, property  and other assets, including deposits, increased $12.3 million in the 2018 period. Offsetting this increase was a decrease in cash related to remodeling clubs, maintenance capital expenditures and building new clubs of approximately $397,000.
Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $3.5 million compared to net cash used in financing activities of $1.5 million for the nine months ended September 30, 2017. In the nine months ended September 30, 2018, financing activities consisted of $5.5 million in gross mortgage and related Term Note proceeds from a mortgage and term loan, and principal payments on capital lease obligations in the nine months ended September 30, 2018.
As of September 30, 2018, the principal amount of debt outstanding under our 2013 Term Loan Facility was $198.4 million, of which $195.8 million is due in November 2020. This substantial amount of debt could have significant consequences, including:

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of September 30, 2018, we had made a total of $25.7 million in principal payments on the 2013 Term Loan Facility.
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
In May 2017, TSI LLC loaned $5.0 million to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50,000 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35.0 million to TSI Holdings. As of September 30, 2018, TSI Group had a cash balance of approximately $3.7 million.
The terms of the 2013 Senior Credit Facility provide for a financial covenant in the situation where the total utilization of the revolving loan commitments (other than letters of credit up to $5.5 million at any time outstanding) exceeds 25% of the aggregate amount of those commitments. In such event, TSI LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.50:1.00. As of September 30, 2018, TSI LLC had outstanding letters of credit of $4.4 million and a total leverage ratio that was below 4.50:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The terms of the 2013 Senior Credit Facility include a financial covenant under which the Company is not able to utilize more than 25% or $11.3 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4:50:1.00 (calculated on a proforma basis to give effect to any borrowing). The 2013 Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. In addition, at any time when the total leverage ratio is greater than 4.50:1.00, there are additional limitations on the ability of TSI LLC and Holdings II to, among other things, make certain distributions of cash to TSI Holdings. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. The excess cash flow calculation performed as of December 31, 2017 did not result in any required payments in April 2018. The next excess cash flow payment is due in April 2019, if applicable. Based on our 2018 forecast, we expect to have approximately $20.0 million of excess cash flow and pay approximately $10.0 million in principal payments at this time and such amount is included in Current portion of long-term debt on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2018. The forecast is an estimate and subject to change.
As of September 30, 2018, the 2013 Term Loan Facility has a gross principal balance of $198.4 million and a balance of $195.5 million, net of unamortized debt discount of $2.2 million and unamortized debt issuance costs of $719,000. As of September 30, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability to long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
As of September 30, 2018, there were no outstanding 2013 Revolving Loan Facility borrowings and outstanding letters of credit issued totaled $4.4 million. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2018 was $40.6 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. The 2013 Revolving Loan Facility will mature on November 15, 2018. Given that the 2013 Senior Credit Facility contains a restrictive covenant on obtaining secured debt, if the Company is unable to extend, restructure or refinance the 2013 Revolving Loan Facility prior to maturity, all letters of credit that remain outstanding under the 2013 Revolving Loan Facility will become immediately due and payable upon maturity.  The Company has been cash collateralizing such obligations as they expire.  The Company is having discussions with third parties regarding extending the 2013 Revolving Loan Facility and options to refinance the 2013 credit facility. The Company can provide no assurance that any refinancing transactions will occur or will occur at favorable terms.

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
We originally entered into our interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160.0 million and matured on May 15, 2018. The swap effectively converted $160.0 million of the outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which had a floor of 1%. As permitted by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we designated this swap as a cash flow hedge, the effects of which were reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. The objective of this hedge was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps were designated as cash flow hedges for accounting purposes since they were being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). We performed a quarterly assessment of the hedge effectiveness of the hedge relationship and measured and recognized any hedge ineffectiveness in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2018 (through May 15, 2018, the maturity date) and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
Working Capital
We had working capital deficit of $16.8 million as of September 30, 2018 and positive working capital of $5.4 million as of December 31, 2017. Major components of our working capital deficit on the current liability side are deferred revenues, accounts payable, accrued expenses (including, among others, accrued payroll and occupancy costs), current portion of long-term debt, current portion of mortgage and term loan, current portion of capital lease liabilities and accrued interest. As of September 30, 2018, these current liabilities more than offset the current assets, which consists of cash and cash equivalents, accounts receivable, prepaid corporate income taxes, prepaid rent expense, and prepaid expenses and other current assets. This decrease of $22.2 million was partly due to an increase of $10.0 million in the current portion of long-term debt. Based on the Company’s 2018 forecast, it expects to pay approximately $10.0 million of excess cash flow in April 2019 related to the 2013 Senior Credit Facility. Refer to Note 4 - Long-Term Debt for further detail. The deferred revenue that is classified as a current liability relates to dues and services paid-in-full in advance and fees paid at the time of enrollment and totaled $39.3 million and $33.5 million at September 30, 2018 and December 31, 2017, respectively. Initiation and processing fees received are deferred and amortized over the estimated average membership life of a club member and all annual fees are deferred and amortized over a 12 month period. Prepaid dues and fees for prepaid services are generally realized over a period of up to 12 months. In periods when we increase the number of members and consequently increase the level of payments received in advance, we would expect to see increased deferred revenue balances. By contrast, any decrease in demand for our services or reductions in initiation fees collected would have the effect of reducing deferred revenue balances, which would likely require us to rely more heavily on other sources of funding. In either case, a significant portion of the deferred revenue is not expected to constitute a liability that must be funded with cash. At the time a member joins our club, we incur enrollment costs, a portion of which are deferred over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. These costs are recorded as a long-term asset and as such do not affect working capital. If working capital deficits occur in future periods, as in the past, they will be funded by our cash and cash equivalents and our 2013 Senior Credit Facility, which includes a 2013 Revolving Loan Facility, which expires on November 15, 2018. We believe that these sources are sufficient to fund our operating, investing and financing requirements for the next twelve months.
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
Estimated Average Membership Life. Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid at the time of enrollment, or within the first month of membership. Annual fees are amortized over 12 months. As of September 30, 2018, the estimated average membership life was 26 months. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
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
Due to triggering events, in the three and nine months ended September 30, 2018 and 2017, we tested underperforming clubs and recorded impairment charges of $2.1 million and $6.5 million, respectively, on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods. The fixed asset impairment charges are included as a component of operating expenses in a separate line on the condensed consolidated statements of operations.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units (“Outlier Clubs”). The Company has acquired several clubs since the third quarter of 2017 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 13 - Acquisitions to the condensed consolidated financial statements. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of September 30, 2018, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
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
As of February 28, 2018, the Company performed a goodwill impairment test on the Switzerland region in line with the historical policy. As of August 1, 2018, the Company performed a goodwill impairment test on the New York, Boston, California and Switzerland regions, which was within 12 months of the related acquisitions. For the Florida and Puerto Rico regions, the acquired goodwill was related to the acquisitions of clubs after the annual testing date. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for all reporting units will be August 1, 2019, which is within 12 months of the acquisitions.

The Company’s annual goodwill impairment tests as of August 1, 2018 and February 28, 2018 were performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The August 1, 2018 and February 28, 2018 annual impairment tests supported the goodwill balance and as such, no impairment of goodwill was required.
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
Interest rates on borrowings for the 2013 Term Loan Facility are for one-month periods in the case of Eurodollar borrowings. Our exposure to market risk for changes in interest rates relates to interest expense on variable rate debt. As of September 30, 2018, we had $198.4 million of outstanding borrowings under our 2013 Term Loan Facility. Based on the amount of our variable rate debt as of September 30, 2018, a hypothetical 100 basis point interest increase would increase our annual interest cost by approximately $2.0 million.
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
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (three of which purport to represent a class) and landlord tenant disputes. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	October 25, 2018

		By:	/s/ Carolyn Spatafora
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