Form 10-K
period 2018-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2019-02-28
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐  No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐(Do not check if smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $211.9 million (computed by reference to the last reported sale price on The Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding.
As of February 22, 2019, there were 27,923,569 shares of Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed not later than April 30, 2019 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
Item 1.     Business
In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “the Company,” “we,” “our,” “TSI Holdings” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries. References to “TSI LLC” refer to Town Sports International, LLC, and “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company. The Company is a diversified holding company that owns g subsidiaries engaged in a number of business and investment activities. The Company’s largest operating subsidiary, TSI LLC, has been involved in the fitness industry since 1973 and has grown to become one of the largest owners and operators of fitness clubs in the Northeast region of the United States (“U.S.”).  TSI Group was formed in 2017 to invest in public and private equities and real estate. TSI Holdings’ corporate structure provides flexibility to make investments across a broad spectrum of industries in order to create long-term value for stockholders.

General
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our 185 fitness clubs (“clubs”) collectively served approximately 627,000 members as of December 31, 2018. Our clubs operate under the various brand names below and are primarily located in the United States of America.

Brand	Count
New York Sports Clubs	98
Boston Sports Clubs	33
Washington Sports Clubs	10
Philadelphia Sports Clubs	5
Lucille Roberts	16
TMPL	2
Total Woman Gym and Spa	12
Palm Beach Sports Clubs	3
Christi’s Fitness	1
LIV Fitness	2
New York Sports Clubs - Switzerland	3
185
We develop clusters of clubs to serve densely populated metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. In each of our main regions, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
In 2018, we acquired 25 clubs and constructed and opened one club. In 2017, we acquired 18 clubs and constructed and opened two clubs.
Over our 45-year history, since incorporating in 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 18,000 square feet, while our multi-recreational clubs average approximately 40,000 square feet. The aggregate average size of our clubs is approximately 25,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.
Industry Overview
According to the most recent information released by the International Health, Racquet and Sports Club Association (“IHRSA”), the U.S. health club industry posted growth in revenue, memberships, and number of club locations. Revenue grew to $30.0 billion in 2017 from $27.6 billion in 2016, while membership increased to 60.9 million in 2017 from 57.2 million in 2016. The U.S. club count rose to 38,477 sites in 2017 from 36,540 sites in 2016. Research shows that more than one out of five Americans belonged to at least one U.S. health club or studio. Since 2008, membership has grown by 33.6%, while the total number of club-goers has increased by 31.5%. The total number of health club visits has also increased, amounting to 5.9 billion visits in 2017, up from 4.3 billion in 2008.
According to the Centers for Disease Control and Prevention, state prevalence of obesity continued to remain high across the country in 2017, with no state with a prevalence of obesity less than 20%. In 2017, 48 states had a prevalence of obesity of 25% or more and 29 of these states had a prevalence of obesity 30% or more. As healthcare costs continue to rise in the U.S., some of the focus on combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs for treating obesity related sicknesses.
As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.
Competitive Strengths
We believe the following competitive strengths are instrumental to our success:
Strong market position with leading brands. Based on number of clubs, we are one of the largest owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the U.S. Our strong real estate presence in the New York, Boston, Washington, D.C., and Philadelphia regions enhances convenience to our members. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs.
Regional clustering strategy provides significant benefits to members and corporations.   By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to multiple clubs in our network, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately 37% of our members currently have memberships that allow them to use multiple clubs, and because these memberships offer enhanced privileges and greater convenience, they typically generate higher monthly dues than our single club memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2018, approximately 25% of all club usage was by members visiting clubs other than their home clubs.
A leveraged operating model designed for operational efficiencies.  We are one of the leading owners and operators of fitness clubs in the United States. As of December 31, 2018, we owned and operated 185 fitness clubs under various brand names, primarily located in the United States of America. Our portfolio of distinct brands across these regions, combined with our size and scale which allows for strategic and advantageous partnerships with our third-party vendors and suppliers throughout the organization, gives us a competitive advantage in the fitness market. We believe that our model enables us to scale more rapidly than our competitors. We have greater financial and other resources, which allows us to react to changes in pricing, marketing, and trends in the industry more quickly or effectively than other smaller size companies. We may secure better terms from vendors and devote more resources to technology infrastructure, fulfillment and marketing. We also focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging our fixed costs. We believe we can improve financial performance by continuing to reduce expenses through operational efficiencies, leveraging technology and improving labor planning.
Expertise in site selection.    We believe that our expertise in site selection for potential acquisitions and new clubs provides an advantage over our competitors given the complex real estate markets in the metropolitan areas in which we operate and the relative scarcity of suitable sites. Before opening or acquiring a new club, we undertake a process involving financial modeling, site selection and negotiation of lease and acquisition terms to ensure that a potential location meets our criteria for a model club. We believe that there are barriers to entry, particularly, in our metropolitan areas, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. We believe that potential new entrants would need to establish or acquire a large number of clubs in a market to compete effectively with us. These barriers of entry are significant in our metropolitan regions; however, they are not as challenging in our surrounding suburban locations.
Business Strategy
In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:
Growth through acquisitions. We plan to continue to expand our club base through selective acquisitions. This is an important element of our corporate strategy as it strengthens our competitive position and expands and enhances the services that we can offer to members. In 2018, we acquired 25 clubs and constructed and opened one new club. We expect to continue to acquire selective clubs to continue our expansion of club offerings, including clubs outside of our current regions. In the event we build and acquire additional new clubs, the club expansion is expected to be funded with cash on hand or through internally generated cash flows. We may also consider certain acquisitions other than health clubs to diversify the business while enhancing shareholder value.
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
Grow ancillary and other non-membership revenues.   We intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members. We offer a multi-session personal training membership product and fee-based Small Group Training classes to generate additional revenue in most of our clubs. In addition, we offer Sports Clubs for Kids programs and spa services at select clubs.
Optimization of our clubs. We remain committed to optimizing our existing club base, including club closures when appropriate. We expect these profit margin initiatives will enable us to improve in club level economics across our portfolio, and to offset the competitive pressure in the geographic regions in which we compete.
Retain members by focusing on the member experience.   Our Company’s mission is “Bring the best out of every body.” By building and nurturing a strong consumer centric culture, we are able to provide a clear road map for how we serve our members and deliver a superior experience. We tailor the hours of each club to the needs of the specific member demographic utilizing each club and offer a variety of ancillary services, including personal training, group classes, Small Group Training programs, Sports Clubs for Kids programs and spa services. We offer a variety of different sports facilities in our clubs; modern, varied and well-maintained exercise and fitness equipment; and an assortment of additional amenities including access to babysitting. Through hiring, developing and training a qualified and diverse team that is passionate about fitness and health; maintaining and enhancing our programs and services; continually increasing our attention to individual member needs; and investing in our digital ecosystem, we expect to demonstrate our commitment to increase the quality of the member experience, and thereby increase net membership. To better measure the member experience, we utilize social media to help analyze the areas we can improve upon as well as the areas in which the members are satisfied overall.
Provide fitness experiences and services.   We help educate our members to best practices in their pursuit of fitness, wellness and healthy lifestyles and each of our clubs has an array of cardiovascular machines, resistance training equipment, free weights and functional training zones. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment which accommodate individual preferences and viewing, and many cardio machines now include embedded technology that offers both entertainment and tracking features that record workout results and communicate with many mobile technologies. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We further offer a large variety of group fitness classes at each club and these classes are accessible to all members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes. In addition, we have a functional training zone within most of our clubs that feature an array of innovative equipment designed to maximize the member’s workout. The functional training zones include a variety of functional training equipment, such as Total Body Resistance Exercise (“TRX” brand) suspension training frame, Kettle Bells, Battle Ropes and Power Sleds. Our functional training zones are open to members for free self-guided workouts, personal training sessions and fee-based programs.
Marketing
Our in-house marketing team is responsible for brand positioning, brand strategy, lead generation, sales support and product innovation for the Company and all of its subsidiaries. The primary objective is to ensure that our brands seize market share and opportunities through well-defined and coordinated go-to-market strategies. We are organized to enable close collaboration between our marketing, sales and operations staff, which helps to align efforts around operational objectives and new product development. We seek to inspire brand experiences and in doing so, drive sustainable and quality growth, while building a strong reputation and loyalty with both existing members and future members. In order to have credible and authentic connections to create such desirability with our audience, we utilize a market segmentation strategy. A marketing segmentation strategy divides our target market into subgroups, whereby consumers in each of these subgroups share one or more characteristics. Using this knowledge, we develop specific plans, including personalized and mass marketing, to reach these targeted customers effectively. We seek to identify and understand consumers’ individual motivations and goals in an effort to create meaningful products, services and experiences that build a lasting impression and brand loyalty.

Sales
We sell our memberships primarily through three channels: direct sales at the club level; through corporate and group sales; and through our websites. Through our corporate and group sales approach we concentrate on building long-term relationships with local and regional companies, organizations and other large groups.
We also sell individual memberships online for our standard membership types and the websites enable us to sell memberships for pre-established corporate and group programs. The websites also allow our members to give us direct feedback about our service levels and enables prospective members to sign up for a free one-day pass, free class trial or purchase a variety of short term guest passes. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership sales consultant to make their decision. In addition, selling online significantly reduces our cost of sale. The websites also provide information about the respective club locations, program offerings, exercise class schedules and sales promotions. Job seekers can also begin the employment application process through the respective websites and investors can access financial information and resources.
Memberships
We offer various types of memberships, including single club access and variations of multiple club access. At certain locations, we also offer memberships that include both gym access and spa services.
The membership prices are dependent on club location and whether the member joins under a “month-to-month” or “commit” contract. Under the commit contract, new members commit to a one-year membership, generally at a lower monthly rate than a month-to-month membership. A member may cancel a commit membership at any time for a fee. When the commit contract period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2018, approximately 87% of our total members were on a month-to-month basis.
In joining a club, a new member signs a membership agreement that typically obligates the member to pay fees (“Joining Fees”) including a one-time initiation fee and the first annual fee. The annual fee is also charged on each anniversary of the enrollment date, however not considered a joining fee after the first payment. As of December 31, 2018, approximately 99% of our members pay their membership dues through monthly electronic fund transfers (“EFT”), with EFT membership revenue constituting approximately 75% of total consolidated revenue for the year ended December 31, 2018.
Usage
Our total club usage, based on the number of member visits, was approximately 30 million member visits during a year. In the year ended December 31, 2018, approximately 25% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our membership plans allow for club members to elect to pay a per visit fee to use clubs that are not defined in their membership plan.
Non-Membership Revenue
The table below presents non-membership revenue (in thousands) components as a percentage of total revenue for the years ended December 31, 2016 through 2018.

	For the Years Ended December 31,
	2018	%	2017	%	2016	%
Total revenue	$443,094	100.0%	$403,042	100.0%	$396,921	100.0%
Non-Membership Revenue:
Personal training revenue	73,458	16.5%	69,735	17.3%	66,487	16.8%
Other ancillary club revenue(1)	23,293	5.3%	17,197	4.3%	19,642	4.9%
Fees and Other revenue(2)	5,737	1.3%	5,876	1.4%	6,361	1.6%
Total non-membership revenue	$102,488	23.1%	$92,808	23.0%	$92,490	23.3%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consists of rental income, marketing revenue, management fees and laundry service fees.
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
Approximately 68% of our existing clubs are fitness-only and 32% are multi-recreational. Our fitness-only clubs generally range in size from 15,000 to 25,000 square feet and average approximately 18,000 square feet. Our multi-recreational clubs generally range in size from 20,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet.
Our existing club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past three years from January 1, 2016 to December 31, 2018, we constructed six new clubs, acquired 43 clubs, closed or relocated 16 clubs, and transitioned one club to a licensed location. Currently, 89 of our clubs, or approximately 48% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2018, we acquired 25 clubs, opened one new club, closed six clubs, and transitioned one club to a licensed location, ending the year with 185 total clubs under operation. This compares to the acquisition of 18 clubs, construction and opening of two clubs, and five club closures during the year ended December 31, 2017. In both 2018 and 2017, we also upgraded certain existing clubs and plan to continue to do so in 2019.
Our facilities include a mix of both leased and owned cardiovascular and strength equipment from some of the best manufacturers. At many locations, additional amenities are also offered, including swimming pools, racquet and basketball courts, functional training zones and babysitting services. Personal training services are offered for an additional charge. Our fee-based programs offered at many of our clubs, include personal training, Small Group Training, children’s programs, and summer camps for kids.
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
Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including dance, cycling, strength conditioning, boxing, yoga, and Pilates classes. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings, which are fee-based programs that have smaller groups, and provide more focused, and typically more advanced classes.
In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2018, Sports Clubs for Kids was being offered in certain club locations throughout our regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.
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
We continue to create a more customizable and efficient experience for members through updated digital tools, which included an enhanced website and mobile application. These digital tools enable feature membership sign up, club location search, class schedules and booking, training information, custom profiles for group fitness instructors and trainers. In addition, members are able to customize their group fitness experience based on fitness goals and preferences through a personalized search feature. We continue to enhance the digital tools accessibility to increase our online presence and member engagement.
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
Intellectual Property
We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including, NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, LUCILLE ROBERTS, TMPL, SPORTS CLUBS FOR KIDS, COMPANIESGETFIT.COM, MASTER CLASS, LATITUDE SPORTS CLUBS, TOTAL WOMEN GYM AND SPA, CHRISTI’S FITNESS, LIV FITNESS CLUBS, WESTBORO TENNIS & SWIM CLUB and PALM BEACH SPORTS CLUBS. We continue to register other trademarks and service marks. We believe that our rights to these properties are adequately protected.

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
Employees
On December 31, 2018, we had approximately 7,700 employees, of whom approximately 1,800 were employed full-time. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage a culture of openness, innovation and inclusiveness that creates a high level of work accountability. We have good relations with our employees and are proud to offer them a great work environment with opportunities for growth and development.
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
Our ability to maintain our brand image and reputation is integral to our business. Maintaining, promoting and growing our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality member experience. Our reputation could be jeopardized if we fail to maintain high standards for member experiences, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our members. We could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, or by us, could damage our reputation and brand image. Damage to our reputation or loss of consumer confidence for any of these reasons may result in fewer memberships sold or renewed, which in turn could materially and adversely affect our results of operations and financial condition.
We continue to experience revenue pressure, which may adversely affect our results or operations and cash flow from operations and we may be compelled to take additional actions which may not be successful in mitigating such effects.
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
In the years ended December 31, 2018 and 2017, we closed six and five clubs, respectively. In the year ended December 31, 2018 and 2017, we recognized fixed asset impairment charges of $2.1 million and $6.5 million, respectively, at underperforming clubs. Some of our club closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets and goodwill and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace any of the revenue lost from these closed clubs from our other club operations. We will continue to monitor the results and changes in expectations of these clubs closely to determine if additional fixed asset or goodwill impairment charges will be necessary.
Our geographic concentration heightens our exposure to adverse regional developments.
As of December 31, 2018, we owned and operated 185 clubs under various brand names, primarily located in the United States of America. Our geographic concentration in the Northeast and Mid-Atlantic regions and, in particular, the New York metropolitan area, heightens our exposure to adverse developments in these areas, including those related to economic and demographic changes in these regions, competition, severe weather, potential terrorist threats or other unforeseen events.
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
Equipment and certain products and services used in our clubs, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing clubs and open new clubs on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we require to open new and refurbish existing clubs, our suppliers encounter difficulties meeting our demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, our ability to serve our members and grow our brand would be interrupted. If any of these events occur, it could have a material adverse effect on our business and operating results.
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
There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals’ access to a broad audience of consumers and other interested persons. Negative commentary about us may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our clubs, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our clubs.
We also use social medial platforms as marketing tools. For example, we maintain Facebook, Instagram and Twitter accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.
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
To successfully expand our business over the long term, we must identify and acquire sites at acceptable costs that meet our site selection criteria. In addition to finding sites with the right geographical, demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the region. We face competition from other health and fitness center operators for sites that meet our criteria and as a result, we may lose those sites or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new clubs on attractive terms, our revenue, growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building a new club.
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
Part of our key strategy is to grow through acquisitions. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. There can be no assurance that we will continue to be able to successfully integrate these acquisitions into our existing business without substantial costs, delays or other operational or financial difficulties. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	difficulties in the transition of acquired members onto our systems timely;

•	difficulties in accounting for acquired companies that remain under management contracts relating to accounting for operating results and vendor and payroll information;

•	challenges related to the compliance with local laws when acquiring into new jurisdictions;

•	the acquired businesses failing to provide, or delays in realizing, the benefits originally anticipated;

•	integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of sales and marketing functions;

•	challenges related to the lack of experience in operating in the geographical regions of the acquired business;

•	unanticipated contract or regulatory issues and the assumption of, and exposure to, unknown or contingent liabilities of the acquired businesses.
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
We have, and will continue to have, significant lease obligations. We lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 20 years, plus option periods).  During the next five years, or the period from January 1, 2019 through December 31, 2023, we have leases for 27 club locations that are due to expire without any renewal options, six of which expire in 2019, and 69 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location.  Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.

In addition to future minimum lease payments, some of our club leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective clubs exceed specified levels, as well as the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.
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
If an existing or future club is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for clubs that we close could materially adversely affect us.
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
We currently operate clubs throughout the Northeast, Mid-Atlantic, Florida, California, and Puerto Rico regions of the United States. In the case of existing regions, our experience has been that opening new clubs may attract some memberships away from other clubs already operated by us in those regions and diminish their revenues. In addition, as a result of new club openings in existing regions and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.
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
The continuing and uninterrupted performance of our information systems is critical to our success. We use a fully-integrated information system to process new memberships, bill members, check-in members and track and analyze sales and membership statistics, the frequency and timing of member workouts, cross-club utilization, member life, value-added services and demographic profiles by member. This system also assists us in evaluating staffing needs and program offerings. We believe that, without investing in enhancements, this system would have reached the end of its life cycle. Correcting any disruptions or failures that affect our proprietary system could be difficult, time-consuming and expensive because we would need to use contracted consultants familiar with our system.
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
Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in one commercial bank as of December 31, 2018 totaled $24.6 million. During 2018, in any one month, the amount held in one commercial bank has been as high as approximately $45.9 million.
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
We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. We had collected approximately $12.4 million and $12.5 million for unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue as of December 31, 2018 and 2017, respectively. For six of the jurisdictions in which we operate, we have concluded, based on opinions from outside counsel, that monies paid to the company for unused and expired personal training sessions were not escheatable. For the remaining jurisdictions in which we operate, we have likewise concluded that the monies paid to the company for unused personal training sessions were not escheatable, regardless of whether they expire.  However, we have not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on our cash flows. The State of New York has informed us that it is considering whether we are required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.

We may have exposure to additional tax liabilities.
From time to time, we are under audit by federal and local tax authorities and we may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. For example, as of December 31, 2018, certain of our state and local tax returns from years 2006 through 2014 were being examined by certain state and local jurisdictions and it is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations.  In particular, we disagree with the proposed assessment dated December 12, 2016 from the State of New York and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017. No settlement was reached at the conference and the proposed assessment was sustained. As such, in a revised letter dated November 30, 2017, we received from the State of New York a revised assessment related to tax years 2006-2009 for approximately $5.1 million, inclusive of approximately $2.4 million of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals. On November 17, 2017, we were notified that the State of New York proposed an adjustment in the amount of approximately $3.9 million for the years 2010 to 2014, inclusive of approximately $757,000 in interest. In November 2018, we met with the Department officials for the assessment related to 2010 to 2014. The meeting ended with the company disagreeing with the proposed assessment for the years in audit. Subsequently, in a letter dated February 4, 2019, the interest amount is revised to $1.2 million.
The Company is also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $4.8 million plus $4.1 million in interest. In a letter dated January 18, 2019, NYC Department of finance has issued a proposed general tax liability of $5.6 million, inclusive of $1.6 million in interest for audit periods 2010 to 2014.
We currently are in the process of appealing the assessment with the New York State Division of Tax Appeals. We have not recorded a tax reserve related to the proposed assessments. It is difficult to predict the ultimate outcome of this or any other tax examination and the result of any such tax examination could have a material adverse effect on our results of operations and financial condition.
Risks Related to Our Leverage and Our Indebtedness
On November 15, 2013, TSI LLC entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”). The 2013 Senior Credit Facility consists of a $325.0 million term loan facility (“2013 Term Loan Facility”), and a $45.0 million revolving loan facility (“2013 Revolving Loan Facility”). On November 8, 2018, the 2013 Senior Credit Facility was amended, which modified the revolving loan facility amount to $15.0 million from $45.0 million. The 2013 Term Loan Facility matures on November 15, 2020, and the amended 2013 Revolving Loan Facility matures on August 14, 2020.
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
We currently have a substantial amount of debt. As of December 31, 2018, the principal amount of debt outstanding under our 2013 Term Loan Facility was $197.8 million. The 2013 Term Loan Facility expires on November 15, 2020. In addition, as of December 31, 2018, under the 2013 Revolving Loan Facility there were no outstanding borrowings and outstanding letters of credit issued associated with this revolving loan facility totaled $2.2 million, which if still outstanding, will likely need to be funded by our cash upon the expiration of the 2013 Revolving Loan Facility on August 14, 2020. The Company also had $2.0 million in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease related obligations. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2018 was $12.8 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. Our substantial debt could have important consequences, including:

•	making it more difficult to satisfy our obligations, including with respect to our outstanding indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•
requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, which is variable on our 2013 Revolving Loan Facility and on our 2013 Term Loan Facility, and/or principal pursuant to excess cash flow requirements and reducing our ability to use our cash flow to fund working capital, capital expenditures and acquisitions of new clubs and general corporate requirements;

•	increasing our vulnerability to interest rate fluctuations in connection with borrowings under our 2013 Senior Credit Facility at variable interest rates;

•	limiting our ability to refinance our existing indebtedness on favorable terms before the expiration of the current 2013 Term Loan Facility, or at all; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
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
Our 2013 Senior Credit Facility and the agreements related thereto contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities and that may impact our ability and the ability of our restricted subsidiaries to:

•	incur debt;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	consummate certain asset sales or club acquisitions;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.
The terms of the 2013 Senior Credit Facility, as amended, provide for a financial covenant in the situation where the total utilization of the revolving loan commitments exceeds 20%, or $3.0 million, of the aggregate amount of those commitments. In such event, TSI LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.00:1.00. As of December 31, 2018, TSI LLC had outstanding letters of credit of $2.2 million and a total leverage ratio that was below 4.00:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility.
Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet certain financial ratios under the 2013 Senior Credit Facility. We may be unable to meet those tests and the lenders may decide not to waive any failure to meet those tests. A failure to satisfy these tests could cause a default under the 2013 Senior Credit Facility. If an event of default under the 2013 Senior Credit Facility occurs, the lenders could elect to terminate any and all outstanding undrawn commitments to lend and declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations, which would have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
The stock ownership of certain large stockholders will likely limit your ability to influence corporate matters.
As of February 22, 2019, the Company had two stockholders (including Patrick Walsh, the Chief Executive Officer and Chairman of our board of directors) which, together with each such stockholder's affiliates, beneficially owned 11.0% and 30.4% of our outstanding common stock, respectively, based on public filings made by such stockholders. Each of these stockholders may vote their stock with respect to certain matters, including any determinations with respect to mergers or other business combinations, the acquisition of assets for stock consideration or disposition of all or substantially all of our assets, and the issuance of any additional common stock or other equity securities, in a manner which may not be viewed as beneficial by other stockholders.
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
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or our industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced services on a timely basis;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, and acts of war or terrorism.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
Investor percentage ownership in us may be diluted by future issuances of capital stock, which could reduce investor influence over matters on which stockholders vote.
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
Item 1B.    Unresolved Staff Comments
None
Item 2.    Properties
We own our 1000 Sunrise Highway location in Massapequa, New York, which houses one of our clubs and a retail tenant. This property was acquired in November 2017. In Florida, we own both the 1250 Old Dixie Highway location and 4540 Donald Ross Road location, which were acquired in January 2018 and August 2018, respectively. These properties each house one of our clubs.
We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 20 years, plus option periods). In the next five years, or the period from January 1, 2019 through December 31, 2023, we have leases for 27 club locations that are due to expire without any renewal options, six of which are due to expire in 2019, and 69 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.
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
The following table provides information regarding our club locations:

Location	Address	Date Opened or Management Assumed
New York Sports Clubs:
Manhattan, NY	61 West 62nd Street	July 1983
Manhattan, NY	1601 Broadway	September 1991
Manhattan, NY	349 East 76th Street	April 1994
Manhattan, NY	248 West 80th Street	May 1994
Manhattan, NY	502 Park Avenue	February 1995
Manhattan, NY	303 Park Avenue South	December 1995
Manhattan, NY	1635 Third Avenue	October 1996
Manhattan, NY	575 Lexington Avenue	November 1996
Manhattan, NY	278 Eighth Avenue	December 1996
Manhattan, NY	200 Madison Avenue	February 1997
Manhattan, NY	633 Third Avenue	April 1998
Manhattan, NY	217 Broadway	March 1999
Manhattan, NY	23 West 73rd Street	April 1999
Manhattan, NY	1372 Broadway	October 1999
Manhattan, NY	300 West 125th Street	May 2000
Manhattan, NY	128 Eighth Avenue	December 2000
Manhattan, NY	2527 Broadway	August 2001
Manhattan, NY	3 Park Avenue	August 2001
Manhattan, NY	10 Irving Place	November 2001
Manhattan, NY	230 West 41st Street	November 2001
Manhattan, NY	1221 Avenue of the Americas	January 2002
Manhattan, NY	200 Park Avenue	December 2002
Manhattan, NY	232 Mercer Street	September 2004
Manhattan, NY	225 Varick Street	August 2006
Manhattan, NY	885 Second Avenue	February 2007
Manhattan, NY	301 West 145th Street	October 2007
Manhattan, NY	1400 5th Avenue	December 2007
Manhattan, NY	75 West End Avenue	April 2013
Manhattan, NY	555 Sixth Avenue	September 2014
Manhattan, NY	28-30 Avenue A	March 2015
Manhattan, NY	30 Broad Street	March 2015
Manhattan, NY	1231 Third Avenue	February 2017
Manhattan, NY	4 Astor Place	May 2017
Manhattan, NY	139 West 32nd Street	September 2018
Manhattan, NY	1915 3rd Avenue	September 2018
Bronx, NY	1601 Bronxdale Avenue	November 2007
Brooklyn, NY	110 Boerum Place	October 1985
Brooklyn, NY	1736 Shore Parkway	June 1998
Brooklyn, NY	179 Remsen Street	May 2001
Brooklyn, NY	324 Ninth Street	August 2003
Brooklyn, NY	1630 E 15th Street	August 2007
Brooklyn, NY	7118 Third Avenue	May 2004
Brooklyn, NY	439 86th Street	April 2008
Brooklyn, NY	147 Greenpoint Avenue	June 2014
Queens, NY	69-33 Austin Street	April 1997
Queens, NY	153-67 A Cross Island Parkway	June 1998

Location	Address	Date Opened or Management Assumed
Queens, NY	2856-2861 Steinway Street	February 2004
Queens, NY	8000 Cooper Avenue	March 2007
Queens, NY	99-01 Queens Boulevard	June 2007
Queens, NY	39-01 Queens Boulevard	December 2007
Staten Island, NY	300 West Service Road	June 1998
Scarsdale, NY	696 White Plains Road	October 1995
Mamaroneck, NY	124 Palmer Avenue	January 1997
Croton-on-Hudson, NY	420 South Riverside Drive	January 1998
Larchmont, NY	15 Madison Avenue	December 1998
Great Neck, NY	15 Barstow Road	July 1989
East Meadow, NY	625 Merrick Avenue	January 1999
Commack, NY	6136 Jericho Turnpike	January 1999
Massapequa, NY	1000 Sunrise Highway	November 2017
Oceanside, NY	2909 Lincoln Avenue	May 1999
Long Beach, NY	265 East Park Avenue	July 1999
Garden City, NY	833 Franklin Avenue	May 2000
Huntington, NY	350 New York Avenue	February 2001
Syosset, NY	49 Ira Road	March 2001
West Nyack, NY	3656 Palisades Center Drive	February 2002
Woodmere, NY	158 Irving Street	March 2002
Hartsdale, NY	208 E. Hartsdale Avenue	September 2004
Somers, NY	Somers Commons, 80 Route 6	February 2005
White Plains, NY	4 City Center	September 2005
Hawthorne, NY	24 Saw Mill River Road	January 2006
Dobbs Ferry, NY	50 Livingstone Avenue	June 2008
Smithtown, NY	5 Browns Road	December 2007
Carmel, NY	1880 Route 6	July 2007
Hicksville, NY	100 Duffy Avenue	November 2008
New Rochelle, NY	Trump Plaza, Huguenot Street	March 2008
Deer Park, NY	455 Commack Avenue	March 2009
Garnerville, NY	20 W. Ramapo Road	October 2011
Stamford, CT	106 Commerce Road	January 1998
Greenwich, CT	6 Liberty Way	May 1999
West Hartford, CT	65 Memorial Road	November 2007
Princeton, NJ	301 North Harrison Street	May 1997
Matawan, NJ	450 Route 34	April 1998
Marlboro, NJ	34 Route 9 North	April 1998
Ramsey, NJ	1100 Route 17 North	June 1998
Springfield, NJ	215 Morris Avenue	August 1998
Hoboken, NJ	59 Newark Street	October 1998
Jersey City, NJ	147 Two Harborside Financial Center	June 2002
Newark, NJ	1 Gateway Center	October 2002
Ridgewood, NJ	129 S. Broad Street	June 2003
Westwood, NJ	35 Jefferson Avenue	June 2004
Livingston, NJ	39 W. North Field Road	February 2005
Hoboken, NJ	210 14th Street	December 2006
Englewood, NJ	34-36 South Dean Street	December 2006
Clifton, NJ	202 Main Avenue	March 2007
Montclair, NJ	56 Church Street	January 2008
Butler, NJ	1481 Route 23	January 2009

Location	Address	Date Opened or Management Assumed
East Brunswick, NJ	300 State Route 18	March 2009
Bayonne, NJ	550 Route 440 North	December 2011
Lucille Roberts:
Manhattan, NY	50 East 42nd Street	September 2017
Manhattan, NY	1387 Nicholas Avenue	September 2017
Bronx, NY	2449 Morris Avenue	September 2017
Brooklyn, NY	430 89th Street	September 2017
Brooklyn, NY	925 Kings Highway	September 2017
Brooklyn, NY	1950 Ralph Avenue	September 2017
Queens, NY	32-62 Steinway Street	September 2017
Queens, NY	135-39 38th Avenue	September 2017
Queens, NY	70-20 Austin Street	September 2017
Commack, NY	6534 Jericho Turnpike	September 2017
Bay Shore, NY	1850 Sunrise Highway	September 2017
Holbrook, NY	5801 Sunrise Highway	September 2017
Rockville Centre, NY	298 Sunrise Highway	September 2017
Valley Stream, NY	225 West Merrick Road	September 2017
Clifton, NJ	1075 Bloomfield Avenue	September 2017
Jersey City, NJ	338 Central Avenue	September 2017
TMPL:
Manhattan, NY	355 West 49th Street	December 2017
Manhattan, NY	125 Seventh Avenue South	December 2018
Boston Sports Clubs:
Boston, MA	1 Bulfinch Place	August 1998
Boston, MA	201 Brookline Avenue	June 2000
Boston, MA	361 Newbury Street	November 2001
Boston, MA	350 Washington Street	February 2002
Boston, MA	505 Boylston Street	January 2006
Boston, MA	560 Harrison Avenue	February 2006
Boston, MA	695 Atlantic Avenue	October 2006
Boston, MA	One Beacon Street	May 2013
Boston, MA	800 Boylston Street	May 2013
Boston, MA	100 Summer Street	May 2013
Boston, MA	540 Gallivan Road	October 2014
Boston, MA	95 Washington Street	November 2014
Boston, MA	699 Boylston Street	June 2015
Allston, MA	15 Gorham Street	July 1997
Wellesley, MA	140 Great Plain Avenue	July 2000
Lynnfield, MA	425 Walnut Street	July 2000
Lexington, MA	475 Bedford Avenue	July 2000
Cambridge, MA	625 Massachusetts Avenue	January 2001
West Newton, MA	1359 Washington Street	November 2001
Waltham, MA	840 Winter Street	November 2002
Watertown, MA	311 Arsenal Street	January 2006
Newton, MA	135 Wells Avenue	August 2006
Somerville, MA	1 Davis Square	December 2007
Medford, MA	70 Station Landing	December 2007
Westborough, MA	1500 Union Street	September 2008
Westborough, MA	35 Chauncy Street	January 2018
Woburn, MA	300 Presidential Way	December 2008
Wayland, MA	Wayland Town Center	November 2014

Location	Address	Date Opened or Management Assumed
Providence, RI	131 Pittman Street	December 2008
Haverhill, MA	3 Ferry Street	December 2018
Methuen, MA	116 Pleasant Valley Street	December 2018
Peabody, MA	194 Newbury Street	December 2018
Salisbury, MA	191 Elm Street	December 2018
Washington Sports Clubs:
Washington, D.C.	1835 Connecticut Avenue, N.W	January 1990
Washington, D.C.	2251 Wisconsin Avenue, N.W	May 1994
Washington, D.C.	1211 Connecticut Avenue, N.W	July 2000
Washington, D.C.	783 Seventh Street, N.W	October 2004
Washington, D.C.	3222 M Street, N.W	February 2005
Washington, D.C.	14th Street, N.W	June 2008
North Bethesda, MD	10400 Old Georgetown Road	June 1998
Silver Spring, MD	8506 Fenton Street	November 2005
Bethesda, MD	6800 Wisconsin Avenue	November 2007
Clarendon, VA	2700 Clarendon Boulevard	November 2001
Philadelphia Sports Clubs:
Philadelphia, PA	220 South 5th Street	January 1999
Philadelphia, PA	2000 Hamilton Street	July 1999
Chalfont, PA	One Highpoint Drive	January 2000
Philadelphia, PA	1735 Market Street	October 2000
Radnor, PA	555 East Lancaster Avenue	December 2006
Total Woman Gym and Spa:
Alameda, CA	2247 S Shore Center	April 2018
San Jose, CA	950 El Paseo de Saratoga	April 2018
Glendale, CA	601 N Brand Boulevard	April 2018
Irvine, CA	14280 Culver Drive	April 2018
Laguna Hills, CA	23541 Calle De La Louisa	April 2018
Northridge, CA	19456 Nordhoff Street	April 2018
Placentia, CA	860 N Rose Drive	April 2018
Studio City, CA	12050 Ventura Boulevard	April 2018
Canoga Park, CA	6600 Topanga Canyon Boulevard	April 2018
Torrance, CA	2755 E Pacific Coast Highway	April 2018
Valencia, CA	24245 Magic Mountain Parkway	April 2018
Westlake Village, CA	30770 Russell Ranch Road	April 2018
Christi's Fitness:
Vero Beach, FL	1250 Old Dixie Highway	January 2018
Palm Beach Sports Clubs:
Jupiter, FL	201 N US Highway 1	August 2018
Palm Beach Gardens, FL	4540 Donald Ross Rd	August 2018
Port St. Lucie, FL	250 NW Peacock Blvd	August 2018
LIV Fitness:
San Juan, Puerto Rico	103 De Diego Avenue	September 2018
Guaynabo, Puerto Rico	Calle Parkside 2	September 2018
New York Sports Clubs - Switzerland:
Basel, Switzerland	St. Johanns-Vorstadt 41	August 1987
Zurich, Switzerland	Glarnischstrasse 35	August 1987
Basel, Switzerland	Gellerstrasse 235	August 2001

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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB.
Holders
As of February 22, 2019, there were approximately 101 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.
Dividends Policy
The Company did not declare any dividends in 2018 and 2017.
The board of directors does not currently intend to declare dividends. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider relevant. If we decide to pay a dividend, we may rely on cash on hand at TSI Holdings, which was approximately $2.0 million at December 31, 2018.
The existing credit agreement of TSI LLC restricts the ability of our subsidiaries to pay cash distributions to TSI Holdings in order for TSI Holdings to pay cash dividends except (a) in an amount, when combined with certain prepayments of indebtedness, of up to $35.0 million, subject to pro forma compliance with a total leverage ratio, as defined, and no default or event of default existing or continuing under the credit agreement, and (b) an additional amount based on excess cash flow, such additional amounts subject to pro forma compliance with a total leverage ratio, as defined, and no default or event of default existing or continuing under the credit agreement. In October 2017, TSI LLC made a dividend distribution of $35.0 million to TSI Holdings, Inc.
Issuer Purchases of Equity Securities
We did not purchase any equity securities during the fourth quarter ended December 31, 2018.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than as previously reported in a Current Report on Form 8-K.
Item 6.    Selected Financial Data
Not Applicable.

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
Overview
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our clubs collectively served approximately 627,000 members as of December 31, 2018. As of December 31, 2018, we owned and operated 185 fitness clubs (“clubs”) under the various brand names, primarily located in the United States of America.

Brand	Count
New York Sports Clubs	98
Boston Sports Clubs	33
Washington Sports Clubs	10
Philadelphia Sports Clubs	5
Lucille Roberts	16
TMPL	2
Total Woman Gym and Spa	12
Palm Beach Sports Clubs	3
Christi’s Fitness	1
LIV Fitness	2
New York Sports Clubs - Switzerland	3
185
We develop clusters of clubs to serve densely populated metropolitan regions and we service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs or office or retail centers. Our members include a wide age demographic covering the student market to the active mature market. In each of our main regions, we have developed clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and neighboring communities.
In recent years, our focus has been on acquiring health clubs that have already reached maturity and therefore operating results are established and stable upon acquisition. We also focus on opening and acquiring clubs in areas where we believe the region is underserved or where new clubs are intended to replace existing clubs at lease expiration. We believe these are important elements of our corporate strategies as it strengthens our competitive position and expands and enhances the services that we can offer to members. We expect to continue to acquire selective clubs to continue our expansion of club offerings, including clubs outside of our current regions. In the event we build and acquire additional new clubs, the club expansion is expected to be funded with cash on hand or through internally generated cash flows. We may also consider certain acquisitions other than health clubs to diversify the business while enhancing shareholder value.
In 2018, we acquired 25 clubs and constructed and opened one new club for which we had an existing lease. In 2017, we acquired 18 clubs and constructed and opened two clubs.
Revenue and Operating Expenses
We have two principal sources of revenue:

•
Membership revenue:    Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.9% of our total revenue for the year ended December 31, 2018. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue:    For the year ended December 31, 2018, we generated 16.5% of our revenue from personal training and 5.3% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports, Small Group Training programs and spa services. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the year ended December 31, 2018) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the years ended December 31, 2018 and 2017, our attrition rate was 49.9% and 46.9%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, acquisition related costs, purchasing, member relations, legal and consulting fees, and real estate development expenses. Payroll and related expenses are included in a separate line item on the consolidated statement of operations and are not included in general and administrative expenses. Approximately 45% of general and administrative expenses relate directly to club operations including phone and data lines, computer maintenance, business licenses, office and sales supplies, general liability insurance, recruiting and training.
As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted. At acquired clubs, operating margins may initially decline due to costs related to the acquisition and time to implement and integrate into our process.
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
As of December 31, 2018, our consolidated operating results included five majority owned clubs for which we had control. In addition, we partly-owned two clubs (one of which operated under a different brand name), with ownership percentages of 45% and 20%, respectively, for which we applied the equity method of accounting. We also owned and licensed one club and provided management services at two locations that we did not have an equity interest.
Operating income is impacted by certain charges and benefits which can fluctuate year to year. In 2018 and 2017, operating income was impacted by fixed asset impairment charges of $2.1 million and $6.5 million, respectively, related to underperforming clubs.

	Year Ended December 31,
	2018	2017
	($ amounts in thousands)
Operating income	$12,519	$6,937
Increase over prior period	80.5%	208.7%
Net (loss) income	$(125)	$4,369
Decrease over prior period	(102.9)%	(45.7)%
Cash flows provided by operating activities	$64,094	$28,199
Increase over prior period	127.3%	33.1%

Comparable Club Revenue
We define comparable club revenue as revenue at those clubs that were operated by us for over 12 months and comparable club revenue increase (decrease) as revenue for the 13th month and thereafter as applicable as compared to the same period of the prior year.

	Comparable Club Revenue Increase
	Quarter	Full-Year
2018
First Quarter	1.7%
Second Quarter	1.8%
Third Quarter	1.5%
Fourth Quarter	1.1%	1.6%
2017
First Quarter	0.7%
Second Quarter	1.2%
Third Quarter	1.8%
Fourth Quarter	2.8%	1.6%
Key determinants of comparable club revenue increases are new memberships, member retention rates, pricing and ancillary revenue increases.
The comparable club revenue increase in 2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs. The comparable club revenue increase in 2017 was primarily due to higher average dues per membership and an increase in member count in comparable clubs, partially offset by decreased initiation and processing fees and other ancillary club revenue.
Historical Club Count

	Year Ended December 31,
	2018	2017
Clubs operated in consolidated operating results:
Clubs operated at beginning of period	164	149
Acquired clubs	25	18
New clubs opened	1	2
Club converted to licensed club (3)	(1)	—
Clubs closed	(6)	(5)
Clubs operated at end of period	183	164
Club included in equity investment at end of period (1)	1	1
Licensed club operated at end of period (3)	1	—
Total clubs operated at end of period(1)(2)	185	165

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes two locations that were managed by us in which we did not have an equity interest.

(3)	Represents one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2018	2017
Revenues	100.0%	100.0%
Operating expenses:
Payroll and related	38.0	36.1
Club operating	44.5	44.8
General and administrative	5.7	5.6
Depreciation and amortization	8.5	10.2
Impairment of fixed assets	0.5	1.6
	97.2	98.3
Operating income	2.8	1.7
Interest expense, net	3.0	3.1
Equity in the earnings of investees and rental income	(0.1)	(0.1)
Loss before benefit for corporate income taxes	(0.1)	(1.3)
Benefit for corporate income taxes	(0.1)	(2.4)
Net income including non-controlling interests	—	1.1
Net income attributable to Town Sports International Holdings, Inc. and subsidiaries	—%	1.1%
Year ended December 31, 2018 compared to year ended December 31, 2017
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2018		2017
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$339,397	76.6%	$307,966	76.4%	10.2%
Initiation and processing fees	1,209	0.3%	2,268	0.6%	(46.7)%
Membership revenue	340,606	76.9%	310,234	77.0%	9.8%
Personal training revenue	73,458	16.5%	69,735	17.3%	5.3%
Other ancillary club revenue	23,293	5.3%	17,197	4.3%	35.4%
Ancillary club revenue	96,751	21.8%	86,932	21.6%	11.3%
Fees and other revenue	5,737	1.3%	5,876	1.4%	(2.4)%
Total revenue	$443,094	100.0%	$403,042	100.0%	9.9%
Revenue increased $40.1 million, or 9.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Revenue at clubs opened or acquired in the last 24 months increased approximately $49.9 million and clubs that have operated over 24 months increased approximately $2.7 million, primarily due to increased membership dues and personal training at these clubs.  This was offset by an $8.7 million decrease in revenue at clubs closed in the last 24 months. In addition to these variances, in the year ended December 31, 2017, we recognized approximately $3.6 million of out of period personal training revenue at three of our jurisdictions.
Comparable club revenue increased 1.6% in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to higher average dues per membership, increased annual fees and personal training revenue. The comparable club revenue increase was partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.
Membership dues revenue increased $31.4 million, or 10.2%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflecting the favorable impact from the newly acquired and opened clubs, higher average dues per membership and increased annual fees. These increases were partially offset by the impact of club closures.

Initiation and processing fees revenue decreased $1.1 million, or 46.7%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. Initiation and processing fees revenue is recognized over the estimated average membership life of 26 months. Amounts collected per sale has decreased in recent years, resulting in less revenue recognized in recent months as higher collection periods are fully recognized.
Personal training revenue increased $3.7 million, or 5.3% in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in personal training revenue was primarily related to the newly acquired and opened clubs, and increased member interest resulting from improved product management and marketing strategies. This increase was partially offset by the recognition of $3.6 million in 2017 related to unused and expired sessions in three of our states, and the impact of club closures.
We recognize revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase and are not refundable or redeemable by the member for cash. For a total of six of the jurisdictions in which we operate, we have concluded, based on opinions from outside counsel, that money held by a company for unused and expired personal training sessions were not escheatable. In 2010, for three jurisdictions, we concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions were not escheatable. As a result, we recorded approximately $2.7 million as personal training revenue in the fourth quarter of 2010. This amount was previously recorded in deferred revenue. In 2017, for another three jurisdictions, we concluded, based on opinions from outside counsel, that monies held by a company for unused and expired personal training sessions were not escheatable. As a result, we recorded approximately $3.6 million as personal training revenue in the fourth quarter of 2017. This amount was previously recorded in deferred revenue, which was primarily related to sessions purchased prior to the year ended December 31, 2015.
Other ancillary club revenue increased $6.1 million, or 35.4%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the favorable impact from the newly acquired and opened clubs, which included $3.0 million related to spa services. These increases were partially offset by decreased revenue from our Sports Clubs for Kids programs and 30-day guest pass.
Operating Expenses
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2018	2017	$ Variance	% Variance
Payroll and related	$168,315	$145,612	$22,703	15.6%
Club operating	197,689	180,467	17,222	9.5%
General and administrative	25,047	22,680	2,367	10.4%
Depreciation and amortization	37,442	40,849	(3,407)	(8.3)%
Impairment of fixed assets	2,082	6,497	(4,415)	(68.0)%
Operating expenses	$430,575	$396,105	$34,470	8.7%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses for the year ended December 31, 2018 increased $22.7 million, or 15.6%, compared to the year ended December 31, 2017, primarily reflecting the impact from newly acquired and opened clubs of approximately $21.0 million. We also experienced minimum wage increases and increased personal training payroll expenses related to higher personal training revenue. These increases were partially offset by the impact of club closures of approximately $2.8 million and other saving initiatives.
Club operating. Club operating expenses increased $17.2 million or 9.5% in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflecting the impact from newly acquired and opened clubs of $19.6 million, including $12.7 million for rent and occupancy expenses at these new clubs. Rent and occupancy expenses also increased $3.9 million at mature clubs due to rent escalations. Partially offsetting these increases were decreases of $2.6 million reflecting the impact of club closures.
General and administrative. General and administrative expense increased $2.4 million, or 10.4%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily reflecting increased acquisition costs of $2.6 million and an increase of in expenses, such as general liability insurance, related to newly acquired and opened clubs of $1.3 million, partially offset by decreases of such expenses at recently closed clubs and the results of our cost-savings initiatives.

Depreciation and amortization. In the year ended December 31, 2018 compared to the year ended December 31, 2017, depreciation and amortization expense decreased $3.4 million, or 8.3%, primarily due to a decrease at our mature clubs and the impact of closed locations. These decreases were offset by depreciation of assets at our new clubs.
Impairment of fixed assets.  Due to triggering events, we recorded impairment charges of $2.1 million and $6.5 million at underperforming clubs in the year ended December 31, 2018 and 2017, respectively.
Benefit for Corporate Income Taxes
We recorded income tax benefit of $357,000 and $9.7 million during the year ended December 31, 2018 and 2017, respectively, reflecting an effective income tax rate of 74% for the December 31, 2018 and 182% for the year ended December 31, 2017. Separate from the impact of valuation allowance, our effective tax rate was (41)% and 31% for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, we have a net deferred tax liability of $0 and $93,000, respectively, as there is a full valuation allowance recorded against the U.S. net deferred tax assets. Inclusive in these amounts is the state net deferred tax liability balance of $0 and $37,000, respectively, as of December 31, 2018 and 2017.
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
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We recorded valuation allowances in the amounts of $39.8 million and $38.8 million as of December 31, 2018 and 2017, respectively.
In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets generally cannot be used as a source of income to realize deferred tax assets with a definitive loss carry forward period. We do not amortize goodwill for book purposes but have amortized goodwill with tax basis for tax purposes. The deferred tax liabilities recorded at December 31, 2017 related to the tax effect of differences between the book and tax basis of goodwill that was not expected to reverse until some indefinite future period for indefinite lived intangibles. Following the Tax Legislation, the federal net operating losses generated after December 31, 2017 can be carried forward indefinitely and we have considered its deferred tax liabilities related to indefinite lived intangibles as a source of taxable income against its indefinite lived net operating losses.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2014). In particular, we disagree with the proposed assessment dated December 12, 2016 from the State of New York and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017. No settlement was reached at the conference and the proposed assessment was sustained. As such, in a revised letter dated November 30, 2017, we received from the State of New York a revised assessment related to tax years 2006-2009 for approximately $5.1 million, inclusive of approximately $2.4 million of interest. We have appealed the assessment with the New York State Division of Tax Appeals. On November 17, 2017, the Company was notified that the State of New York proposed an adjustment in the amount of approximately $3.9 million for the years 2010 to 2014, inclusive of approximately $757,000 in interest. In November 2018, we met with the Department officials for the assessment related to 2010 to 2014. The meeting ended with the company disagreeing with the proposed assessment for the years in audit. Subsequently, in a letter dated February 4, 2019, the interest amount is revised to $1.2 million. We disagree with the proposed assessment and have consented to extend such assessment period through December 31, 2019.
We are also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $4.8 million and $4.1 million in interest. In a letter dated January 18, 2019, NYC Department of finance has issued a proposed general tax liability of $5.6 million, inclusive of $1.6 million in interest for audit periods 2010 to 2014. We disagree with the proposed assessment and have consented to extend such assessment period through September 31, 2019.
The Company has not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the company for the state of Massachusetts for the 12 month periods ending December 31, 2014, 2015 and 2016. We have agreed to extend the assessment period for state of Massachusetts through March 31, 2019.
Liquidity and Capital Resources
We continue to experience revenue pressure as the fitness industry continues to be highly competitive in the areas in which we operate. We continue to strategize on improving our financial results and focus on increasing membership in existing clubs to increase revenue. We may consider additional actions within our control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. Our ability to continue to meet our obligations is dependent on our ability to continue to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of December 31, 2018, we had $48.1 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of December 31, 2018, $24.6 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
Operating Activities.    Net cash provided by operating activities increased $35.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The changes in operating cash flow were primarily due to timing differences of certain payments. There were also changes resulting from newly opened and acquired clubs. Increases in operating cash included the following:

•	Cash collected for membership dues increased $27.9 million.

•	Cash collected for personal training memberships increased $5.1 million.

•	Cash collected for recurring annual fees increased $2.2 million.

•	Cash collected for member enrollment, including the initial annual fee paid upon joining, increased by $669,000.

•	Cash collected for tax refund increased $12.0 million.

•	Cash paid for taxes decreased $3.4 million.

•	Cash paid for occupancy decreased $2.9 million.

Offsetting decreases in operating cash included the following:

•	Cash paid for payroll increased $13.1 million.

•	Cash collected for landlord contributions decreased $1.3 million.

•	Cash paid for utilities increased $1.2 million.

•	Cash paid for interest increased $959,000 primarily due to the increase in the LIBOR rate.
Investing Activities. Net cash used in investing activities increased $5.5 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily related to the increase in acquisition activity in 2018.  Cash paid in connection with the acquisition of businesses, property and other assets, including deposits, increased $4.5 million in the 2018 period. The increase was also due to an increase in cash related to capital expenditures of approximately $1.7 million.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2018 was $2.6 million compared to net cash used in financing activities of $2.0 million for the year ended December 31, 2017. For the year ended December 31, 2018 as compared to the year ended December 31, 2017, increased financing activities was primarily related to the $5.5 million proceeds from a mortgage and term loan related to our properties in Massapequa, New York and Vero Beach, Florida, and principal payments on capital lease obligations for fitness equipment in our clubs in 2018.
2013 Senior Credit Facility
On November 15, 2013, TSI LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $15.0 million revolving loan facility maturing on August 14, 2020 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount of 0.5%, or $1.6 million. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI LLC.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “ First Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the First Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
On November 8, 2018, the 2013 Senior Credit Facility was amended (the “ Second Amendment”), which modified the revolving loan facility amount to $15.0 million from $45.0 million, and extended the maturity date from November 15, 2018 to August 14, 2020. In addition, the Second Amendment restated that the Company is not able to utilize more than 20% or $3.0 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.00:1.00 (calculated on a proforma basis to give effect to any borrowing). Previously, the Company was not able to utilize more than 25% or $11.3 million in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeded 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing).
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2018, TSI LLC had made a total of $26.2 million in principal payments on the 2013 Term Loan Facility.
In May 2017, TSI LLC loaned $5.0 million to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50,000 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35.0 million to TSI Holdings, Inc. As of December 31, 2018, TSI Group had a cash balance of approximately $2.0 million.
As of December 31, 2018, TSI LLC had outstanding letters of credit of $2.2 million and a total leverage ratio that was below 4.00:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2018 was $12.8 million, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-

compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had approximately $36.0 million of excess cash flow and expects to pay approximately $18.0 million in principal payments in April 2019 and such amount is included in Current portion of long-term debt on the Company’s accompanying consolidated balance sheet as of December 31, 2018.
As of December 31, 2018, the 2013 Term Loan Facility has a gross principal balance of $197.8 million and a balance of $195.3 million net of unamortized debt discount of $1.9 million and unamortized debt issuance costs of $634,000. As of December 31, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Financial Instruments
We are exposed to market risks relating to fluctuations in interest rates. In order to minimize the possible negative impact of such fluctuations on our cash flows, we entered into derivative financial instruments, such as interest-rate swaps. Derivatives were not entered into for trading purposes and we only used commonly traded instruments. We used derivatives solely relating to the variability of cash flows from interest rate fluctuations.
We originally entered into an interest rate swap arrangement on July 13, 2011 in connection with our previous credit facility. In connection with entering into the 2013 Senior Credit Facility, we amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and matured on May 15, 2018. The swap effectively converted $160,000 of the outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which had a floor of 1%. As permitted by ASC 815, Derivatives and Hedging, we designated this swap as a cash flow hedge, the effects of which were reflected in our consolidated financial statements as of December 31, 2017 and for the years ended December 31, 2018 and 2017. The objective of this hedge was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When our derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps were designated as cash flow hedges for accounting purposes since they were being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). We performed a quarterly assessment of the hedge effectiveness of the hedge relationship and measured and recognized any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2018 (through May 15, 2018, the maturity date) and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
The counterparty to our interest rate swap is a major banking institution with a credit rating of investment grade or better and no collateral is required, and there are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Consolidated Debt
As of December 31, 2018, our total principal amount of debt outstanding under our 2013 Term Loan Facility was $197.8 million, all of which is due by November 15, 2020. This substantial amount of debt could have significant consequences, including:

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
Fixed assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the Financial Accounting Standards Board (“FASB”) guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized.
In the years ended December 31, 2018 and 2017, the Company tested underperforming clubs and recorded impairment charges of $2.1 million and $6.5 million, respectively, on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods.
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs since the third quarter of 2017 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 6 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of December 31, 2018, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions each have goodwill balances.
The Company historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurred. In 2018, the Company established August 1 to be the annual testing date for all of the Company’s reporting units that have a goodwill balance.
As of February 28, 2018, the Company performed a goodwill impairment test on the Switzerland region in line with the historical policy. As of August 1, 2018, the Company performed a goodwill impairment test on the New York, Boston, California and Switzerland regions, within 12 months of the related acquisitions. For the Florida and Puerto Rico regions, the acquired goodwill was related to the acquisitions of clubs after the annual testing date. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for all reporting units will be August 1, 2019.
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
Based on the weight of the evidence at December 31, 2014, we were projected to be in a cumulative loss position during the three year period ending in December 31, 2015, which was considered to be a significant piece of negative evidence. Further we determined that there would be projected losses in the near term due to continued competitive pressure. Based on these factors, and most notably the projected three year cumulative loss, in the fourth quarter of 2014, we recorded a $60.4 million non-cash charge to income tax expense to establish a full valuation allowance against our U.S. net deferred tax assets.

As of December 31, 2018, we continue to maintain a full valuation allowance of $39.8 million against outstanding net deferred tax assets as the company continues to have a three year cumulative loss position excluding one-time extraordinary income and expense items.
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
Off-Balance Sheet Arrangements
None.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
None.
Item 8.    Financial Statements and Supplementary Data
Our Financial Statements appear following the signature page hereto, are incorporated herein by reference and are listed in the index appearing under Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2018, we maintained effective internal control over financial reporting.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded five entities from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded these five entities from our audit of internal control over financial reporting. These entities, each of which is a consolidated subsidiary, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 0.8% and 2.5% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2018. The most significant of these entities, representing 1.1%, 0.4% and 0.4% of consolidated total revenues and 0.2%, 0.4%, and 0.0% of consolidated total assets were Westboro Tennis & Swim Club, Palm Beach Sports Clubs, and Christi’s Fitness, respectively.
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
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their attestation report included following the signature page hereto, included in Item 15.
Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2018 (the “Proxy Statement”): “Matters to be Considered at Annual Meeting — Proposal One — Election of Directors,” “Corporate Governance and Board Matters — Corporate Governance Documents,” “Corporate Governance and Board Matters — Committee Membership — Audit Committee,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Deadline for Receipt of Stockholder Proposals.”
The following are the members of our Board of Directors and our Executive Officers:

Board of Directors:
Patrick Walsh	Chairman and Chief Executive Officer, Town Sports International Holdings, Inc. and Chief Executive Officer, PW Partners Atlas Funds, LLC
Martin Annese	Principal, MJA Consulting, LLC
Marcus B. Dunlop	Managing Partner, HG Vora Capital Management, LLC
Jason M. Fish	Private Investor, Vice Chair of Congressional Bancshares, INC
Thomas J. Galligan III	Former Executive Chairman, Papa Gino’s Holdings Corp.
Mandy Lam	General Counsel, HG Vora Capital Management, LLC
L. Spencer Wells	Partner, Drivetrain Advisors, LLC

Executive Officers:
Patrick Walsh	Chief Executive Officer
Carolyn Spatafora	Chief Financial Officer
Stuart Steinberg	General Counsel
Nitin Ajmera	Senior Vice President — Shared Services and Controller
Item 11.     Executive Compensation
The information with respect to executive compensation is incorporated herein by reference to the following section of the Proxy Statement: “Executive Compensation.”
The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2018 Fiscal Year.”
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ PATRICK WALSH

Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ PATRICK WALSH	Chairman and Chief Executive Officer	February 28, 2019
	Patrick Walsh	(principal executive officer)

By:	/s/ CAROLYN SPATAFORA	Chief Financial Officer	February 28, 2019
	Carolyn Spatafora	(principal financial and accounting officer)

By:	/s/ MARTIN ANNESE	Director	February 28, 2019
Martin Annese

By:	/s/ MARCUS B. DUNLOP	Director	February 28, 2019
Marcus B. Dunlop

By:	/s/ JASON M. FISH	Director	February 28, 2019
Jason M. Fish

By:	/s/ THOMAS J. GALLIGAN III	Director	February 28, 2019
Thomas J. Galligan III

By:	/s/ MANDY LAM	Director	February 28, 2019
Mandy Lam

By:	/s/ L. SPENCER WELLS	Director	February 28, 2019
L. Spencer Wells

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded five entities from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded these five entities from our audit of internal control over financial reporting. These entities, each of which is a consolidated subsidiary, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 0.8% and 2.5% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2018. The most significant of these entities, representing 1.1%, 0.4% and 0.4% of consolidated total revenues and 0.2%, 0.4%, and 0.0% of consolidated total assets were Westboro Tennis & Swim Club, Palm Beach Sports Clubs, and Christi’s Fitness, respectively.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2019

We have served as the Company’s auditor since at least 1996. We have not been able to determine the specific year we began serving as auditor of the Company.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(All figures in thousands except share and per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,088	$30,321
Accounts receivable, net	3,050	2,216
Prepaid corporate income taxes	746	13,563
Prepaid rent expense	63	9,153
Prepaid expenses and other current assets	9,984	12,894
Total current assets	61,931	68,147
Fixed assets, net	157,677	151,498
Goodwill	21,877	6,217
Intangible assets, net	9,439	5,134
Deferred membership costs	1,803	959
Other assets	8,727	4,716
Total assets	$261,454	$236,671
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$21,080	$2,242
Current portion of mortgage and term loan	314	—
Accounts payable	3,672	2,247
Accrued expenses	32,547	24,669
Accrued interest	34	118
Deferred revenue	37,459	33,473
Total current liabilities	95,106	62,749
Long-term debt	178,002	193,947
Long-term mortgage and term loan	5,113	—
Deferred lease liabilities	44,374	47,356
Deferred tax liabilities	—	93
Deferred revenue	258	351
Other liabilities	11,298	10,132
Total liabilities	334,151	314,628
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both December 31, 2018 and December 31, 2017
Common stock, $0.001 par value; issued and outstanding 27,192,154 and 27,149,135 shares at December 31, 2018 and 2017, respectively	25	25
Additional paid-in capital	(1,644)	(4,290)
Accumulated other comprehensive income	1,841	1,201
Accumulated deficit	(73,212)	(74,893)
Total Town Sports International Holdings, Inc. and subsidiaries stockholders’ deficit	(72,990)	(77,957)
Non-controlling interests	293	—
Total stockholders’ deficit	(72,697)	(77,957)
Total liabilities and stockholders’ deficit	$261,454	$236,671
See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018 and 2017
(All figures in thousands except share and per share data)

	2018	2017
Revenues:
Club operations	$437,357	$397,166
Fees and other	5,737	5,876
	443,094	403,042
Operating Expenses:
Payroll and related	168,315	145,612
Club operating	197,689	180,467
General and administrative	25,047	22,680
Depreciation and amortization	37,442	40,849
Impairment of fixed assets	2,082	6,497
	430,575	396,105
Operating income	12,519	6,937
Interest expense	13,478	12,665
Interest income	(133)	(78)
Equity in the earnings of investees and rental income	(344)	(333)
Loss before benefit for corporate income taxes	(482)	(5,317)
Benefit for corporate income taxes	(357)	(9,686)
Net (loss) income including non-controlling interests	(125)	4,369
Less: net loss attributable to non-controlling interests	(202)	—
Net income attributable to Town Sports International Holdings, Inc. and subsidiaries	$77	$4,369
Earnings per share:
Basic	$—	$0.17
Diluted	$—	$0.17
Weighted average number of shares used in calculating earnings per share:
Basic	25,858,494	25,229,614
Diluted	26,252,137	25,948,870

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2018 and 2017
(All figures in thousands)

	2018	2017
Net (loss) income including non-controlling interests	$(125)	$4,369
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for the years ended in December 31, 2018 and 2017	530	42
Interest rate swap, net of tax of $0 for the years ended in December 31, 2018 and 2017	110	1,327
Total other comprehensive income, net of tax	640	1,369
Total comprehensive income including non-controlling interests	515	5,738
Less: comprehensive loss attributable to non-controlling interests	(202)	—
Total comprehensive income attributable to Town Sports International Holdings, Inc. and subsidiaries	$717	$5,738

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2018 and 2017
(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2016	26,560,547	24	(6,261)	(168)	(79,265)	(85,670)	—	(85,670)
Stock option exercises	44,114	1	110	—	—	111	—	111
Common stock grants	108,940	—	368	—	—	368	—	368
Restricted stock grants	506,200	—	—	—	—	—	—	—
Forfeiture of restricted stock	(70,666)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,493	—	—	1,493	—	1,493
Dividend forfeitures	—	—	—	—	3	3	—	3
Net income	—	—	—	—	4,369	4,369	—	4,369
Derivative financial instruments	—	—	—	1,327	—	1,327	—	1,327
Foreign currency translation adjustment	—	—	—	42	—	42	—	42
Balance at December 31, 2017	27,149,135	25	(4,290)	1,201	(74,893)	(77,957)	—	(77,957)
Stock option exercises	13,110	—	30	—	—	30	—	30
Common stock grants	52,460	—	320	—	—	320	—	320
Restricted stock grants	13,115	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	8,643	—	—	—	—	—	—	—
Forfeiture of restricted stock	(44,309)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,296	—	—	2,296	—	2,296
Net income (loss)	—	—	—	—	77	77	(202)	(125)
Other increases from non-controlling interests	—	—	—	—	—	—	495	495
Cumulative effect of change in accounting principle	—	—	—	—	1,604	1,604	—	1,604
Derivative financial instruments	—	—	—	110	—	110	—	110
Foreign currency translation adjustment	—	—	—	530	—	530	—	530
Balance at December 31, 2018	27,192,154	$25	$(1,644)	$1,841	$(73,212)	$(72,990)	$293	$(72,697)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017
(All figures in thousands)

	2018	2017
Cash flows from operating activities:
Net (loss) income including non-controlling interests	$(125)	$4,369
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	37,442	40,849
Impairment of fixed assets	2,082	6,497
Amortization of debt discount	976	939
Amortization of debt issuance costs	580	601
Noncash rental income, net of non-cash rental expense	(3,324)	(4,250)
Share-based compensation expense	2,616	1,861
Net change in deferred taxes	(166)	32
Net change in certain operating assets and liabilities	25,626	(24,450)
(Increase) decrease in deferred membership costs	(844)	133
Landlord contributions to tenant improvements	800	2,115
(Decrease) increase in insurance reserves	(61)	552
Other	(1,508)	(1,049)
Total adjustments	64,219	23,830
Net cash provided by operating activities	64,094	28,199
Cash flows from investing activities:
Capital expenditures	(11,887)	(10,206)
Acquisition of businesses	(31,277)	(15,375)
Acquisition of assets	(3,989)	(12,600)
Deposit paid in connection with acquisitions	—	(2,800)
Other	135	(550)
Net cash used in investing activities	(47,018)	(41,531)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(2,083)	(2,082)
Principal payments on capital lease obligations	(583)	—
Proceeds from mortgage and term loan	5,530	—
Principal payments on mortgage and term loan	(103)	—
Debt issuance costs	(186)	—
Cash dividends paid	(2)	(9)
Proceeds from stock option exercises	30	111
Net cash provided by (used in) financing activities	2,603	(1,980)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	37
Net increase (decrease) in cash, cash equivalents and restricted cash	19,740	(15,275)
Cash, cash equivalents and restricted cash beginning of period	30,321	45,596
Cash, cash equivalents and restricted cash end of period	$50,061	$30,321
Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(834)	$(984)
Increase in inventory	—	238
Decrease (increase) in prepaid expenses and other current assets	8,851	(9,180)
Increase in accounts payable, accrued expenses and accrued interest	7,330	143
Change in prepaid corporate income taxes and corporate income taxes payable	12,898	(12,010)
Decrease in deferred revenue	(2,619)	(2,657)
Net change in certain working capital components	$25,626	$(24,450)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017
(In thousands except share and per share data)
1.    Basis of Presentation
Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”) is a diversified holding company that owns subsidiaries engaged in a number of business and investment activities.  References to “TSI LLC” refer to Town Sports International, LLC, and references to “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company.
As of December 31, 2018, the Company operated 185 fitness clubs (“clubs”) under various brand names, primarily located in the United States of America.
The Company continues to experience revenue pressure as the fitness industry continues to be highly competitive in the areas in which the Company operates. The Company continues to strategize on improving its financial results and focuses on increasing membership in existing clubs to increase revenue. The Company may consider additional actions within its control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructurings and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
Certain reclassifications were made to the reported amounts in the consolidated balance sheet as of December 31, 2017 to conform to the presentation as of December 31, 2018.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of TSI Holdings and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Operating Segment
The Company’s operations are conducted mainly through its clubs and continue to be aggregated into one reportable segment. Each of the clubs has similar economic characteristics, services, product offerings and revenues are derived primarily from services to the Company’s members. The Company’s chief operating decision maker is the Chief Executive Officer.
The operating segment is the level at which the chief operating decision maker manages the business and reviews operating performance in order to make business decisions and allocate resources. Due to its recent acquisition activity, the Company re-evaluated its operating segments in the fourth quarter of 2018 and determined the business is managed and operating performance is reviewed on a consolidated company level and therefore has one operating segment.
Advertising and Marketing Costs
Advertising and marketing costs are charged to operations during the period in which they are incurred. Total advertising costs incurred by the Company for the years ended December 31, 2018 and 2017 totaled $2,842 and $2,827, respectively, and are included in Club operating expenses in the accompanying statements of operations for each respective year.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. Cash related to this wholly-owned subsidiary of $278 and $276 is included in cash and cash equivalents at December 31, 2018 and 2017,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Company also holds long-term restricted cash associated with certain letters of credit to secure lease related obligations. Restricted cash of $1,973 was included in Other assets in the Company’s accompanying consolidated balance sheet at December 31, 2018. There was no restricted cash at December 31, 2017.
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
The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. Also, the Company has operating and capital leases for certain fitness equipments. In addition to base rent, the facility leases generally provide for additional rent to cover common area maintenance charges incurred and to pass along increases in real estate taxes. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis.
Upon entering into certain leases, the Company receives construction allowances from the landlord. These construction allowances are recorded as deferred lease liability credits on the balance sheet when the requirements for these allowances are met as stated in the respective lease and are amortized as a reduction of rent expense over the term of the lease. Amortization of deferred construction allowances were $2,729 and $2,884 as of December 31, 2018 and 2017, respectively.
Certain leases provide for contingent rent based upon defined formulas of revenue, cash flows or operating results for the respective facilities. These contingent rent payments typically call for additional rent payments calculated as a percentage of the respective club’s revenue or a percentage of revenue in excess of defined break-points during a specified year. The Company records contingent rent expense over the related contingent rental period at the time the respective contingent targets are probable of being met. Contingent rent expense was $370 and $131 for the years ended December 31, 2018 and 2017, respectively, and is included in Club operating expenses in the accompanying consolidated statements of operations for each respective year.
Lease termination gains and losses are recognized at fair value based on the expected settlement amount with the landlord when the Company terminates the contract before the lease termination date. In closing a club, the Company discontinues operating 30 days prior to giving back the space to the landlord, and uses this time to remove equipment and clean the premises. Accordingly, lease termination gains and losses related to certain club closures also include one month additional rent to the landlord. In the year ended December 31, 2017, the Company recorded $201 of lease termination losses, which was included in Club operating expenses in the accompanying consolidated statements of operations. There were no lease termination losses in the year ended December 31, 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts due from the Company’s membership base and was $7,628 and $6,453 at December 31, 2018 and 2017, respectively, before the allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a customer’s ability to pay.
Following are the changes in the allowance for doubtful accounts for the years December 31, 2018 and 2017:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2018	$4,237	$11,883	$(11,542)	$4,578
December 31, 2017	$2,912	$9,712	$(8,387)	$4,237
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
Intangible Assets and Debt Issuance Costs
Intangible assets are stated at cost and amortized by the straight-line method over their respective estimated lives. Intangible assets currently consist of membership lists, favorable lease commitments, management contracts, trade names and non-compete agreements. Membership lists are amortized over the estimated average membership life, currently 26 months, favorable lease commitments are amortized over the remaining life of the lease, trade names are amortized over their estimated useful lives of between five and 15 years, management contracts were amortized over their contractual lives of between nine and 11 years, and non-compete agreements are amortized over the agreement life.
Debt issuance costs for the 2013 Revolving Loan Facility are classified within Other assets and are being amortized as additional interest expense to August 2020, the remaining life of the underlying debt, using the interest method. Amortization expense for debt issuance costs related to the 2013 Revolving Loan Facility was $236 and $254 for the years ended December 31, 2018 and 2017, respectively.
Debt issuance costs for the 2013 Term Loan Facility are classified within Long-term debt and are being amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization expense for debt issuance costs related to the 2013 Term Loan Facility was $343 and $347 for the years ended December 31, 2018 and 2017, respectively.
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
The Company’s annual goodwill impairment tests were performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
The Company historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurred. In 2018, the Company established August 1 to be the annual testing date for all of the Company’s reporting units that have a goodwill balance.
As of February 28, 2018, the Company performed a goodwill impairment test on the Switzerland region in line with the historical policy. As of August 1, 2018, the Company performed a goodwill impairment test on the New York, Boston, California and Switzerland regions, within 12 months of the related acquisitions. For the Florida and Puerto Rico regions, the acquired goodwill was related to the acquisitions of clubs after the annual testing date. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for all reporting units will be August 1, 2019.
Insurance
The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims, which are included in general and administrative expenses in the accompanying statements of operations. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $415 for both December 31, 2018 and 2017, respectively.
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
The most significant assumptions and estimates relate to the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, valuation of business combinations, valuation of deferred income taxes and insurance reserves and the underlying forecasts for these assumptions and estimates.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2018, the Company maintained a full valuation allowance of $39,762 against outstanding net deferred tax assets as the company had a three year cumulative loss position excluding one-time extraordinary income and expense items.
The guidance related to accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$48,088	$30,321
Restricted cash included in other assets(a)	1,973	—
Total cash, cash equivalents and restricted cash	$50,061	$30,321
Cash paid:
Interest paid (net of amounts capitalized)	$12,125	$11,165
Income tax paid	$512	$3,891
Cash received:
Income tax refund	$13,619	$1,600
Noncash investing and financing activities:
Acquisition of fixed assets included in accounts payable and accrued expenses	$2,566	$455

(a)	Restricted cash associated with certain letters of credit to secure lease related obligations.
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
Through May 15, 2018, the Company used a derivative financial instrument to limit exposure to changes in interest rates on the Company’s existing term loan facility. Derivative financial instruments are recorded at fair value on the balance sheet and changes in the fair value are either recognized in accumulated other comprehensive income (a component of stockholders’ equity) or net income depending on the nature of the underlying exposure, whether the hedge is formally designated as a hedge, and if designated, the extent to which the hedge is effective. The Company’s derivative financial instrument was designated as a cash flow hedge. See Note 10 - Derivative Financial Instruments for more information on the Company’s risk management program and derivatives.
At December 31, 2018, the Company owned three clubs in Switzerland, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ deficit and the consolidated statements of comprehensive income

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss). The effect of foreign exchange translation adjustments was $530 (net of tax of $0) and $42 (net of tax of $0) for the years ended December 31, 2018 and 2017, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and the interest rate swap. Although the Company deposits its cash with more than one financial institution, as of December 31, 2018, $24,590 of the cash balance of $48,088 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS calculated using the treasury stock method and is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock for the diluted shared based awards.
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	For The Year Ended December 31,
	2018	2017
Net (loss) income including non-controlling interests	$(125)	$4,369
Weighted average number of common share outstanding — basic	25,858,494	25,229,614
Effect of dilutive share-based awards	393,643	719,256
Weighted average number of common shares outstanding — diluted	26,252,137	25,948,870
Earnings per share:
Basic	$—	$0.17
Diluted	$—	$0.17
For the year ended December 31, 2018, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.
For the year ended December 31, 2017, the Company did not include options to purchase 28,681 shares of the Company’s common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.
In the year ended December 31, 2018, the Company determined that it had incorrectly computed the number of weighted average common shares used in basic earnings per share in previously issued financial statements. This resulted in misstatements of basic EPS for the annual period of 2017. This item also resulted in corresponding misstatements in diluted EPS in the respective period. These errors had no impact to the Company’s revenues, operating income (loss), or net income (loss), and had no impact to the Company’s consolidated balance sheets, consolidated statements of cash flows, consolidated statements of comprehensive income (loss), or consolidated statements of stockholders’ deficit.
The Company assessed the materiality of these errors on the previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to the previously issued consolidated financial statements. The Company appropriately reflected the weighted average common shares calculations in the accompanying consolidated statements of operations for the year ended December 31, 2018 and revised the comparative presentation of the financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of the revision had the following impacts for the interim and annual periods of 2017:

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
Stock-Based Compensation

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. The fair value of stock options and the fair value of the purchase rights granted under the Employee Stock Purchase Plan are determined using the Black-Scholes option-pricing model. Refer to Note 13 - Stockholders’ (Deficit) Equity for further detail about the Employee Stock Purchase Plan. The assumptions in the Black-Scholes model include risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the date of the grant.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The updated standard expands the range of transactions that qualify for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase the transparency as to the scope and results of hedging programs. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance will not have an impact on the Company’s financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the updated guidance for the fiscal year beginning January 1, 2018. Restricted cash of $1,973 is combined with the cash and cash equivalents balance in the Consolidated Statement of Cash Flows as of December 31, 2018. There was no restricted cash as of or in the year ended December 31, 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months, using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” which updates narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU No. 2018-20, “Narrow-Scope Improvements for Lessors” which updates amendments related to sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components.
In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this transition method on January 1, 2019. The Company also elected certain available practical

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expedients on adoption. In preparation for adoption of the standard, the Company implemented an enterprise-wide lease management system to assist in the accounting and internal controls to ensure they meet the standard reporting and disclosure requirements. As of December 31, 2018, operating leases are off-balance sheet, however Topic ASC 842 reflects operating leases with terms greater than one year on the balance sheet as both a right-of-use asset and a liability for the obligation to make lease payments, similar to the accounting for capital leases under current guidance. The amounts to be recorded on the balance sheet are based upon the present value of future lease payments, which are based upon discount rates which will be determined using a third party valuation. The Company is in the process of finalizing the calculations of the assets and liabilities to be recorded on the balance sheet at January 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). On January 1, 2018, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606 and all the related amendments (the “new revenue standard”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 14 - Revenue for further detail.
4.    Fixed Assets
Fixed assets as of December 31, 2018 and 2017 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2018	2017
Leasehold improvements	$494,418	$489,738
Fitness equipment(a)	109,545	103,998
Furniture, fixtures and computer equipment	58,188	56,203
Computer software	19,778	19,048
Construction in progress	2,685	1,237
Building and improvements	16,010	9,575
Land	4,778	2,675
	705,402	682,474
Less: Accumulated depreciation and amortization	(547,725)	(530,976)
	$157,677	$151,498
(a) Included $4,850 and $505 of fitness equipment in our clubs under capital lease for the years ending December 31, 2018 and 2017, respectively.
Depreciation and leasehold amortization expense for the years ended December 31, 2018 and 2017, was $35,115 and $40,299, respectively.
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
In the years ended December 31, 2018 and 2017, the Company tested underperforming clubs and recorded impairment charges of $2,082 and $6,497, respectively, on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods.
The fair value of long-lived assets is determined using the level 3 valuation technique established by the FASB. Level 3 valuation is based upon unobservable inputs that are significant to the fair value measurement.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Goodwill and Intangible Assets
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs since the third quarter of 2017 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 6 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of December 31, 2018, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions each have goodwill balances.
The Company historically performed its goodwill impairment test annually as of the last day of February and in the interim if a triggering event occurred. In 2018, the Company established August 1 to be the annual testing date for all of the Company’s reporting units that have a goodwill balance.
As of February 28, 2018, the Company performed a goodwill impairment test on the Switzerland region in line with the historical policy. As of August 1, 2018, the Company performed a goodwill impairment test on the New York, Boston, California and Switzerland regions, within 12 months of the related acquisitions. For the Florida and Puerto Rico regions, the acquired goodwill was related to the acquisitions of clubs after the annual testing date. As such, these intangible assets were recorded at fair value at the time of acquisitions. The next goodwill impairment test for all reporting units will be August 1, 2019.
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
The changes in the carrying amount of goodwill in the year ended December 31, 2018 are detailed in the charts below.

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Outlier Clubs	Total
Goodwill	$36,707	$15,775	$—	$—	$—	$1,175	$3,982	$57,639
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(116)	—	(116)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(3,982)	(51,306)
Balance as of December 31, 2017	5,158	—	—	—	—	1,059	—	6,217
Acquired goodwill	1,669	7,573	1,584	2,467	2,380	—	—	15,673
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(13)	—	(13)
Balance as of December 31, 2018	$6,827	$7,573	$1,584	$2,467	$2,380	$1,046	$—	$21,877
Amortization expense of intangible assets for the years ended December 31, 2018 and 2017 was $2,327 and $550, respectively. Intangible assets were acquired in connection with club acquisitions in the years ended December 31, 2018 and 2017. Intangible assets are as follows:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$7,042	$(4,224)	$2,818	$12,744	$(11,577)	$1,167
Favorable lease commitments	2,390	(553)	1,837	2,350	(136)	2,214
Trade names	3,050	(295)	2,755	900	(47)	853
Non-compete agreement	2,337	(308)	2,029	900	—	900
	$14,819	$(5,380)	$9,439	$16,894	$(11,760)	$5,134

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortization expense for the next five years and thereafter of the acquired intangible assets is as follows:

Year Ending December 31,
2019	$3,224
2020	2,056
2021	1,200
2022	1,017
2023	530
2024 and thereafter	1,412
$9,439
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
The Company incurred acquisition-related costs of $3,114 and $468 in the years ended December 31, 2018 and 2017, respectively. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.
Acquisition in the Boston Metropolitan Region
In December 2018, the Company acquired four existing clubs in the Boston metropolitan region for a purchase price of $12,500 and a net cash purchase price of $12,267 and was accounted for as a business combination. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

December 2018
Allocation of purchase price:
Fixed assets	$3,680
Goodwill	6,498
Definite lived intangible assets:
Membership list	1,435
Trade name	248
Non-compete agreement	717
Deferred revenue	(311)
Total allocation of purchase price	$12,267
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the membership lists over the estimated average membership life, the trade name over three years and the non-compete agreement over the contract life of five years.
In the year ended December 31, 2018, the Company recorded revenue of $902 associated with these clubs. Net results were not material to the Company’s accompanying consolidated statement of operations.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of LIV Fitness
In September 2018, the Company acquired LIV Fitness for a purchase price of $5,000 and net cash purchase price of $4,930. The acquisition added two clubs in Puerto Rico to the Company’s portfolio. These clubs continue to operate under the LIV Fitness trade name. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

September 2018
Allocation of purchase price:
Fixed assets	$2,134
Goodwill	2,380
Definite lived intangible assets:
Membership list	480
Trade name	340
Non-compete agreement	320
Unfavorable lease commitment	(400)
Deferred revenue	(324)
Total allocation of purchase price	$4,930
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the membership lists being amortized over the estimated average membership life, the trade name over 13 years, the non-compete agreement over the contract life of five years, and the unfavorable lease commitment through March 31, 2023, the remaining life of the lease.
In the year ended December 31, 2018, the Company recorded revenue of $1,516 and net income of $46 related to LIV Fitness. Such amounts are included in the respective accompanying consolidated statements of operations.
Acquisition in the New York Metropolitan Region
In September 2018, the Company acquired 60% of two existing clubs in the New York metropolitan region, with the seller retaining the other 40%. As a result, these two clubs became majority owned subsidiaries of the Company. This acquisition added two clubs to the Company’s portfolio in the New York Metropolitan region and operates under the New York Sports Clubs brand. The following table summarizes an estimated allocation of the purchase price of the assets and liabilities acquired.

September 2018
(as adjusted)
Allocation of purchase price:
Fixed assets	$703
Goodwill	237
Capital lease liabilities	(76)
Other assets and liabilities assumed, net	(111)
Deferred revenue	(476)
Total allocation of purchase price	$277
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety.
In the year ended December 31, 2018, the Company recorded revenue of $596 and net loss attributable to Town Sports International Holdings, Inc. and subsidiaries of $571 related to these two clubs. Such amounts are included in the respective accompanying consolidated statements of operations.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Palm Beach Sports Clubs
In August 2018, the Company acquired 85% of three clubs in Florida, with the seller retaining the other 15%, for a purchase price of $7,307 and a net cash purchase price of $6,697 and branded them “Palm Beach Sports Clubs”. A net amount of $610 is owed to the seller over the next four years. As a result, Palm Beach Sports Clubs became a majority owned subsidiary of the Company. The acquisition added three clubs to the Company’s portfolio in the Florida region and was accounted for as a business combination. The acquisition also included the purchase of a building in which one of the three clubs operates. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

August 2018
(as adjusted)
Allocation of purchase price:
Fixed assets	$5,646
Goodwill	2,467
Definite lived intangible assets:
Membership list	288
Amount due to seller, net	(610)
Deferred revenue	(599)
Non-controlling interest	(495)
Total allocation of purchase price	$6,697
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are amortized over their estimated useful lives with the membership lists being amortized over the estimated average membership life.
In the year ended December 31, 2018, the Company recorded revenue of $1,571 and net loss attributable to Town Sports International Holdings, Inc. and subsidiaries of $40 related to Palm Beach Sports Clubs. Such amounts are included in the respective accompanying consolidated statements of operations.
Acquisition of Total Woman Gym and Spa Business
In April 2018, the Company acquired substantially all of the assets of the Total Woman Gym and Spa business for a purchase price of $8,000 and a net cash purchase price of $7,265. The acquisition added 12 clubs to the Company’s portfolio in California and was accounted for as a business combination. These 12 clubs continue to operate under the Total Woman Gym and Spa trade name. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

April 2018
(as adjusted)
Allocation of purchase price:
Fixed assets	$8,064
Goodwill	1,584
Definite lived intangible assets:
Favorable lease commitment	440
Trade name	1,562
Working capital, net	161
Deferred revenue	(4,546)
Total allocation of purchase price	$7,265

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives of 15 years for the trade name, and through June 30, 2026, the remaining life of the related lease, for the favorable lease commitment.
In the year ended December 31, 2018, the Company recorded revenue of $16,220 and a net loss of $988 related to Total Woman Gym and Spa. Such amounts are included in the respective accompanying consolidated statements of operations.
Acquisition in the Boston Metropolitan Region
In January 2018, the Company acquired an existing club in the Boston metropolitan region for a purchase price of $2,750 and a net cash purchase price of $2,866 and was accounted for as a business combination. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

January 2018
(as adjusted)
Allocation of purchase price:
Fixed assets	$982
Goodwill	1,075
Definite lived intangible assets:
Membership list	600
Non-compete agreement	400
Working capital assets	130
Deferred revenue	(321)
Total allocation of purchase price	$2,866
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the membership list over the estimated average membership life and the non-compete agreement over the contract life of five years.
In the year ended December 31, 2018, the Company recorded revenue of $4,844 and a net loss of $104 related to this club. Such amounts are included in the respective accompanying consolidated statements of operations.
Acquisition of TMPL
In December 2017, the Company acquired TMPL Gym, an existing club in the New York metropolitan region, for a cash purchase of $6,500 and a net cash purchase price of $5,925. TMPL is a luxury gym that features a wide variety of fitness programs and group exercises. The club continues to operate under the TMPL trade name and was accounted for as a business combination.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received additional information in the year ended December 31, 2018 and adjusted the purchase price allocation. In the year ended December 31, 2018, the Company recorded measurement period adjustments of $1,011 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

December 2017
(as adjusted)
Allocation of purchase price:
Fixed assets	$5,195
Goodwill	1,376
Definite lived intangible assets:
Non-compete agreement	900
Trade name	200
Deferred revenue	(1,511)
Capital lease liability	(160)
Other liabilities	(75)
Total allocation of purchase price	$5,925
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives of 15 years for the trade name and the contract life of 5 years for the non-compete agreement.
In the year ended December 31, 2018, the Company recorded revenue of $5,432 and net loss of $1,166 related to TMPL. Such amounts are included in the respective accompanying consolidated statements of operations. In the year ended December 31, 2017, the revenue and net results related to this acquisition were immaterial to the Company’s accompanying consolidated statement of operations. TMPL was launched as a new brand in 2016 focusing on the intersection of metabolic science, exercise and nutrition, and as expected, it will take time to mature given the age of the club.
Acquisition of Lucille Roberts Health Club Business
In September 2017, the Company acquired Lucille Roberts for a purchase price of $9,500 and a net cash purchase price of $9,450. The acquisition added 16 clubs to the Company’s portfolio in the New York metropolitan region and was accounted for as a business combination. These 16 clubs continue to operate under the Lucille Roberts trade name.
The Company received additional information in the year ended December 31, 2018 and adjusted the purchase price allocation. In the year ended December 31, 2018, the Company recorded measurement period adjustments of $421 to both goodwill and deferred revenue. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

September 2017
(as adjusted)
Allocation of purchase price:
Fixed assets	1,024
Goodwill	5,214
Definite lived intangible assets:
Membership lists	1,400
Trade names	700
Favorable lease commitment	2,350
Deferred revenue	(1,238)
Total allocation of purchase price	$9,450
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over their estimated useful lives with the membership lists amortized over the estimated average membership life, the trade name over five years, and the favorable lease commitment through June 30, 2023.
In the year ended December 31, 2018, the Company recorded revenue of $16,413 and net income of $3,484 related to the Lucille Roberts clubs. From the acquisition on in September 2017 through December 2017, the Lucille Roberts clubs generated revenue of $3,937 and net loss of $778. Such amounts are included in the respective accompanying consolidated statements of operations.
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

	Year Ended December 31,
	2018	2017
Revenue	$473,802	$481,027
Net income	$1,587	$4,183

Income per share:
Basic	$0.06	$0.16
Diluted	$0.06	$0.16
Acquisition of Assets
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
7.    Accrued Expenses
Accrued expenses as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Accrued payroll and related	$9,163	$5,888
Accrued occupancy costs	11,020	10,009
Accrued insurance claims	2,321	2,282
Accrued operating expenses	1,994	1,347
Accrued general and administrative	3,302	2,504
Accrued other	4,747	2,639
	$32,547	$24,669

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Long-Term Debt
Long-term debt as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
2013 Term Loan Facility	$197,835	$199,918
Capital lease liabilities	3,817	160
Less: Unamortized discount	(1,936)	(2,912)
Less: Deferred financing costs	(634)	(977)
Less: Current portion due within one year	(21,080)	(2,242)
Long-term portion	$178,002	$193,947

The aggregate long-term debt obligations maturing in the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2019	$21,080
2020	178,675
2021	1,060
2022	673
2023	164
2024 and thereafter	—
$201,652

The table above does not reflect potential commitments in connection with our outstanding letters of credit under the 2013 Revolving Loan Facility (defined below) which matures on August 14, 2020.
2013 Senior Credit Facility
On November 15, 2013, TSI LLC, an indirect, wholly-owned subsidiary, entered into a $370,000 senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325,000 term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $15,000 revolving loan facility maturing on August 14, 2020 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323,375 were issued, net of an original issue discount of 0.5%, or $1,625. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI LLC.
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “ First Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the First Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
On November 8, 2018, the 2013 Senior Credit Facility was amended (the “ Second Amendment”), which modified the revolving loan facility amount to $15,000 from $45,000, and extended the maturity date from November 15, 2018 to August 14, 2020. In addition, the Second Amendment restated that the Company is not able to utilize more than 20% or $3,000 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.00:1.00 (calculated on a proforma basis to give effect to any borrowing). Previously, the Company was not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeded 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing).

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2018, TSI LLC had made a total of $26,184 in principal payments on the 2013 Term Loan Facility.
In May 2017, TSI LLC loaned $5,000 to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35,000 to TSI Holdings, Inc. As of December 31, 2018, TSI Group had a cash balance of approximately $1,968.
As of December 31, 2018, TSI LLC had outstanding letters of credit of $2,238 and a total leverage ratio that was below 4.00:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2018 was $12,762, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had approximately $36,000 of excess cash flow and expects to pay approximately $18,000 in principal payments in April 2019 and such amount is included in Current portion of long-term debt on the Company’s accompanying consolidated balance sheet as of December 31, 2018.
As of December 31, 2018, the 2013 Term Loan Facility has a gross principal balance of $197,835 and a balance of $195,265 net of unamortized debt discount of $1,936 and unamortized debt issuance costs of $634. As of December 31, 2018, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying consolidated balance sheet and are being amortized as interest expense using the effective interest method.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $183,987 or 93% at December 31, 2018 and $188,173 or 94% at December 31, 2017, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
For the fair market value of the Company’s interest rate swap instrument in 2017, refer to Note 10 - Derivative Financial Instruments.
9.    Mortgage and Term Loan

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
On April 24, 2018, Dixie Highway Realty, LLC, a subsidiary of TSI Group, entered into promissory notes for $1,880 (the “Mortgage Note”) and $500 (the “Term Note”) with the Lender. The Mortgage Note bears interest at a fixed rate of 5.46% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period.  The first payment was due and paid on May 24, 2018. The entire principal balance of the Mortgage Note is due and payable in full on its maturity date of April 24, 2028.  The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 in the form of an operating account.
The carrying amount of the mortgage notes and Term Note approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
10.    Derivative Financial Instruments
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
The Company originally entered into an interest rate swap arrangement on July 13, 2011 in connection with the Company’s previous credit facility. In connection with entering into the 2013 Senior Credit Facility, the Company amended and restated the interest rate swap agreement initially entered into (and amended in August 2012 and November 2012). Effective as of November 15, 2013, the closing date of the 2013 Senior Credit Facility, the interest rate swap arrangement had a notional amount of $160,000 and matured on May 15, 2018. The swap effectively converted $160,000 of the outstanding principal of the total variable-rate debt under the 2013 Senior Credit Facility to a fixed rate of 0.884% plus the 3.5% applicable margin and the Eurodollar rate, which had a floor of 1%. As permitted by ASC 815, Derivatives and Hedging, the Company designated this swap as a cash flow hedge, the effects of which were reflected in the Company’s consolidated financial statements as of December 31, 2017 and for the years ended December 31, 2018 and 2017. The objective of this hedge was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
When the Company’s derivative instrument was executed, hedge accounting was deemed appropriate and it was designated as a cash flow hedge at inception with re-designation being permitted under ASC 815, Derivatives and Hedging. Interest rate swaps were designated as cash flow hedges for accounting purposes since they were being used to transform variable interest rate exposure to fixed interest rate exposure on a recognized liability (debt). The Company performed a

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly assessment of the hedge effectiveness of the hedge relationship and measured and recognized any hedge ineffectiveness in the consolidated statements of operations. For the years ended December 31, 2018 (through May 15, 2018, the maturity date) and 2017, hedge ineffectiveness was evaluated using the hypothetical derivative method and there was no hedge ineffectiveness noted.
The fair value for the Company’s interest rate swap was determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and include consideration of counterparty credit risk. The following table presents the aggregate fair value of the Company’s derivative financial instrument:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability as of December 31, 2018	$—	$—	$—	$—
Interest rate swap liability as of December 31, 2017	$184	$—	$184	$—
There was no contract liability as of December 31, 2018. As of December 31, 2017, the swap contract liability of $184 was recorded as a component of accrued expenses, with the offset to accumulated other comprehensive income ($104, net of taxes) on the accompanying consolidated balance sheets.
There were no significant reclassifications out of accumulated other comprehensive income in 2018 and 2017 and there are no remaining amounts in accumulated other comprehensive income as of December 31, 2018 due to the maturity of the interest rate swap on May 15, 2018.
11.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $269 and $183 in the year ended December 31, 2018 and 2017, respectively. These amounts were classified within general and administrative expenses on the accompanying consolidated statements of operations for the year ended December 31, 2018 and 2017. Additionally, the Company paid a bonus to Mr. Steinberg in January 2019 related to services performed in 2018 in the amount of $280.  Such amount was paid to the order of the Firm.  This amount was classified within payroll and other expense in the accompanying consolidated statement of operations for the year ended December 31, 2018 and in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2018.
12.    Leases
The Company leases office, warehouse and multi-recreational facilities and certain equipment under non-cancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on operating results, increases in real estate taxes and other costs. Certain leases provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $1,823 as of December 31, 2018.
The leases expire at various times through June 30, 2038 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as the consumer price index, and fair market value adjustments. In the next five years, or the period from January 1, 2019 through December 31, 2023, the Company has leases for 27 club locations that are due to expire without any renewal options, six of which are due to expire in 2019, and 69 club locations that are due to expire with renewal options.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under non-cancelable leases and future capital lease payments are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2019	$110,215
2020	107,143
2021	96,768
2022	83,766
2023	70,892
2024 and thereafter	325,644
Rent expense for the years ended December 31, 2018 and 2017 was $139,109 and $126,318, respectively, such amounts include non-base rent items of $27,448 and $24,881, respectively. Including the effect of deferred lease liabilities, rent expense was $138,556 and $124,997 for the years ended December 31, 2018 and 2017.
The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through December 31, 2023. Future minimum rentals receivable under non-cancelable leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2019	$2,477
2020	1,658
2021	1,189
2022	485
2023	5
2024 and thereafter	—
Rental income, including non-cash rental income, for the years ended December 31, 2018 and 2017 was $3,005 and $2,558, respectively. For the years ended December 31, 2018 and 2017, such amounts included no additional rental charges above the base rent.
13.    Stockholders’ (Deficit) Equity
The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of Common Stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. The Company amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000 in May 2016, and by 2,000,000 shares to a total of 6,500,000 in May 2017. As of December 31, 2018, there were 2,077,165 shares available to be issued under the 2006 Plan.
Beginning January 1, 2017, the Company adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of this updated guidance, the Company accounted for forfeitures as they occur in the year ended December 31, 2018. The forfeiture adjustment reduced stock-based compensation expense by $51 in the year ended December 31, 2018.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Options
The outstanding Common Stock options as of December 31, 2018 were all fully vested. Stock options generally expire ten years from the date of grant.
As of December 31, 2018 and 2017, a total of 22,439 and 61,013 Common Stock options were exercisable and outstanding, respectively.
The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period. For the year ended December 31, 2017, the total compensation expense related to options, classified within Payroll and related on the consolidated statements of operations was $15 and the related tax benefit was $5. The 2017 tax benefit was prior to the recognition of the valuation allowance. There was no compensation expense related to stock options outstanding for the year ended December 31, 2018.
The following table summarizes the stock option activity for the year ended December 31, 2018:

	Common	Weighted Average Exercise Price
Balance at January 1, 2018	61,013	$2.19
Exercised	(13,110)	2.34
Canceled	(25,464)	2.42
Balance at December 31, 2018	22,439	$1.82
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Common
2009 grants	11,124	11 months	$1.74	11,124	$1.74
2010 grants	11,315	18 months	$1.91	11,315	$1.91
Total Grants	22,439	15 months	$1.82	22,439	$1.82
At December 31, 2018, stock options outstanding and exercisable have a weighted average remaining contractual life of 1.2 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $6.40, was $103.
The aggregated intrinsic value represents the pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2018 of $6.40 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company’s Common Stock on the option grant date. The Company did not grant any stock options during the years ended December 31, 2018 and 2017.
As of December 31, 2018, there was no unrecognized compensation cost related to stock options.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Grants
Restricted Stock Grants
The following restricted stock was granted during the year ended December 31, 2018.

	Number of Shares	Share Price	Grant Date Fair Value
February 1, 2018	13,115	$6.10	$80

The following table summarizes the restricted stock activity for the years ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2018	1,511,941	$3.73
Granted	13,115	6.10
Vested	(660,475)	3.50
Forfeited	(44,309)	4.51
Balance as of December 31, 2018	820,272	$3.92
The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s Common Stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The total compensation expense, classified within Payroll and related on the consolidated statements of operations, related to restricted stock grants was $2,275 and $1,478 for the years ended December 31, 2018 and 2017, respectively, and the related tax benefit was $696 and $452 for the years ended December 31, 2018 and 2017, respectively. Each of these 2018 and 2017 tax benefits were prior to the recognition of the valuation allowance. The restricted shares contain vesting restrictions and vest in equal installments over either three or four years on the anniversary date of the grants. In the years ended December 31, 2018 and 2017, the Company granted 13,115 and 506,200 restricted shares with an aggregate grant date fair value of $80 and $2,913, respectively.
As of December 31, 2018, $2,742 of unrecognized compensation cost related to restricted stock was expected to be recognized over a weighted-average period of 1.6 years.
Non-Restricted Stock Grants
The Company issued 52,460 shares of Common Stock to members of the Company’s Board of Directors with respect to their annual retainer on February 1, 2018. The fair value of the shares issued on February 1, 2018 was $6.10 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director Common Stock grants was $320 in the year ended December 31, 2018. In the year ended December 31, 2017, the Company issued 108,940 shares of Common Stock with an aggregate grant date fair value of $368.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of December 31, 2017, shares purchased under this plan did not have a material impact on the Company’s financial statements. There was no compensation expense related to MSPP for each of the years ended December 31, 2018 and 2017.
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
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock will be the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of December 31, 2018, there were 791,357 shares of common stock available for issuance pursuant to the ESPP.
Total compensation expense, classified within Payroll and related on the accompanying consolidated statements of operations, related to ESPP was $21 for the year ended December 31, 2018.
The fair value of the purchase rights granted under the ESPP for the offering period beginning December 17, 2018 was $1.64. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

December 17, 2018
Grant price	$6.16
Expected term	3 months
Expected volatility	57.61%
Risk-free interest rate	2.37%
Expected dividend yield	—%
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
14.    Revenues
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our accompanying consolidated balance sheet and statements of operations was as follows:

	As of December 31, 2018
		Balances Without	Effect of Change
Balance Sheet	As Reported	Adoption of ASC 606	Increase/(Decrease)
Asset
Deferred membership costs	$1,803	$476	$1,327

Equity
Accumulated deficit	$(73,212)	$(74,539)	$1,327

	Year Ended December 31, 2018
		Balances Without	Effect of Change
Statements of Operations	As Reported	Adoption of ASC 606	Increase/ (Decrease)
Expenses
Payroll and related	168,315	168,038	277
Disaggregation of Revenue
The following table presents our revenue by type:

	Years Ended December 31,
	2018	2017
Membership dues	$339,397	$307,966
Initiation and processing fees	1,209	2,268
Membership revenue	340,606	310,234
Personal training revenue	73,458	69,735
Other ancillary club revenue	23,293	17,197
Ancillary club revenue	96,751	86,932
Fees and other revenue	5,737	5,876
Total revenue	$443,094	$403,042
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
The estimated average membership life was 26 months for each of the years ended December 31, 2018 and 2017. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. The Company had collected approximately $12,371 and $12,456 for unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue as of December 31, 2018 and 2017, respectively. For six of the jurisdictions in which the Company operates, the Company has concluded, based on opinions from outside counsel, that monies paid to the company for unused and expired personal training sessions were not escheatable. For the remaining jurisdictions in which the Company operates, the Company has likewise concluded that the monies paid to the company for unused personal training sessions were not escheatable, regardless of whether they expire.  However, the Company has not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on the Company’s cash flows. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.
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
The Company generates management fees from certain club facilities that are not wholly-owned, which include two and four managed sites as of December 31, 2018 and 2017, respectively. Management fees earned for services rendered are recognized at the time the related services are performed. Revenue generated from managed sites was $439 and $922 for the year ended December 31, 2018 and 2017, respectively.
When a revenue agreement involves multiple elements, such as sales of both memberships and services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met.
In connection with advance receipt of fees or dues, the Company was required to maintain bonds totaling $3,443 and $2,658 as of December 31, 2018 and 2017, respectively.
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the year ended December 31, 2018, the Company recognized revenue of $20,764 that was included in the deferred revenue balance as of December 31, 2017.
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
15.    Corporate Income Taxes
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code by, (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (“Transition Tax”), (iv) requiring a current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”) regime, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. The Company has computed its 2018 and 2017 current tax benefit using the U.S. federal statutory rates of 21% and 35%, respectively while it has computed its deferred tax expense for both years using the new statutory rate effective on January 1, 2018 of 21%.
The Company recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017. The Company recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information as of that reporting date. The three provisions that most significantly impact the Company for the year ended December 31, 2017 were (i) the impact of the U.S. federal statutory rate reduction, from 35% to 21%, on the deferred tax provision and related valuation allowance (ii) the full expensing of qualified property and (iii) the calculation of the Transition Tax. All amounts that were recorded as provisional pursuant to SAB 118 have been finalized in the year ended December 31, 2018.
Other provisions of the new legislation that were not applicable to the Company until the year ended December 31, 2018 include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in our income tax provision for the year ended December 31, 2018 and the impact was not material to the overall financial statements.
The (benefit) provision for income taxes for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31, 2018
	Federal	Foreign	State and Local	Total
Current	$(349)	$19	$66	$(264)
Deferred	(93)	—	—	(93)
	$(442)	$19	$66	$(357)

	Year Ended December 31, 2017
	Federal	Foreign	State and Local	Total
Current	$(9,599)	$(63)	$(56)	$(9,718)
Deferred	12	—	20	32
	$(9,587)	$(63)	$(36)	$(9,686)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax liabilities, net consist of the following items:

	December 31,
	2018	2017
Deferred tax assets
Basis differences in depreciation and amortization	$3,776	$—
Deferred lease liabilities	14,761	15,638
Deferred revenue	4,824	4,590
Deferred compensation expense incurred in connection with stock grants	887	912
Federal and state net operating loss carry-forwards	12,716	15,645
Accruals, reserves and other	4,682	4,942
	$41,646	$41,727
Deferred tax liabilities
Basis differences in depreciation and amortization	—	1,311
Deferred costs	1,884	1,740
	$1,884	$3,051
Gross deferred tax assets	39,762	38,676
Valuation allowance	(39,762)	(38,769)
Deferred tax liabilities, net	$—	$(93)

As of December 31, 2018 and 2017, the Company had a net deferred tax liability of $0 and $93, respectively.
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
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. The Company maintains a valuation allowance in the amounts of $39,762 and $38,769 at December 31, 2018 and 2017, respectively. As the Company maintains a full valuation allowance against its outstanding net deferred tax assets, the change in net deferred tax assets due to the rate change was offset by a corresponding change in the valuation allowance.
Deferred tax liabilities associated with goodwill generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carry forward period. In recording the valuation allowance, the Company does not amortize goodwill for book purposes but does amortize goodwill that has tax basis for tax purposes. The deferred tax liability remaining after full valuation allowance at December 31, 2017 related to the tax effect of differences between book and tax basis of intangible assets not expected to reverse during the Company’s net operating loss carry forward period. Following the Tax Legislation, the federal net operating losses generated after December 31, 2017 can be carried forward indefinitely and the Company has considered its deferred tax liabilities related to indefinite lived intangibles as a source of taxable income against its indefinite lived net operating losses.
As of December 31, 2018, federal and state tax net operating loss carry-forwards were $3,810 and $134,509, respectively. Such amounts expire between December 31, 2019 and December 31, 2038.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the U.S. Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Federal statutory tax rate	21%	35%
State and local income taxes (net of federal tax benefit)	(11)	1
Permanent differences	(27)	(3)
Refundable AMT Credit (Tax Reform)	74	—
Noncontrolling interest	(10)	—
Compensation	(83)	(2)
Others	(5)	—
	(41)	31
Valuation allowance	115	151
	74%	182%
The effective tax rate on the Company’s pre-tax income or loss was 74% for 2018 and 182% for 2017, which was primarily impacted by the change in the valuation allowance. The percentages for the various differences above for the year ended December 31, 2108 are greatly impacted by the relatively low pre-tax loss as compared to the income tax benefit amount.
The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate in any future periods was $1,155 as of December 31, 2018 and 2017. Interest expense on unrecognized tax benefits was $81 for both the years ended December 31, 2018 and 2017. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had total accruals for interest as of December 31, 2018 and 2017 of $946 and $865, respectively.
A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2018	2017

Balance on January 1	$1,155	$1,187
Reductions due to a lapse of applicable statute of limitations	—	(32)
Balance on December 31	$1,155	$1,155
As of December 31, 2018, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2019 since the income tax returns may no longer be subject to audit in 2019.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. During the quarter ended September 30, 2018, the Company completed its audit by the Internal Revenue Service for federal income tax returns for the years ended December 31, 2014, 2015 and 2016, resulting in no material changes.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2014).
In particular, the Company disagrees with the proposed assessment dated December 12, 2016 from the State of New York and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017. No settlement was reached at the conference and the proposed assessment was sustained. As such, in a revised letter dated November 30, 2017, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for approximately $5,097, inclusive of approximately $2,419 of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals. On November 17, 2017, the Company was notified that the State of New York proposed an adjustment in the amount of approximately $3,906 for the years 2010 to 2014, inclusive of approximately $757 in interest. In November 2018, we met with the Department officials for the assessment related to 2010 to 2014. The meeting ended with the company disagreeing with the proposed assessment for the years in audit. Subsequently, in a letter dated

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 4, 2019, the interest amount is revised to $1,203. The Company disagrees to the proposed assessment and the Company has consented to extend such assessment period through December 31, 2019.
The Company is also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $4,797 plus $4,138 in interest. In a letter dated January 18, 2019, NYC Department of finance has issued a proposed general tax liability of $5,599, inclusive of $1,569 in interest for audit periods 2010 to 2014. The Company disagrees with the proposed assessment and the Company has consented to extend such assessment period through September 31, 2019.
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of December 31, 2018.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of December 31, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $946. The Company has not recorded a liability with respect to this guarantee obligation as of December 31, 2018 as it concluded that payment under this lease guarantee was not probable.

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
18.    Subsequent Event
In January 2019, the Company entered into an agreement to acquire six clubs in Florida for a purchase price of $22,222.  This acquisition was completed in February 2019.  The fair value of the net assets acquired is primarily comprised of club equipment, leasehold improvements and intangible assets. The acquisition will be accounted for as a business combination in the first quarter of 2019 and the purchase price allocation is pending.

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

*10.34	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

Exhibit No.	Description of Exhibit

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

*10.45	Town Sports International Holdings, Inc. 2018 Management Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2018).

*10.46	Town Sports International Holdings, Inc. 2018 Management Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

*10.47
Town Sports International Holdings, Inc. 2018 Management Stock Purchase Plan, as Amended and Restated on March 13, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 19, 2018).

Exhibit No.	Description of Exhibit

10.48
Asset Purchase Agreement, dated February 22, 2018, by and among Town Sports International Holdings, Inc., TW Holdings, Inc., SPAD Holdings, LLC, TW Glendale, Inc., and TW Westlake Village, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 22, 2018).

10.49
Second Amendment to Credit Agreement, dated as of November 8, 2018, among Town Sports International, LLC, TSI Holdings, II, LLC, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 8, 2018).

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