Form 10-Q
period 2019-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2019-04-25
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
(Mailing address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2019, there were 27,969,073 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2019 and December 31, 2018
(All figures in thousands except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$37,180	$48,088
Accounts receivable (less allowance for doubtful accounts of $4,687 and $4,578 as of March 31, 2019 and December 31, 2018, respectively)	3,237	3,050
Prepaid corporate income taxes	703	746
Prepaid expenses and other current assets	10,211	10,047
Total current assets	51,331	61,931
Fixed assets, net	164,042	157,677
Operating lease right-of-use assets, net	602,475	—
Goodwill	30,021	21,877
Intangible assets, net	10,725	9,439
Deferred membership costs	1,416	1,803
Other assets	8,075	8,727
Total assets	$868,085	$261,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$21,395	$21,080
Current portion of mortgage and term loan	314	314
Current portion of operating lease liabilities	71,436	—
Accounts payable	5,002	3,672
Accrued expenses	33,479	32,547
Accrued interest	122	34
Deferred revenue	42,194	37,459
Total current liabilities	173,942	95,106
Long-term debt	178,247	178,002
Long-term mortgage and term loan	5,065	5,113
Long-term operating lease liabilities	573,788	—
Deferred lease liabilities	—	44,374
Deferred revenue	76	258
Other liabilities	10,741	11,298
Total liabilities	941,859	334,151
Commitments and Contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both March 31, 2019 and December 31, 2018
Common stock, $0.001 par value; issued and outstanding 27,958,132 and 27,192,154 shares at March 31, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	(512)	(1,644)
Accumulated other comprehensive income	1,830	1,841
Accumulated deficit	(75,261)	(73,212)
Total Town Sports International Holdings, Inc. and Subsidiaries stockholders’ deficit	(73,917)	(72,990)
Non-controlling interests	143	293
Total stockholders’ deficit	(73,774)	(72,697)
Total liabilities and stockholders’ deficit	$868,085	$261,454
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2019 and 2018
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Club operations	$115,140	$105,675
Fees and other	1,458	1,436
	116,598	107,111
Operating Expenses:
Payroll and related	45,323	39,474
Club operating	53,576	48,364
General and administrative	6,870	5,911
Depreciation and amortization	9,585	9,128
	115,354	102,877
Operating income	1,244	4,234
Interest expense	3,452	3,168
Interest income	(28)	(36)
Equity in the earnings of investees and rental income	(55)	(105)
(Loss) income before provision for corporate income taxes	(2,125)	1,207
Provision for corporate income taxes	74	78
Net (loss) income including non-controlling interests	(2,199)	1,129
Less: net loss attributable to non-controlling interests	(150)	—
Net (loss) income attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(2,049)	$1,129
(Loss) earnings per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	26,443,946	25,709,031
Diluted	26,443,946	26,316,512
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019 and 2018
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Statements of Comprehensive (Loss) Income:
Net (loss) income including non-controlling interests	$(2,199)	$1,129
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three months ended March 31, 2019 and 2018	11	619
Interest rate swap, net of tax of $0, for each of the three months ended March 31, 2019 and 2018	—	176
Total other comprehensive income, net of tax	11	795
Total comprehensive (loss) income including non-controlling interests	(2,188)	1,924
Less: comprehensive loss attributable to non-controlling interests	(150)	—
Total comprehensive (loss) income attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(2,038)	$1,924
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED RECONCILIATION OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2019 and 2018
(All figures in thousands except share and per share data)
(Unaudited)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2017	27,149,135	$25	$(4,290)	$1,201	$(74,893)	$(77,957)	$—	$(77,957)
Common stock grants	52,460	—	320	—	—	320	—	320
Restricted stock grants	13,115	—	—	—	—	—	—	—
Sock-based compensation	—	—	606	—	—	606	—	606
Forfeiture of restricted stock	(9,433)	—	—	—	—	—	—	—
Net income	—	—	—	—	1,129	1,129	—	1,129
Cumulative effect of change in accounting principle	—	—	—	—	1,604	1,604	—	1,604
Derivative financial instruments	—	—	—	176	—	176	—	176
Foreign currency translation adjustment	—	—	—	619	—	619	—	619
Balance at March 31, 2018	27,205,277	$25	$(3,364)	$1,996	$(72,160)	$(73,503)	$—	$(73,503)

Balance at December 31, 2018	27,192,154	$25	$(1,644)	$1,841	$(73,212)	$(72,990)	$293	$(72,697)
Stock option exercises	—	1	—	—	—	1	—	1
Common stock grants	53,692	—	320	—	—	320	—	320
Restricted stock grants	713,710	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	8,410	—	7	—	—	7	—	7
Forfeiture of restricted stock	(9,834)	—	—	—	—	—	—	—
Sock-based compensation	—	—	805	—	—	805	—	805
Net loss	—	—			(2,049)	(2,049)	(150)	(2,199)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)	—	(11)
Balance at March 31, 2019	27,958,132	$26	$(512)	$1,830	$(75,261)	$(73,917)	$143	$(73,774)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income including non-controlling interests	$(2,199)	$1,129
Adjustments to reconcile net (loss) income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	9,585	9,128
Amortization of debt discount	250	240
Amortization of debt issuance costs	112	150
Non-cash rental income, net of non-cash rental expense	(136)	(856)
Share-based compensation expense	1,132	926
Net change in deferred taxes	—	38
Net change in certain operating assets and liabilities	6,238	21,200
Decrease (increase) in deferred membership costs	387	(1,758)
Landlord contributions to tenant improvements	15	300
Increase (decrease) in insurance reserves	151	(160)
Other	(131)	(47)
Total adjustments	17,603	29,161
Net cash provided by operating activities	15,404	30,290
Cash flows from investing activities:
Capital expenditures	(3,873)	(1,599)
Acquisition of business	(21,667)	—
Acquisition of asset	—	(3,989)
Other	—	(21)
Net cash used in investing activities	(25,540)	(5,609)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(520)	(521)
Principal payments on finance lease obligations	(189)	(85)
Principal payments on mortgage and term loan	(48)	—
Cash dividends paid	—	(1)
Proceeds from stock option exercises	1	—
Net cash used in financing activities	(756)	(607)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	33
Net (decrease) increase in cash and cash equivalents	(10,907)	24,107
Cash, cash equivalents and restricted cash beginning of period	50,061	30,321
Cash, cash equivalents and restricted cash end of period	$39,154	$54,428
Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(179)	$(289)
(Increase) decrease in prepaid expenses and other current assets	(347)	10,055
Increase in accounts payable, accrued expenses and accrued interest	2,731	5,610
Change in prepaid corporate income taxes and corporate income taxes payable	63	18
Increase in deferred revenue	3,970	5,806
Net change in certain working capital components	$6,238	$21,200
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$3,071	$2,836
Cash payments for income taxes	$25	$21

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$37,180	$48,088
Restricted cash included in other assets(a)	1,974	1,973
Total cash, cash equivalents and restricted cash	$39,154	$50,061
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
As of March 31, 2019, the Company owned and operated 189 fitness clubs (“clubs”) under various brand names, primarily located in the United States of America.
The Company’s operations are conducted mainly through its clubs and aggregated into one reportable segment. Each of the clubs has similar economic characteristics, services, product offerings and revenues are derived primarily from services to the Company’s members. The Company’s chief operating decision maker is the Chief Executive Officer. The operating segment is the level at which the chief operating decision maker manages the business and reviews operating performance in order to make business decisions and allocate resources. The Company determined the business is managed and operating performance is reviewed on a consolidated company level and therefore has one operating segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2018 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019.
The Company continues to experience revenue pressure as the fitness industry continues to be highly competitive in the areas in which the Company operates. The Company continues to strategize on improving its financial results and focuses on increasing membership to increase revenue. The Company may consider additional actions within its control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructuring and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
The Company from time to time communicates with its existing lenders and/or new potential lenders or investors regarding the availability of debt and/or equity financing to fund working capital and for general corporate purposes, including, without limitation, refinancing the Company’s existing debt and/or to fund acquisitions. Any potential financing will be subject to, among other factors, receipt of satisfactory terms which will depend on market conditions at such time. There can be no assurance that the Company will be able to consummate any financing or the terms of any such financing.
Certain reclassifications were made to the reported amounts in the consolidated balance sheet as of December 31, 2018 to conform to the presentation as of March 31, 2019.
Change in Estimated Average Membership Life
The average membership life was 20 months for the three months ended March 31, 2019 and 26 months for the full-year 2018. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on a quarterly basis. Joining fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid within 45 days of enrollment. Annual fees are amortized over 12 months.
If the estimated average membership life had remained at 26 months for the three months ended March 31, 2019, the impact would have been a decrease in revenue of approximately $167 and an increase in net loss of approximately $147
2.    Recent Accounting Pronouncements
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The updated standard expands the range of transactions that qualify for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase the transparency as to the scope and results of hedging programs. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this updated guidance for the fiscal year beginning January 1, 2019 with no material impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses will depend on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 6 - Leases for further detail.
3.    Revenue
Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended March 31,
	2019	2018
Membership dues	$88,823	$82,281
Initiation and processing fees	429	337
Membership revenue	89,252	82,618
Personal training revenue	19,489	18,253
Other ancillary club revenue	6,399	4,804
Ancillary club revenue	25,888	23,057
Fees and other revenue	1,458	1,436
Total revenue	$116,598	$107,111
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
Initiation and processing fees:
Initiation and processing fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid within 45 days of enrollment. Annual fees are amortized over 12 months.
The estimated average membership life was 20 months for the three months ended March 31, 2019 and 26 months for the full-year of 2018. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session is trained). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. The Company had collected approximately $12,400 for unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue as of both March 31, 2019 and December 31, 2018. For six of the jurisdictions in which the Company operates, the Company has concluded, based on opinions from outside counsel, that monies paid to the company for unused and expired personal training sessions were not escheatable. For the remaining jurisdictions in which the Company operates, the Company has likewise concluded that the monies paid to the company for unused personal training sessions were not escheatable, regardless of whether they expire. However, the Company has not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on the Company’s cash flows. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.
In addition to the prepaid personal training sessions the Company also offers a personal training membership product which generally consists of single or multi-session packages ranging from four to 12 sessions per month. These sessions provided by the membership product are at a discount to our stand-alone session pricing and are generally required to be used in each respective month. Revenue related to this product is recognized in each respective month.
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

Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three months ended March 31, 2019, the Company recognized revenue of $12,624 that was included in the deferred revenue balance as of December 31, 2018.
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
4.    Long-Term Debt

	March 31, 2019	December 31, 2018
2013 Term Loan Facility outstanding principal balance	$197,315	$197,835
Finance lease liabilities	4,562	3,817
Less: Unamortized discount	(1,686)	(1,936)
Less: Deferred financing costs	(549)	(634)
Less: Current portion due within one year	(21,395)	(21,080)
Long-term portion	$178,247	$178,002
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
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “First Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the First Amendment. The Company may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however the Company is under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
On November 8, 2018, the 2013 Senior Credit Facility was amended (the “Second Amendment”), which modified the revolving loan facility amount to $15,000 from $45,000, and extended the maturity date from November 15, 2018 to August 14, 2020. In addition, the Second Amendment restated that the Company is not able to utilize more than 20% or $3,000 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.00:1.00 (calculated on a proforma basis to give effect to any borrowing). Previously, the Company was not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeded 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing).
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2019, TSI LLC had made a total of $26,704 in principal payments on the 2013 Term Loan Facility.

In May 2017, TSI LLC loaned $5,000 to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35,000 to TSI Holdings. As of March 31, 2019, TSI Group had a cash balance of approximately $3,173.
As of March 31, 2019, TSI LLC had outstanding letters of credit of $2,459 under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The Company also had $1,974 in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2019 was $12,541, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had $36,276 of excess cash flow, as defined in the 2013 Senior Credit Facility, resulting in a principal payment of $18,138 paid in April 2019. This principal payment amount was included in Current portion of long-term debt on the Company’s accompanying condensed consolidated balance sheet as of March 31, 2019.
As of March 31, 2019, the 2013 Term Loan Facility has a gross principal balance of $197,315 and a balance of $195,080 net of unamortized debt discount of $1,686 and unamortized debt issuance costs of $549. As of March 31, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $191,395, or 97%, and $183,987, or 93%, at March 31, 2019 and December 31, 2018, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.

5.    Mortgage and Term Loan

On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3,150 with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of March 31, 2019, this mortgage note had an outstanding principal balance of $3,114, net of principal payments of $36.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 in the form of an operating account. As of March 31, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1,847 and $418, respectively, reflecting net of principal payments of $33 for the Mortgage Note and $82 for the Term Note.
The carrying amount of the mortgage notes and Term Note approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
6.    Leases
The Company leases office, warehouse and multi-recreational facilities under non-cancelable operating leases. Also, the Company has operating and finance leases for certain equipment. In addition to base rent, the facility leases generally provide for additional payments to cover common area maintenance charges incurred and to pass along increases in real estate taxes. Also, certain leases provide for additional rent based on revenue or operating results of the respective facilities. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $4,018 as of March 31, 2019. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, current portion of operating lease liabilities, and long-term operating lease liabilities on its condensed consolidated balance sheet. Finance leases are recorded in fixed assets, net, current portion of long-term debt, and long-term debt on its condensed consolidated balance sheet.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The leases expire at various times through fiscal year 2038 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as the consumer price index, and fair market value adjustments.
The Company, as landlord, subleases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilizes and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through January 2023.

The balance sheet classification of lease assets and liabilities was as follows:

	Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets, gross	Operating lease right-of-use assets, net	$619,919
Accumulated amortization	Operating lease right-of-use assets, net	(17,444)
Total operating lease assets	Operating lease right-of-use assets, net	602,475
Fixed assets, gross	Fixed assets, net	5,279
Accumulated depreciation	Fixed assets, net	(712)
Total finance lease assets	Fixed assets, net	4,567
Total lease assets		$607,042
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$71,436
Finance leases	Current portion of long-term debt	1,175
Non-current
Operating leases	Long-term operating lease liabilities	573,788
Finance leases	Long-term debt	3,387
Total lease liabilities		$649,786
The components of lease costs were as follows:

	Statement of Operations Classification	Three Months Ended March 31, 2019
Operating lease costs	Club operating	$30,022
Amortization of lease assets	Depreciation and amortization	259
Interest on lease liabilities	Interest expense	54
Finance lease costs		313
Variable lease costs	Club operating	210
Sublease income	Fees and other revenue	866
Total lease costs		$31,411
As of March 31, 2019, the maturities of our lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2019	$90,427	$1,120	$91,547
2020	118,132	1,466	119,598
2021	110,063	1,446	111,509
2022	101,529	991	102,520
2023	92,793	239	93,032
2024 and thereafter	421,478	—	421,478
Total lease payments	934,422	5,262	939,684
Less: imputed interest	(289,198)	(700)	(289,898)
Lease liabilities	$645,224	$4,562	$649,786

As of December 31, 2018, future minimum rental payments by fiscal year under non-cancelable leases and future capital lease payments are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2019	$110,215
2020	107,143
2021	96,768
2022	83,766
2023	70,892
2024 and thereafter	325,644
The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through January 2023. As of December 31, 2018, future minimum rentals receivable by fiscal year under non-cancelable leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2019	$2,477
2020	1,658
2021	1,189
2022	485
2023	5
2024 and thereafter	—
The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	9.1 years
Finance leases	3.7 years
Weighted average discount rate
Operating leases	7.9%
Finance leases	8.3%
Supplemental cash flow information related to leases was as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,503
Operating cash flows from finance leases	$54
Financing cash flows from finance leases	$189
Leased assets obtained in exchange for new operating lease liabilities	$17,812
Leased assets obtained in exchange for new finance lease liabilities	$934
7.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $66 and $67 for the three months ended March 31, 2019, and 2018 respectively. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.
8.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of March 31, 2019, $20,337 of the cash balance of $37,180 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
9.    Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stockholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is calculated using the treasury stock method and is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock for the diluted shared based awards.
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	Three Months Ended March 31,
	2019	2018
Weighted average number of common shares outstanding — basic	26,443,946	25,709,031
Effect of dilutive share based awards	—	607,481
Weighted average number of common shares outstanding — diluted	26,443,946	26,316,512
(Loss) earnings per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04
For the three months ended March 31, 2019, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.
For the three months ended March 31, 2018, there were 8,474 stock options and restricted stock awards excluded from the computations of earnings per diluted share due to their anti-dilutive effect.
In the second quarter of 2018, the Company determined that it had incorrectly computed the number of weighted average common shares used in basic earnings per share in previously issued financial statements. This resulted in misstatements of basic EPS for the first quarter of 2018. This item also resulted in corresponding misstatements in diluted EPS in the respective period. These errors had no impact to the Company’s revenues, operating income (loss), or net income (loss), and had no impact to the Company’s consolidated balance sheets, consolidated statements of cash flows, consolidated statements of comprehensive income (loss), or consolidated statements of stockholders’ deficit.
The Company assessed the materiality of these errors on the previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to the previously issued interim financial statements. The Company appropriately reflected the weighted average common shares calculations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and revised the comparative presentation of the financial statements.

The effects of the revision had the following impact for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	(As Reported)	(Adjustment)	(As Revised)
Weighted average number of common shares outstanding — basic	26,246,610	(537,579)	25,709,031
Effect of dilutive share based awards	607,481	—	607,481
Weighted average number of common shares outstanding — diluted	26,854,091	(537,579)	26,316,512
Earnings per share:
Basic	$0.04	$—	$0.04
Diluted	$0.04	$—	$0.04
10.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. The Company amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000 in May 2016, and by 2,000,000 shares to a total of 6,500,000 in May 2017. The Company has approved an amendment to the 2006 Plan, subject to the receipt of shareholder approval at the Company's upcoming annual meeting, to increase the number of shares available for issuance thereunder from 6,500,000 to 8,500,000.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company's Common Stock on the option grant date. As of March 31, 2019, there were 1,319,597 shares available to be issued under the 2006 Plan. At March 31, 2019, the Company had 22,439 stock options outstanding and 1,377,360 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three months ended March 31, 2019 and 2018. There was no compensation expense related to stock options outstanding for both the three months ended March 31, 2019 and 2018.
Restricted Stock Awards
On January 21, 2019, February 1, 2019, and March 20, 2019, the Company issued 672,300, 13,423 and 27,987 shares of restricted stock, respectively to employees under the 2006 Plan. The fair value per share for the January 21, 2019, February 1, 2019, and March 20, 2019 restricted stock awards were $6.19, $5.96 and $5.36, respectively, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $805 for the three months ended March 31, 2019, compared to $606 for the comparable prior-year period. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $7 and $4 for the three months ended March 31, 2019 and 2018.
As of March 31, 2019, a total of $6,281 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years.
Stock Grants
The Company issued 53,692 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2019. The fair value of the shares issued was $5.96 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $320 for each of the three months ended March 31, 2019 and 2018.

Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of March 31, 2019, shares purchased under this plan did not have a material impact on the Company’s financial statements.
Pursuant to the MSPP, eligible employees may elect to use up to 20% of their cash compensation (as defined in the MSPP), but in no event more than $200 in any calendar year, to purchase the Company’s common stock generally on a quarterly basis on the open market through a broker (such purchased shares being referred to as “MSPP Shares”). If the participant holds the MSPP Shares for the requisite period specified in the Plan (two years from the purchase date) and remains an employee of the Company, the participant will receive an award of shares of restricted stock under the Company’s 2006 Stock Incentive Plan, as amended, in an amount equal to the number of MSPP Shares that satisfied the holding period. The award will vest on the second anniversary of the award date so long as the participant remains an employee on the vesting date. Awards granted under the Stock Incentive Plan in any calendar year as a result of participants holding the MSPP Shares for the requisite period will be the lesser of (i) 50% of the shares available for grant under the Stock Incentive Plan and (ii) the number of MSPP Shares that have satisfied the two year holding period.
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock will be the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of March 31, 2019, there were 782,947 shares of common stock available for issuance pursuant to the ESPP.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to ESPP was $7 for the three months ended March 31, 2019. There was no compensation expense related to ESPP for the three months ended 2018.
The fair value of the purchase rights granted under the ESPP for the offering period beginning March 15, 2019 was $1.25. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

March 15, 2019
Grant price	$5.50
Expected term	3 months
Expected volatility	37.58%
Risk-free interest rate	2.42%
Expected dividend yield	—%
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
11.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first quarter of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 12 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of March 31, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
Beginning in the first quarter of 2018, the Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The Company has historically performed its goodwill impairment test annually as of the last day of February.
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

The changes in the carrying amount of goodwill from December 31, 2018 through March 31, 2019 are detailed in the chart below:

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Outlier Clubs	Total
Goodwill	$38,376	$23,348	$1,584	$2,467	$2,380	$1,175	$3,982	$73,312
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(129)	—	(129)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(3,982)	(51,306)
Balance as of December 31, 2018	6,827	7,573	1,584	2,467	2,380	1,046	—	21,877
Acquired goodwill (Refer to Note 12 - Acquisitions)	—	—	—	8,038	—	—	—	8,038
Goodwill purchase accounting adjustments	(5)	(14)	—	141	—	—	—	122
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(16)	—	(16)
Balance as of March 31, 2019	$6,822	$7,559	$1,584	$10,646	$2,380	$1,030	$—	$30,021
Amortization expense was $746 and $478 for the three months ended March 31, 2019 and 2018, respectively. Intangible assets are as follows:

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$7,264	$(4,714)	$2,550	$7,042	$(4,224)	$2,818
Favorable lease commitment(1)	—	—	—	2,390	(553)	1,837
Non-compete agreement	3,762	(449)	3,313	3,050	(295)	2,755
Trade names	5,272	(410)	4,862	2,337	(308)	2,029
	$16,298	$(5,573)	$10,725	$14,819	$(5,380)	$9,439

(1)
Balances in favorable lease commitment as of March 31, 2019 were reclassified to Operating lease right-of-use assets in connection with ASU 2016-02, Leases (Topic 842). Prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance.

12.    Acquisitions
Acquisitions of businesses are accounted for in accordance with ASC 805, Business Combinations and ASU 2017-01. According to ASC 805, transactions that represent business combinations should be accounted for under the acquisition method. In addition, the ASC 805 includes a subtopic which provides guidance on transactions sometimes associated with business combinations but that do not meet the requirements to be accounted for as business combinations under the acquisition method. Under the acquisition method, the purchase price is allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. The results of operations of the clubs acquired have been included in the Company’s condensed consolidated financial statements from the date of acquisition.
The Company incurred acquisition-related costs of $149 and $405 in the three months ended March 31, 2019 and 2018 respectively. These costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Acquisition of Around the Clock Fitness
In February 2019, the Company acquired Around The Clock Fitness for a purchase price of $22,222 and a net cash purchase price of $21,667. The acquisition added six clubs to the Company's portfolio in Florida. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

February 2019
Allocation of purchase price:
Fixed Assets	$10,616
Goodwill	8,038
Definite lived intangible assets:
Trade name	2,222
Membership list	222
Non-compete agreement	1,425
Operating lease right-of-use assets	17,812
Operating lease liabilities	(18,212)
Deferred revenue	(456)
Total allocation of purchase price	$21,667
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives with the membership lists over the estimated average membership life, the trade name over eight years and the non-compete agreement over the contract life of five years.
In the three months ended March 31, 2019, the Company recorded revenue of $1,086 and net income of $25 related to Around the Clock Fitness. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

December 2018
Allocation of purchase price:
Fixed assets	$3,680
Goodwill	6,484
Definite lived intangible assets:
Membership list	1,435
Trade name	248
Non-compete agreement	717
Deferred revenue	(297)
Total allocation of purchase price	$12,267
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
In the three months ended March 31, 2019, the Company recorded revenue of $3,159 associated with these clubs and net loss of $117. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

September 2018
Allocation of purchase price:
Fixed assets	$2,134
Goodwill	2,380
Definite lived intangible assets:
Membership list	480
Trade name	340
Non-compete agreement	320
Operating lease right-of-use assets	(400)
Deferred revenue	(324)
Total allocation of purchase price	$4,930
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
In the three months ended March 31, 2019, the Company recorded revenue of $1,194 and net loss of $634 related to LIV Fitness. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

September 2018
Allocation of purchase price:
Fixed assets	$703
Goodwill	232
Right of use assets	(76)
Other assets and liabilities assumed, net	(106)
Deferred revenue	(476)
Total allocation of purchase price	$277
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the assembled workforce and is deductible for tax purposes in its entirety.
In the three months ended March 31, 2019, the Company recorded revenue of $491 and net loss attributable to Town Sports International Holdings, Inc. and subsidiaries of $426 related to these two clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

August 2018
Allocation of purchase price:
Fixed assets	$5,646
Goodwill	2,608
Definite lived intangible assets:
Membership list	288
Amount due to seller, net	(610)
Deferred revenue	(740)
Non-controlling interest	(495)
Total allocation of purchase price	$6,697

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
In the three months ended March 31, 2019, the Company recorded revenue of $1,446 and net income of $100 related to Palm Beach Sports Clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition of Total Woman Gym and Spa Business
In April 2018, the Company acquired substantially all of the assets of the Total Woman Gym and Spa business for a purchase price of $8,000 and a net cash purchase price of $7,265. The acquisition added 12 clubs to the Company’s portfolio in California and was accounted for as a business combination. The clubs continue to operate under the Total Woman Gym and Spa trade name. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired. The purchase price allocation presented below has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

April 2018
Allocation of purchase price:
Fixed assets	$8,064
Goodwill	1,584
Definite lived intangible assets:
Operating lease right-of-use assets	440
Trade name	1,562
Working capital, net	161
Deferred revenue	(4,546)
Total allocation of purchase price	$7,265

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
In the three months ended March 31, 2019, the Company recorded revenue of $5,323 and net loss of $149 related to Total Woman Gym and Spa. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition in the Boston Metropolitan Region
In January 2018, the Company acquired an existing club in the Boston metropolitan region for a purchase price of $2,750 and a net cash purchase price of $2,866 and was accounted for as a business combination. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

January 2018
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
In the three months ended March 31, 2019, the Company recorded revenue of $1,400 and net income of $110 related to this club. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

	Three Months Ended March 31,
	2019	2018
Revenue	$118,560	$123,642
Net (loss) income including non-controlling interests	$(2,154)	$1,582

(Loss) earnings per share:
Basic	$(0.08)	$0.06
Diluted	$(0.08)	$0.06
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
13.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $74 and $78 for the three months ended March 31, 2019 and 2018, respectively, reflecting a negative effective income tax rate of 3% for the three months ended March 31, 2019 and a positive effective income tax rate of 6% for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the three months ended

March 31, 2019 and 2018 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017.
As of March 31, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its net deferred tax assets.
As of March 31, 2019, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2019, since the related income tax returns may no longer be subject to audit in 2019.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. During the quarter ended March 31, 2019, the Company completed its audit by the Internal Revenue Service for federal income tax returns for the years ended December 31, 2014, 2015 and 2016, resulting in no material changes.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2014).
In particular, the Company disagrees with the proposed assessment dated December 12, 2016 from the State of New York and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017. No settlement was reached at the conference and the proposed assessment was sustained. As such, in a revised letter dated November 30, 2017, the Company received from the State of New York a revised assessment related to tax years 2006-2009 for approximately $5,097, inclusive of approximately $2,419 of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals. On November 17, 2017, the Company was notified that the State of New York proposed an adjustment in the amount of approximately $3,906 for the years 2010 to 2014, inclusive of approximately $757 in interest. In November 2018, we met with the Department officials for the assessment related to 2010 to 2014. The meeting ended with the company disagreeing with the proposed assessment for the years in audit. Subsequently, in a letter dated February 4, 2019, the interest amount is revised to $1,203. The Company disagrees to the proposed assessment and the Company has consented to extend such assessment period through December 31, 2019.
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of March 31, 2019.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of March 31, 2019, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $789. The Company has not recorded a liability with respect to this guarantee obligation as of March 31, 2019 as it concluded that payment under this lease guarantee was not probable.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our clubs collectively served approximately 659,000 members as of March 31, 2019. As of March 31, 2019, we owned and operated 189 fitness clubs (“clubs”) under the various brand names, primarily located in the United States of America.

Brand	Count
New York Sports Clubs	98
Boston Sports Clubs	32
Washington Sports Clubs	10
Philadelphia Sports Clubs	5
Lucille Roberts	16
TMPL	2
Total Woman Gym and Spa	11
Palm Beach Sports Clubs	3
Christi's Fitness	1
Around the Clock Fitness	6
LIV Fitness	2
New York Sports Clubs - Switzerland	3
189
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
In the first quarter of 2019, we acquired six clubs. In 2018, we acquired 25 clubs and constructed and opened one new club for which we had an existing lease.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.6 of our total revenue for the three months ended March 31, 2019. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the three months ended March 31, 2019, we generated 16.7% of our revenue from personal training and 5.5% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.
We also receive revenue (approximately 1.2% of our total revenue for the three months ended March 31, 2019) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended March 31, 2019 and 2018, our monthly average attrition rate was 3.8% and 3.9%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, acquisition related costs, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses. Approximately $2.3 million and $1.8 million, or 34% and 31%, of general and administrative expenses relate directly to club operations for the three months ended March 31, 2019 and 2018, respectively, including general liability insurance, phone and data lines, computer maintenance, business licenses, office and sales supplies, recruiting and training.
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
As of March 31, 2019, our consolidated operating results included five majority owned clubs for which we had control. In addition, we owned 45% and 20%, respectively, of two clubs (one of which operated under a different brand name) for which we applied the equity method of accounting. We also owned one licensed club and provided management services at two locations that we did not have an equity interest.

Historical Club Count
The following table set forth the changes in our club count during each of the quarters in 2018, the full-year 2018, and the first quarter of 2019.

	2018					2019
	Q1	Q2	Q3	Q4	Full Year	Q1
Clubs included in consolidated operating results:
Clubs operated at beginning of period	164	164	175	179	164	183
Acquired clubs	2	12	7	4	25	6
New clubs opened	—	—	—	1	1	—
Club converted to licensed club(3)	(1)	—	—	—	(1)	—
Clubs closed	(1)	(1)	(3)	(1)	(6)	(2)
Clubs operated at end of period	164	175	179	183	183	187
Club included in equity investment at end of period(1)	1	1	1	1	1	1
Licensed club operated at end of period(3)	1	1	1	1	1	1
Total clubs operated at end of period(1)(2)	166	177	181	185	185	189

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes two locations that were managed by us in which we did not have an equity interest.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

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

	2018				2019
	Q1	Q2	Q3	Q4	Q1
Comparable club revenue	1.7%	1.8%	1.5%	1.1%	(1.8)%
The comparable club revenue decrease in the three months ended March 31, 2019 was primarily due to a decrease in member count and personal training revenue, partially offset by higher average dues per membership and increased annual fees. The comparable club revenue increase in 2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue, partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	38.9	36.9
Club operating	45.9	45.1
General and administrative	5.9	5.5
Depreciation and amortization	8.2	8.5
	98.9	96.0
Operating income	1.1	4.0
Interest expense	3.0	3.0
Equity in the earnings of investees and rental income	—	(0.1)
(Loss) income before provision for corporate income taxes	(1.8)	1.1
Provision for corporate income taxes	0.1	0.1
Net (loss) income including non-controlling interests	(1.9)	1.1
Less: net loss attributable to non-controlling interests	(0.1)	—
Net loss attributable to TSI Holdings	(1.8)%	1.0%

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$88,823	76.2%	$82,281	76.8%	8.0%
Initiation and processing fees	429	0.4	337	0.3	27.3
Membership revenue	89,252	76.6	82,618	77.1	8.0
Personal training revenue	19,489	16.7	18,253	17.0	6.8
Other ancillary club revenue (1)	6,399	5.5	4,804	4.5	33.2
Ancillary club revenue	25,888	22.2	23,057	21.5	12.3
Fees and other revenue (2)	1,458	1.2	1,436	1.3	1.5
Total revenue	$116,598	100.0%	$107,111	100.0%	8.9%

(1)	Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $9.5 million, or 8.9%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily related to the newly acquired clubs. These increases were partially offset by the impact of club closures of $2.0 million and a decline in membership dues and personal training in comparable clubs of $1.8 million.
Membership dues revenue increased $6.5 million, or 8.0%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily reflecting the favorable impact from the newly acquired clubs and increased annual fees. These increases were partially offset by the impact of club closures and a net member decline in comparable clubs.

Personal training revenue increased $1.2 million, or 6.8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the favorable impact from the newly acquired clubs, partially offset by the impact of club closures and a decline in comparable clubs.
Other ancillary club revenue increased $1.6 million, or 33.2%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the favorable impact from the newly acquired clubs, which included $894,000 million related to spa services.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2019	2018	% Variance
Payroll and related	$45,323	$39,474	14.8%
Club operating	53,576	48,364	10.8
General and administrative	6,870	5,911	16.2
Depreciation and amortization	9,585	9,128	5.0
Total operating expenses	$115,354	$102,877	12.1%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $5.8 million, or 14.8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily reflecting the impact from the acquired and newly opened clubs of approximately $6.3 million. We were also subject to compliance with minimum wage increases in jurisdictions that we operate. These increases were partially offset by a decrease in personal training payroll expenses related to lower personal training revenue in comparable clubs and the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $5.2 million, or 10.8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily reflecting the impact from the newly acquired and opened clubs of $5.9 million, including $4.0 million for rent and occupancy expenses. In addition, rent and occupancy expenses also increased $2.3 million at comparable clubs due to rent escalations. The increase in club operating expenses was also partly due to the impact from the adoption of the new lease standard (Account Standards Codification Topic 842). Partially offsetting these increases were decreases of $1.8 million in club operating expenses reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $1.0 million, or 16.2%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily reflecting an increase from the newly acquired and opened clubs of $664,000 and an increase at our mature clubs, including reserve for general liability insurance.
Depreciation and amortization. In the three months ended March 31, 2019 compared to the three months ended March 31, 2018, depreciation and amortization expense increased 457,000, or 5.0%, primarily due to the depreciation of assets at our new clubs, partially offset by a decrease at our mature clubs and the impact of closed locations.
Provision for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $74,000 and $78,000 for the three months ended March 31, 2019 and 2018, respectively, reflecting a negative effective income tax rate of 3% for the three months ended March 31, 2019 and an effective income tax rate of 6% for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We continue to experience revenue pressure as the fitness industry continues to be highly competitive in the geographic regions in which we operate. We continue to strategize on improving our financial results and focus on increasing membership to increase revenue. We may consider additional actions within our control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. Failure to continue to successfully implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, debt restructuring and the deferral of capital expenditures. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of March 31, 2019, we had $37.2 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of March 31, 2019, $20.3 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
We from time to time communicate with our existing lenders and/or new potential lenders or investors regarding the availability of debt and/or equity financing to fund working capital and for general corporate purposes, including, without limitation, refinancing our existing debt and/or to fund acquisitions. Any potential financing will be subject to, among other factors, receipt of satisfactory terms which will depend on market conditions at such time. There can be no assurance that we will be able to consummate any financing or the terms of any such financing.
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2019 decreased $14.9 million compared to the three months ended March 31, 2018. Decreases in operating cash included the following:

•	Cash paid for occupancy increased $13.7 million due timing differences in occupancy payments.

•	Cash paid for payroll increased $8.0 million mainly due to the impact from the acquired and newly opened clubs as well as an increase in minimum wage.

Offsetting increases in operating cash included the following:

•	Cash collected for membership dues increased $5.8 million.

•	Cash collected for personal training memberships increased $593,000.

•	Cash collected for recurring annual fees increased $339,000.
Investing Activities. Net cash used in investing activities increased $19.9 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily related to the increase in acquisition activity in 2019. Cash paid in connection with the acquisition of businesses, property and other assets, increased $17.7 million in the 2019 period. The increase in cash used in investing activities was also due to increased capital expenditures, primarily due to continued enhancement or upgrade to our existing clubs, and the remodeling of several clubs.
Financing Activities. Net cash used in financing activities increased $149,000, primarily due to increased principal payments on finance lease obligations, and principal payments on mortgage and term loan in the three months ended March 31, 2019.
As of March 31, 2019, our total principal amount of debt outstanding under our 2013 Term Loan Facility was $197.3 million. Of the $197.3 million, we paid $18.1 million in principal payments in April 2019 associated with the $36.3 million excess cash flow at December 31, 2018, with the remaining debt balance maturing on November 15, 2020. This substantial amount of debt could have significant consequences, including:

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
We believe that we have, or will be able to generate, sufficient funds to finance our current operating plans through the next 12 months. Any material acceleration or expansion of our plans through newly constructed clubs or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing. There can be no assurance that such financing will be available, available on acceptable terms, or permitted under the 2013 Senior Credit Facility (as defined below).
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
On January 30, 2015, the 2013 Senior Credit Facility was amended (the “First Amendment”) to permit TSI Holdings to purchase term loans under the credit agreement. Any term loans purchased by TSI Holdings will be canceled in accordance with the terms of the credit agreement, as amended by the Amendment. We may from time to time purchase term loans in market transactions, privately negotiated transactions or otherwise; however we are under no obligation to make any such purchases. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of March 31, 2019, TSI LLC had made a total of $26.7 million in principal payments on the 2013 Term Loan Facility.
In May 2017, TSI LLC loaned $5.0 million to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In addition to the interest payments, TSI Group is required to repay 1.0% of the principal amount of the loan, $50,000 per annum, on a quarterly basis commencing September 30, 2017. The loan is secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35.0 million to TSI Holdings. As of March 31, 2019, TSI Group had a cash balance of approximately $3.2 million.

As of March 31, 2019, TSI LLC had outstanding letters of credit of $2.5 million under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. The Company also had $2.0 million in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2019 was $12.5 million, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

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

In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had $36.3 million of excess cash flow, as defined in the 2013 Senior Credit Facility, resulting in a principal payment of $18.1 million paid in April 2019. This principal payment amount was included in Current portion of long-term debt on the Company’s accompanying condensed consolidated balance sheet as of March 31, 2019.

As of March 31, 2019, the 2013 Term Loan Facility has a gross principal balance of $197.3 million and a balance of $195.1 million net of unamortized debt discount of $1.7 million and unamortized debt issuance costs of $549,000. As of March 31, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3.2 million with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of March 31, 2019, this mortgage note had an outstanding principal balance of $3.1 million, net of principal payments of $36,000.
On April 24, 2018, Dixie Highway Realty, LLC, a subsidiary of TSI Group, entered into promissory notes for $1.9 million (the “Mortgage Note”) and $500,000 (the “Term Note”) with the Lender. The Mortgage Note bears interest at a fixed rate of

5.46% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on May 24, 2018. The entire principal balance of the Mortgage Note is due and payable in full on its maturity date of April 24, 2028.
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500,000 in the form of an operating account. As of March 31, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1.8 million and $418,000, respectively, reflecting net of principal payments of $33,000 for the Mortgage Note and $82,000 for the Term Note.
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
Use of Estimates and Critical Accounting Policies
Other than as disclosed below, management believes there have been no other material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first quarter of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 12 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of March 31, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
Beginning in the first quarter of 2018, the Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The Company has historically performed its goodwill impairment test annually as of the last day of February.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost-savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A, entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our other reports and documents filed with the Securities and Exchange Commission ("SEC"). You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “could,” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, outsourcing of certain aspects of our business, environmental matters, the application of federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness, and other specific factors discussed herein and in other SEC filings made by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item  3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
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
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: We concluded that except for the implementation of certain internal controls related to the adoption of Accounting Standards Codification 842, Leasing (“Topic 842”), there were no changes to internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of Topic 842 required implementation of new accounting processes and business applications which changed internal controls over financial reporting.

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
ITEM 1A.    Risk Factors
There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit No.	Description of Exhibit

10.1
Second Amendment to Amended and Restated Executive Severance Agreement by and between Town Sports International Holdings, Inc. and Carolyn Spatafora, dated as of March 20, 2019 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed on March 25, 2019).

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	April 25, 2019

		By:	/s/ Carolyn Spatafora
Carolyn Spatafora
Chief Financial Officer (Duly Authorized Officer)