Form 10-Q
period 2019-06-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2019-07-25
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CLUB	Nasdaq Global Market
As of July 22, 2019, there were 27,968,998 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2019 and December 31, 2018
(All figures in thousands except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,823	$48,088
Accounts receivable (less allowance for doubtful accounts of $5,075 and $4,578 as of June 30, 2019 and December 31, 2018, respectively)	3,194	3,050
Prepaid corporate income taxes	808	746
Prepaid expenses and other current assets	10,013	10,047
Total current assets	43,838	61,931
Fixed assets, net	160,565	157,677
Operating lease right-of-use assets, net	591,674	—
Goodwill	32,811	21,877
Intangible assets, net	9,935	9,439
Deferred membership costs	1,166	1,803
Other assets	7,606	8,727
Total assets	$847,595	$261,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$13,669	$21,080
Current portion of mortgage and term loan	193	314
Current portion of operating lease liabilities	72,709	—
Accounts payable	4,987	3,672
Accrued expenses	31,862	32,547
Accrued interest	992	34
Deferred revenue	40,195	37,459
Total current liabilities	164,607	95,106
Long-term debt	180,255	178,002
Long-term mortgage and term loan	5,139	5,113
Long-term operating lease liabilities	562,063	—
Deferred lease liabilities	—	44,374
Deferred revenue	58	258
Other liabilities	9,880	11,298
Total liabilities	922,002	334,151
Commitments and Contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both June 30, 2019 and December 31, 2018
Common stock, $0.001 par value; issued and outstanding 27,970,331 and 27,192,154 shares at June 30, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	308	(1,644)
Accumulated other comprehensive income	1,933	1,841
Accumulated deficit	(76,708)	(73,212)
Total Town Sports International Holdings, Inc. and Subsidiaries stockholders’ deficit	(74,441)	(72,990)
Non-controlling interests	34	293
Total stockholders’ deficit	(74,407)	(72,697)
Total liabilities and stockholders’ deficit	$847,595	$261,454
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2019 and 2018
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Club operations	$117,027	$111,047	$232,167	$216,722
Fees and other	1,677	1,282	3,135	2,718
	118,704	112,329	235,302	219,440
Operating Expenses:
Payroll and related	45,547	42,396	90,870	81,870
Club operating	55,017	50,131	108,593	98,495
General and administrative	6,493	6,381	13,363	12,292
Depreciation and amortization	10,075	9,640	19,660	18,768
	117,132	108,548	232,486	211,425
Operating income	1,572	3,781	2,816	8,015
Interest expense	3,240	3,338	6,692	6,506
Interest income	(16)	(45)	(44)	(81)
Equity in the earnings of investees	(93)	(78)	(148)	(183)
(Loss) income before benefit for corporate income taxes	(1,559)	566	(3,684)	1,773
Benefit for corporate income taxes	(2)	(35)	72	43
Net (loss) income including non-controlling interests	(1,557)	601	(3,756)	1,730
Less: net loss attributable to non-controlling interests	(110)	—	(260)	—
Net (loss) income attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(1,447)	$601	$(3,496)	$1,730
(Loss) earnings per share:
Basic	$(0.05)	$0.02	$(0.13)	$0.07
Diluted	$(0.05)	$0.02	$(0.13)	$0.07
Weighted average number of shares used in calculating (loss) earnings per share:
Basic	26,580,772	25,844,061	26,512,737	25,776,919
Diluted	26,580,772	26,584,112	26,512,737	26,515,964
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2019 and 2018
(All figures in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statements of Comprehensive (Loss) Income:
Net (loss) income including non-controlling interests	$(1,557)	$601	$(3,756)	$1,730
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three and six months ended June 30, 2019 and 2018	(103)	(128)	(92)	491
Interest rate swap, net of tax of $0, for each of the three and six months ended June 30, 2019 and 2018	—	(66)	—	110
Total other comprehensive (loss) income, net of tax	(103)	(194)	(92)	601
Total comprehensive (loss) income including non-controlling interests	(1,660)	407	(3,848)	2,331
Less: comprehensive loss attributable to non-controlling interests	(110)	—	(260)	—
Total comprehensive (loss) income attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(1,550)	$407	$(3,588)	$2,331
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED RECONCILIATION OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2019 and 2018
(All figures in thousands except share and per share data)
(Unaudited)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2017	27,149,135	$25	$(4,290)	$1,201	$(74,893)	$(77,957)	$—	$(77,957)
Common stock grants	52,460	—	320	—	—	320	—	320
Restricted stock grants	13,115	—	—	—	—	—	—	—
Stock-based compensation	—	—	606	—	—	606	—	606
Forfeiture of restricted stock	(9,433)	—	—	—	—	—	—	—
Net income	—	—	—	—	1,129	1,129	—	1,129
Cumulative effect of change in accounting principle	—	—	—	—	1,604	1,604	—	1,604
Derivative financial instruments	—	—	—	176	—	176	—	176
Foreign currency translation adjustment	—	—	—	619	—	619	—	619
Balance at March 31, 2018	27,205,277	$25	$(3,364)	$1,996	$(72,160)	$(73,503)	$—	$(73,503)
Stock option exercises	1,034	—	2	—	—	2	—	2
Forfeiture of restricted stock	(15,542)	—	—	—	—	—	—	—
Stock-based compensation	—	—	557	—	—	557	—	557
Net income	—	—	—	—	601	601	—	601
Derivative financial instruments	—	—	—	(66)	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	(128)	—	(128)	—	(128)
Balance at June 30, 2018	27,190,769	$25	$(2,805)	$1,802	$(71,559)	$(72,537)	$—	$(72,537)

Balance at December 31, 2018	27,192,154	$25	$(1,644)	$1,841	$(73,212)	$(72,990)	$293	$(72,697)
Stock option exercises	—	1	—	—	—	1	—	1
Common stock grants	53,692	—	320	—	—	320	—	320
Restricted stock grants	713,710	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	8,410	—	7	—	—	7	—	7
Forfeiture of restricted stock	(9,834)	—	—	—	—	—	—	—
Stock-based compensation	—	—	805	—	—	805	—	805
Net loss	—	—			(2,049)	(2,049)	(150)	(2,199)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)	—	(11)
Balance at March 31, 2019	27,958,132	$26	$(512)	$1,830	$(75,261)	$(73,917)	$143	$(73,774)
Stock option exercises	—		—	—	—	—	1	1
Restricted stock grants	10,941	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	11,259	—	6	—	—	6	—	6
Forfeiture of restricted stock	(10,001)	—	—	—	—	—	—	—
Stock-based compensation	—	—	814	—	—	814	—	814
Net loss	—	—	—	—	(1,447)	(1,447)	(110)	(1,557)
Foreign currency translation adjustment	—	—	—	103	—	103	—	103
Balance at June 30, 2019	27,970,331	$26	$308	$1,933	$(76,708)	$(74,441)	$34	$(74,407)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(All figures in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income including non-controlling interests	$(3,756)	$1,730
Adjustments to reconcile net (loss) income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	19,660	18,768
Amortization of debt discount	502	483
Amortization of debt issuance costs	223	300
Non-cash rental income, net of non-cash rental expense	(1,046)	(1,713)
Share-based compensation expense	1,950	1,483
Net change in deferred taxes	—	(26)
Net change in certain operating assets and liabilities	3,219	23,049
Decrease (increase) in deferred membership costs	637	(1,563)
Landlord contributions to tenant improvements	15	800
Decrease in insurance reserves	(114)	(168)
Other	(428)	(121)
Total adjustments	24,618	41,292
Net cash provided by operating activities	20,862	43,022
Cash flows from investing activities:
Capital expenditures	(7,601)	(4,570)
Acquisition of business	(21,667)	(7,265)
Acquisition of asset	—	(3,989)
Other	—	(21)
Net cash used in investing activities	(29,268)	(15,845)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(18,658)	(1,041)
Proceeds from borrowings on Revolving Loan Facility	9,500	—
Principal payments on finance lease obligations	(610)	(241)
Proceeds from mortgage and term loan	—	2,380
Principal payments on mortgage and term loan	(95)	(21)
Cash dividends paid	—	(1)
Proceeds from stock option exercises	1	2
Net cash (used in) provided by financing activities	(9,862)	1,078
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	35
Net (decrease) increase in cash and cash equivalents	(18,264)	28,290
Cash, cash equivalents and restricted cash beginning of period	50,061	30,321
Cash, cash equivalents and restricted cash end of period	$31,797	$58,611
Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(142)	$(526)
Decrease in prepaid expenses and other current assets	1,442	12,308
Increase in accounts payable, accrued expenses and accrued interest	1,325	4,511
Change in prepaid corporate income taxes and corporate income taxes payable	(22)	3,474
Increase in deferred revenue	616	3,282
Net change in certain working capital components	$3,219	$23,049
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$5,175	$5,853
Cash payments for income taxes	$105	$511

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$29,823	$48,088
Restricted cash included in other assets(a)	1,974	1,973
Total cash, cash equivalents and restricted cash	$31,797	$50,061
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
As of June 30, 2019, the Company owned and operated 190 fitness clubs (“clubs”) under various brand names, primarily located in the United States of America.
The Company’s operations are conducted mainly through its clubs and aggregated into one reportable segment. Each of the clubs has similar economic characteristics, services, product offerings and revenues are derived primarily from services to the Company’s members. The Company’s chief operating decision maker is the Chief Executive Officer. The operating segment is the level at which the chief operating decision maker manages the business and reviews operating performance in order to make business decisions and allocate resources. The Company determined that the business is managed and operating performance is reviewed on a consolidated company level and therefore that it has one operating segment.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2018 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019.
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
The Company’s 2013 Senior Credit Facility is due on November 15, 2020. The Company is currently evaluating its refinancing options. The Company, from time to time, communicates with its existing lenders and/or new potential lenders or investors regarding the availability of debt and/or equity financing to fund working capital and for general corporate purposes, including, without limitation, refinancing the Company’s existing debt and/or to fund acquisitions. Any potential financing will be subject to, among other factors, receipt of satisfactory terms which will depend on market and industry conditions as well as the Company’s operating performance at such time. There can be no assurance that the Company will be able to refinance its debt at market rates and as such may have to seek alternative financing.
Certain reclassifications were made to the reported amounts in the consolidated balance sheet as of December 31, 2018 to conform to the presentation as of June 30, 2019.
Change in Estimated Average Membership Life
The average membership life was 20 months for the six months ended June 30, 2019 and 26 months for the full-year 2018. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis. Joining fees, as well as related direct and incremental expenses of membership acquisition, which may include sales commissions, bonuses and related taxes and benefits, are deferred and recognized, on a straight-line basis, in operations over the estimated average membership life or 12 months to the extent these costs are related to the first annual fee paid within 45 days of enrollment. Annual fees are amortized over 12 months.
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
In February 2016, the FASB issued ASU 2016-02, “Leases" (Topic 842)" and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses will depend on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 6 - Leases for further detail.
3.    Revenue
Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Membership dues	$89,868	$85,549	$178,691	$167,830
Initiation and processing fees	403	332	832	669
Membership revenue	90,271	85,881	179,523	168,499
Personal training revenue	20,368	19,179	39,857	37,432
Other ancillary club revenue	6,388	5,987	12,787	10,791
Ancillary club revenue	26,756	25,166	52,644	48,223
Fees and other revenue	1,677	1,282	3,135	2,718
Total revenue	$118,704	$112,329	$235,302	$219,440
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
The estimated average membership life was 20 months for the six months ended June 30, 2019 and 26 months for the full-year of 2018. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. The Company had collected approximately $12,500 for unused and expired personal training sessions that had not been recognized as revenue and which was recorded as deferred revenue as of both June 30, 2019 and December 31, 2018. For six of the jurisdictions in which the Company operates, the Company has concluded, based on opinions from outside counsel, that monies paid to the company for unused and expired personal training sessions were not escheatable. For the remaining jurisdictions in which the Company operates, the Company has likewise concluded that the monies paid to the company for unused personal training sessions were not escheatable, regardless of whether they expire. However, the Company has not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. This could have a material adverse effect on the Company’s cash flows. The State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.
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
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three and six months ended June 30, 2019, the Company recognized revenue of $5,897 and $18,521, respectively, that was included in the deferred revenue balance as of December 31, 2018.
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

4.    Long-Term Debt

	June 30, 2019	December 31, 2018
2013 Term Loan Facility outstanding principal balance	$179,177	$197,835
2013 Revolving Credit Facility borrowings	9,500	—
Finance lease liabilities	7,144	3,817
Less: Unamortized discount	(1,434)	(1,936)
Less: Deferred financing costs	(463)	(634)
Less: Current portion due within one year	(13,669)	(21,080)
Long-term portion	$180,255	$178,002
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. During the six months ended June 30, 2019, TSI LLC had made a total of $18,658 in principal payments on the 2013 Term Loan Facility which included the required excess cash flow payment.
In May 2017 and February 2019, TSI LLC loaned $5,000 and $2,000, respectively, to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In April 2019, TSI Group repaid the outstanding loan balance of $6,900. In addition to the interest payments, TSI Group was required to repay 1.0% of the principal amount of the loan, $70 per annum, on a quarterly basis commencing September 30, 2017. The loan was secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35,000 to TSI Holdings. In June 2019, TSI LLC paid a dividend of $16,000 to TSI Holdings as permitted under the 2013 Credit Facility. As of June 30, 2019, TSI Group had a cash balance of approximately $10,788.
As of June 30, 2019, TSI LLC had outstanding letters of credit of $2,459 under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. On June 27, 2019, TSI LLC borrowed $9,500 under the 2013 Revolving Loan

Facility to fund TSI LLC working capital and repaid the full amount on July 3, 2019. The Company also had $1,974 in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2019 was $3,041, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had $36,276 of excess cash flow, as defined in the 2013 Senior Credit Facility, resulting in a principal payment of $18,138 paid in April 2019. In June 2019, TSI LLC paid a dividend of $16,000 to TSI Holdings using the cumulative retained excess cash flow. The next excess cash flow payment is due in April 2020, if applicable. The Company does not expect such payment will be required.
As of June 30, 2019, the 2013 Term Loan Facility has a gross principal balance of $179,177 and a balance of $177,280 net of unamortized debt discount of $1,434 and unamortized debt issuance costs of $463. As of June 30, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.

Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $173,343, or 97%, and $183,987, or 93%, at June 30, 2019 and December 31, 2018, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.

5.    Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3,150 with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3,

2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of June 30, 2019, this mortgage note had an outstanding principal balance of $3,099, net of principal payments of $51.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 in the form of an operating account. As of June 30, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1,838 and $395, respectively, reflecting net of principal payments of $42 for the Mortgage Note and $105 for the Term Note.
The carrying amount of the mortgage notes and Term Note approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
6.    Leases
The Company leases office, warehouse and multi-recreational facilities under non-cancelable operating leases. Also, the Company has operating and finance leases for certain equipment. In addition to base rent, the facility leases generally provide for additional payments to cover common area maintenance charges incurred and to pass along increases in real estate taxes. Also, certain leases provide for additional rent based on revenue or operating results of the respective facilities. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $4,018 as of June 30, 2019. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

The balance sheet classification of lease assets and liabilities was as follows:

	Balance Sheet Classification	June 30, 2019
Assets
Operating lease assets, gross	Operating lease right-of-use assets, net	$626,855
Accumulated amortization	Operating lease right-of-use assets, net	(35,181)
Total operating lease assets	Operating lease right-of-use assets, net	591,674
Fixed assets, gross	Fixed assets, net	8,337
Accumulated depreciation	Fixed assets, net	(1,077)
Total finance lease assets	Fixed assets, net	7,260
Total lease assets		$598,934
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$72,709
Finance leases	Current portion of long-term debt	1,805
Non-current
Operating leases	Long-term operating lease liabilities	562,063
Finance leases	Long-term debt	5,339
Total lease liabilities		$641,916
The components of lease costs were as follows:

	Statement of Operations Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	Club operating	$30,167	$60,189
Amortization of lease assets	Depreciation and amortization	366	625
Interest on lease liabilities	Interest expense	104	158
Finance lease costs		470	783
Variable lease costs	Club operating	141	351
Sublease income	Fees and other revenue	(909)	(1,775)
Total lease costs		$29,869	$59,548
As of June 30, 2019, the maturities of our lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2019	$59,720	$1,208	$60,928
2020	118,112	2,385	120,497
2021	110,358	2,364	112,722
2022	102,453	1,909	104,362
2023	93,683	545	94,228
2024 and thereafter	427,709	—	427,709
Total lease payments	912,035	8,411	920,446
Less: imputed interest	(277,263)	(1,267)	(278,530)
Lease liabilities	$634,772	$7,144	$641,916

As of December 31, 2018, future minimum rental payments by fiscal year under non-cancelable leases and future capital lease payments are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2019	$110,215
2020	107,143
2021	96,768
2022	83,766
2023	70,892
2024 and thereafter	325,644
Total	$794,428
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

Minimum Annual Rental
Year Ending December 31,
2019	$2,477
2020	1,658
2021	1,189
2022	485
2023	5
2024 and thereafter	—
Total	$5,814
The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	9.0 years
Finance leases	3.6 years
Weighted average discount rate
Operating leases	8.0%
Finance leases	9.1%
Supplemental cash flow information related to leases was as follows:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$59,531
Operating cash flows from finance leases	$158
Financing cash flows from finance leases	$610
Leased assets obtained in exchange for new operating lease liabilities	$17,812
Leased assets obtained in exchange for new finance lease liabilities	$3,937
7.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May

1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $67 and $133 for the three and six months ended June 30, 2019, respectively, compared to $67 and $134 for the three and six months ended June 30, 2018, respectively. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.
8.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of June 30, 2019, $15,832 of the cash balance of $29,823 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding — basic	26,580,772	25,844,061	26,512,737	25,776,919
Effect of dilutive share based awards	—	740,051	—	739,045
Weighted average number of common shares outstanding — diluted	26,580,772	26,584,112	26,512,737	26,515,964
(Loss) earnings per share:
Basic	$(0.05)	$0.02	$(0.13)	$0.07
Diluted	$(0.05)	$0.02	$(0.13)	$0.07

For the three and six months ended June 30, 2019, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods. There would have been no anti-dilutive shares had the Company not been in a net loss position for this period.

For the three and six months ended June 30, 2018, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.
10.    Stock-Based Compensation
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. The Company amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000 in May 2016, by 2,000,000 shares to a total of 6,500,000 in May 2017 and by 2,000,000 shares to a total of 8,500,000 in May 2019.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company's Common Stock on the option grant date. As of June 30, 2019, there were 3,318,657 shares available to be issued under the 2006 Plan. At June 30, 2019, the Company had 22,439 stock options outstanding and 1,378,300 shares of restricted stock outstanding under the 2006 Plan.

Stock Option Awards
The Company did not grant any stock options during the three and six months ended June 30, 2019 and 2018. There was no compensation expense related to stock options outstanding for both the three and six months ended June 30, 2019 and 2018.
Restricted Stock Awards
On January 21, 2019, February 1, 2019, March 20, 2019 and April 2, 2019, the Company issued 672,300, 13,423, 27,987 and 10,941 shares of restricted stock, respectively to employees under the 2006 Plan. The fair value per share for the January 21, 2019, February 1, 2019, March 20, 2019 and April, 2019 restricted stock awards were $6.19, $5.96, $5.36 and $4.57 respectively, representing the closing stock price on the date of grant. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $814 and $1,617 for the three and six months ended June 30, 2019, compared to $556 and $1,162 for the comparable prior-year periods. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $25 and $34 for the three and six months ended June 30, 2019 respectively, compared to $23 and $27 for the comparable prior-year periods.
As of June 30, 2019, a total of $5,449 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.14 years.
Stock Grants
The Company issued 53,692 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2019. The fair value of the shares issued was $5.96 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $320 for each of the six months ended June 30, 2019 and 2018.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of June 30, 2019, shares purchased under this plan did not have a material impact on the Company’s financial statements.
Upon adoption of the MSPP, eligible employees could elect to use up to 20% of their cash compensation (as defined in the MSPP), but in no event more than $200 in any calendar year, to purchase the Company’s common stock generally on a quarterly basis on the open market through a broker (such purchased shares being referred to as “MSPP Shares”). This amount was amended to $300, effective June 15, 2019 pursuant to a Board of Directors meeting held on May 15, 2019, "Amendment No.1" of the MSPP. If the participant holds the MSPP Shares for the requisite period specified in the Plan (two years from the purchase date) and remains an employee of the Company, the participant will receive an award of shares of restricted stock under the Company’s 2006 Stock Incentive Plan, as amended, in an amount equal to the number of MSPP Shares that satisfied the holding period. The award will vest on the second anniversary of the award date so long as the participant remains an employee on the vesting date. Awards granted under the Stock Incentive Plan in any calendar year as a result of participants holding the MSPP Shares for the requisite period will be the lesser of (i) 50% of the shares available for grant under the Stock Incentive Plan and (ii) the number of MSPP Shares that have satisfied the two year holding period.
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of June 30, 2019, there were 771,688 shares of common stock available for issuance pursuant to the ESPP.

Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to ESPP was $6 and $13 for the three and six months ended June 30, 2019. For both the three and six months ended 2018, the Company recorded stock-based compensation expense related to the ESPP of $1.
The fair value of the purchase rights granted under the ESPP for the offering period beginning June 30, 2019 was $0.69. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

June 15, 2019
Grant price	$2.49
Expected term	3 months
Expected volatility	62.97%
Risk-free interest rate	2.21%
Expected dividend yield	—%
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
11.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first half of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 12 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of June 30, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
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

The changes in the carrying amount of goodwill from December 31, 2018 through June 30, 2019 are detailed in the chart below:

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Outlier Clubs	Total
Goodwill	$38,376	$23,348	$1,584	$2,467	$2,380	$1,175	$3,982	$73,312
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(129)	—	(129)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(3,982)	(51,306)
Balance as of December 31, 2018	6,827	7,573	1,584	2,467	2,380	1,046	—	21,877
Acquired goodwill (Refer to Note 12 - Acquisitions)	—	—	—	8,038	—	—	—	8,038
Measurement period adjustments	(5)	544	—	2,079	268	—	—	2,886
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	10	—	10
Balance as of June 30, 2019	$6,822	$8,117	$1,584	$12,584	$2,648	$1,056	$—	$32,811
Amortization expense was $996 and $1,742 for the three and six months ended June 30, 2019, respectively, compared to $556 and $1,034 for the prior periods. Intangible assets are as follows:

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$7,652	$(5,362)	$2,290	$7,042	$(4,224)	$2,818
Favorable lease commitment(1)	—	—	—	2,390	(553)	1,837
Non-compete agreement	3,761	(637)	3,124	3,050	(295)	2,755
Trade names(2)	5,071	(550)	4,521	2,337	(308)	2,029
	$16,484	$(6,549)	$9,935	$14,819	$(5,380)	$9,439

(1)
Balances in favorable lease commitment were reclassified effective January 1, 2019 to Operating lease right-of-use assets in connection with Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance.

(2)	During the three months ended June 30, 2019, the Company discontinued the TMPL trade name and wrote off the remaining net balance of $180.
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
The Company incurred acquisition-related costs of $168 and $317 in the three and six months ended June 30, 2019, respectively, compared to $609 and $1,014 for the comparable prior-year periods. These costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
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

Certain measurement period adjustments were made subsequent to the initial purchase price allocation in the three months ended June 30, 2019, including adjustments related to the valuation of fixed assets and membership lists. The difference in depreciation and amortization of fixed assets and membership lists as a result of the measurement period adjustments was not material.

February 2019
Allocation of purchase price:
Fixed Assets	$8,803
Goodwill	9,856
Definite lived intangible assets:
Trade name	2,221
Membership list	610
Non-compete agreement	1,424
Operating lease right-of-use assets	17,812
Operating lease liabilities	(18,212)
Deferred revenue	(847)
Total allocation of purchase price	$21,667
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
In the three and six months ended June 30, 2019, the Company recorded revenue of $3,441 and $4,527, respectively, and net loss of $420 and $395 related to Around the Clock Fitness. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

December 2018
Allocation of purchase price:
Fixed assets	$3,680
Goodwill	7,041
Definite lived intangible assets:
Membership list	1,435
Trade name	248
Non-compete agreement	717
Deferred revenue	(854)
Total allocation of purchase price	$12,267
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
In the three and six months ended June 30, 2019, the Company recorded revenue of $3,355 and $6,514, respectively, associated with these clubs and net income of $266 and $149, respectively. Such amounts are included in the respective accompanying condensed consolidated statements of operations.

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

September 2018
Allocation of purchase price:
Fixed assets	$2,134
Goodwill	2,648
Definite lived intangible assets:
Membership list	480
Trade name	340
Non-compete agreement	320
Operating lease right-of-use assets	(400)
Deferred revenue	(592)
Total allocation of purchase price	$4,930
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
In the three and six months ended June 30, 2019, the Company recorded revenue of $1,477 an $2,671, respectively, and net loss of $89 and $723, respectively, related to LIV Fitness. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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
In the three and six months ended June 30, 2019, the Company recorded revenue of $541 and $1,032, respectively, and net loss attributable to Town Sports International Holdings, Inc. and subsidiaries of $338 and $765, respectively, related to these two clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations

Acquisition of Palm Beach Sports Clubs
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

August 2018
Allocation of purchase price:
Fixed assets	$5,646
Goodwill	2,728
Definite lived intangible assets:
Membership list	288
Amount due to seller, net	(610)
Deferred revenue	(860)
Non-controlling interest	(495)
Total allocation of purchase price	$6,697

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
In the three and six months ended June 30, 2019, the Company recorded revenue of $1,057 and $2,503, respectively, and net income of $11 and $111, respectively, related to Palm Beach Sports Clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

In the three and six months ended June 30, 2019, the Company recorded revenue of $5,607 and $10,931, respectively, and net loss of $288 and $139, respectively, related to Total Woman Gym and Spa. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Acquisition in the Boston Metropolitan Region
In January 2018, the Company acquired an existing club in the Boston metropolitan region for a purchase price of $2,750 and a net cash purchase price of 2,866 and was accounted for as a business combination. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

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
In the three and six months ended June 30, 2019, the Company recorded revenue of $1,249 and $2,649, respectively, and net loss of $54 and net income of $56, respectively, related to this club. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$118,074	$118,089	$237,264	$230,960
Net (loss) income including non-controlling interests	$(1,557)	$242	$(3,711)	$1,012

(Loss) earnings per share:
Basic	$(0.05)	$0.01	$(0.14)	$0.04
Diluted	$(0.05)	$0.01	$(0.14)	$0.04

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

13.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $72 and $43 for the six months ended June 30, 2019 and 2018, respectively, reflecting a negative effective income tax rate of 2% for the six months ended June 30, 2019 and a positive effective income tax rate of 2% for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the six months ended June 30, 2019 and 2018 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017.
As of June 30, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its net deferred tax assets.
As of June 30, 2019, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2019, since the related income tax returns may no longer be subject to audit in 2019.
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
The Company is also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $4,797 plus $4,138 in interest. In a letter dated January 18, 2019, NYC Department of finance has issued a proposed general tax liability of $5,599, inclusive of $1,569 in interest for audit periods 2010 to 2014. The Company disagrees with the proposed assessment and the Company has consented to extend such assessment period through December 31, 2020.
The Company has not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the Company for the Commonwealth of Massachusetts for the 12 month periods ending December 31, 2014, 2015 and 2016. The Company has agreed to extend the assessment period for the Commonwealth of Massachusetts through March 31, 2019.
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
In June 2019 a consultant of the company commenced an arbitration seeking to recover, inter alia, consulting fees due to him under his Consulting Agreement which expires in October 2020. This case is in its infancy stages, without the Company having had the benefit of discovery, as such the outcome is uncertain. The Company intends to vigorously defend this matter and believes it has meritorious defenses to the claims asserted.
In addition to the litigations discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of June 30, 2019.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of June 30, 2019, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $631. The Company has not recorded a liability with respect to this guarantee obligation as of June 30, 2019 as it concluded that payment under this lease guarantee was not probable.

15.    Subsequent Events

On July 3, 2019, the Company repaid the $9,500 that was borrowed on June 26, 2019 under the 2013 Revolving Credit Facility.

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
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States. Our clubs collectively served approximately 651,000 members as of June 30, 2019. As of June 30, 2019, we owned and operated 190 fitness clubs (“clubs”) under the various brand names, primarily located in the United States of America.

Brand	Count
New York Sports Clubs	101
Boston Sports Clubs	32
Washington Sports Clubs	10
Philadelphia Sports Clubs	5
Lucille Roberts	16
Total Woman Gym and Spa	11
Palm Beach Sports Clubs	3
Christi's Fitness	1
Around the Clock Fitness	6
LIV Fitness	2
New York Sports Clubs - Switzerland	3
190
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
In the six months ended June 30, 2019 we opened seven clubs, six of which were obtained through acquisition. In 2018, we acquired 25 clubs and constructed and opened one new club for which we had an existing lease.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.3% of our total revenue for the six months ended June 30, 2019. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the six months ended June 30, 2019, we generated 16.9% of our revenue from personal training and 5.5% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.
We also receive revenue (approximately 1.3% of our total revenue for the six months ended June 30, 2019) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the six months ended June 30, 2019 and 2018, our monthly average attrition rate was 3.9% and 4.2%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, acquisition related costs, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses. Approximately $6.0 million and $3.6 million, or 45% and 29%, of general and administrative expenses relate directly to club operations for the six months ended June 30, 2019 and 2018, respectively, including general liability insurance, phone and data lines, computer maintenance, business licenses, office and sales supplies, recruiting and training.
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
As of June 30, 2019, our consolidated operating results included five majority owned clubs for which we had control. In addition, we owned 45% and 20%, respectively, of two clubs (one of which operated under a different brand name) for which we applied the equity method of accounting. We also owned one licensed club and provided management services at two locations that we did not have an equity interest.

Historical Club Count
The following table set forth the changes in our club count during each of the quarters in 2018, the full-year 2018, and the first and second quarters of 2019.

	2018					2019
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2
Clubs included in consolidated operating results:
Clubs operated at beginning of period	164	164	175	179	164	183	187
Acquired clubs	2	12	7	4	25	6	—
New clubs opened	—	—	—	1	1	—	1
Club converted to licensed club(3)	(1)	—	—	—	(1)	—	—
Clubs closed	(1)	(1)	(3)	(1)	(6)	(2)	—
Clubs operated at end of period	164	175	179	183	183	187	188
Club included in equity investment at end of period(1)	1	1	1	1	1	1	1
Licensed club operated at end of period(3)	1	1	1	1	1	1	1
Total clubs operated at end of period(1)(2)	166	177	181	185	185	189	190

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes two locations that were managed by us in which we did not have an equity interest.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

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

	2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2
Comparable club revenue	1.7%	1.8%	1.5%	1.1%	(1.8)%	(3.4)%
The comparable club revenue decrease in the six months ended June 30, 2019 was primarily due to a decrease in member count and personal training revenue, partially offset by higher average dues per membership and increased annual fees. The comparable club revenue increase in 2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue, partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	38.4	37.7	38.6	37.3
Club operating	46.3	44.6	46.2	44.9
General and administrative	5.5	5.7	5.7	5.6
Depreciation and amortization	8.5	8.6	8.4	8.5
	98.7	96.6	98.8	96.3
Operating income	1.3	3.4	1.2	3.7
Interest expense	2.7	3.0	2.8	3.0
Equity in the earnings of investees	(0.1)	(0.1)	(0.1)	(0.1)
(Loss) income before benefit for corporate income taxes	(1.3)	0.5	(1.6)	0.8
Benefit for corporate income taxes	—	—	—	—
Net (loss) income including non-controlling interests	(1.3)	0.5	(1.6)	0.8
Less: net loss attributable to non-controlling interests	(0.1)	—	(0.1)	—
Net loss attributable to TSI Holdings	(1.2)%	0.5%	(1.5)%	0.8%

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2019		2018
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$89,868	75.7%	$85,549	76.2%	5.0%
Initiation and processing fees	403	0.3	332	0.3	21.4
Membership revenue	90,271	76.0	85,881	76.5	5.1
Personal training revenue	20,368	17.3	19,179	17.1	6.2
Other ancillary club revenue (1)	6,388	5.2	5,987	5.3	6.7
Ancillary club revenue	26,756	22.5	25,166	22.4	6.3
Fees and other revenue (2)	1,677	1.5	1,282	1.1	30.8
Total revenue	$118,704	100.0%	$112,329	100.0%	5.7%

(1)	Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $6.4 million, or 5.7%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases related to the newly acquired clubs of $11.9 million. These increases were partially offset by the impact of club closures of $1.9 million and a decline in membership dues and personal training in comparable clubs of $3.4 million.
Membership dues revenue increased $4.3 million, or 5.0%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily reflecting the favorable impact of $8.3 million from the newly acquired clubs and an increase in annual fees of $242,000. These increases were partially offset by the impact of club closures of $1.4 million and a decrease due to net member decline of $2.4 million in comparable clubs.

Personal training revenue increased $1.2 million, or 6.2%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the favorable impact from the newly acquired clubs, partially offset by the impact of club closures and a decline in comparable clubs.
Other ancillary club revenue increased $401,000, or 6.7%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the favorable impact from the newly acquired clubs, which included $921,000 related to spa services.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended June 30,
	2019	2018	% Variance
Payroll and related	$45,547	$42,396	7.4%
Club operating	55,017	50,131	9.7
General and administrative	6,493	6,381	1.8
Depreciation and amortization	10,075	9,640	4.5
Total operating expenses	$117,132	$108,548	7.9%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $3.2 million, or 7.4%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily reflecting the impact from the acquired and newly opened clubs of approximately $4.4 million. We were also subject to compliance with minimum wage increases in jurisdictions that we operate in. These increases were partially offset by a decrease in personal training payroll expenses related to lower personal training revenue in comparable clubs and the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $4.9 million, or 9.7%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily reflecting the impact from the newly acquired and opened clubs of $5.1 million, including $2.2 million for rent and occupancy expenses. In addition, rent and occupancy expenses also increased $2.1 million at comparable clubs due to rent escalations. The increase in club operating expenses was also partly due to the impact from the adoption of the new lease standard (Account Standards Codification Topic 842). Partially offsetting these increases were decreases of $1.3 million in club operating expenses reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $112,000, or 1.8%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily reflecting contingencies reserves of $1.0 million, partially offset by decreases in acquisition costs of $441,000, professional fees of $219,000 and miscellaneous fees of $475,000.
Depreciation and amortization. In the three months ended June 30, 2019 compared to the three months ended June 30, 2018, depreciation and amortization expense increased $435,000, or 4.5%, primarily due to the depreciation of assets at our new clubs, partially offset by a decrease at our mature clubs and the impact of closed locations.
Benefit for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $2,000 and $35,000 for the three months ended June 30, 2019 and 2018, respectively, reflecting a negative effective income tax rate of 0.1% for the three months ended June 30, 2019 and an effective income tax rate of 6% for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, we calculated our income tax provision using the estimated annual effective tax rate methodology.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Revenue (in thousands) was comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2019		2018
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$178,691	75.9%	$167,830	76.5%	6.5%
Initiation and processing fees	832	0.4	669	0.3	24.4
Membership revenue	179,523	76.3	168,499	76.8	6.5
Personal training revenue	39,857	16.9	37,432	17.1	6.5
Other ancillary club revenue (1)	12,787	5.5	10,791	4.9	18.5
Ancillary club revenue	52,644	22.4	48,223	22.0	9.2
Fees and other revenue (2)	3,135	1.3	2,718	1.2	15.3
Total revenue	$235,302	100.0%	$219,440	100.0%	7.2%

(1)	Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $15.9 million, or 7.2%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily related to increases of $25.5 million at the newly acquired clubs and an increase in annual fees of $898,000. These increases were partially offset by the impact of club closures of $3.9 million and a decline in membership dues and personal training in comparable clubs of $5.3 million.
Membership dues revenue increased $10.9 million, or 6.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily reflecting the favorable impact of $17.7 million from the newly acquired clubs and increased annual fees. These increases were partially offset by the impact of club closures of $3.0 million and a decrease due to net member decline of $3.5 million in comparable clubs.
Personal training revenue increased $2.4 million, or 6.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the favorable impact from the newly acquired clubs, partially offset by the impact of club closures and a decline in comparable clubs.
Other ancillary club revenue increased $2.0 million, or 18.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the favorable impact from the newly acquired clubs, which included $1.8 million related to spa services.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Six Months Ended June 30,
	2019	2018	% Variance
Payroll and related	$90,870	$81,870	11.0%
Club operating	108,593	98,495	10.3
General and administrative	13,363	12,292	8.7
Depreciation and amortization	19,660	18,768	4.8
Total operating expenses	$232,486	$211,425	10.0%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $9.0 million, or 11.0%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily reflecting the impact from the acquired and newly opened clubs of approximately $10.7 million. We were also subject to compliance with minimum wage increases of approximately $1.4 million in jurisdictions that we operate. These increases were partially offset by a decrease in personal training payroll expenses related to lower personal training revenue in comparable clubs and the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $10.1 million, or 10.3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily reflecting the impact from the newly acquired and opened clubs of $11.0 million, including $5.6 million for rent and occupancy expenses. In addition, rent and occupancy expenses also increased $4.9 million at comparable clubs due to rent escalations. The increase in club operating expenses was also partly due to the impact from the adoption of the new lease standard (Account Standards Codification Topic 842). Partially offsetting these increases were decreases of $3.1 million in club operating expenses reflecting the impact of club closures.
General and administrative. General and administrative expenses increased $1.1 million, or 8.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily reflecting an increase from the newly acquired and opened clubs of $977,000, contingencies reserves totaling $1.0 million and an increase in general liability insurance reserves of $490,000, partially offset by decreases in acquisition costs of $697,000, professional fees of $528,000 and miscellaneous expenses of $388,000 and the impact of closed locations.
Depreciation and amortization. In the six months ended June 30, 2019 compared to the six months ended June 30, 2018, depreciation and amortization expense increased $892,000, or 4.8%, primarily due to the depreciation of assets at our new clubs, partially offset by a decrease at our mature clubs and the impact of closed locations.
Benefit for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $72,000 and $43,000 for the six months ended June 30, 2019 and 2018, respectively, reflecting a negative effective income tax rate of 2.0% for the six months ended June 30, 2019 and an effective income tax rate of 2.4% for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, we calculated our income tax provision using the estimated annual effective tax rate methodology.
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
As of June 30, 2019, we had $29.8 million of cash and cash equivalents. Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. Although we deposit our cash with more than one financial institution, as of June 30, 2019, $15.8 million was held at one financial institution. We have not experienced any losses on cash and cash equivalent accounts to date and we do not believe that, based on the credit ratings of the aforementioned institutions, we are exposed to any significant credit risk related to cash at this time.
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
The Company’s 2013 Senior Credit Facility is due on November 15, 2020. The Company is currently evaluating its refinancing options. The Company, from time to time, communicates with its existing lenders and/or new potential lenders or investors regarding the availability of debt and/or equity financing to fund working capital and for general corporate purposes, including, without limitation, refinancing the Company’s existing debt and/or to fund acquisitions. Any potential financing will be subject to, among other factors, receipt of satisfactory terms which will depend on market and industry conditions as well as the Company’s operating performance at such time. There can be no assurance that the Company will be able to refinance its debt at market rates and as such may have to seek alternative financing.
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2019 decreased $22.2 million compared to the six months ended June 30, 2018. Decreases in operating cash included the following:

•	Cash paid for occupancy increased $17.2 million due timing differences in occupancy payments.

•	Cash paid for payroll increased $12.4 million mainly due to the impact from the acquired and newly opened clubs as well as an increase in minimum wages requirements.

Offsetting increases in operating cash included the following:

•	Cash collected for membership dues increased $10.2 million.

•	Cash collected for personal training memberships increased $725,000.

•	Cash collected for recurring annual fees increased $950,000.
Investing Activities. Net cash used in investing activities increased $13.4 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily related to the increase in acquisition activity in 2019. Cash paid in connection with the acquisition of businesses, property and other assets, increased $10.4 million in the 2019 period. The increase in cash used in investing activities was also due to increased capital expenditures, primarily due to continued enhancement or upgrade to our existing clubs, and the remodeling of several clubs.
Financing Activities. Net cash used in financing activities increased $10.9 million, primarily due to the draw down on the 2013 Revolving Loan Facility partially offset by increased principal payments on finance lease obligations, and principal payments on mortgage and term loan in the six months ended June 30, 2019.
As of June 30, 2019, our total principal amount of debt outstanding under our 2013 Term Loan Facility was $179.2 million. We paid $18.1 million in principal payments in April 2019 associated with the $36.3 million excess cash flow at December 31, 2018, with the remaining debt balance maturing on November 15, 2020. This substantial amount of debt could have significant consequences, including:

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of June 30, 2019, TSI LLC had made a total of $18.7 million in principal payments on the 2013 Term Loan Facility.
In May 2017 and February 2019, TSI LLC loaned $5.0 million and $2.0 million respectively to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In April 2019 TSI Group repaid the outstanding loan balance of $6.9 million. In addition to the interest payments, TSI Group was required to repay 1.0% of the principal amount of the loan, $70,000 per annum, on a quarterly basis commencing September 30, 2017. The loan was secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017, TSI LLC made a dividend distribution of $35.0 million to TSI Holdings. In June 2019, TSI LLC paid a dividend of $16.0 million to TSI Holdings as permitted under the 2013 Credit Facility. As of June 30, 2019, TSI Group had a cash balance of approximately $10.8 million.

As of June 30, 2019, TSI LLC had outstanding letters of credit of $2.5 million under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. On June 27, 2019, TSI LLC borrowed $9.5 million under the 2013 Revolving Loan Facility and repaid the full amount on July 3, 2019. The Company also had $2.0 million in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of June 30, 2019 was $3.0 million, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan

Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.

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

In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had $36.3 million of excess cash flow, as defined in the 2013 Senior Credit Facility, resulting in a principal payment of $18.1 million paid in April 2019. In April 2019, TSI LLC paid a dividend of $16.0 million to TSI Holdings using the cumulative retained excess cash flow. The next excess cash flow payment is due in April 2020, if applicable. The Company does not expect such payment will be required.

As of June 30, 2019, the 2013 Term Loan Facility has a gross principal balance of $179.2 million and a balance of $177.3 million net of unamortized debt discount of $1.4 million and unamortized debt issuance costs of $463,000. As of June 30, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3.2 million with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of June 30, 2019, this mortgage note had an outstanding principal balance of $3.1 million, net of principal payments of $51,000.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500,000 in the form of an operating account. As of June 30, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1.8 million and $395,000, respectively, reflecting net of principal payments of $42,000 for the Mortgage Note and $105,000 for the Term Note.
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
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first quarter of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 12 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of June 30, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
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
As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June, 2019 a consultant of the company commenced an arbitration seeking to recover, inter alia, consulting fees due to him under his Consulting Agreement which expires in October 2020. This case is in its infancy stages, without the Company having had the benefit of discovery, as such the outcome is uncertain. The Company intends to vigorously defend this matter and believes it has meritorious defenses to the claims asserted.
In addition to the litigations discussed above, the Company is involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	July 25, 2019

		By:	/s/ Carolyn Spatafora
Carolyn Spatafora
Chief Financial Officer (Duly Authorized Officer)