Form 10-Q
period 2019-09-30
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2019-11-05
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 28,002,197 shares of Common Stock of the registrant outstanding.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2019 and December 31, 2018
(All figures in thousands except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,864	$48,088
Accounts receivable (less allowance for doubtful accounts of $5,093 and $4,578 as of September 30, 2019 and December 31, 2018, respectively)	3,524	3,050
Prepaid corporate income taxes	769	746
Prepaid expenses and other current assets	11,441	10,047
Total current assets	36,598	61,931
Fixed assets, net	148,726	157,677
Operating lease right-of-use assets, net	575,928	—
Goodwill	32,950	21,877
Intangible assets, net	9,019	9,439
Deferred membership costs	1,058	1,803
Other assets	10,139	8,727
Total assets	$814,418	$261,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$3,727	$21,080
Current portion of mortgage and term loan	197	314
Current portion of operating lease liabilities	73,198	—
Accounts payable	4,645	3,672
Accrued expenses	36,659	32,547
Accrued interest	28	34
Deferred revenue	37,862	37,459
Total current liabilities	156,316	95,106
Long-term debt	179,648	178,002
Long-term mortgage and term loan	5,088	5,113
Long-term operating lease liabilities	546,541	—
Deferred lease liabilities	—	44,374
Deferred revenue	82	258
Other liabilities	12,490	11,298
Total liabilities	900,165	334,151
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both September 30, 2019 and December 31, 2018
Common stock, $0.001 par value; issued and outstanding 28,005,697 and 27,192,154 shares at September 30, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	1,165	(1,644)
Accumulated other comprehensive income	1,790	1,841
Accumulated deficit	(88,441)	(73,212)
Total Town Sports International Holdings, Inc. and Subsidiaries stockholders’ deficit	(85,460)	(72,990)
Non-controlling interests	(287)	293
Total stockholders’ deficit	(85,747)	(72,697)
Total liabilities and stockholders’ deficit	$814,418	$261,454
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2019 and 2018
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Club operations	$113,864	$108,709	$346,031	$325,431
Fees and other	1,632	1,464	4,767	4,182
	115,496	110,173	350,798	329,613
Operating Expenses:
Payroll and related	44,976	42,108	135,846	123,978
Club operating	55,789	50,107	164,382	148,602
General and administrative	6,915	6,700	20,278	18,992
Depreciation and amortization	9,456	9,188	29,116	27,956
Impairment of fixed assets	7,189	2,082	7,189	2,082
	124,325	110,185	356,811	321,610
Operating (loss) income	(8,829)	(12)	(6,013)	8,003
Interest expense	3,221	3,493	9,913	9,999
Interest income	(12)	(46)	(56)	(127)
Equity in the earnings of investees	(58)	(79)	(206)	(262)
Loss before provision for corporate income taxes	(11,980)	(3,380)	(15,664)	(1,607)
Provision for corporate income taxes	74	562	146	605
Net loss including non-controlling interests	(12,054)	(3,942)	(15,810)	(2,212)
Less: net (loss) income attributable to non-controlling interests	(321)	4	(581)	4
Net loss attributable to Town Sports International Holdings, Inc. and subsidiaries	$(11,733)	$(3,946)	$(15,229)	$(2,216)
Loss per share:
Basic	$(0.44)	$(0.15)	$(0.57)	$(0.09)
Diluted	$(0.44)	$(0.15)	$(0.57)	$(0.09)
Weighted average number of shares used in calculating loss per share:
Basic	26,592,031	25,849,800	26,539,459	25,801,480
Diluted	26,592,031	25,849,800	26,539,459	25,801,480
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(All figures in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statements of Comprehensive Loss:
Net loss including non-controlling interests	$(12,054)	$(3,942)	$(15,810)	$(2,212)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three and nine months ended September 30, 2019 and 2018	143	60	51	551
Interest rate swap, net of tax of $0, for each of the three and nine months ended September 30, 2019 and 2018	—	—	—	110
Total other comprehensive income, net of tax	143	60	51	661
Total comprehensive loss including non-controlling interests	(11,911)	(3,882)	(15,759)	(1,551)
Comprehensive (loss) income attributable to non-controlling interest	(321)	4	(581)	4
Total comprehensive loss attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(11,590)	$(3,886)	$(15,178)	$(1,555)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED RECONCILIATION OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2019
(All figures in thousands except share and per share data)
(Unaudited)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2018	27,192,154	$25	$(1,644)	$1,841	$(73,212)	$(72,990)	$293	$(72,697)
Stock option exercises	—	1	—	—	—	1	—	1
Common stock grants	53,692	—	320	—	—	320	—	320
Restricted stock grants	713,710	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	8,410	—	7	—	—	7	—	7
Forfeiture of restricted stock	(9,834)	—	—	—	—	—	—	—
Stock-based compensation	—	—	805	—	—	805	—	805
Net loss	—	—	—	—	(2,049)	(2,049)	(150)	(2,199)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)	—	(11)
Balance at March 31, 2019	27,958,132	26	(512)	1,830	(75,261)	(73,917)	143	(73,774)
Stock option exercises	—	—	—	—	—	—	1	1
Restricted stock grants	10,941	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	11,259	—	6	—	—	6	—	6
Forfeiture of restricted stock	(10,001)	—	—	—	—	—	—	—
Stock-based compensation	—	—	814	—	—	814	—	814
Net loss	—	—	—	—	(1,447)	(1,447)	(110)	(1,557)
Foreign currency translation adjustment	—	—	—	103	—	103	—	103
Balance at June 30, 2019	27,970,331	26	308	1,933	(76,708)	(74,441)	34	(74,407)
Restricted stock grants	42,696	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	7,336	—	6	—	—	6	—	6
Forfeiture of restricted stock	(14,666)	—	—	—	—	—	—	—
Stock-based compensation	—	—	851	—	—	851	—	851
Net loss	—	—	—	—	(11,733)	(11,733)	(321)	(12,054)
Foreign currency translation adjustment	—	—	—	(143)	—	(143)	—	(143)
Balance at September 30, 2019	28,005,697	$26	$1,165	$1,790	$(88,441)	$(85,460)	$(287)	$(85,747)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED RECONCILIATION OF STOCKHOLDERS' EQUITY (continued)
For the Nine Months Ended September 30, 2018
(All figures in thousands except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2017	27,149,135	$25	$(4,290)	$1,201	$(74,893)	$(77,957)	$—	$(77,957)
Common stock grants	52,460	—	320	—	—	320	—	320
Restricted stock grants	13,115	—	—	—	—	—	—	—
Stock-based compensation	—	—	606	—	—	606	—	606
Forfeiture of restricted stock	(9,433)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	1,129	1,129	—	1,129
Other increases from non-controlling interests	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	1,604	1,604	—	1,604
Derivative financial instruments	—	—	—	176	—	176	—	176
Foreign currency translation adjustment	—	—	—	619	—	619	—	619
Balance at March 31, 2018	27,205,277	25	(3,364)	1,996	(72,160)	(73,503)	—	(73,503)
Stock option exercises	1,034	—	2	—	—	2	—	2
Shares issued under Employee Stock Purchase Plan	—	—	1	—	—	1	—	1
Forfeiture of restricted stock	(15,542)	—	—	—	—	—	—	—
Stock-based compensation	—	—	556	—	—	556	—	556
Net income	—	—	—	—	601	601	—	601
Derivative financial instruments	—	—	—	(66)	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	(128)	—	(128)	—	(128)
Balance at June 30, 2018	27,190,769	25	(2,805)	1,802	(71,559)	(72,537)	—	(72,537)
Stock option exercises	5,826	—	13	—	—	13	—	13
Shares issued under Employee Stock Purchase Plan	3,360	—	9	—	—	9	—	9
Forfeiture of restricted stock	(17,667)	—	—	—	—	—	—	—
Stock-based compensation	—	—	548	—	—	548	—	548
Net income	—	—	—	—	(3,946)	(3,946)	4	(3,942)
Other increases from non-controlling interests	—	—	—	—	—	—	459	459
Foreign currency translation adjustment	—	—	—	60	—	60	—	60
Balance at September 30, 2018	27,182,288	$25	$(2,235)	$1,862	$(75,505)	$(75,853)	$463	$(75,390)

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(All figures in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss including non-controlling interests	$(15,810)	$(2,212)
Adjustments to reconcile net loss including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	29,116	27,956
Impairment of fixed assets	7,189	2,082
Amortization of debt discount	757	728
Amortization of debt issuance costs	334	449
Non-cash rental expense (income)	138	(2,620)
Share-based compensation expense	2,809	2,040
Net change in deferred taxes	—	110
Net change in certain operating assets and liabilities	1,592	21,232
Decrease (increase) in deferred membership costs	745	(1,354)
Landlord contributions to tenant improvements	51	800
Increase (decrease) in insurance reserves	841	(165)
Other	(692)	(1,292)
Total adjustments	42,880	49,966
Net cash provided by operating activities	27,070	47,754
Cash flows from investing activities:
Capital expenditures	(11,811)	(8,430)
Acquisition of business	(21,667)	(19,010)
Acquisition of asset	—	(3,989)
Other	—	99
Net cash used in investing activities	(33,478)	(31,330)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(19,604)	(1,562)
Proceeds from borrowings on Revolving Loan Facility	9,500	—
Repayments of Revolving Loan Facility	(9,500)	—
Principal payments on finance lease obligations	(1,053)	(400)
Proceeds from mortgage and term loan	—	5,530
Principal payments on mortgage and term loan	(142)	(56)
Cash dividends paid	—	(2)
Proceeds from stock option exercises	1	15
Net cash (used in) provided by financing activities	(20,798)	3,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	57
Net (decrease) increase in cash and cash equivalents	(27,223)	20,006
Cash, cash equivalents and restricted cash beginning of period	50,061	30,321
Cash, cash equivalents and restricted cash end of period	$22,838	$50,327
Summary of the change in certain operating assets and liabilities:
Increase in accounts receivable	$(473)	$(697)
(Increase) decrease in prepaid expenses and other current assets	(84)	8,427
Increase in accounts payable, accrued expenses and accrued interest	3,971	8,947
Change in prepaid corporate income taxes and corporate income taxes payable	37	4,197
(Decrease) increase in deferred revenue	(1,859)	358
Net change in certain working capital components	$1,592	$21,232
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$9,073	$8,773
Cash payments for income taxes	$119	$496

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$20,864	$48,088
Restricted cash included in other assets(a)	1,974	1,973
Total cash, cash equivalents and restricted cash	$22,838	$50,061
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
As of September 30, 2019, the Company owned and operated 187 fitness clubs (“clubs”) under various brand names, primarily located in the United States of America.
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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s December 31, 2018 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019.
During the three months ended September 30, 2019, the Company identified an error relating to an overstatement of club operating expenses for utility accruals at certain clubs in prior periods. The error was corrected on a cumulative basis in the three months ended September 30, 2019. This out-of-period adjustment resulted in a decrease in club operating expenses of approximately $761 and $669 for the three and nine months ended September 30, 2019, respectively.  The Company assessed the materiality of these errors on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108. The Company concluded that the errors were not material to any of the previously issued consolidated financial statements and the impact of correcting these errors in the three months ended September 30, 2019 is not material to the current condensed consolidated financial statements, and is not expected to be material to the full year financial statements. The Company appropriately reflected club operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.
The Company continues to experience revenue pressure as the fitness industry is highly competitive in the areas in which the Company operates. The Company continues to strategize on improving its financial results and focuses on increasing membership to increase revenue. The Company may consider additional actions within its control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets.
The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives, including those mentioned above. It is also important for the Company to generate positive revenue from clubs operating for more than 12 months (“comparable club revenue”). Failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and its operations, and the Company would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, the deferral of capital expenditures and debt restructuring. There can be no assurance that such alternatives would be available to the Company or that the Company would be successful in their implementation.
As of September 30, 2019, the Company’s cash balance is $20,864. The Company’s 2013 Senior Credit Facility is due on November 15, 2020. There can be no assurance that the Company will be able to refinance its debt at market rates and as such the Company may have to seek alternative financing, if available. If the Company cannot obtain refinancing, the remaining principal balance of the 2013 Term Loan of $178,231 will become payable on November 15, 2020. The Company does not have the cash on hand or other sources of available liquidity to satisfy this obligation.
Certain reclassifications were made to the reported amounts in the consolidated balance sheet as of December 31, 2018 to conform to the presentation as of September 30, 2019.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses will depend on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 6 - Leases for further detail.
3.    Revenue
Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Membership dues	$89,687	$84,162	$268,378	$251,992
Initiation and processing fees	122	337	954	1,006
Membership revenue	89,809	84,499	269,332	252,998
Personal training revenue	18,222	18,019	58,079	55,451
Other ancillary club revenue	5,833	6,191	18,620	16,982
Ancillary club revenue	24,055	24,210	76,699	72,433
Fees and other revenue	1,632	1,464	4,767	4,182
Total revenue	$115,496	$110,173	$350,798	$329,613
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
The estimated average membership life was 20 months for the nine months ended September 30, 2019 and 26 months for the full-year of 2018. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. For six of the jurisdictions in which the Company operates, the Company has concluded, based on opinions from outside counsel, that monies paid to the company for unused and expired personal training membership sessions were not escheatable. For the remaining jurisdictions in which the Company operates, the Company has likewise concluded that the monies paid to the company for unused personal training sessions were not escheatable, regardless of whether they expire. However, the Company has not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. As of September 30, 2019 and December 31, 2018, the Company had approximately $12,400 of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue, approximately $10,600 of which related to the State of New York. This could have a material adverse effect on the Company’s cash flows. Specifically, the State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.
In addition to the prepaid personal training sessions the Company also offers a personal training membership product which generally consists of multi-session packages. These sessions provided by the membership product are at a discount to our stand-alone session pricing and are generally required to be used in each respective month. Revenue related to this product is recognized in each respective month.
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
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three and nine months ended September 30, 2019, the Company recognized revenue of $3,635 and $22,156, respectively, that was included in the deferred revenue balance as of December 31, 2018.
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
4.    Long-Term Debt

	September 30, 2019	December 31, 2018
2013 Term Loan Facility outstanding principal balance	$178,231	$197,835
Finance lease liabilities	6,700	3,817
Less: Unamortized discount	(1,178)	(1,936)
Less: Deferred financing costs	(378)	(634)
Less: Current portion due within one year	(3,727)	(21,080)
Long-term portion	$179,648	$178,002
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
On November 8, 2018, the 2013 Senior Credit Facility was amended (the “Second Amendment”), which modified the revolving loan facility amount from $45,000 to $15,000, and extended the maturity date from November 15, 2018 to August 14, 2020. In addition, the Second Amendment stated that the Company is not able to utilize more than 20% or $3,000 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeds 4.00:1.00 (calculated on a proforma basis to give effect to any borrowing). Previously, the Company was not able to utilize more than 25% or $11,250 in accordance with terms of the 2013 Revolving Loan Facility if the total leverage ratio exceeded 4.50:1.00 (calculated on a proforma basis to give effect to any borrowing).
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. During the nine months ended September 30, 2019, TSI LLC made a total of $19,604 in principal payments on the 2013 Term Loan Facility, which included the required excess cash flow payment of $18,138.
In May 2017 and February 2019, TSI LLC loaned $5,000 and $2,000, respectively, to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In April 2019, TSI Group repaid the outstanding loan balance of $6,900. In addition to the interest payments, TSI Group was required to repay 1.0% of the principal amount of the loan, $70 per annum, on a quarterly basis commencing September 30, 2017. The loan was secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017 and June 2019, TSI LLC made dividend distributions of $35,000 and $16,000, respectively, as permitted under the 2013 Credit Facility. As of September 30, 2019, TSI Group had a cash balance of approximately $11,776.

As of September 30, 2019, TSI LLC had outstanding letters of credit of $2,459 under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. On June 27, 2019, TSI LLC borrowed $9,500 under the 2013 Revolving Loan Facility to fund TSI LLC working capital and repaid the full amount on July 3, 2019. The Company also had $1,974 in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2019 was $12,541, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
As of September 30, 2019, the 2013 Term Loan Facility has a gross principal balance of $178,231 and a balance of $176,675 net of unamortized debt discount of $1,178 and unamortized debt issuance costs of $378. As of September 30, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $151,497, or 85%, and $183,987, or 93%, at September 30, 2019 and December 31, 2018, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
5.    Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3,150 with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3,

2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of September 30, 2019, this mortgage note had an outstanding principal balance of $3,084, net of principal payments of $66.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 in the form of an operating account. As of September 30, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1,829 and $372, respectively, reflecting net of principal payments of $51 for the Mortgage Note and $128 for the Term Note.
The carrying amount of the mortgage notes and Term Note approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
6.    Leases
The Company leases office, warehouse and multi-recreational facilities under non-cancelable operating leases. Also, the Company has operating and finance leases for certain equipment. In addition to base rent, the facility leases generally provide for additional payments to cover common area maintenance charges incurred and to pass along increases in real estate taxes. Also, certain leases provide for additional rent based on revenue or operating results of the respective facilities. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $4,018 as of September 30, 2019. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

The balance sheet classification of lease assets and liabilities was as follows:

	Balance Sheet Classification	September 30, 2019
Assets
Operating lease assets, gross	Operating lease right-of-use assets, net	$627,942
Accumulated amortization	Operating lease right-of-use assets, net	(52,014)
Total operating lease assets	Operating lease right-of-use assets, net	575,928
Finance lease assets, gross	Fixed assets, net	8,337
Accumulated depreciation	Fixed assets, net	(1,493)
Total finance lease assets	Fixed assets, net	6,844
Total lease assets		$582,772
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$73,198
Finance leases	Current portion of long-term debt	1,835
Non-current
Operating leases	Long-term operating lease liabilities	546,541
Finance leases	Long-term debt	4,865
Total lease liabilities		$626,439
The components of lease costs were as follows:

	Statement of Operations Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	Club operating	$29,976	$90,164
Amortization of lease assets	Depreciation and amortization	417	1,042
Interest on lease liabilities	Interest expense	160	318
Finance lease costs		577	1,360
Variable lease costs	Club operating	174	525
Sublease income	Fees and other revenue	(738)	(2,513)
Total lease costs		$29,989	$89,536
As of September 30, 2019, the maturities of our lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2019	$29,489	$606	$30,095
2020	118,275	2,383	120,658
2021	110,431	2,363	112,794
2022	102,036	1,912	103,948
2023	93,712	548	94,260
2024 and thereafter	430,532	—	430,532
Total lease payments	884,475	7,812	892,287
Less: imputed interest	(264,736)	(1,112)	(265,848)
Lease liabilities	$619,739	$6,700	$626,439

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

Minimum Annual Rental
Year Ending December 31,
2019	$2,477
2020	1,658
2021	1,189
2022	485
2023	5
2024 and thereafter	—
Total	$5,814
The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2019
Weighted average remaining lease term
Operating leases	8.8 years
Finance leases	3.4 years
Weighted average discount rate
Operating leases	8.0%
Finance leases	9.1%
Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$89,424
Operating cash flows from finance leases	$319
Financing cash flows from finance leases	$1,053
Leased assets obtained in exchange for new operating lease liabilities	$17,812
Leased assets obtained in exchange for new finance lease liabilities	$3,937
7.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $65 and $198 for the three and nine months ended September 30, 2019, respectively, compared to $67 and $201 for the three and nine months ended September 30, 2018, respectively. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.
8.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of September 30, 2019, $10,528 of the cash balance of $20,864 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding — basic	26,592,031	25,849,800	26,539,459	25,801,480
Effect of dilutive share based awards	—	—	—	—
Weighted average number of common shares outstanding — diluted	26,592,031	25,849,800	26,539,459	25,801,480
Loss per share:
Basic	$(0.44)	$(0.15)	$(0.57)	$(0.09)
Diluted	$(0.44)	$(0.15)	$(0.57)	$(0.09)

For the three and nine months ended September 30, 2019 and 2018, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods.
For the three months ended September 30, 2019, there would have been 13,314 anti-dilutive shares had the Company not been in a net loss position. For the nine months ended September 30, 2019 as well as the three and nine months ended September 30, 2018, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.
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
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue

Code. The exercise price of a stock option is equal to the fair market value of the Company's Common Stock on the option grant date. As of September 30, 2019, there were 3,290,627 shares available to be issued under the 2006 Plan.
At September 30, 2019, the Company had 22,439 stock options outstanding and 1,339,663 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three and nine months ended September 30, 2019 and 2018. There was no compensation expense related to stock options outstanding for each of the three and nine months ended September 30, 2019 and 2018.
Restricted Stock Awards
During the three and nine months ended September 30, 2019, the Company issued 42,696 and 767,347 shares of restricted stock, respectively, to employees under the 2006 Plan with a weighted average per unit grant-date fair value of $1.64 for the three months ended September 30, 2019 and $5.88 for the nine months ended September 30, 2019. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $851 and $2,470 for the three and nine months ended September 30, 2019, respectively, compared to $548 and $1,710 for the comparable prior-year periods. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $27 and $59 for the three and nine months ended September 30, 2019, respectively, compared to $21 and $48 for the comparable prior-year periods.
As of September 30, 2019, a total of $4,630 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.
Stock Grants
The Company issued 53,692 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2019. The fair value of the shares issued was $5.96 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $320 for each of the nine months ended September 30, 2019 and 2018.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018 (the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of September 30, 2019, shares purchased under this plan did not have a material impact on the Company’s financial statements.
Upon adoption of the MSPP, eligible employees could elect to use up to 20% of their cash compensation (as defined in the MSPP), but in no event more than $200 in any calendar year, to purchase the Company’s common stock generally on a quarterly basis on the open market through a broker (such purchased shares being referred to as “MSPP Shares”). This amount was amended to $300, effective June 15, 2019, pursuant to a Board of Directors meeting held on May 15, 2019, “Amendment No.1” of the MSPP. If the participant holds the MSPP Shares for the requisite period specified in the Plan (two years from the purchase date) and remains an employee of the Company, the participant will receive an award of shares of restricted stock under the Company’s 2006 Stock Incentive Plan, as amended, in an amount equal to the number of MSPP Shares that satisfied the holding period. The award will vest on the second anniversary of the award date so long as the participant remains an employee on the vesting date. Awards granted under the Stock Incentive Plan in any calendar year as a result of participants holding the MSPP Shares for the requisite period will be the lesser of (i) 50% of the shares available for grant under the Stock Incentive Plan and (ii) the number of MSPP Shares that have satisfied the two year holding period.
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of September 30, 2019, there were 764,352 shares of common stock available for issuance pursuant to the ESPP.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to ESPP was $6 and $19 for the three and nine months ended September 30, 2019, respectively compared to $9 and $10 for the comparable prior-year periods.
The fair value of the purchase rights granted under the ESPP for the offering period beginning September 16, 2019 was $0.57 per share. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

September 16, 2019
Grant price	$1.86
Expected term	3 months
Expected volatility	77.78%
Risk-free interest rate	1.97%
Expected dividend yield	—%
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
11.    Asset Impairment
Long-lived assets, particularly leasehold improvements, furniture and fixtures and operating lease right-of-use assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and club closure decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual club level, which is the lowest level for which there are identifiable cash flows. The key assumptions used in the Company’s undiscounted cash flow model include revenue, operating expenses and future capital expenditures. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss is measured as the excess of the carrying amount of the asset group over its fair value. The fair value of the asset group is determined based on the highest and best use of the asset group, which may include the consideration of market rent for the right to use leased assets included in the asset group. The Company may also utilize assumptions related to projected cash flows when estimating the fair value of impaired assets.
In the three and nine months ended September 30, 2019, and the three and nine months ended September 30, 2018, the Company tested underperforming clubs and recorded an impairment charge of $7,189 and $2,082, respectively, on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods. The asset impairment charges are included as a component of club operating expenses in a separate line on the accompanying condensed consolidated statements of operations. In the three and nine months ended September 30, 2019, the fair value of the operating lease right of use assets supported the carrying value and as such, no impairment of these assets was required.
In periods tested, the recoverability of fixed assets and right-of-use assets, Level 3 inputs were used in determining undiscounted cash flows, which are based on internal budgets and forecasts through the end of the life of the primary asset in the asset group which is normally the life of leasehold improvements. For the fixed asset impairment test, the most significant assumptions in those budgets and forecasts relate to estimated membership and ancillary revenue, attrition rates, discount rates, income tax rates, estimated results related to new program launches and maintenance capital expenditures. The fair value of fixed assets evaluated for impairment was determined considering a combination of a market approach and a cost approach. For the right-of-use asset impairment test, the most significant assumptions in those budgets and forecasts were based on a market analysis of the fair value of the applicable real estate operating leases.
12.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first half of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 13 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of September 30, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
The Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.
The Company’s annual goodwill impairment tests as of August 1, 2019 were performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The August 1, 2019 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required.
The changes in the carrying amount of goodwill from December 31, 2018 through September 30, 2019 are detailed in the chart below:

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Outlier Clubs	Total
Goodwill	$38,376	$23,348	$1,584	$2,467	$2,380	$1,175	$3,982	$73,312
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(129)	—	(129)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(3,982)	(51,306)
Balance as of December 31, 2018	6,827	7,573	1,584	2,467	2,380	1,046	—	21,877
Acquired goodwill (Refer to Note 13 - Acquisitions)	—	—	—	8,038	—	—	—	8,038
Measurement period adjustments	(5)	590	—	2,199	268	—	—	3,052
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(17)	—	(17)
Balance as of September 30, 2019	$6,822	$8,163	$1,584	$12,704	$2,648	$1,029	$—	$32,950
Amortization expense was $916 and $2,658 for the three and nine months ended September 30, 2019, respectively, compared to $527 and $1,561 for the prior periods. Intangible assets are as follows:

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Membership lists	$7,652	$(5,932)	$1,720	$7,042	$(4,224)	$2,818
Favorable lease commitment(1)	—	—	—	2,390	(553)	1,837
Non-compete agreement	3,761	(825)	2,936	3,050	(295)	2,755
Trade names(2)	5,071	(708)	4,363	2,337	(308)	2,029
	$16,484	$(7,465)	$9,019	$14,819	$(5,380)	$9,439

(1)
Balances in favorable lease commitment were reclassified effective January 1, 2019 to Operating lease right-of-use assets in connection with Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance.

(2)	In the second quarter of 2019, the Company discontinued the TMPL trade name and wrote off the remaining net balance of $180.

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
The Company incurred acquisition-related costs of $5 and $322 in the three and nine months ended September 30, 2019, respectively, compared to $722 and $1,736 for the comparable prior-year periods. These costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
Certain measurement period adjustments were made subsequent to the initial purchase price allocation in the nine months ended September 30, 2019, including adjustments related to the valuation of fixed assets and membership lists. The difference in depreciation and amortization of fixed assets and membership lists as a result of the measurement period adjustments was not material.

February 2019
Allocation of purchase price:
Fixed Assets	$8,803
Goodwill	9,976
Definite lived intangible assets:
Trade name	2,221
Membership list	610
Non-compete agreement	1,424
Operating lease right-of-use assets	17,812
Operating lease liabilities	(18,212)
Deferred revenue	(967)
Total allocation of purchase price	$21,667
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $3,030 and $7,557, respectively, and net loss of $848 and $1,244 related to Around the Clock Fitness. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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

December 2018
Allocation of purchase price:
Fixed assets	$3,680
Goodwill	7,087
Definite lived intangible assets:
Membership list	1,435
Trade name	248
Non-compete agreement	717
Deferred revenue	(900)
Total allocation of purchase price	$12,267
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $2,953 and $9,467, respectively, associated with these clubs and net loss of $101 for the three months ended September 30, 2019 and net income of $48 for the nine months ended September 30, 2019, respectively. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $1,239 and $3,910 respectively, related to LIV Fitness, and net income of $27 for the three months ended September 30, 2019 and net loss of $696 for the nine months ended September 30, 2019. Such amounts are included in the respective accompanying condensed consolidated statements of operations. In the three and nine months ended September 30, 2018, the revenue and net results related to this acquisition were immaterial to the Company’s condensed consolidated statement of operations.
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $533 and $1,566, respectively, and net loss attributable to Town Sports International Holdings, Inc. and subsidiaries of $439 and $1,203, respectively, related to these two clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations. In the three and nine months ended September 30, 2018, the revenue and net results related to this acquisition were immaterial to the Company’s condensed consolidated statement of operations.
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $1,136 and $3,639, respectively, and net income of $217 and $329, respectively, related to Palm Beach Sports Clubs. In the three and nine months ended September 30, 2018, the Company recorded revenue of $373 and net income of $45 related to Palm Beach Sports Clubs. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $5,289 and $16,219, respectively, and net loss of $37 for the three months ended September 30, 2019 and net income of $102 for the nine months ended September 30, 2019, respectively, related to Total Woman Gym and Spa. In the three and nine months ended September 30, 2018, the Company recorded revenue of $5,387 and $9,899, respectively, and a net loss of $343 and $730, respectively, related to Total Woman. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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
In the three and nine months ended September 30, 2019, the Company recorded revenue of $1,036 and $3,685, respectively, and a net loss of $284 and $228, respectively, related to this club. In the three and nine months ended September 30, 2018, the Company recorded revenue of $1,012 and $3,443, respectively, and a net loss of $280 and $284, respectively, related to this club. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
Unaudited Pro forma Results
The following table provides the Company’s consolidated unaudited pro forma revenues, net income and net income per basic and diluted common share had the results of the acquired businesses’ operations been included in its operations commencing on January 1, 2018, based on available information related to the respective operations. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the acquisitions been consummated at the beginning of the period for which the pro forma information is presented, or of future results and does not account for any operational improvements to be made by the Company post-acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$115,496	$120,487	$352,760	$367,470
Net loss including non-controlling interests	$(11,773)	$(4,706)	$(15,184)	$(2,269)

Loss per share:
Basic	$(0.44)	$(0.18)	$(0.57)	$(0.09)
Diluted	$(0.44)	$(0.18)	$(0.57)	$(0.09)
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
14.    Income Taxes
The Company recorded an income tax provision inclusive of valuation allowance of $146 and $605 for the nine months ended September 30, 2019 and 2018, respectively, reflecting a negative effective income tax rate of 1% for the nine months ended September 30, 2019 and a negative effective income tax rate of 38% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the President of the United States signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the nine months ended September 30, 2019 and 2018 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017.
As of September 30, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its net deferred tax assets.
As of September 30, 2019, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2019, since the related income tax returns may no longer be subject to audit in 2019.
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
In particular, the Company disagrees with the proposed assessment dated December 12, 2016 from the State of New York and attended a conciliation conference with the New York State Department of Taxation and Finance Audit section on June 7, 2017. No settlement was reached at the conference and the proposed assessment was sustained. As such, in a revised letter dated November 30, 2017, the Company received from the State of New York a revised assessment related to tax years 2006 through 2009 for approximately $5,097, inclusive of approximately $2,419 of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals. On November 17, 2017, the Company was notified that the State of New York proposed an adjustment in the amount of approximately $3,906 for the years 2010 to 2014, inclusive of approximately $757 in interest. In November 2018, the Company met with the Department officials for the assessment related to 2010 to 2014. The meeting ended with the Company disagreeing with the proposed assessment for the years in audit. Subsequently, in a letter dated August 16, 2019, the Company was notified that an adjustment was made to the proposed amount of approximately $2,687, inclusive of approximately $778 in interest, along with opening up of the audit period for years 2015-2017. The Company disagrees with the proposed assessment and the Company has consented to extend such assessment period through December 31, 2020.
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
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the Company for the Commonwealth of Massachusetts for the 12 month periods ending December 31, 2014, 2015 and 2016. During the quarter ended September 30, 2019, the audit was closed with no changes.
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
In June 2019, a consultant of the Company commenced an arbitration seeking to recover, inter alia, consulting fees under his Consulting Agreement which expires in October 2020. This case is in its infancy stages, without the Company having had the benefit of discovery, and, as such, the outcome is uncertain. The Company intends to vigorously defend this matter and believes it has meritorious defenses to the claims asserted.
In addition to the litigations discussed above, the Company is involved in various other lawsuits, claims, investigations and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office and the New York Department of Consumer Affairs). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of September 30, 2019.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of September 30, 2019, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $473. The Company has not recorded a liability with respect to this guarantee obligation as of September 30, 2019 as it concluded that payment under this lease guarantee was not probable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “the Company,” “we,” “our,” “TSI Holdings” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries. References to “TSI LLC” refer to Town Sports International, LLC, and “TSI Group” refers to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company. The Company is a diversified holding company owning subsidiaries engaged in a number of business and investment activities. The Company’s largest operating subsidiary, TSI LLC, has been involved in the fitness industry since 1973 and has grown to become one of the largest owners and operators of fitness clubs in the Northeast region of the United States. TSI Group was formed in 2017 to invest in public and private equities and real estate. TSI Holdings’ corporate structure provides flexibility to make investments across a broad spectrum of industries in order to create long-term value for stockholders.
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States and one of the largest fitness club owners and operators in the United States of America. As of September 30, 2019, we owned and operated 187 fitness clubs (“clubs”) and collectively served approximately 630,000 members under various brand names, primarily located in the U.S.

Brand	Count
New York Sports Clubs	100
Boston Sports Clubs	31
Washington Sports Clubs	9
Philadelphia Sports Clubs	5
Lucille Roberts	16
Total Woman Gym and Spa	11
Palm Beach Sports Clubs	3
Christi’s Fitness	1
Around the Clock Fitness	6
LIV Fitness	2
New York Sports Clubs - Switzerland	3
187
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
In the nine months ended September 30, 2019, we opened seven clubs, six of which were obtained through acquisition, and closed five clubs. In 2018, we acquired 25 clubs and constructed and opened one new club for which we had an existing lease. In the 2018 period, we also closed six clubs and transitioned one to a licensed location.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.8% of our total revenue for the nine months ended September 30, 2019. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the nine months ended September 30, 2019, we generated 16.6% of our revenue from personal training and 5.3% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.
We also receive revenue (approximately 1.3% of our total revenue for the nine months ended September 30, 2019) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended September 30, 2019 and 2018, our monthly average attrition rate was 4.3% and 4.6%, respectively.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, acquisition related costs, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses. Approximately $7.1 million and $5.7 million, or 35% and 30%, of general and administrative expenses relate directly to club operations for the nine months ended September 30, 2019 and 2018, respectively, including general liability insurance, phone and data lines, computer maintenance, business licenses, office and sales supplies, recruiting and training.
As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve. Conversely, when our membership base declines, our operating margins are negatively impacted.
At acquired clubs, operating margins may initially decline due to costs related to the acquisition and time to implement and integrate into our process. Our primary capital expenditures relate to routine improvements at our clubs, the construction or acquisition of new club facilities and the upgrade and renovation of our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 2.5% of projected annual revenue. In this regard, facility remodeling is also considered where appropriate.
As of September 30, 2019, our consolidated operating results included five majority owned clubs for which we had control. In addition, we owned 45% and 20%, respectively, of two clubs (one of which operated under a different brand name) for which we applied the equity method of accounting. We also owned one licensed club and provided management services at one location in which we did not have an equity interest.

Historical Club Count
The following table set forth the changes in our club count during each of the quarters in 2018, the full-year 2018, and the first, second and third quarters of 2019.

	2018					2019
	Q1	Q2	Q3	Q4	Full Year	Q1	Q2	Q3
Clubs included in consolidated operating results:
Clubs operated at beginning of period	164	164	175	179	164	183	187	188
Acquired clubs	2	12	7	4	25	6	—	—
New clubs opened	—	—	—	1	1	—	1	—
Club converted to licensed club(3)	(1)	—	—	—	(1)	—	—	—
Clubs closed	(1)	(1)	(3)	(1)	(6)	(2)	—	(3)
Clubs operated at end of period	164	175	179	183	183	187	188	185
Club included in equity investment at end of period(1)	1	1	1	1	1	1	1	1
Licensed club operated at end of period(3)	1	1	1	1	1	1	1	1
Total clubs operated at end of period(1)(2)	166	177	181	185	185	189	190	187

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that were managed by us in which we did not have an equity interest. As of September 30, 2019, we had one remaining managed location.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

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

	2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable club revenue	1.7%	1.8%	1.5%	1.1%	(1.8)%	(3.4)%	(2.9)%
The comparable club revenue decreases in the 2019 quarterly periods were primarily due to a decrease in member count and personal training revenue, partially offset by higher average dues per membership. The comparable club revenue increase in 2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue, partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.

Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	38.9	38.2	38.7	37.6
Club operating	48.3	45.5	46.9	45.1
General and administrative	6.0	6.1	5.8	5.8
Depreciation and amortization	8.2	8.3	8.3	8.5
Impairment of fixed assets	6.2	1.9	2.0	0.6
	107.6	100.0	101.7	97.6
Operating (loss) income	(7.6)	—	(1.7)	2.4
Interest expense	2.8	3.2	2.8	3.0
Equity in the earnings of investees	—	(0.1)	—	(0.1)
Loss before provision for corporate income taxes	(10.4)	(3.1)	(4.5)	(0.5)
Benefit for corporate income taxes	—	0.5	—	0.2
Net loss including non-controlling interests	(10.4)	(3.6)	(4.5)	(0.7)
Less: net loss attributable to non-controlling interests	(0.2)	—	(0.2)	—
Net loss attributable to TSI Holdings	(10.2)%	(3.6)%	(4.3)%	(0.7)%

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2019		2018
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$89,687	77.7%	$84,162	76.4%	6.6%
Initiation and processing fees	122	0.1	337	0.3	(63.8)
Membership revenue	89,809	77.8	84,499	76.7	6.3
Personal training revenue	18,222	15.8	18,019	16.4	1.1
Other ancillary club revenue (1)	5,833	5.0	6,191	5.6	(5.8)
Ancillary club revenue	24,055	20.8	24,210	22.0	(0.6)
Fees and other revenue (2)	1,632	1.4	1,464	1.3	11.5
Total revenue	$115,496	100.0%	$110,173	100.0%	4.8%

(1)	Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $5.3 million, or 4.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases related to the newly acquired clubs of $9.4 million. These increases were partially offset by the impact of club closures of $1.4 million and a decline of $2.7 million in comparable clubs revenue.
Membership dues revenue increased $5.5 million, or 6.6%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily reflecting $7.4 million from the newly acquired clubs. These increases were partially offset by the impact of club closures of $919,000 and a decrease due to net member decline of $931,000 in comparable clubs.

Personal training revenue increased $203,000, or 1.1%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the favorable impact from the newly acquired clubs, partially offset by a decline in comparable clubs and the impact of club closures.
Other ancillary club revenue decreased $358,000, or 5.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to decreased revenue from our Sports Clubs for Kids, partially offset by the favorable impact from the newly acquired clubs.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended September 30,
	2019	2018	% Variance
Payroll and related	$44,976	$42,108	6.8%
Club operating	55,789	50,107	11.3
General and administrative	6,915	6,700	3.2
Depreciation and amortization	9,456	9,188	2.9
Impairment of fixed assets	7,189	2,082	>100%
Total operating expenses	$124,325	$110,185	12.8%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $2.9 million, or 6.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily reflecting the impact from the acquired and newly opened clubs of approximately $4.0 million. We were also subject to compliance with minimum wage increases in jurisdictions in which we operate. These increases were partially offset by a decrease in personal training payroll expenses related to lower personal training revenue in comparable clubs and the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $5.7 million, or 11.3%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily reflecting the impacts of both newly opened and closed clubs. The increase from the newly opened clubs was $4.7 million, including $2.9 million for rent and occupancy expenses. This is offset by the decrease at closed clubs of $1.4 million, including $1.0 million for rent and occupancy expenses.
At comparable club locations, rent and occupancy expenses increased $1.4 million at comparable clubs due to rent escalations and the impact of the adoption of the new lease standard (Accounting Standards Codification Topic 842), marketing expenses increased $948,000, and repair and maintenance expenses increased $699,000. Partially offsetting these increases was a decline of $1.2 million in utilities expenses primarily due to certain utility adjustments and lower rates as compared to prior year.
General and administrative. General and administrative expenses increased $215,000, or 3.2%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily reflecting increased reserve for general liability insurance of $1.1 million and professional fees of $232,000, partially offset by decreases in acquisition costs of $716,000 and contingencies reserves of $440,000.
Depreciation and amortization. In the three months ended September 30, 2019 compared to the three months ended September 30, 2018, depreciation and amortization expense increased $268,000, or 2.9%, primarily due to the depreciation of assets at our new clubs, partially offset by a decrease at our mature clubs and the impact of closed locations.
Provision for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $74,000 and $562,000 for the three months ended September 30, 2019 and 2018, respectively, reflecting an effective income tax rate of 1% for the three months ended September 30, 2019 and 17% for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, we calculated our income tax provision using the estimated annual effective tax rate methodology.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Revenue (in thousands) was comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2019		2018
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$268,378	76.5%	$251,992	76.5%	6.5%
Initiation and processing fees	954	0.3	1,006	0.3	(5.2)
Membership revenue	269,332	76.8	252,998	76.8	6.5
Personal training revenue	58,079	16.6	55,451	16.8	4.7
Other ancillary club revenue (1)	18,620	5.3	16,982	5.2	9.6
Ancillary club revenue	76,699	21.9	72,433	22.0	5.9
Fees and other revenue (2)	4,767	1.3	4,182	1.2	14.0
Total revenue	$350,798	100.0%	$329,613	100.0%	6.4%

(1)	Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $21.2 million, or 6.4%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily related to increases of $34.8 million at the newly acquired clubs. These increases were partially offset by the impact of club closures of $5.3 million and a decline in revenue in comparable clubs of $8.3 million.
Membership dues revenue increased $16.4 million, or 6.5%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily reflecting the favorable impact of $25.5 million from the newly acquired clubs. These increases were partially offset by the impact of club closures of $4.0 million and a decrease due to net member decline of $5.1 million in comparable clubs.
Personal training revenue increased $2.6 million, or 4.7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the favorable impact from the newly acquired clubs, partially offset by a decline in comparable clubs and the impact of club closures.
Other ancillary club revenue increased $1.6 million, or 9.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the favorable impact from the newly acquired clubs, which included increased revenue of $747,000 related to spa services revenue.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	% Variance
Payroll and related	$135,846	$123,978	9.6%
Club operating	164,382	148,602	10.6
General and administrative	20,278	18,992	6.8
Depreciation and amortization	29,116	27,956	4.1
Impairment of fixed assets	7,189	2,082	>100%
Total operating expenses	$356,811	$321,610	10.9%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses increased $11.9 million, or 9.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily reflecting the impact from the acquired and newly opened clubs of approximately $14.5 million. We were also subject to compliance with minimum wage increases of approximately $2.1 million in jurisdictions in which we operate. These increases were partially offset by a decrease in personal training payroll expenses related to lower personal training revenue in comparable clubs and the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $15.8 million, or 10.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily reflecting the impacts of both newly opened and closed clubs. The increase from the newly opened clubs was $15.4 million, including $10.2 million for rent and occupancy expenses. This is offset by the decrease at closed clubs of $4.7 million, including $3.7 million for rent and occupancy expenses.
At comparable club locations, rent and occupancy expenses increased $3.9 million at comparable clubs due to rent escalations and the impact of the adoption of the new lease standard (Accounting Standards Codification Topic 842), marketing expenses increased $1.3 million, and general club maintenance expenses of $1.0 million. Partially offsetting these increases was a decline of $2.0 million in utilities expenses primarily due to certain utility adjustments and lower rates as compared to prior year.
General and administrative. General and administrative expenses increased $1.3 million, or 6.8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily reflecting an increase in general liability insurance reserves of $1.1 million and an increase from the newly acquired and opened clubs of $1.7 million, partially offset by decreases in acquisition costs of $1.4 million.
Depreciation and amortization. In the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, depreciation and amortization expense increased $1.2 million, or 4.1%, primarily due to the depreciation of assets at our new clubs, partially offset by a decrease at our mature clubs and the impact of closed locations.
Provision for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $146,000 and $605,000 for the nine months ended September 30, 2019 and 2018, respectively, reflecting an effective income tax rate of 1% for the nine months ended September 30, 2019 and an effective income tax rate of 38% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, we calculated our income tax provision using the estimated annual effective tax rate methodology.
Liquidity and Capital Resources
We continue to experience revenue pressure as the fitness industry is highly competitive in the areas in which we operate. We continue to strategize on improving our financial results and focus on increasing membership to increase revenue. We may consider additional actions within our control, including certain acquisitions, licensing arrangements, the closure of unprofitable clubs upon lease expiration and the sale of certain assets.
Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives, including those mentioned above. It is also important for us to generate positive comparable club revenue. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, the deferral of capital expenditures and debt restructuring. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of September 30, 2019, our cash balance is $20.9 million. Our 2013 Senior Credit Facility is due on November 15, 2020. There can be no assurance that we will be able to refinance our debt at market rates and as such we may have to seek alternative financing, if available. If we cannot obtain refinancing, the remaining principal balance of the 2013 Term Loan of $178.2 million will become payable on November 15, 2020. We do not have the cash on hand or other sources of available liquidity to satisfy this obligation.
Historically, we have satisfied our liquidity needs through cash generated from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements, debt purchases and other capital expenditures necessary to upgrade, expand and renovate existing clubs. We believe that our existing cash and cash equivalents, and cash generated from operations, will be sufficient to fund capital expenditures, working capital needs and other liquidity requirements associated with our existing operations through at least the next 12 months. To the extent we continue to expand our business through construction of new clubs or acquisitions, we may need to obtain additional sources of financing.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2019 decreased $20.7 million compared to the nine months ended September 30, 2018. Decreases in operating cash included the following:

•	Cash paid for occupancy increased $20.9 million mainly due to timing differences of payments and the impact from the acquired and newly opened clubs.

•	Cash paid for payroll increased $14.5 million mainly due to the impact from the acquired and newly opened clubs, timing of bonus payments as well as an increase in minimum wages requirements.

•	Cash collected for tax refund decreased $4.2 million.

Offsetting increases in operating cash included the following:

•	Cash collected for membership dues increased $17.8 million, including increased recurring annual fees of $2.0 million.
Investing Activities. Net cash used in investing activities increased $2.1 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased capital expenditures, mainly for continued enhancements or upgrades to our existing clubs, and the remodeling of several clubs. This increase was partially offset by the decrease in acquisition activity in 2019. Cash paid in connection with the acquisition of businesses, property and other assets, decreased $1.3 million in the 2019 period.
The Company is in the process of undergoing a club remodel project. While each club remodel is different depending on the needs of the respective club, in general the remodel includes new flooring, new fitness equipment (some of which is leased), locker room upgrades, a new facade, painting and lighting upgrades. Four clubs were completed in the year ended December 31, 2018 for a total of approximately $2.0 million and there are another ten clubs expected to be completed in the years ending December 31, 2019 and 2020. In the nine months ended September 30, 2019, we spent approximately $1.0 million related to this project and expect to spend approximately $3.0 million and $7.0 million in the fourth quarter of 2019 and the year ending December 31, 2020, respectively.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2019 was $20.8 million compared to net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2018. The increase in financing activities was primarily due to increased principal payments on the 2013 Term Loan Facility of $18.0 million and increased principal payments on finance lease obligations of $653,000. Additionally, in the nine months ended September 30, 2018, financing activities consisted of $5.5 million in gross mortgage and related Term Note proceeds.
As of September 30, 2019, our total principal amount of debt outstanding under our 2013 Term Loan Facility was $178.2 million. We paid $18.1 million in principal payments in April 2019 associated with the $36.3 million excess cash flow for year ending December 31, 2018, with the remaining debt balance maturing on November 15, 2020. This substantial amount of debt could have significant consequences, including:

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. During the nine months ended September 30, 2019, TSI LLC made a total of $19.6 million in principal payments on the 2013 Term Loan Facility which included the required excess cash flow payment of $18.1 million.

As of September 30, 2019, TSI LLC had outstanding letters of credit of $2.5 million under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. On June 27, 2019, TSI LLC borrowed $9.5 million under the 2013 Revolving Loan Facility to fund TSI LLC working capital and repaid the full amount on July 3, 2019. The Company also had $2.0 million in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of September 30, 2019 was $12.5 million, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
As of September 30, 2019, the 2013 Term Loan Facility has a gross principal balance of $178.2 million and a balance of $176.7 million net of unamortized debt discount of $1.2 million and unamortized debt issuance costs of $378,000. As of September 30, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3.2 million with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of September 30, 2019, this mortgage note had an outstanding principal balance of $3.1 million, net of principal payments of $66,000.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500,000 in the form of an operating account. As of September 30, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1.8 million and $372,000, respectively, reflecting net of principal payments of $51,000 for the Mortgage Note and $128,000 for the Term Note.
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
Long-lived assets. Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s locations are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold, is removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing web pages and installing or enhancing developed applications on the web servers are capitalized and classified as computer software. Website hosting fees and maintenance costs are expensed as incurred.
Long-lived assets, including fixed assets and operating lease right of use assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized.
Goodwill. Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first half of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 13 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of September 30, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
The Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. The test was performed by comparing the fair value of the Company’s reporting units with carrying amounts and recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The August 1, 2019 annual impairment tests supported the goodwill balance and as such, no impairment of goodwill was required. The goodwill carrying amounts associated with two of the Company’s reporting units, which had excess fair value over its carrying amount of less than 20% based on the results of our 2019 annual impairment assessment, were $12.7 million for Florida and $2.6 million for Puerto Rico as of the impairment test date.
Leases: The Company’s operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At the lease commencement date, the Company’s operating lease right-of-use assets and liabilities are recognized on the Condensed Consolidated Balance Sheets, based on the present value of the remaining lease payments over the lease term. In measuring the Company’s lease liabilities, the remaining lease payments are discounted to present value using a discount rate.
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
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June, 2019 a consultant of the Company commenced an arbitration seeking to recover, inter alia, consulting fees under his Consulting Agreement which expires in October 2020. This case is in its infancy stages, without the Company having had the benefit of discovery, and, as such, the outcome is uncertain. The Company intends to vigorously defend this matter and believes it has meritorious defenses to the claims asserted.
In addition to the litigations discussed above, the Company is involved in various other lawsuits, claims, investigations and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office and the New York City Department of Consumer Affairs). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	November 5, 2019

		By:	/s/ Carolyn Spatafora
Carolyn Spatafora
Chief Financial Officer (Duly Authorized Officer)