Form 10-K
period 2019-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2020-03-20
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
(Mailing address)
(212) 246-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	CLUB	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐  No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $32.7 million (computed by reference to the last reported sale price on The Nasdaq Global Market on that date). The registrant does not have any non-voting common stock outstanding.
As of March 16, 2020, there were 29,564,762 shares of Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed not later than April 29, 2020 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
Item 1.     Business
In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “the Company,” “we,” “our,” “TSI Holdings” and similar references refer to Town Sports International Holdings, Inc. and its subsidiaries. References to “TSI LLC” refer to Town Sports International, LLC, and “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company. The Company is a diversified holding company with subsidiaries engaged in a number of business and investment activities. The Company’s largest operating subsidiary, TSI LLC, has been involved in the fitness industry since 1973 and has grown to become one of the largest owners and operators of fitness clubs in the Northeast region of the United States of America (“United States”, “U.S.”).  TSI Group was formed in 2017 to invest in public and private equities and real estate. TSI Holdings’ corporate structure provides flexibility to make investments across a broad spectrum of industries in order to create long-term value for stockholders.
General
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the United States, particularly in the Northeast and Mid-Atlantic regions. As of December 31, 2019, we owned and operated 186 fitness clubs (“clubs”) and collectively served approximately 605,000 members under various brand names, primarily located in the United States.

Brand	Count
New York Sports Clubs	99
Boston Sports Clubs	31
Washington Sports Clubs	9
Philadelphia Sports Clubs	5
Lucille Roberts	16
Total Woman Gym and Spa	11
Palm Beach Sports Clubs	3
Christi’s Fitness	1
Around the Clock Fitness	6
LIV Fitness	2
New York Sports Clubs - Switzerland	3
186
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
In 2019, we opened seven clubs, six of which were obtained through acquisition, and closed six clubs. In 2018, we acquired 25 clubs and constructed and opened one new club. In 2018, we also closed six clubs and transitioned one to a licensed location.
Over our 46-year history, since incorporating in 1973, we have developed and refined our club formats, which allows us to cost-effectively construct and efficiently operate our fitness clubs in the different real estate environments in which we operate. Our fitness-only clubs average approximately 19,000 square feet, while our multi-recreational clubs average approximately 40,000 square feet. The aggregate average size of our clubs is approximately 26,000 square feet. Our clubs typically have an open fitness area to accommodate cardiovascular and strength-training equipment, as well as special purpose rooms for group fitness classes and other exercise programs. We seek to provide a broad array of high-quality exercise programs and equipment that are popular and effective, promoting a quality exercise experience for our members. When developing clubs, we carefully examine the potential membership base and the likely demand for supplemental offerings such as swimming, basketball, children’s programs, tennis or squash and, provided suitable real estate is available, we will add one or more of these offerings to our fitness-only format. For example, a multi-recreational club in a family market may include Sports Clubs for Kids programs, which can include swim lessons and sports camps for children.
Industry Overview
According to the most recent information released by the International Health, Racquet and Sports Club Association (“IHRSA”), the U.S. health club industry posted growth in revenue, memberships, and number of club locations. Revenue grew to $32.3 billion in 2018 from $30.0 billion in 2017, while membership increased to 62.4 million in 2018 from 60.9 million in 2017. The U.S. club count rose to 39,570 sites in 2018 from 38,477 sites in 2017. Research shows that about one out of five Americans belonged to at least one health club or studio. Since 2008, membership has grown by 37%, while the total number of club-goers has increased by 34%. The total number of health club visits has also increased, amounting to 6.1 billion visits in 2018, up from 4.3 billion in 2008.
According to the Centers for Disease Control and Prevention, state prevalence of obesity continued to remain high across the country in 2018, with no state with a prevalence of obesity less than 20%. In 2018, 48 states had a prevalence of obesity of 25% or more and 31 of these states had a prevalence of obesity 30% or more. As healthcare costs continue to rise in the U.S., some of the focus on combating obesity and other diseases is being directed at prevention. Both government and medical research has shown that exercise and other physical activity plays a critical role in preventing obesity and other health conditions, thereby reducing healthcare costs for treating obesity related sicknesses.
As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe that we are well positioned to benefit from these dynamics as a large operator with recognized brand names, leading regional market shares and an established operating history.

Competitive Strengths
We believe the following competitive strengths are instrumental to our success:
Strong market position with leading brands. Based on number of clubs, we are one of the largest owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. Our strong real estate presence in the New York, Boston, Washington, D.C., and Philadelphia regions enhances convenience to our members. We attribute our positions in these markets in part to the strength of our localized owner and operator brand names, which foster recognition as a local network of quality fitness clubs. Over the last two years, we have expanded into California, Florida and Puerto Rico through acquisitions of existing or established brands.
Regional clustering strategy provides significant benefits to members and corporations. By operating a network of clubs in a concentrated geographic area, the value of our memberships is enhanced by our ability to offer members access to multiple clubs in our network, which provides the convenience of having fitness clubs near a member’s workplace and home. This is also a benefit to our corporate members, as many corporations have employees that will take advantage of multiple gym locations. Approximately half of our members currently have memberships that allow them to use multiple clubs, and because these memberships offer enhanced privileges and greater convenience, they typically generate higher monthly dues than our single club memberships in each respective region. Regional clustering also allows us to provide special facilities to all of our members within a local area, such as swimming pools and squash, tennis and basketball courts, without offering them at every location. In the year ended December 31, 2019, approximately 25% of all club usage was by members visiting clubs other than their home clubs.
A leveraged operating model designed for operational efficiencies. As of December 31, 2019, we owned and operated 186 fitness clubs under various brand names, primarily located in the United States, making us one of the leading owners and operators of fitness clubs in the country. Our portfolio of distinct brands across our regions, combined with our size and scale which allows for strategic and advantageous partnerships with third-party vendors and suppliers, gives us a competitive advantage in the fitness market. We believe that our model enables us to scale more rapidly than our competitors. We have greater resources, which allows us to react to changes in pricing, marketing, and trends in the industry more quickly or effectively than fitness club operators. We may secure better terms from vendors and devote more resources to technology infrastructure, fulfillment and marketing. We also focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging our fixed costs. We believe we can improve financial performance by continuing to reduce expenses through operational efficiencies, leveraging technology and improving labor planning. In addition, we seek to grow our membership revenues in existing clubs through membership growth, optimizing dues and member retention. We also intend to grow our ancillary and other non-membership revenues through a continued focus on increasing the additional value-added services that we provide to our members.
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
Business Strategy
In the long-term, we seek to maximize our net member growth, revenues, earnings and cash flows using the following strategies:
Growth through acquisitions. We plan to continue to expand our club base through selective acquisitions. This is an important element of our corporate strategy as it strengthens our competitive position and expands and enhances the services that we can offer to members. In 2019, we acquired six clubs and constructed and opened one new club. We continuously look to acquire selective locations to continue our expansion of club offerings, including clubs outside of our current regions. In the event we build and/or acquire additional clubs, the club expansion is expected to be funded with cash on hand or through internally generated cash flows. We may also consider certain acquisitions other than health clubs to diversify the business while enhancing shareholder value.
Grow membership revenues. We seek to grow our membership revenues in existing clubs through driving membership growth, optimizing dues and member retention. We believe our offerings are compelling because we include group exercise classes, top of the line equipment, pools and courts in the price of certain memberships, when available. We will continue to consider and make pricing adjustments in order to increase revenue while also driving membership growth.
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
Provide fitness experiences and services. We help educate our members to best practices in their pursuit of fitness, wellness and healthy lifestyles and each of our clubs has an array of cardiovascular machines, resistance training equipment, free weights and functional training zones. We have technicians who service and maintain our equipment on a timely basis. In addition, we have personal viewing television screens on most pieces of cardiovascular equipment which accommodate individual preferences and viewing, and many cardio machines now include embedded technology that offers both entertainment and tracking features that record workout results and communicate with many mobile technologies. Most clubs have between one and three studios used for exercise classes, including at least one large studio used for most group exercise classes, a cycling studio and a mind and body studio used for yoga and Pilates classes. We further offer a large variety of group fitness classes at each club and these classes are accessible to all members. The volume and variety of activities at each club allow each member to enjoy the club, whether customizing their own workout or participating in group activities and classes. In addition, we have a functional training zone within most of our clubs that feature an array of innovative equipment designed to maximize the member’s workout. The functional training zones include a variety of functional training equipment, such as Total Body Resistance Exercise (“TRX” brand) suspension training frame, kettlebells, battle ropes and power sleds. Our functional training zones are open to members for free self-guided workouts, personal training sessions and fee-based programs.
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
We sell individual memberships online for our standard membership types and the websites enable us to sell memberships for pre-established corporate and group programs. The websites also allow our members to give us direct feedback about our service levels and enables prospective members to sign up for a free one-day pass, free class trial or purchase a variety of short term guest passes. The online sales channel offers a high degree of convenience for customers who know and trust our brand and do not require up-front interaction with a membership sales consultant to make their decision. The websites also provide information about the respective club locations, program offerings, exercise class schedules and sales promotions.
Memberships
We offer various types of memberships, including single club access and variations of multiple club access. At certain locations, we also offer memberships that include both gym access and spa services. We also recently added an Elite membership option that includes Flywheel classes.
The membership prices are dependent on club location and whether the member joins under a “month-to-month” or “commit” contract. Under the commit contract, new members commit to a one-year membership, generally at a lower monthly rate than a month-to-month membership. A member may cancel a commit membership at any time for a fee. When the commit contract period is over, they retain membership as a month-to-month member until they choose to cancel. As of December 31, 2019, approximately 86% of our total members were on a month-to-month basis.
In joining a club, a new member signs a membership agreement that typically obligates the member to pay fees (“Joining Fees”) including a one-time initiation fee and the first annual fee. The annual fee is also charged on each anniversary of the enrollment date, however not considered a joining fee after the first payment. As of December 31, 2019, approximately 99% of our members pay their membership dues through monthly electronic fund transfers (“EFT”), with EFT membership revenue constituting approximately 75% of total consolidated revenue for the year ended December 31, 2019.
Usage
Our total club usage, based on the number of member visits, was approximately 29 million and 30 million member visits for the years ended December 31, 2019 and 2018, respectively. In the year ended December 31, 2019, approximately 25% of total usage or club visits was to members’ non-home clubs, indicating that our members take advantage of our network of clubs. Our membership plans allow for club members to elect to pay a per visit fee to use clubs that are not defined in their membership plan.
Non-Membership Revenue
The table below presents non-membership revenue (in thousands) components as a percentage of total revenue for the years ended December 31, 2017 through 2019.

	For the Years Ended December 31,
	2019	%	2018	%	2017	%
Total revenue	$466,760	100.0%	$443,094	100.0%	$403,042	100.0%
Non-Membership Revenue:
Personal training revenue	76,763	16.4%	73,458	16.5%	69,735	17.3%
Other ancillary club revenue(1)	24,393	5.2%	23,293	5.3%	17,197	4.3%
Fees and Other revenue(2)	6,426	1.4%	5,737	1.3%	5,876	1.4%
Total non-membership revenue	$107,582	23.0%	$102,488	23.1%	$92,808	23.0%

(1)	Other ancillary club revenue primarily consists of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consists of rental income, marketing revenue, management fees and laundry service fees.
Club Format and Locations
Our clubs are generally located in middle- or upper-income residential, commercial, urban and suburban neighborhoods within major metropolitan areas that are capable of supporting the development of a cluster of clubs. Our clubs typically have high visibility and are easily accessible. In the New York, Boston, Washington, D.C. and Philadelphia metropolitan regions, we have created clusters of clubs in urban areas and their commuter suburban areas aligned with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges, and standardized facilities and services.
Approximately 67% of our existing clubs are fitness-only and 33% are multi-recreational. Our fitness-only clubs generally range in size from 10,000 to 25,000 square feet and average approximately 19,000 square feet. Our multi-recreational clubs generally range in size from 20,000 to 65,000 square feet, with one club being approximately 200,000 square feet. The average multi-recreational club size is approximately 40,000 square feet.
Our existing club base consists of clubs which we have developed and constructed as well as clubs we have acquired. Over the past three years from January 1, 2017 to December 31, 2019, we opened or acquired 53 clubs, closed or relocated 17 clubs, and transitioned one club to a licensed location. Currently, 93 of our clubs, or approximately 50% of our existing club base, were from acquisitions of privately owned single and multi-club businesses. In the year ended December 31, 2019, we opened or acquired seven clubs and closed six clubs. In 2018, we opened or acquired 26 clubs, closed six clubs and transitioned one to a licensed location.
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
Our clubs also feature personal entertainment units. The units are typically mounted on or near individual pieces of cardiovascular equipment and are equipped with a flat-panel color screen for television viewing. We believe our members prefer the flexibility to view and listen to the programs of their choice during their cardiovascular workout. Recently, most manufacturers are including embedded screens on their newest cardio fitness equipment which offer enhancements to both on-demand entertainment along with workout data tracking and connectivity to most mobile technologies.
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
Our commitment to providing a quality exercise experience to our members also includes group exercise programming. Our instructors teach a variety of classes, including dance, cycling, strength conditioning, boxing, yoga and Pilates. Instructors report through local club management and are further supported by regional managers responsible for ensuring consistency in class content, scheduling, training and instruction. We also provide Small Group Training offerings, which are fee-based programs that have smaller groups, and provide more focused, and typically more advanced classes.
In addition to group exercise, we offer a variety of ancillary programming for children under our Sports Clubs for Kids brand. As of December 31, 2019, Sports Clubs for Kids was being offered in certain club locations throughout our regions. Our Sports Clubs for Kids programming positions our multi-recreational clubs as family clubs, which we believe provides us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, and birthday parties. It also can include non-competitive “learn-to-play” sports programs.

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
All of our clubs use a third-party hosted management system to process memberships, bill members, process point of sales transactions, and track member usage of the clubs. In addition, the management system tracks and analyzes key operating measurements such as membership statistics, cancellations, cross-club utilization, member tenure, and demographic profiles.
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
We regularly implement cost effective technology solutions to accommodate growth, provide network redundancy, secure operating practices, better manage telecommunications and data costs, increase efficiencies in operations and improve management of all components of our technical architecture, including business continuity and recovery. Improvements in the IT infrastructure will continue to be made in the future in order to better serve our business needs. In 2020, we expect to upgrade the network infrastructure, bandwidth, and club Wi-Fi at our current clubs.
Intellectual Property
We have registered various trademarks and service marks with the U.S. Patent and Trademark Office, including, NEW YORK SPORTS CLUBS and NYSC, WASHINGTON SPORTS CLUBS and WSC, BOSTON SPORTS CLUBS and BSC, PHILADELPHIA SPORTS CLUBS and PSC, LUCILLE ROBERTS, TMPL, SPORTS CLUBS FOR KIDS, COMPANIESGETFIT.COM, MASTER CLASS, LATITUDE SPORTS CLUBS, AROUND THE CLOCK, TOTAL WOMEN GYM AND SPA, CHRISTI’S FITNESS, LIV FITNESS CLUBS, WESTBORO TENNIS & SWIM CLUB and PALM BEACH SPORTS CLUBS. We continue to register other trademarks and service marks. We believe that our rights to these properties are adequately protected.
Competition
The fitness club industry is highly competitive and continues to become more competitive. In each of the regions in which we operate, we compete with other fitness clubs, physical fitness and recreational facilities.
We consider the following groups to be our primary competitors in the health and fitness industry:

•	commercial, multi-recreational and fitness-only chains;

•	private studios and other boutique fitness offerings;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	exercise and small fitness clubs; racquet, tennis and other athletic clubs;

•	amenity gyms in apartments, condominiums and offices;

•	weight-reducing salons;

•	country clubs;

•	university fitness centers;

•	the home-use fitness equipment industry; and

•	online fitness coaching.
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
We primarily accept payments for our memberships through EFT from credit cards, and, therefore, we are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, have passed or have considered legislation requiring gyms and health clubs to offer non-automatic renewal membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, if any, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.
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
The tax treatment of membership dues varies by state. Some states in which we operate require sales tax to be collected on membership dues and personal training sessions. Several other states in which we operate have proposed similar tax legislation. These taxes have the effect of increasing the payments by our members, which could impede our ability to attract new members or induce members to cancel their membership.
Changes in any statutes, rules or regulations could have a material adverse effect on our financial condition and results of operations.
Employees
On December 31, 2019, we had approximately 9,200 employees, approximately 1,900 of whom were employed full-time. We are not a party to any collective bargaining agreement with our employees. We operate with an open door policy and encourage a culture of openness, innovation and inclusiveness that creates a high level of work accountability. We have good relations with our employees and are proud to offer them a great work environment with opportunities for growth and development.
Available Information
We make available through our web site at https://www.townsportsinternational.com in the “Investor Relations — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website for the foregoing information at http://www.sec.gov. Occasionally, we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at https://www.townsportsinternational.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling through the “Email Alerts” section at https://www.townsportsinternational.com.
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
Risks Related to Our Business
We have suffered a major interruption in the operation of our business as a result of emergency shutdowns of our clubs mandated by state and local governments across the United States in response to the outbreak of COVID-19. Mandatory closures and other related effects of the COVID-19 pandemic may cause a material adverse effect to our business.
On March 16, 2020, we were mandated to close approximately 95% of our clubs pursuant to the exercise of emergency executive authority invoked by state and local governments in order to combat the spread of the COVID-19 pandemic. Our Florida clubs continue to operate, however it is likely they will eventually be mandated to close as well. We informed all non-executive employees working at clubs which have been ordered to close that their employment with the Company had been terminated with immediate effect. The full extent and duration of such closures and their impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 and the extent and effectiveness of containment actions taken.
The COVID-19 pandemic appears likely to cause significant economic harm across the United States, and the negative economic conditions that result may reduce consumer demand in our industry. We may experience a material loss of customers, revenue and market share as a result of the suspension of our operations. We expect to experience a significant increase in membership terminations during this time, and we may be unable to recover these customers. Our ancillary revenue is derived primarily from the operation of our clubs and will also be negatively impacted by club closures. Consumer habits may also be altered in the medium to long term by restrictions on movement which may increase the prevalence of home, amenity or virtual gym arrangements that compete with our clubs. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our Company during the pendency of emergency restrictions on our operations and beyond.
We cannot predict with certainty when we may be permitted to re-open our locations and we may face significant obstacles to re-opening our clubs. Our need to hire, train and retain new staff may delay re-opening of our temporarily closed locations and inhibit profitability. The suspension of operations mandated in response to COVID-19 and the consequent loss of revenue and cash flow during this period may make it difficult for us to obtain capital necessary to fund the re-opening and maintenance of our clubs.
We have taken some immediate steps to reduce operating costs and to conserve cash. We informed all non-executive employees working at clubs which have been ordered to close that their employment with us was terminated with immediate effect. On March 13, 2020, we borrowed $12.5 million from our 2013 Revolving Credit Facility and we continue to actively manage our cash flow on a daily basis. Additionally, we are undertaking conversations with landlords to discuss rent relief during this period, which may not be successful.
These recent events further contribute to conditions that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Under the terms of the 2013 Term Loan Facility, this is considered an event of default which allows the lenders to call the debt in advance of maturity.
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
In the years ended December 31, 2019 and 2018, we recognized fixed asset impairment charges of $7.2 million and $2.1 million, respectively, at underperforming clubs and closed six clubs each of these years. Some of our club closures and impairments were due, in large part, to the economic and consumer environment, and increased competition in areas in which our clubs operate. If the economic and consumer environment were to deteriorate or not improve or if we are unable to improve the overall competitive position of our clubs, our operating performance may experience declines and we may need to recognize additional impairments of our fixed assets, operating lease right-of-use assets and goodwill, and may be compelled to close additional clubs. In addition, we cannot ensure that we will be able to replace the revenue lost from closed clubs with other club operations. We will continue to monitor the results and changes in expectations of these clubs closely to determine if additional fixed asset or goodwill impairment charges will be necessary.
Any condition that causes people to refrain, or prevents people, from visiting our clubs, such as severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks may adversely affect our business, operating results and financial condition.
Our business and operations could be materially and adversely affected by severe weather or outbreaks of pandemic or contagious diseases, threats of terrorist attacks or other conditions that cause people to refrain, or prevent people, from visiting our clubs. Our business could be severely impacted by a widespread regional, national or global health pandemic. A widespread health pandemic or perception of a health pandemic (such as the COVID-19 or Ebola), whether or not traced to one of our clubs, may cause members and prospective members to avoid public gathering places or otherwise change their behaviors and impact our ability to staff our clubs. Outbreaks of disease, such as influenza, could reduce traffic in our clubs. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect members’ perceptions of our clubs, reduce member and prospective member visits to our clubs and negatively impact demand for our club offerings.
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

Further, terrorist attacks, such as the bombings that occurred in Boston, Massachusetts on April 15, 2013 at finish line of the Boston Marathon and the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect our markets, our operating results or the market on which our common stock trades. Our geographic concentration in the major cities in the Northeast and Mid-Atlantic regions of the United States and, in particular, the New York City and Washington, D.C. areas, heightens our exposure to any such future terrorist attacks, which may adversely affect our clubs and result in a decrease in our revenues. The potential near-term and long-term effect these attacks may have for our members, the markets for our services and the market for our common stock are uncertain; however, their occurrence can be expected to further negatively affect the U.S. economy generally and specifically the regional markets in which we operate. The consequences of any terrorist attacks or any armed conflicts are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.
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
There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals’ access to a broad audience of consumers and other interested persons. Negative commentary about us may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our clubs, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our clubs. Social media platforms may be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, swatting, and illegal mobile applications that infringe our property rights. The inappropriate use of social media vehicles could lead to litigation or result in negative publicity that could damage our reputation.
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

If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.
Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model. Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.
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
If an acquisition is not successfully completed or integrated into our existing operations or does not result in the benefits we expect, as a result of the factors mentioned above or otherwise, our business, financial condition or results of operations may be adversely affected. In addition, failure to integrate successfully or realize the anticipated business opportunities and growth prospects from our acquisitions could result in unanticipated expenses and losses and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Accordingly, in connection with any acquisition, there can be no assurance as to whether or when any benefits or cost synergies we hope to achieve will occur, or the extent to which they actually will be achieved.
We have significant lease obligations. We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.
We have, and will continue to have, significant lease obligations. We lease substantially all of our fitness club locations pursuant to long-term leases (generally 15 to 20 years, plus option periods).  During the next five years, or the period from January 1, 2020 through December 31, 2024, we have leases for 26 club locations that are due to expire without any renewal options, three of which expire in 2020, and 9 club locations that are due to expire with renewal options. For leases with renewal options, several of them provide for our unilateral option to renew for additional rental periods at specific rental rates (for example, based on the consumer price index or stated renewal terms already set in the leases) or based on the fair market rate at the location.  Our ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternate location, could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our revenue, growth and profitability.
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
We currently operate clubs throughout the Northeast and Mid-Atlantic regions of the United States, Florida, California, Puerto Rico and Switzerland. In the case of existing regions, our experience has been that opening new clubs may attract some memberships away from other clubs already operated by us in those regions and diminish their revenues. In addition, as a result of new club openings in existing regions and because older clubs will represent an increasing proportion of our club base over time, our mature club revenue increases may be lower in future periods than in the past.
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
Our cash and cash equivalents are held, primarily, in a small number of commercial banks. These deposits are not collateralized. In the event these banks become insolvent, we would be unable to recover most of our cash and cash equivalents deposited at the banks. Cash and cash equivalents held in one commercial bank as of December 31, 2019 totaled $8.8 million. During 2019, in any one month, the amount held in one commercial bank has been as high as approximately $28.1 million.

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
We recognize revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. For six of the jurisdictions in which we operate, we have concluded, based on opinions from outside counsel, that monies paid to us for unused and expired personal training membership sessions were not escheatable. For the remaining jurisdictions in which we operate, we have likewise concluded that the monies paid to us for unused personal training sessions were not escheatable, regardless of whether they expire. However, we have not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with our position and may claim that we must remit all or a portion of these amounts to such jurisdiction. As of December 31, 2019, we had approximately $12.8 million of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue, approximately $11.0 million of which related to the State of New York.
We may have exposure to additional tax liabilities.
From time to time, we are under audit by federal, state, and local tax authorities and we may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2017), and New York City (2006 through 2014). In particular, we disagree with the assessment dated November 30, 2017, from the New York State related to tax years 2006 through 2009 for approximately $5.1 million, inclusive of approximately $2.4 million of interest. We have appealed the assessment with the New York State Division of Tax Appeals for these tax years.  In a letter dated December 27, 2019, we were notified of an adjustment for an amount of approximately $2.7 million, inclusive of approximately $840,000 in interest for tax years 2010 through 2014.  Also, in a letter dated August 16, 2019, the New York State has also opened the audit period for years 2015-2017. We disagree with the proposed assessment and have consented to extend such assessment period through December 31, 2020.
We are also under examination in New York City (2006 through 2014).  New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $8.9 million, inclusive of $4.1 million in interest. In a letter dated January 18, 2019, New York City Department of Finance has issued a proposed general tax liability of $5.6 million, inclusive of $1.6 million in interest for audit periods 2010 to 2014. We disagreed with the proposed assessment and consented to extend such assessment period through December 31, 2020.
We have not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
Risks Related to Our Leverage and Our Indebtedness
Substantial doubt exists as to our ability to continue as a going concern.
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. Our debt under the 2013 Term Loan Facility, of which $177.8 million was outstanding as of December 31, 2019, is due on November 15, 2020. Our cash balance as of December 31, 2019 was $18.8 million and thus we do not have adequate sources of cash to repay our debt. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to refinance our debt prior to its maturity. There can be no assurance that we will be able to refinance our debt, or if we are able to refinance our debt, that such financing will be on terms favorable to us. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our common stock and the grade of our credit rating, have an adverse impact on our relationship with third parties with whom we do business, including our members, vendors, landlords and employees, and make it challenging for us to issue additional debt to the extent needed.

Further impacting our ability to continue as a going concern is the closure of approximately 95% of our clubs due to the COVID-19 pandemic and the related impact on our results of operations and cash flow, which is described further in the risk factors addressing Risks Related to our Business.
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
We currently have a substantial amount of debt. As of December 31, 2019, the principal amount of debt outstanding under our 2013 Term Loan Facility was $177.8 million. The 2013 Term Loan Facility expires on November 15, 2020. In addition, as of December 31, 2019, we also had outstanding letters of credit of $2.4 million under the 2013 Revolving Credit Facility and an additional $2.2 million of outstanding letters of credit not associated with the 2013 Revolving Credit Facility. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2019 was $12.6 million, with borrowings under such facility subject to the conditions applicable to borrowings under our 2013 Senior Credit Facility, which conditions we may or may not be able to satisfy at the time of borrowing. This substantial amount of debt could have significant consequences, including:

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
We will need to refinance our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt or refinance our existing debt at all. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities, which could adversely affect our ability to refinance existing debt or raise additional capital. These risks could impair our liquidity and would likely have a material adverse effect on our businesses, financial condition and results of operations.
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
The terms of the 2013 Senior Credit Facility, as amended, provide for a financial covenant in the situation where the total utilization of the revolving loan commitments exceeds 20%, or $3.0 million, of the aggregate amount of those commitments. In such event, TSI LLC is required to maintain a total leverage ratio, as defined in the 2013 Senior Credit Facility, of no greater than 4.00:1.00. As of December 31, 2019, TSI LLC had outstanding letters of credit of $2.4 million and a total leverage ratio that was below 4.00:1.00. Other than these outstanding letters of credit, TSI LLC did not have any amounts utilized on the 2013 Revolving Loan Facility. On March 13, 2020, we borrowed $12.5 million from the 2013 Revolving Loan Facility. We expect the total leverage ratio to be greater than 4.00:1.00 for the 12 months ending March 31, 2020.
Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet this and other covenants under the 2013 Senior Credit Facility which could cause a default under the 2013 Senior Credit Facility. If an event of default under the 2013 Senior Credit Facility occurs, the lenders could elect to terminate any and all outstanding undrawn commitments to lend and declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If any such event should occur, we might not have sufficient assets to pay our indebtedness and meet our other obligations, which would have a material adverse effect on our business, financial condition and results of operations.

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
As of March 16, 2020, the Company had two stockholders (including Patrick Walsh, the Chief Executive Officer and Chairman of our board of directors) which, together with each such stockholder's affiliates, beneficially owned 29.6% and 14.2% of our outstanding common stock, respectively, based on public filings made by such stockholders. Each of these stockholders may vote their stock with respect to certain matters, including any determinations with respect to mergers or other business combinations, the acquisition of assets for stock consideration or disposition of all or substantially all of our assets, and the issuance of any additional common stock or other equity securities, in a manner which may not be viewed as beneficial by other stockholders.
Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
In recent years, the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
We lease the remainder of our fitness clubs pursuant to long-term leases (generally 15 to 20 years, plus option periods). In the next five years, or the period from January 1, 2020 through December 31, 2024, we have leases for 26 club locations that are due to expire without any renewal options, three of which are due to expire in 2020, and 9 club locations that are due to expire with renewal options. Renewal options include terms for rental increases based on the consumer price index, fair market rates or stated renewal terms already set in the lease agreements.
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

The following table provides information regarding our club locations:

Region	Count
New York Sports Clubs:
New York	78
New Jersey	18
Connecticut	3
Total New York Sports Clubs	99
Boston Sports Clubs:
Massachusetts	30
Rhode Island	1
Total Boston Sports Clubs	31
Washington Sports Clubs:
Washington, D.C.	6
Maryland	3
Total Washington Sports Clubs	9
Philadelphia Sports Clubs:
Philadelphia	5
Lucille Roberts:
New York	14
New Jersey	2
Total Lucille Roberts	16
Total Woman Gym and Spa:
California	11
Palm Beach Sports Clubs:
Florida	3
Christi’s Fitness
Florida	1
Around the Clock Fitness:
Florida	6
LIV Fitness:
Puerto Rico	2
New York Sports Clubs - Switzerland:
Switzerland	3
Total clubs	186
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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims, investigations and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office and the New York City Department of Consumer Affairs). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on The NASDAQ Global Market, under the symbol CLUB.
Holders
As of March 16, 2020, there were approximately 123 holders of record of our common stock. There are additional holders who are not “holders of record” but who beneficially own stock through nominee holders such as brokers and benefit plan trustees.
Dividends Policy
The Company did not declare any dividends in 2019 and 2018.
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
Issuer Purchases of Equity Securities
We did not purchase any equity securities during the fourth quarter ended December 31, 2019.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than as previously reported in a Current Report on Form 8-K.
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
Overview
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the United States, particularly in the Northeast and Mid-Atlantic regions. As of December 31, 2019, we owned and operated 186 fitness clubs (“clubs”) and collectively served approximately 605,000 members under various brand names, primarily located in the United States.

Brand	Count
New York Sports Clubs	99
Boston Sports Clubs	31
Washington Sports Clubs	9
Philadelphia Sports Clubs	5
Lucille Roberts	16
Total Woman Gym and Spa	11
Palm Beach Sports Clubs	3
Christi’s Fitness	1
Around the Clock Fitness	6
LIV Fitness	2
New York Sports Clubs - Switzerland	3
186
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
In 2019, we opened seven clubs, six of which were obtained through acquisition, and closed six clubs. In 2018, we acquired 25 clubs and constructed and opened one new club. In 2018, we also closed six clubs and transitioned one to a licensed location.
In January 2020, we entered into an agreement (the “Agreement”) to acquire substantially all of the assets of the Flywheel Sports, Inc. studio business (“Flywheel”). This acquisition was subject to various closing conditions. As consideration for the acquisition, we were planning to issue a promissory note to the Sellers in the principal amount of $25.0 million (the “Seller Note”).
In connection with this potential acquisition, in January 2020, we entered into a commitment letter (the “Commitment Letter”) pursuant to which Kennedy Lewis Investment Management, LLC (“KLIM”) committed to provide, subject to the terms and conditions set forth in the Commitment Letter, a second lien secured term loan in an aggregate principal amount of $50.0 million (the “Second Lien Facility”), $25.0 million of which would have been funded by KLIM in cash (the “Cash Commitment”) and $25.0 million of which would have been represented by a conversion of the Seller Note. The proceeds of the Cash Commitment were going to be used, in part, to repay our existing indebtedness. The Second Lien Facility was subject to the consummation of the acquisition and other customary closing conditions.
In February 2020, the Agreement was amended to extend the parties’ right to terminate the Agreement to May 1, 2020. Due to the COVID-19 pandemic and other factors, the Company is evaluating its options as it relates to this acquisition.

Revenue and Operating Expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 77.0% of our total revenue for the year ended December 31, 2019. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the year ended December 31, 2019, we generated 16.4% of our revenue from personal training and 5.2% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.4% of our total revenue for the year ended December 31, 2019) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly-own. We refer to these revenues as Fees and other revenue.
Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In both the years ended December 31, 2019 and 2018, our monthly average attrition rate was 4.1%.
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
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, acquisition related costs, purchasing, member relations, legal and consulting fees, and real estate development expenses. Payroll and related expenses are included in a separate line item on the consolidated statement of operations and are not included in general and administrative expenses. Approximately $9.9 million and $7.9 million, or 36% and 32%, of general and administrative expenses relate directly to club operations in the year ended December 31, 2019 and 2018, respectively, including general liability insurance, phone and data lines, computer maintenance, business licenses, office and sales supplies, recruiting and training.
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
Our primary capital expenditures relate to routine improvements at our clubs, the construction or acquisition of new club facilities and the upgrade and renovation of our existing clubs. The construction and equipment costs vary based on the costs of construction labor, as well as the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and partial replacement of the fitness equipment each year for which we are currently budgeting approximately 1% of projected annual revenue. In this regard, facility remodeling is also considered where appropriate. As of December 31, 2019, our consolidated operating results included five majority owned clubs of which we have control. In addition, we partly-owned two clubs, one of which operated under a different brand name, with ownership percentages of 45% and 20%, respectively, for which we applied the equity method of accounting. We also owned one licensed club and provided management services at one location in which we did not have an equity interest.
Operating (loss) income is impacted by certain charges and benefits which can fluctuate year to year. In 2019 and 2018, operating (loss) income was impacted by fixed asset impairment charges of $7.2 million and $2.1 million, respectively, related to underperforming clubs.

	Year Ended December 31,
	2019	2018
	($ amounts in thousands)
Operating (loss) income	$(6,451)	$12,519
(Decrease) increase over prior period	> (100)%	80.5%
Net (loss) income attributable to Town Sports International Holdings, Inc. and subsidiaries	$(18,558)	$77
Decrease over prior period	> (100)%	(98.2)%
Cash flows provided by operating activities	$30,585	$64,094
(Decrease) increase over prior period	(52.3)%	> 100%
Historical Club Count

	Year Ended December 31,
	2019	2018
Clubs included in consolidated operating results:
Clubs operated at beginning of period	183	164
Acquired clubs	6	25
New clubs opened	1	1
Club converted to licensed club (3)	—	(1)
Clubs closed	(6)	(6)
Clubs operated at end of period	184	183
Club included in equity investment at end of period (1)	1	1
Licensed club operated at end of period (3)	1	1
Total clubs operated at end of period(1)(2)	186	185

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that were managed by us in which we did not have an equity interest. As of December 31, 2019, we had one remaining managed location.

(3)	Represents one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.
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

	Comparable Club Revenue Increase (Decrease)
	Quarter	Full-Year
2019
First Quarter	(1.8)%
Second Quarter	(3.4)%
Third Quarter	(2.9)%
Fourth Quarter	(1.2)%	(2.3)%
2018
First Quarter	1.7%
Second Quarter	1.8%
Third Quarter	1.5%
Fourth Quarter	1.1%	1.6%
The comparable club revenue decrease in full-year 2019 was primarily due to a decrease in member count and personal training revenue, partially offset by higher average dues per membership. The comparable club revenue increase in full-year

2018 was primarily due to higher average dues per membership, increased annual fees and personal training revenue partially offset by a decrease in member count and other ancillary club revenue, particularly our Sports Clubs for Kids programs.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2019	2018
Revenues	100.0%	100.0%
Operating expenses:
Payroll and related	38.8	38.0
Club operating	46.9	44.5
General and administrative	6.0	5.7
Depreciation and amortization	8.2	8.5
Impairment of fixed assets	1.5	0.5
	101.4	97.2
Operating (loss) income	(1.4)	2.8
Interest expense, net	2.8	3.0
Equity in the earnings of investees	(0.1)	(0.1)
Loss before provision (benefit) for corporate income taxes	(4.1)	(0.1)
Provision (benefit) for corporate income taxes	—	(0.1)
Net loss including non-controlling interests	(4.1)	—
Less: net loss attributable to non-controlling interests	(0.1)	—
Net loss attributable to Town Sports International Holdings, Inc. and subsidiaries	(4.0)%	—%
Year ended December 31, 2019 compared to year ended December 31, 2018
Revenue
Revenue (in thousands) was comprised of the following for the periods indicated:

	Year Ended December 31,
	2019		2018
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$358,019	76.7%	$339,397	76.6%	5.5%
Initiation and processing fees	1,159	0.3%	1,209	0.3%	(4.1)%
Membership revenue	359,178	77.0%	340,606	76.9%	5.5%
Personal training revenue	76,763	16.4%	73,458	16.5%	4.5%
Other ancillary club revenue (1)	24,393	5.2%	23,293	5.3%	4.7%
Ancillary club revenue	101,156	21.6%	96,751	21.8%	4.6%
Fees and other revenue (2)	6,426	1.4%	5,737	1.3%	12.0%
Total revenue	$466,760	100.0%	$443,094	100.0%	5.3%
(1) Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.
(2) Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue increased $23.7 million, or 5.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Revenue at clubs opened or acquired in the last 24 months (“new clubs”) increased approximately $39.4 million. These increases were partially offset by a $7.0 million decrease in revenue at clubs closed in the last 24 months and an $8.7 million decrease at clubs operating longer than 24 months.
Membership dues revenue increased $18.6 million, or 5.5%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily reflecting a $28.6 million increase from our new clubs. This increase was partially offset by a decrease in revenue of $5.2 million due to the impact of club closures and a decrease in revenue of $4.7 million due to net member decline at clubs operating longer than 24 months.

Personal training revenue increased $3.3 million, or 4.5%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the favorable impact from our new clubs, partially offset by a decline in personal training at clubs operating longer than 24 months and the impact of club closures.
Other ancillary club revenue increased $1.1 million, or 4.7%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the favorable impact from our new clubs, partially offset by decreased revenue from our Sports Clubs for Kids and small group training programs.
Operating Expenses
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Year Ended December 31,
	2019	2018	$ Variance	% Variance
Payroll and related	$180,945	$168,315	$12,630	7.5%
Club operating	219,065	197,689	21,376	10.8%
General and administrative	27,813	25,047	2,766	11.0%
Depreciation and amortization	38,199	37,442	757	2.0%
Impairment of fixed assets	7,189	2,082	5,107	245.3%
Total operating expenses	$473,211	$430,575	$42,636	9.9%
Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses for the year ended December 31, 2019 increased $12.6 million, or 7.5%, compared to the year ended December 31, 2018, primarily reflecting the impact from our new clubs of approximately $15.6 million. We were also subject to compliance with minimum wage increases of approximately $3.3 million. These increases were partially offset by the impact of club closures of $2.9 million, a decrease in personal training payroll expenses related to lower personal training revenue at clubs operating longer than 24 months of $1.2 million, decreased overhead expenses and other savings initiatives.
Club operating. Club operating expenses increased $21.4 million or 10.8% in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily reflecting the impacts of both newly opened and closed clubs. The increase from the new clubs was $18.0 million, including $11.9 million for rent and occupancy expenses, $2.7 million for utilities, $888,000 for general club maintenance expenses and $820,000 for repair and maintenance expenses. This is offset by the decrease at closed clubs of $5.5 million, including $4.3 million for rent and occupancy expenses and $486,000 in utilities expense.
At comparable club locations, rent and occupancy expenses increased $4.9 million due to rent escalations and the impact of the adoption of the new lease standard (Accounting Standards Codification Topic 842), marketing expenses increased $2.5 million, general club maintenance expenses increased $1.7 million, and repair and maintenance expenses increased $1.5 million. Partially offsetting these increases was a decline of $2.4 million in utilities expenses primarily due to certain utility adjustments and lower rates as compared to prior year.
General and administrative. General and administrative expense increased $2.8 million, or 11.0%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily reflecting the impact from the new clubs of approximately $1.9 million, increased general liability insurance reserves of $1.5 million and increased legal fees of $1.1 million, partially offset by decreases in acquisition related expenses of $2.6 million.
Depreciation and amortization. In the year ended December 31, 2019 compared to the year ended December 31, 2018, depreciation and amortization expense increased $757,000, or 2.0%, primarily due to the depreciation and amortization of assets at our new clubs, partially offset by a decrease at our mature clubs.
Impairment of fixed assets. Due to triggering events, we recorded impairment charges of $7.2 million and $2.1 million at underperforming clubs in the years ended December 31, 2019 and 2018, respectively.
Provision (Benefit) for Corporate Income Taxes
We recorded an income tax provision of $212,000 and an income tax benefit of $357,000 during the year ended December 31, 2019 and 2018, respectively, reflecting an effective income tax rate of (1)% for the December 31, 2019 and 74%

for the year ended December 31, 2018. Separate from the impact of valuation allowance, our effective tax rate was 17% and (41)% for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, we have a net deferred tax liability of $0 as there is a full valuation allowance recorded against the U.S. net deferred tax assets.
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
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We recorded valuation allowances in the amounts of $44.6 million and $39.8 million as of December 31, 2019 and 2018, respectively.
Deferred tax liabilities associated with goodwill generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carry forward period. In recording the valuation allowance, we do not amortize goodwill for book purposes but do amortize goodwill that has tax basis for tax purposes. The deferred tax liability remaining after full valuation allowance at December 31, 2017 related to the tax effect of differences between book and tax basis of intangible assets not expected to reverse during our net operating loss carry forward period. Following the Tax Legislation, the federal net operating losses generated after December 31, 2017 can be carried forward indefinitely and we have considered its deferred tax liabilities related to indefinite lived intangibles as a source of taxable income against its indefinite lived net operating losses.
From time to time, we are under audit by federal, state, and local tax authorities and we may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise. The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2017), and New York City (2006 through 2014). In particular, we disagree with the assessment dated November 30, 2017, from the New York State related to tax years 2006 through 2009 for approximately $5.1 million, inclusive of approximately $2.4 million of interest. We have appealed the assessment with the New York State Division of Tax Appeals for these tax years.  In a letter dated December 27, 2019, we were notified of an adjustment for an amount of approximately $2.7 million, inclusive of approximately $840,000 in interest for tax years 2010 through 2014.  Also, in a letter dated August 16, 2019, the New York State has also opened the audit period for years 2015-2017. We disagree with the proposed assessment and have consented to extend such assessment period through December 31, 2020.
We are also under examination in New York City (2006 through 2014).  New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $8.9 million, inclusive of $4.1 million in interest. In a letter dated January 18, 2019, New York City Department of Finance has issued a proposed general tax liability of $5.6 million, inclusive of $1.6 million in interest for audit periods 2010 to 2014. We disagreed with the proposed assessment and consented to extend such assessment period through December 31, 2020.
We have not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the Company for the Commonwealth of Massachusetts for the 12 month periods ended December 31, 2014, 2015 and 2016. The audit was closed with no changes during 2019.

Liquidity and Capital Resources
Our sources of liquidity are cash and cash equivalents, cash flows from operations and borrowings available under the 2013 Revolving Credit Facility. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and capital expenditures to refresh and/or renovate our clubs.
Our Term Loan Facility matures on November 15, 2020. As such, the outstanding principal of our 2013 Term Loan Facility of $177.8 million was classified as a current liability on our consolidated balance sheet as of December 31, 2019. We do not have sufficient sources of cash to satisfy this obligation on date of maturity. Additionally, our 2013 Revolving Credit Facility expires on August 15, 2020. We are currently working with prospective lenders to refinance the 2013 Credit Facility in advance of its maturity date, however, there can be no assurance that we will be able to refinance its debt, or if we are able to refinance our debt, that such financing will be on terms favorable to us. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
COVID-19 Pandemic: On March 16, 2020, we were mandated to close approximately 95% of our clubs pursuant to the exercise of emergency executive authority invoked by state and local governments in order to combat the spread of the COVID-19 pandemic. Our Florida clubs continue to operate, however it is likely they will eventually be mandated to close as well. The closure of our clubs will have a material adverse effect on revenue and cash flow. There is significant uncertainty as to when the clubs will be allowed to re-open and as such, we are likely to experience reduced customer demand, a significant increase in membership terminations and may be unable to recover these members or generate new ones.
We have taken some immediate steps to reduce operating costs and to conserve cash. We informed all non-executive employees working at clubs which have been ordered to close that their employment with us was terminated with immediate effect. On March 13, 2020, we borrowed $12.5 million from our 2013 Revolving Credit Facility and we continue to actively manage our cash flow on a daily basis. Additionally, we are undertaking conversations with landlords to discuss rent relief during this period, which may not be successful.
These recent events have had a material adverse effect on our results of operations, cash flows and liquidity and as a result, we expect material asset impairments during the quarter ending March 31, 2020, including goodwill in most if not all of our reporting units, club fixed assets, intangible assets and right-of-use assets.
Operating Activities. Net cash provided by operating activities decreased $33.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Decreases in operating cash included the following:

•	Cash paid for occupancy increased $21.5 million mainly due to the impact from the new clubs, and timing differences of payments.

•	Cash paid for payroll increased $16.7 million mainly due to the impact from the new clubs, timing of bonus payments as well as an increase in minimum wages requirements.

•	Cash collected for tax refund decreased $13.6 million.

Offsetting increases in operating cash included the following:

•	Cash collected for membership dues increased $20.6 million, including increased recurring annual fees of $2.7 million.
Investing Activities. Net cash used in investing activities decreased $9.2 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the decrease in acquisition activity in 2019. Cash paid in connection with the acquisition of businesses, property and other assets, decreased $13.6 million in the 2019 period. This decrease was partially offset by increased capital expenditures, mainly for continued enhancements or upgrades to our existing clubs, and the remodeling of several clubs.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2019 was $21.8 million compared to net cash provided by financing activities of $2.6 million for the year ended December 31, 2018. The increase in financing activities was primarily due to increased principal payments on the 2013 Term Loan Facility. We paid $18.1 million in principal payments in April 2019 associated with the $36.3 million excess cash flow for the year ended December 31, 2018. The increase was also due to increased principal payments on finance lease obligations of $923,000. Additionally, in the year ended December 31, 2018, financing activities consisted of $5.5 million in gross mortgage and related term note proceeds.

Consolidated Debt
As of December 31, 2019, our total principal amount of debt outstanding under our 2013 Term Loan Facility was $177.8 million. We paid $18.1 million in principal payments in April 2019 associated with the $36.3 million excess cash flow for year ended December 31, 2018, with the remaining debt balance maturing on November 15, 2020.
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
2013 Senior Credit Facility
On November 15, 2013, TSI LLC, an indirect, wholly-owned subsidiary, entered into a $370.0 million senior secured credit facility (“2013 Senior Credit Facility”), pursuant to a credit agreement among TSI LLC, TSI Holdings II, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Holdings II”), as a Guarantor, the lenders party thereto, Deutsche Bank AG, as administrative agent, and Keybank National Association, as syndication agent. The 2013 Senior Credit Facility consists of a $325.0 million term loan facility maturing on November 15, 2020 (“2013 Term Loan Facility”) and a $15.0 million revolving loan facility maturing on August 14, 2020 (“2013 Revolving Loan Facility”). Proceeds from the 2013 Term Loan Facility of $323.4 million were issued, net of an original issue discount ("OID") of 0.5%, or $1.6 million. The borrowings under the 2013 Senior Credit Facility are guaranteed and secured by assets and pledges of capital stock by Holdings II, TSI LLC, and, subject to certain customary exceptions, the wholly-owned domestic subsidiaries of TSI LLC.
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. As of December 31, 2019, TSI LLC had made a total of $20.1 million in principal payments on the 2013 Term Loan Facility, which included the required excess cash flow payment of $18.1 million in April 2019.
As of December 31, 2019, TSI LLC had outstanding letters of credit of $2.4 million under the 2013 Revolving Credit Facility and a total leverage ratio below 4.00:1.00. The Company also had $2.2 million million in outstanding letters of credit to secure certain lease obligations that were not associated with the 2013 Revolving Credit Facility. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2019 was $12.6 million, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit

Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had $36.3 million of excess cash flow as defined in the 2013 Senior Credit Facility, resulting in a principal payment of $18.1 million paid in April 2019. In June 2019, TSI LLC paid a dividend of $16.0 million to TSI Holdings using the cumulative retained excess cash flow. The excess cash flow calculation performed as of December 31, 2019 did not result in any required payments.
As of December 31, 2019, the 2013 Term Loan Facility has a gross principal balance of $177.8 million and a balance of $176.5 million net of unamortized debt discount of $922,000 and unamortized debt issuance costs of $294,000. As of December 31, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3.2 million with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. December 31,2019, this mortgage note had an outstanding principal balance of $3.1 million, net of principal payments of $82,000.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500,000 in the form of an operating account. As of December 31, 2019, the Mortgage Note and Term Note had an outstanding principal balance of $1.8 million and $349,000, respectively, reflecting net of principal payments of $61,000 for the Mortgage Note and $151,000 for the Term Note.
Recent Changes in or Recently Issued Accounting Standards
For details of applicable new accounting standards, please, see Note 3 — Recent Accounting Pronouncements to our consolidated financial statements in this Annual Report.
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
The most significant assumptions and estimates relate to the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, the estimate of our self-insurance reserves, and the valuations of deferred income tax, leases and business combinations.
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
In the years ended December 31, 2019 and 2018, the Company tested underperforming clubs and recorded impairment charges of $7.2 million and $2.1 million, respectively, on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations during these periods. Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in 2018 and the first half of 2019 and has recorded goodwill as applicable to the appropriate regions. For more information on these acquisitions, refer to Note 6 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of December 31, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
Goodwill. The Company’s annual goodwill impairment test as of August 1, 2019 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using a combined income and market approach with equal weighting on each approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. Under the market approach, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. The August 1, 2019 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required. The goodwill carrying amounts associated with two of the Company’s reporting units, which had excess fair value over its carrying amount of less than 20% based on the results of our 2019 annual impairment assessment, were $12.7 million for Florida and $2.6 million for Puerto Rico as of the impairment test date.
Leases. The Company’s operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At the lease commencement date, the Company’s operating lease right-of-use assets and liabilities are recognized on the Consolidated Balance Sheets, based on the present value of the remaining lease payments over the lease term. In measuring the Company’s lease liabilities, the remaining lease payments are discounted to present value using a discount rate.
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
In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We maintain a valuation allowance in the amounts of $44.6 million and $39.8 million at December 31, 2019 and 2018, respectively. As the Company maintains a full valuation allowance against its outstanding net deferred tax assets, the change in net deferred tax assets due to the rate change was offset by a corresponding change in the valuation allowance.
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
Not applicable.
Item 8.    Financial Statements and Supplementary Data
Our Financial Statements appear following the signature page hereto, are incorporated herein by reference and are listed in the index appearing under Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our management’s assessment using those criteria, our management concluded that, as of December 31, 2019, we maintained effective internal control over financial reporting.
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
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their attestation report included following the signature page hereto, included in Item 15.
Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2020 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Item 11.     Executive Compensation
The information with respect to executive compensation is incorporated herein by reference to the following section of the Proxy Statement: “Executive Compensation.”
The information with respect to compensation of directors is incorporated herein by reference to the following section of the Proxy Statement: “Corporate Governance and Board Matters — Directors’ Compensation for the 2019 Fiscal Year.”
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2020.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ PATRICK WALSH

Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ PATRICK WALSH	Chairman and Chief Executive Officer	March 20, 2020
	Patrick Walsh	(principal executive officer)

By:	/s/ HELEN VAN NESS	Interim Chief Financial Officer	March 20, 2020
	Helen Van Ness	(principal financial and accounting officer)

By:	/s/ MARTIN J. ANNESE	Director	March 20, 2020
Martin J. Annese

By:	/s/ L. SPENCER WELLS	Director	March 20, 2020
L. Spencer Wells

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Town Sports International Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Town Sports International Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a term loan facility maturing in November 2020 and management has determined that it does not have sufficient sources of cash to satisfy this obligation. In addition, as discussed in Note 1, the COVID-19 pandemic has had a material adverse effect on the Company’s results of operations, cash flows and liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
March 20, 2020

We have served as the Company’s auditor since at least 1996. We have not been able to determine the specific year we began serving as auditor of the Company.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(All figures in thousands except share and per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18,808	$48,088
Accounts receivable, net	2,980	3,050
Prepaid corporate income taxes	865	746
Prepaid expenses and other current assets	10,148	10,047
Total current assets	32,801	61,931
Fixed assets, net	146,884	157,677
Operating lease right-of-use assets, net	563,372	—
Goodwill	32,988	21,877
Intangible assets, net	8,220	9,439
Deferred membership costs	1,009	1,803
Other assets	9,004	8,727
Total assets	$794,278	$261,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$178,433	$21,080
Current portion of mortgage and term loan	197	314
Current portion of operating lease liabilities	74,279	—
Accounts payable	4,458	3,672
Accrued expenses	34,568	32,547
Accrued interest	27	34
Deferred revenue	36,047	37,459
Total current liabilities	328,009	95,106
Long-term debt	4,358	178,002
Long-term mortgage and term loan	5,039	5,113
Long-term operating lease liabilities	532,977	—
Deferred lease liabilities	—	44,374
Deferred revenue	89	258
Other liabilities	12,151	11,298
Total liabilities	882,623	334,151
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both December 31, 2019 and December 31, 2018
Common stock, $0.001 par value; issued and outstanding 29,425,557 and 27,192,154 shares at December 31, 2019 and 2018, respectively	26	25
Additional paid-in capital	1,919	(1,644)
Accumulated other comprehensive income	1,909	1,841
Accumulated deficit	(91,770)	(73,212)
Total Town Sports International Holdings, Inc. and Subsidiaries stockholders’ deficit	(87,916)	(72,990)
Non-controlling interests	(429)	293
Total stockholders’ deficit	(88,345)	(72,697)
Total liabilities and stockholders’ deficit	$794,278	$261,454
See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018
(All figures in thousands except share and per share data)

	2019	2018
Revenues:
Club operations	$460,334	$437,357
Fees and other	6,426	5,737
	466,760	443,094
Operating Expenses:
Payroll and related	180,945	168,315
Club operating	219,065	197,689
General and administrative	27,813	25,047
Depreciation and amortization	38,199	37,442
Impairment of fixed assets	7,189	2,082
	473,211	430,575
Operating (loss) income	(6,451)	12,519
Interest expense	12,982	13,478
Interest income	(65)	(133)
Equity in the earnings of investees	(299)	(344)
Loss before provision (benefit) for corporate income taxes	(19,069)	(482)
Provision (benefit) for corporate income taxes	212	(357)
Net loss including non-controlling interests	(19,281)	(125)
Less: net loss attributable to non-controlling interests	(723)	(202)
Net (loss) income attributable to Town Sports International Holdings, Inc. and subsidiaries	$(18,558)	$77
Loss per share:
Basic	$(0.70)	$—
Diluted	$(0.70)	$—
Weighted average number of shares used in calculating loss per share:
Basic	26,596,923	25,858,494
Diluted	26,596,923	26,252,137

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2019 and 2018
(All figures in thousands)

	2019	2018
Net loss including non-controlling interests	$(19,281)	$(125)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for the years ended in December 31, 2019 and 2018	68	530
Interest rate swap, net of tax of $0, for the years ended in December 31, 2019 and 2018	—	110
Total other comprehensive income, net of tax	68	640
Total comprehensive (loss) income including non-controlling interests	(19,213)	515
Less: comprehensive loss attributable to non-controlling interests	(723)	(202)
Total comprehensive (loss) income attributable to Town Sports International Holdings, Inc. and subsidiaries	$(18,490)	$717

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2019 and 2018
(All figures in thousands except share and per share data)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2017	27,149,135	$25	$(4,290)	$1,201	$(74,893)	$(77,957)	$—	$(77,957)
Stock option exercises	13,110	—	30	—	—	30	—	30
Common stock grants	52,460	—	320	—	—	320	—	320
Restricted stock grants	13,115	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	8,643	—	21	—	—	21	—	21
Forfeiture of restricted stock	(44,309)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,275	—	—	2,275	—	2,275
Net income (loss)	—	—	—	—	77	77	(202)	(125)
Other increases from non-controlling interests	—	—	—	—	—	—	495	495
Cumulative effect of change in accounting principle	—	—	—	—	1,604	1,604	—	1,604
Derivative financial instruments	—	—	—	110	—	110	—	110
Foreign currency translation adjustment	—	—	—	530	—	530	—	530
Balance at December 31, 2018	27,192,154	25	(1,644)	1,841	(73,212)	(72,990)	293	(72,697)
Stock option exercises	3,810	1	4	—	—	5	1	6
Common stock grants	53,692	—	320	—	—	320	—	320
Restricted stock grants	2,181,113	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	33,789	—	24	—	—	24	—	24
Forfeiture of restricted stock	(39,001)	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,215	—	—	3,215	—	3,215
Net loss	—	—	—	—	(18,558)	(18,558)	(723)	(19,281)
Foreign currency translation adjustment	—	—	—	68	—	68	—	68
Balance at December 31, 2019	29,425,557	$26	$1,919	$1,909	$(91,770)	$(87,916)	$(429)	$(88,345)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018
(All figures in thousands)

	2019	2018
Cash flows from operating activities:
Net loss including non-controlling interests	$(19,281)	$(125)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	38,199	37,442
Impairment of fixed assets	7,189	2,082
Amortization of debt discount	1,014	976
Amortization of debt issuance costs	445	580
Noncash rental expense (income)	454	(3,324)
Share-based compensation expense	3,559	2,616
Net change in deferred taxes	—	(166)
Net change in certain operating assets and liabilities	(2,793)	25,626
Decrease (increase) in deferred membership costs	794	(844)
Landlord contributions to tenant improvements	51	800
Increase (decrease) in insurance reserves	1,312	(61)
Other	(358)	(1,508)
Total adjustments	49,866	64,219
Net cash provided by operating activities	30,585	64,094
Cash flows from investing activities:
Capital expenditures	(16,183)	(11,887)
Acquisition of businesses	(21,667)	(31,277)
Acquisition of assets	—	(3,989)
Other	—	135
Net cash used in investing activities	(37,850)	(47,018)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(20,076)	(2,083)
Proceeds from borrowings on Revolving Loan Facility	9,500	—
Repayments of Revolving Loan Facility	(9,500)	—
Principal payments on finance lease obligations	(1,506)	(583)
Proceeds from mortgage and term loan	—	5,530
Principal payments on mortgage and term loan	(191)	(103)
Debt issuance costs	—	(186)
Cash dividends paid	—	(2)
Proceeds from stock option exercises	5	30
Net cash (used in) provided by financing activities	(21,768)	2,603
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	61
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,058)	19,740
Cash, cash equivalents and restricted cash beginning of period	50,061	30,321
Cash, cash equivalents and restricted cash end of period	$21,003	$50,061
Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$61	$(834)
Decrease in prepaid expenses and other current assets	876	8,851
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(25)	7,330
Change in prepaid corporate income taxes and corporate income taxes payable	(38)	12,898
Decrease in deferred revenue	(3,667)	(2,619)
Net change in certain working capital components	$(2,793)	$25,626

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$18,808	$48,088
Restricted cash included in other assets(a)	2,195	1,973
Total cash, cash equivalents and restricted cash	$21,003	$50,061
(a) Restricted cash associated with certain letters of credit to secure lease related obligations.

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018
(In thousands except share and per share data)
1.    Basis of Presentation
Town Sports International Holdings, Inc. (the “Company” or “TSI Holdings”) is a diversified holding company with subsidiaries engaged in a number of business and investment activities.  References to “TSI LLC” refer to Town Sports International, LLC, and references to “TSI Group” refer to Town Sports Group, LLC, both of which are wholly-owned operating subsidiaries of the Company.
As of December 31, 2019, the Company owned and operated 186 fitness clubs (“clubs”) under various brand names, primarily located in the United States of America (“United States”, “U.S.”).
Certain reclassifications were made to the reported amounts in the consolidated balance sheet as of December 31, 2018 to conform to the presentation as of December 31, 2019.
Correction of Error
During the year ended December 31, 2019, the Company identified an error relating to an overstatement of club operating expenses for utility accruals at certain clubs in prior periods. The error was corrected on a cumulative basis in the year ended December 31, 2019. This out-of-period adjustment resulted in a decrease in club operating expenses of approximately $669 for the year ended December 31, 2019. The Company assessed the materiality of these errors on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108. The Company concluded that the errors were not material to any of the previously issued consolidated financial statements and the impact of correcting these errors in the year ended December 31, 2019 is not material to the consolidated financial statements.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the financial statements’ issuance date. The following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Term Loan Maturity: The Company’s 2013 Term Loan Facility is due in its entirety on November 15, 2020 and was therefore classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2019. The Company does not have sufficient sources of cash to satisfy this obligation on the date of maturity. The Company is currently working with prospective lenders to refinance the 2013 Term Loan Facility in advance of its maturity date, however, there can be no assurance that the Company will be able to refinance its debt, or if it is able to refinance its debt, that such financing will be on terms favorable to the Company.
COVID-19 Pandemic: On March 16, 2020, the Company was mandated to close approximately 95% of its clubs pursuant to the exercise of emergency executive authority invoked by state and local governments in order to combat the spread of the COVID-19 pandemic. The Florida clubs continue to operate, however it is likely they will eventually be mandated to close as well. The closure of the Company’s clubs will have a material adverse effect on revenue and cash flow. There is significant uncertainty as to when the clubs will be allowed to re-open and as such, the Company is likely to experience reduced customer demand, a significant increase in membership terminations and may be unable to recover these members or generate new ones.
The Company has taken some immediate steps to reduce operating costs and to conserve cash. The Company informed all non-executive employees working at clubs which have been ordered to close that their employment with the Company was terminated with immediate effect. On March 13, 2020, the Company borrowed $12,500 from its 2013 Revolving Credit Facility and the Company continues to actively manage its cash flow on a daily basis. Additionally, the Company is undertaking conversations with landlords to discuss rent relief during this period, which may not be successful.
These recent events have had a material adverse effect on the Company’s results of operations, cash flows and liquidity and further contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Under the terms of the 2013 Term Loan Facility, this is considered an event of default which allows the lenders to call the debt in advance of maturity. Refer to Note 17 for further discussion.
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
Advertising and Marketing Costs
Advertising and marketing costs are charged to operations during the period in which they are incurred. Total advertising costs incurred by the Company for the years ended December 31, 2019 and 2018 totaled $5,452 and $2,842, respectively, and are included in Club operating expenses in the accompanying statements of operations for each respective year.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. Cash related to this wholly-owned subsidiary of $280 and $278 is included in cash and cash equivalents at December 31, 2019 and 2018, respectively. The Company also holds long-term restricted cash associated with certain letters of credit to secure lease related obligations. Restricted cash of $2,195 and $1,973 was included in Other assets in the Company’s accompanying consolidated balance sheet at December 31, 2019 and 2018, respectively.
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
The Company adopted ASU 2016-02, “Leases (Topic 842)” on January 1, 2019. Prior to the adoption, the Company received construction allowances from the landlord upon entering into certain leases. These construction allowances were previously recorded as deferred lease liability credits on the balance sheet when the requirements for these allowances were met as stated in the respective lease and were amortized as a reduction of rent expense over the term of the lease. The Company recognized $2,729 amortization of deferred construction allowance for the year ended December 31, 2018.
Certain leases provide for contingent rent based upon defined formulas of revenue, cash flows or operating results for the respective facilities. These contingent rent payments typically call for additional rent payments calculated as a percentage of the respective club’s revenue or a percentage of revenue in excess of defined break-points during a specified year. The Company records contingent rent expense over the related contingent rental period at the time the respective contingent targets are probable of being met. Contingent rent expense was $698 and $370 for the years ended December 31, 2019 and 2018, respectively, and is included in Club operating expenses in the accompanying consolidated statements of operations for each respective year.
Lease termination gains and losses are recognized at fair value based on the expected settlement amount with the landlord when the Company terminates the contract before the lease termination date. In closing a club, the Company discontinues

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating 30 days prior to giving back the space to the landlord, and uses this time to remove equipment and clean the premises. Accordingly, lease termination gains and losses related to certain club closures also include one month additional rent to the landlord. There were no lease termination losses in either of the years ended December 31, 2019 and 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts due from the Company’s membership base and was $7,532 and $7,628 at December 31, 2019 and 2018, respectively, before the allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers factors such as: historical collection experience, the age of the receivable balance and general economic conditions that may affect a customer’s ability to pay.
Following are the changes in the allowance for doubtful accounts for the years December 31, 2019 and 2018:

	Balance Beginning of the Year	Additions	Write-offs Net of Recoveries	Balance at End of Year
December 31, 2019	$4,578	$11,690	$(11,716)	$4,552
December 31, 2018	$4,237	$11,883	$(11,542)	$4,578
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
Intangible Assets and Debt Issuance Costs
Intangible assets are stated at cost and amortized on a straight-line basis over their respective estimated useful lives. Intangible assets currently consist of membership lists, trade names and non-compete agreements. Membership lists are amortized over the estimated average membership life, currently 20 months, trade names are amortized over their estimated useful lives of between three and 15 years, and non-compete agreements are amortized over the agreement life. In 2018, intangible assets also consisted of favorable lease commitments, which were amortized over the remaining life of the lease.
Debt issuance costs for the 2013 Revolving Loan Facility are classified within Other assets and are being amortized as additional interest expense to August 2020, the remaining life of the underlying debt, using the interest method. Amortization expense for debt issuance costs related to the 2013 Revolving Loan Facility was $105 and $236 for the years ended December 31, 2019 and 2018, respectively.
Debt issuance costs for the 2013 Term Loan Facility are classified within Current portion of long-term debt. In 2018, debt issuance costs for the 2013 Term Loan Facility were classified within Long-term debt and were amortized as additional interest expense over the life of the underlying debt, five to seven years, using the interest method. Amortization expense for debt issuance costs related to the 2013 Term Loan Facility was $340 and $343 for the years ended December 31, 2019 and 2018, respectively.
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
Accounting for the Impairment of Long-Lived Assets, Operating Lease Right-of-Use Assets and Goodwill
Long-lived assets, particularly leasehold improvements, furniture and fixtures and operating lease right-of-use assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and club closure decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual club level, which is the lowest level for which there are identifiable cash flows. The assumptions used in the Company’s model include estimates of undiscounted future cash flows, inclusive of membership and ancillary revenue, attrition rates, and capital expenditures, through the end of the life of the primary asset group, which is normally the life of the club lease. The most significant assumptions relate to estimated membership and ancillary revenue growth rates. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss is measured as the excess of the carrying amount of the asset group over its fair value. The fair value of the asset group is determined based on the highest and best use of the asset group, which may include the consideration of market rent for the right to use leased assets included in the asset group. The Company may also consider a combination of the market approach and cost approach when estimating the fair value of impaired assets.
Long-lived assets such as fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are 30 years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment and three to five years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the related lease. Payroll costs directly related to the construction or expansion of the Company’s locations are capitalized with leasehold improvements. Expenditures for maintenance and repairs are charged to operations as incurred.
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
The Company’s annual goodwill impairment test as of August 1, 2019 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using a combined income and market approach with equal weighting on each approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. Under the market approach, the Company utilized information regarding the Company, the Company’s

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. The August 1, 2019 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required.
Insurance
The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law or contract. The Company retains a portion of risk internally related to general liability losses. Where the Company retains risk, provisions are recorded based upon the Company’s estimates of its ultimate exposure for claims, which are included in general and administrative expenses in the accompanying statements of operations. The provisions are estimated using actuarial analysis based on claims experience, an estimate of claims incurred but not yet reported and other relevant factors. In this connection, under the provision of the deductible agreement related to the payment and administration of the Company’s insurance claims, we are required to maintain irrevocable letters of credit, totaling $325 and $415 for December 31, 2019 and 2018, respectively.
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
As of December 31, 2019 and 2018, the Company had a prepaid insurance balance of $2,210 and $2,064, respectively. These amounts were classified within Prepaid expenses and other current assets on the accompanying consolidated statements of operations for the year ended December 31, 2019 and 2018.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
The most significant assumptions and estimates relate to the useful lives of long-term assets, recoverability and impairment of fixed and intangible assets, the estimate of our self-insurance reserves, and the valuations of deferred income tax, leases and business combinations.
Income Taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2019, the Company maintained a full valuation allowance of $44,642 against outstanding net deferred tax assets as the company had a three year cumulative loss position excluding one-time extraordinary income and expense items.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2019	2018
Cash paid:
Interest paid (net of amounts capitalized)	$11,809	$12,125
Income tax paid	$259	$512
Cash received:
Income tax refund	$16	$13,619
Noncash investing and financing activities:
Acquisition of fixed assets included in accounts payable and accrued expenses	$4,511	$2,566
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
At December 31, 2019, the Company owned three clubs in Switzerland, which use the Swiss Franc, their local currency, as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in the consolidated statements of stockholders’ deficit and the consolidated statements of comprehensive income (loss). The effect of foreign exchange translation adjustments was $68 (net of tax of $0) and $530 (net of tax of $0) for the years ended December 31, 2019 and 2018, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of December 31, 2019, $8,807 of the cash balance of $18,808 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.
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
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	For The Year Ended December 31,
	2019	2018
Weighted average number of common share outstanding — basic	26,596,923	25,858,494
Effect of dilutive share-based awards	—	393,643
Weighted average number of common shares outstanding — diluted	26,596,923	26,252,137
Loss per share:
Basic	$(0.70)	$—
Diluted	$(0.70)	$—

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For both the years ended December 31, 2019 and 2018, there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect. In addition, for the year ended December 31, 2019, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for this period.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. The fair value of stock options and the fair value of the purchase rights granted under the Employee Stock Purchase Plan are determined using the Black-Scholes option-pricing model. Refer to Note 11 - Stockholders’ (Deficit) Equity for further detail about the Employee Stock Purchase Plan. The assumptions in the Black-Scholes model include risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the date of the grant.
3.    Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This new guidance includes several provisions to simplify the accounting for income taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Also, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of this standard is permitted. The adoption of this guidance will not have a material impact on the Company's financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses will depend on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 10 - Leases for further detail.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Fixed Assets
Fixed assets as of December 31, 2019 and 2018 are shown at cost, less accumulated depreciation and amortization and are summarized below:

	December 31,
	2019	2018
Land	$4,778	$4,778
Building and improvements	16,010	16,010
Leasehold improvements	496,906	494,418
Fitness equipment(a)	118,097	109,545
Furniture, fixtures and computer equipment	60,359	58,188
Information technology	20,506	19,778
Construction in progress	4,314	2,685
	720,970	705,402
Less: Accumulated depreciation and amortization	(574,086)	(547,725)
	$146,884	$157,677
(a) Included is $8,337 and $4,850 of fitness equipment in our clubs under finance leases for the years ended December 31, 2019 and 2018, respectively.
Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $34,743 and $35,115, respectively.
In the years ended December 31, 2019 and 2018, the Company tested leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations in accordance with the FASB guidance, and recorded an impairment charge of $7,189 and $2,082, respectively. The fixed asset impairment charges are included as a component of club operating expenses in a separate line on the accompanying consolidated statements of operations.
The fair value of long-lived assets is determined using the level 3 valuation technique established by the FASB. Level 3 valuation is based upon unobservable inputs that are significant to the fair value measurement.
5.    Goodwill and Intangible Assets
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company acquired several clubs in 2018 and the first half of 2019 and has recorded goodwill, as applicable, to the appropriate regions. For more information on these acquisitions, refer to Note 6 - Acquisitions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of December 31, 2019, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
The Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.
The Company’s annual goodwill impairment test as of August 1, 2019 was performed by comparing the fair value of the Company’s reporting unit with its carrying amount and then recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using a combined income and market approach with equal weighting on each approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. Under the market approach, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. The August 1, 2019 annual impairment test supported the goodwill balance and as such, no impairment of goodwill was required.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill from December 31, 2018 through December 31, 2019 are detailed in the charts below.

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Outlier Clubs	Total
Goodwill	$38,376	$23,348	$1,584	$2,467	$2,380	$1,175	$3,982	$73,312
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(129)	—	(129)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(3,982)	(51,306)
Balance as of December 31, 2018	6,827	7,573	1,584	2,467	2,380	1,046	—	21,877
Acquired goodwill	—	—	—	8,038	—	—	—	8,038
Measurement period adjustments	(5)	590	—	2,199	268	—	—	3,052
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	21	—	21
Balance as of December 31, 2019	$6,822	$8,163	$1,584	$12,704	$2,648	$1,067	$—	$32,988
Amortization expense of intangible assets for the years ended December 31, 2019 and 2018 was $3,456 and $2,327, respectively. Intangible assets were acquired in connection with club acquisitions in the last few years. Intangible assets are as follows:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Membership lists	$7,652	$(6,385)	$1,267	$7,042	$(4,224)	$2,818
Favorable lease commitments	—	—	—	2,390	(553)	1,837
Trade names	5,071	(866)	4,205	3,050	(295)	2,755
Non-compete agreements	3,761	(1,013)	2,748	2,337	(308)	2,029
	$16,484	$(8,264)	$8,220	$14,819	$(5,380)	$9,439
The aggregate amortization expense for the next five years and thereafter of the acquired intangible assets is as follows:

Year Ending December 31,
2020	$2,595
2021	1,432
2022	1,239
2023	867
2024	456
2025 and thereafter	1,631
$8,220
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
The Company incurred acquisition-related costs of $512 and $3,114 in the years ended December 31, 2019 and 2018, respectively. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

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
Certain measurement period adjustments were made subsequent to the initial purchase price allocation for the year ended December 31, 2019, including adjustments related to the valuation of fixed assets and membership lists. The difference in depreciation and amortization of fixed assets and membership lists as a result of the measurement period adjustments was not material.

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
In the year ended December 31, 2019, the Company recorded revenue of $10,850 and net loss of $1,472 related to Around the Clock Fitness. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
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
In the years ended December 31, 2019 and 2018, the Company recorded revenue of $12,404 and $902, respectively, related to these clubs, and net loss of $38 and $83 in the year ended December 31, 2019. Such amounts are included in the respective accompanying consolidated statements of operations.
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
In the years ended December 31, 2019 and 2018 the Company recorded revenue of $5,133 and $1,516, respectively, and a net loss of $830 in the year ended December 31, 2019 and net income of $46 in the year ended December 31, 2018, related to LIV Fitness. Such amounts are included in the respective accompanying consolidated statements of operations.
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

September 2018
Allocation of purchase price:
Fixed assets	$703
Goodwill	232
Capital lease liabilities	(76)
Other assets and liabilities assumed, net	(106)
Deferred revenue	(476)
Total allocation of purchase price	$277
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the years ended December 31, 2019 and 2018, the Company recorded revenue of $2,142 and $596, respectively, and net loss attributable to the Company of $1,573 and $571, respectively, related to these two clubs. Such amounts are included in the respective accompanying consolidated statements of operations.
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
In the years ended December 31, 2019 and 2018, the Company recorded revenue of $4,630 and $1,571, respectively, and net income attributable to the Company of $175 in the year ended December 31, 2019 and a net loss attributable to the Company of $40 in the year ended December 31, 2018, related to Palm Beach Sports Clubs. Such amounts are included in the respective accompanying consolidated statements of operations.
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

April 2018
Allocation of purchase price:
Fixed assets	$8,064
Goodwill	1,584
Favorable lease commitment	440
Definite lived intangible assets:
Trade name	1,562
Working capital, net	161
Deferred revenue	(4,546)
Total allocation of purchase price	$7,265
The goodwill recognized represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill associated with this acquisition is partially attributable to the avoided costs of acquiring the

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assembled workforce and is deductible for tax purposes in its entirety. The definite lived intangible assets acquired are being amortized over their estimated useful lives of 15 years for the trade name. As of January 1, 2019, the favorable lease commitment is included in operating lease right-of-use assets and is being amortized over the remaining life of the operating related lease.
In the years ended December 31, 2019 and 2018, the Company recorded revenue of $19,857 and $16,220, respectively, and net income of $53 in the year ended December 31, 2019 and a net loss of $988, related to Total Woman Gym and Spa. Such amounts are included in the respective accompanying consolidated statements of operations.
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
In the years ended December 31, 2019 and 2018, the Company recorded revenue of $4,907 and $4,844, respectively, and a net loss of $251 and $104, respectively, related to this club. Such amounts are included in the respective accompanying consolidated statements of operations.
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

	Year Ended December 31,
	2019	2018
Revenue	$468,722	$487,516
Net (loss) income attributable to Town Sports International Holdings, Inc. and subsidiaries	$(18,513)	$160

Loss per share:
Basic	$(0.70)	$—
Diluted	$(0.70)	$—

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
7.    Accrued Expenses
Accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Accrued payroll and related	$7,263	$9,163
Accrued occupancy costs	12,015	11,020
Accrued insurance claims	2,652	2,321
Accrued operating expenses	3,399	1,994
Accrued general and administrative	3,943	3,302
Accrued other	5,296	4,747
Total Accrued Expenses	$34,568	$32,547
8.    Long-Term Debt
Long-term debt as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
2013 Term Loan Facility	$177,759	$197,835
Finance lease liabilities	6,248	3,817
Total debt, excluding unamortized discount and deferred financing costs	184,007	201,652
Less: unamortized discount	(922)	(1,936)
Less: deferred financing costs	(294)	(634)
Total debt	182,791	199,082
Less: current portion due within one year	(178,433)	(21,080)
Long-term debt, net of current portion	$4,358	$178,002

The aggregate long-term debt obligations maturing in the next five years and thereafter are as follows:

Amount Due
Year Ending December 31,
2020 (1)	$179,649
2021	2,048
2022	1,775
2023	535
2024	—
2025 and thereafter	—
$184,007

(1)	Excludes unamortized discount of $922 and deferred financing costs of $294.

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. During the year ended December 31, 2019, TSI LLC made a total of $20,076 in principal payments on the 2013 Term Loan Facility, which included the required excess cash flow payment of $18,138 in April 2019.
In May 2017 and February 2019, TSI LLC loaned $5,000 and $2,000, respectively, to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In April 2019, TSI Group repaid the outstanding loan balance of $6,900. In addition to the interest payments, TSI Group was required to repay 1.0% of the principal amount of the loan, $70 per annum, on a quarterly basis commencing September 30, 2017. The loan was secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017 and June 2019, TSI LLC made dividend distributions of $35,000 and $16,000, respectively, as permitted under the 2013 Credit Facility. As of December 31, 2019, TSI Group had a cash balance of approximately $10,466.
As of December 31, 2019, TSI LLC had outstanding letters of credit of $2,370 under the 2013 Revolving Credit Facility and a total leverage ratio below 4.00:1.00. The Company also had $2,195 in outstanding letters of credit to secure certain lease obligations that were not associated with the 2013 Revolving Credit Facility. The unutilized portion of the 2013 Revolving Loan Facility as of December 31, 2019 was $12,630, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2018, the Company had $36,276 of excess cash flow as defined in the 2013 Senior Credit Facility, resulting in a principal payment of $18,138 paid in April 2019. In June 2019, TSI LLC paid a dividend of $16,000 to TSI Holdings using the cumulative retained excess cash flow. The excess cash flow calculation performed as of December 31, 2019 did not result in any required payments.
As of December 31, 2019, the 2013 Term Loan Facility has a gross principal balance of $177,759 and a balance of $176,543 net of unamortized debt discount of $922 and unamortized debt issuance costs of $294. As of December 31, 2019, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $133,319 or 75% at December 31, 2019 and $183,987 or 93% at December 31, 2018, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
9.    Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3,150 with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period.  The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of December 31, 2019, this mortgage note had an outstanding principal balance of $3,068, net of principal payments of $82.
On April 24, 2018, Dixie Highway Realty LLC, a subsidiary of TSI Group, entered into promissory notes for $1,880 (the “Mortgage Note”) and $500 (the “Term Note”) with the Lender. The Mortgage Note bears interest at a fixed rate of 5.46% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period.  The first payment was due and paid on May 24, 2018. The entire principal balance of the Mortgage Note is due and payable in full on its maturity date of April 24, 2028.
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 in the form of an operating account. As of December 31, 2019 and 2018, the Mortgage Note and Term Note had an outstanding principal balance of $1,819 and $349, respectively, reflecting net of principal payments of $61 for the Mortgage Note and $151 for the Term Note.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Leases
The Company leases office, warehouse and multi-recreational facilities under non-cancelable operating leases. Also, the Company has operating and finance leases for certain equipment. In addition to base rent, the facility leases generally provide for additional payments to cover common area maintenance charges incurred and to pass along increases in real estate taxes. Also, certain leases provide for additional rent based on revenue or operating results of the respective facilities. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $4,239 as of December 31, 2019. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, current portion of operating lease liabilities, and long-term operating lease liabilities on its consolidated balance sheet. Finance leases are recorded in fixed assets, net, current portion of long-term debt, and long-term debt on its consolidated balance sheet.
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years or more. The leases expire at various times through June 30, 2038 and certain leases may be extended at the Company’s option. Escalation terms on these leases generally include fixed rent escalations, escalations based on an inflation index such as the consumer price index, and fair market value adjustments.
The Company, as landlord, subleases space to third party tenants under non-cancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilizes and defined amounts based on the operating results of the lessee. The sub-leases expire at various times through January 2028.
In the next five years, or the period from January 1, 2020 through December 31, 2024, the Company has leases for 26 club locations that are due to expire without any renewal options, three of which are due to expire in 2020, and 9 club locations that are due to expire with renewal options.
Operating lease right-of-use assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. In the years ended December 31, 2019, the fair value of the operating lease right-of-use assets supported the carrying value and as such, no impairment of these assets was required.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance sheet classification of lease assets and liabilities was as follows:

	Balance Sheet Classification	December 31, 2019
Assets
Operating lease assets, gross	Operating lease right-of-use assets, net	$632,893
Accumulated amortization	Operating lease right-of-use assets, net	(69,521)
Total operating lease assets	Operating lease right-of-use assets, net	563,372
Finance lease assets, gross	Fixed assets, net	8,337
Accumulated depreciation	Fixed assets, net	(1,910)
Total finance lease assets	Fixed assets, net	6,427
Total lease assets		$569,799
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$74,279
Finance leases	Current portion of long-term debt	1,890
Non-current
Operating leases	Long-term operating lease liabilities	532,977
Finance leases	Long-term debt	4,358
Total lease liabilities		$613,504
The components of lease costs were as follows:

	Statement of Operations Classification	Year Ended December 31, 2019
Operating lease costs	Club operating	$119,487
Amortization of lease assets	Depreciation and amortization	1,458
Interest on lease liabilities	Interest expense	469
Finance lease costs		1,927
Variable lease costs	Club operating	698
Sublease income	Fees and other revenue	(3,279)
Total lease costs		$118,833
As of December 31, 2019, the maturities of the Company’s lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2020	$118,729	$2,384	$121,113
2021	111,415	2,364	113,779
2022	102,995	1,909	104,904
2023	94,715	546	95,261
2024	85,540	—	85,540
2025 and thereafter	348,857	—	348,857
Total lease payments	862,251	7,203	869,454
Less: imputed interest	(254,995)	(955)	(255,950)
Lease liabilities	$607,256	$6,248	$613,504

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2018, maturities of the Company’s lease liabilities, under the previous lease accounting standard, were as follows at December 31, 2018:

Minimum Annual Rental
Year Ending December 31,
2019	$110,215
2020	107,143
2021	96,768
2022	83,766
2023	70,892
2024 and thereafter	325,644
Total	$794,428
Rent expense for the years ended December 31, 2019 and 2018 was $149,218 and $139,109, respectively, such amounts include non-base rent items of $29,403 and $27,448, respectively. Including the effect of deferred lease liabilities, rent expense was $138,556 for the year ended December 31, 2018.
The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. Future minimum rentals receivable under non-cancelable leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2020	$2,301
2021	1,841
2022	1,099
2023	362
2024	258
2025 and thereafter	514
Total	$6,375
As previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2018, future minimum rentals receivable under non-cancelable leases, were as follows at December 31, 2018:

Minimum Annual Rental
Year Ending December 31,
2019	$2,477
2020	1,658
2021	1,189
2022	485
2023	5
2024 and thereafter	—
Total	$5,814
Rental income for the years ended December 31, 2019 and 2018 was $3,279 and $3,005, respectively, such amounts do not include non-base rent items. Including the effect of deferred lease receivables, rental income was $3,311 and $2,996 for the years ended December 31, 2019 and 2018, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2019
Weighted average remaining lease term
Operating leases	8.7 years
Finance leases	3.1 years
Weighted average discount rate
Operating leases	8.0%
Finance leases	9.1%
Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$119,139
Operating cash flows from finance leases	$471
Financing cash flows from finance leases	$1,506
Leased assets obtained in exchange for new operating lease liabilities	$32,228
Leased assets obtained in exchange for new finance lease liabilities	$3,937
11.    Stockholders’ (Deficit) Equity
The Company’s certificate of incorporation adopted in connection with the IPO provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
The Company’s 2006 Stock Incentive Plan, as amended and restated in April 2015 (the “2006 Plan”), authorizes the Company to issue up to 3,500,000 shares of common stock to employees, non-employee directors and consultants pursuant to awards of stock options, stock appreciation rights, restricted stock, in payment of performance shares or other stock-based awards. The Company amended the 2006 Plan to increase the aggregate number of shares of common stock issuable under the 2006 Plan by 1,000,000 shares to a total of 4,500,000 in May 2016, by 2,000,000 shares to a total of 6,500,000 in May 2017 and by 2,000,000 shares to a total of 8,500,000 in May 2019. The Company has approved an amendment to the 2006 Plan, subject to the receipt of shareholder approval at the Company's upcoming annual meeting, to increase the number of shares available for issuance thereunder from 8,500,000 to 11,500,000. As of December 31, 2019, there were 1,888,675 shares available to be issued under the 2006 Plan.
Common Stock Options
The outstanding Common Stock options as of December 31, 2019 were all fully vested. Stock options generally expire ten years from the date of grant.
As of December 31, 2019 and 2018, a total of 11,315 and 22,439 Common Stock options were exercisable and outstanding, respectively.
The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period. There was no compensation expense related to stock options outstanding for the year ended December 31, 2019 and 2018, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the year ended December 31, 2019:

	Common	Weighted Average Exercise Price
Balance at December 31, 2018	22,439	$1.82
Exercised	(3,810)	1.00
Canceled	(7,314)	2.12
Balance at December 31, 2019	11,315	$1.91
The following table summarizes information about common stock options outstanding and exercisable as of December 31, 2019:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
2010 grants	11,315	0.5 years	$1.91	11,315	$1.91
At December 31, 2019, stock options outstanding and exercisable have a weighted average remaining contractual life of 0.5 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $1.71, was $4.
The aggregated intrinsic value represents the pre-tax intrinsic value (the difference between the fair value of the Company’s common stock at December 31, 2019 of $1.71 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The intrinsic value is based on the fair market value of the Company’s stock and therefore changes as the fair market value of the stock price changes.
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company’s Common Stock on the option grant date. The Company did not grant any stock options during the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, there was no unrecognized compensation cost related to stock options.
Common Stock Grants
Restricted Stock Awards
For the years ended December 31, 2019 and 2018, the Company issued 2,181,113 and 13,115 shares of restricted stock to employees under the 2006 Plan with a weighted average per unit grant-date fair value of $3.22 and $6.10, respectively. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
The following table summarizes the restricted stock activity for the years ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2019	820,272	$3.92
Granted	2,181,113	3.22
Vested	(638,825)	3.42
Forfeited	(39,001)	5.49
Balance as of December 31, 2019	2,323,559	$3.37
The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s Common Stock on the grant date and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The total compensation expense, classified within Payroll and related on the consolidated statements of operations, related to restricted stock grants was 3,215 and $2,275 for the years ended December 31, 2019 and 2018, respectively, and the related tax benefit was $981 and $696 for the years ended December 31, 2019 and 2018,

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Each of these 2019 and 2018 tax benefits were prior to the recognition of the valuation allowance. The forfeiture adjustment reduced stock-based compensation expense by $63 and $51 for the years ended December 31, 2019 and 2018.
The restricted shares contain vesting restrictions and vest in equal installments over three years on the anniversary date of the grants. In the years ended December 31, 2019 and 2018, the Company granted 2,181,113 and 13,115 restricted shares with an aggregate grant date fair value of $7,028 and $80, respectively.
As of December 31, 2019, $6,335 of unrecognized compensation cost related to restricted stock was expected to be recognized over a weighted-average period of 2.3 years.
Non-Restricted Stock Grants
The Company issued 53,692 shares of Common Stock to members of the Company’s Board of Directors with respect to their annual retainer on February 1, 2019. The fair value of the shares issued on February 1, 2019 was $5.96 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Director Common Stock grants was $320 in the year ended December 31, 2019. In the year ended December 31, 2018, the Company issued 52,460 shares of Common Stock with an aggregate grant date fair value of $320.
Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan in January 2018, and amended and restated it in March 2018. The Management Stock Purchase Plan was further amended by resolution of the Board of Directors on May 15, 2019, as described below (as amended, the “MSPP”). The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner. As of December 31, 2018, shares purchased under this plan did not have a material impact on the Company’s financial statements. There was no compensation expense related to MSPP for each of the years ended December 31, 2019 and 2018.
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
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of December 31, 2019, there were 757,568 shares of common stock available for issuance pursuant to the ESPP.
Total compensation expense, classified within Payroll and related on the accompanying consolidated statements of operations, related to ESPP was $24 and $21 for the years ended December 31, 2019 and 2018, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under the ESPP for the offering period beginning December 16, 2019 was $0.61. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

December 16, 2019
Grant price	$1.86
Expected term	3 months
Expected volatility	89.06%
Risk-free interest rate	1.56%
Expected dividend yield	—%
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
12.    Revenues
Disaggregation of Revenue
The following table presents our revenue by type:

	Years Ended December 31,
	2019	2018
Membership dues	$358,019	$339,397
Initiation and processing fees	1,159	1,209
Membership revenue	359,178	340,606
Personal training revenue	76,763	73,458
Other ancillary club revenue	24,393	23,293
Ancillary club revenue	101,156	96,751
Fees and other revenue	6,426	5,737
Total revenue	$466,760	$443,094
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
The estimated average membership life was 20 months and 26 months for the years ended December 31, 2019 and 2018, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. For six of the jurisdictions in which the Company operates, the Company has concluded, based on opinions from outside counsel, that monies paid to the company for unused and expired personal training membership sessions were not escheatable. For the remaining jurisdictions in which the Company operates, the Company has likewise concluded that the monies paid to the company for unused personal training sessions were not escheatable, regardless of whether they expire.  However, the Company has not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. As of December 31, 2019, the Company had approximately $12,792 of unused and expired personal training sessions that had not been recognized as revenue and was recorded as deferred revenue, approximately $11,025 of which related to the State of New York. This could have a material adverse effect on the Company’s cash flows. Specifically, the State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.
In addition to the prepaid personal training sessions, the Company also offers a personal training membership product which generally consists of multi-session packages. These sessions provided by the membership product are at a discount to our stand-alone session pricing and are generally required to be used in each respective month. Revenue related to this product is recognized in each respective month.
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
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the year ended December 31, 2019, the Company recognized revenue of $23,364 that was included in the deferred revenue balance as of December 31, 2018.
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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Corporate Income Taxes
On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code by, (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (“Transition Tax”), (iv) requiring a current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”) regime, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. The Company has computed its 2018 current tax benefit using the U.S. federal statutory rates of 21% while it has computed its deferred tax expense using the new statutory rate effective on January 1, 2018 of 21%.
Other provisions of the new legislation that were not applicable to the Company until the year ended December 31, 2018 include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in our income tax provision for the year ended December 31, 2019 and the impact was not material to the overall financial statements.
The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31, 2019
	Federal	Foreign	State and Local	Total
Current	$81	$63	$68	$212
Deferred	—	—	—	—
	$81	$63	$68	$212

	Year Ended December 31, 2018
	Federal	Foreign	State and Local	Total
Current	$(349)	$19	$66	$(264)
Deferred	(93)	—	—	(93)
	$(442)	$19	$66	$(357)
The components of deferred tax liabilities, net consist of the following items:

	December 31,
	2019	2018
Deferred tax assets
Basis differences in depreciation and amortization	$6,445	$3,776
Deferred lease liabilities	194,141	14,761
Deferred revenue	4,610	4,824
Deferred compensation expense incurred in connection with stock grants	966	887
Federal and state net operating loss carry-forwards	15,007	12,716
Accruals, reserves and other	4,996	4,682
	$226,165	$41,646
Deferred tax liabilities
Right-of-use assets	179,841	—
Deferred costs	1,682	1,884
	$181,523	$1,884
Gross deferred tax assets	44,642	39,762
Valuation allowance	(44,642)	(39,762)
Deferred tax liabilities, net	$—	$—

For both years ended December 31, 2019 and 2018, the Company had a net deferred tax liability of $0.

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
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. The Company maintains a valuation allowance in the amounts of $44,642 and $39,762 at December 31, 2019 and 2018, respectively. As the Company maintains a full valuation allowance against its outstanding net deferred tax assets, the change in net deferred tax assets due to the rate change was offset by a corresponding change in the valuation allowance.
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
As of December 31, 2019, federal and state tax net operating loss carry-forwards were $9,426 and $146,161, respectively. Such amounts expire between December 31, 2019 and December 31, 2038.
The differences between the U.S. Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Federal statutory tax rate	21%	21%
State and local income taxes (net of federal tax benefit)	—	(11)
Permanent differences	(1)	(27)
Refundable alternative minimum tax credit (tax reform)	—	74
Noncontrolling interest	(1)	(10)
Compensation	(2)	(83)
Others	—	(5)
	17	(41)
Valuation allowance	(18)	115
	(1)%	74%
The effective tax rate on the Company’s pre-tax income or loss was (1)% for 2019 and 74% for 2018, which was primarily impacted by the change in the valuation allowance. The percentages for the various differences above for the year ended December 31, 2018 are greatly impacted by the relatively low pre-tax loss as compared to the income tax benefit amount.
The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate in any future periods was $1,155 as of both December 31, 2019 and 2018. Interest expense on unrecognized tax benefits was $81 for both the years ended December 31, 2019 and 2018. The Company recognizes both interest accrued related to unrecognized tax benefits and penalties in income tax expenses. The Company had total accruals for interest as of December 31, 2019 and 2018 of $1,027 and $946, respectively.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2019	2018
Balance on January 1	$1,155	$1,155
Reductions due to a lapse of applicable statute of limitations	—	—
Balance on December 31	$1,155	$1,155
As of December 31, 2019, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2020 since the income tax returns may no longer be subject to audit in 2020.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2017), and New York City (2006 through 2014).
In particular, the Company disagrees with the assessment dated November 30, 2017, from the New York State related to tax years 2006 through 2009 for approximately $5,097, inclusive of approximately $2,419 of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals for these tax years.  In a letter dated December 27, 2019, the Company was notified of an adjustment for an amount of approximately $2,749, inclusive of approximately $840 in interest for tax years 2010 through 2014.  Also, in a letter dated August 16, 2019, the New York State has also opened the audit period for years 2015-2017. The Company disagrees with the proposed assessment and has consented to extend such assessment period through December 31, 2020.
The Company is also under examination in New York City (2006 through 2014). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $8,935, inclusive of $4,138 in interest. In a letter dated January 18, 2019, New York City Department of Finance has issued a proposed general tax liability of $5,599, inclusive of $1,569 in interest for audit periods 2010 to 2014.  The Company disagrees with the proposed assessment and has consented to extend such assessment period through December 31, 2020.
The Company has not recorded a tax reserve related to these proposed assessments. It is difficult to predict the final outcome or timing of resolution of any particular matter regarding these examinations. An estimate of the reasonably possible changes to unrecognized tax benefits within the next 12 months cannot be made.
In March 2018, Commonwealth of Massachusetts began an audit of state tax filing of the Company for the Commonwealth of Massachusetts for the year ended December 31, 2014, 2015 and 2016. In the year ended December 31, 2019, the audit was closed with no changes.
14.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $263 and $269 in the year ended December 31, 2019 and 2018, respectively. These amounts were classified within general and administrative expenses on the accompanying consolidated statements of operations for the year ended December 31, 2019 and 2018. Additionally, the Company paid a bonus to Mr. Steinberg in January 2019 related to services performed in 2018 in the amount of $280. Such amount was paid to the order of the Firm. This amount was classified within payroll and other expense in the accompanying consolidated statement of operations for the year ended December 31, 2018 and in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2018.

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
In addition to the litigation discussed above, the Company is involved in various other lawsuits, claims, investigations and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office and the New York City Department of Consumer Affairs). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of December 31, 2019.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expires in 2020. As of December 31, 2019, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was approximately $315. The Company has not recorded a liability with respect to this guarantee obligation as of December 31, 2019 as it concluded that payment under this lease guarantee was not probable.
16.    Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan provides for the Company to make discretionary contributions. Effective January 1, 2016, the plan was amended to eliminate the nondiscretionary matching contribution and to provide for a discretionary matching contribution as determined by the participating employer.
17.    Subsequent Events
In January 2020, the Company entered into an agreement (the “Agreement”) to acquire substantially all of the assets of the Flywheel Sports, Inc. studio business (“Flywheel”). This acquisition was subject to various closing conditions. As consideration for the acquisition, the Company was planning to issue a promissory note to the Sellers in the principal amount of $25,000 (the “Seller Note”).
In connection with this potential acquisition, in January 2020, the Company entered into a commitment letter (the “Commitment Letter”) pursuant to which Kennedy Lewis Investment Management, LLC (“KLIM”) committed to provide, subject to the terms and conditions set forth in the Commitment Letter, a second lien secured term loan in an aggregate principal amount of $50,000 (the “Second Lien Facility”), $25,000 of which would have been funded by KLIM in cash (the “Cash Commitment”) and $25,000 of which would have been represented by a conversion of the Seller Note. The proceeds of the Cash Commitment were going to be used, in part, to repay existing indebtedness of the Company. The Second Lien Facility was subject to the consummation of the acquisition and other customary closing conditions.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2020, the Agreement was amended to extend the parties’ right to terminate the Agreement to May 1, 2020. Due to the COVID-19 pandemic and other factors, the Company is evaluating its options as it relates to this acquisition.
COVID-19 Pandemic: On March 16, 2020, the Company was mandated to close approximately 95% of its clubs pursuant to the exercise of emergency executive authority invoked by state and local governments in order to combat the spread of the COVID-19 pandemic. The Florida clubs continue to operate, however it is likely they will eventually be mandated to close as well. The closure of the Company’s clubs will have a material adverse effect on revenue and cash flow. There is significant uncertainty as to when the clubs will be allowed to re-open and as such, the Company is likely to experience reduced customer demand, a significant increase in membership terminations and may be unable to recover these members or generate new ones.
The Company has taken some immediate steps to reduce operating costs and to conserve cash. The Company informed all non-executive employees working at clubs which have been ordered to close that their employment with the Company was terminated with immediate effect. On March 13, 2020, the Company borrowed $12,500 from its 2013 Revolving Credit Facility and the Company continues to actively manage its cash flow on a daily basis. Additionally, the Company is undertaking conversations with landlords to discuss rent relief during this period, which may not be successful.
These events have had a material adverse effect on the Company’s results of operations, cash flows and liquidity and as a result, it expects material asset impairments during the quarter ending March 31, 2020, including goodwill in most, if not all of its reporting units, club fixed assets, intangible assets and right-of-use assets.

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

*10.50
Second Amendment to Amended and Restated Executive Severance Agreement by and between Town SportsInternational Holdings, Inc. and Carolyn Spatafora, dated as of March 20, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 25, 2019).

*10.51
Amendment No. 3 to the Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (as Amended and Restated Effective April 2, 2015) (incorporated by reference to the Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2019).

*10.52
Statement of Work, by and between Town Sports International Holdings, Inc. and Alvarez & Marsal Corporate Performance Improvement, LLC, dated as of November 12, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 14, 2019).

10.53
Asset Purchase Agreement, dated January 6, 2020, by and among Town Sports International LLC and Flywheel Sports, Inc., Flywheel Buckhead LLC, Flywheel Astor Place LLC, Flywheel CCDC, LLC, Flywheel Park Avenue LLC, Flywheel Williamsburg LLC, Flywheel San Francisco, LLC, Flywheel Denver Union Station, LLC and Flywheel 415 Greenwich LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 6, 2020).

10.54
Commitment Letter, dated as of January 6, 2020, by and between Town Sports International Holdings, Inc. and Kennedy Lewis Investment Management LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 6, 2020).

10.55
First Amendment to Asset Purchase Agreement, dated as of February 12, 2020, by and among Town Sports International, LLC, Flywheel Sports, Inc., Flywheel Buckhead LLC, Flywheel Astor Place LLC, Flywheel CCDC, LLC, Flywheel Park Avenue LLC, Flywheel Williamsburg LLC, Flywheel San Francisco, LLC, Flywheel Denver Union Station, LLC and Flywheel 415 Greenwich LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 12, 2020).

10.56
Second Amendment to Asset Purchase Agreement, dated as of February 28, 2020, by and among Town Sports International, LLC, Flywheel Sports, Inc., Flywheel Buckhead LLC, Flywheel Astor Place LLC, Flywheel CCDC, LLC, Flywheel Park Avenue LLC, Flywheel Williamsburg LLC, Flywheel San Francisco, LLC, Flywheel Denver Union Station, LLC and Flywheel 415 Greenwich LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 28, 2020).

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Provided herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Provided herewith).

32.1	Section 1350 Certification of Chairman and Chief Executive Officer (Provided herewith).

32.2	Section 1350 Certification of Chief Financial Officer (Provided herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.