Form 10-K/A
period 2019-12-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2020-06-12
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
As of June 12, 2020, there were 29,710,045 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Town Sports International, Inc. (the “Company,” “TSI,” “we,” “us” or “our”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020 (the “Original 10-K”), is being filed for the purposes of (i) including the information required by Part III, Items 10-14, of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2019 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information in Part III, Items 10-14, is filed herewith and provided below as required.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of December 31, 2019, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.
The directors and executive officers of Town Sports, and their ages and positions as of December 31,2019 are:

Name	Age	Position
Patrick Walsh	44	Chief Executive Officer and Director
Martin Annese	61	Director
Thomas J. Galligan III(1)	74	Director
Spencer Wells(2)	49	Director
Marcus B. Dunlop(3)	33	Director
Mandy Lam(3)	46	Director
Carolyn Spatafora(4)	54	Chief Financial Officer
Helen Van Ness(5)	56	Interim Chief Financial Officer
Stuart Steinberg	63	General Counsel

(1)On March 16, 2020, Thomas J. Galligan III notified the Company of his resignation as a member of the Board.

(2)On April 17, 2020, Spencer Wells notified the Company of his resignation as a member of the Board.

(3)On January 15, 2020, Marcus B. Dunlop and Mandy Lam notified the Company of each of their respective resignations as members of the Board.

(4)On November 7, 2019, Town Sports International Holdings, Inc. announced that Carolyn Spatafora would be taking a leave of absence from her role as Chief Financial Officer of the Company effective as of November 7, 2019. Ms. Spatafora took leave in order to attend to a medical disability. Further, on January 31, 2020, Ms. Spatafora notified the company of her termination and inability to return to work due to disability.

(5) On November 12, 2019, the Company announced that the Board of Directors of the Company (the “Board”) had appointed Helen Van Ness as the interim Chief Financial Officer of the Company, effective as of November 12, 2019 pursuant to the Statement of Work dated November 12, 2019 (the “Services Agreement”), by and between the Company and Alvarez & Marsal Corporate Performance Improvement, LLC (“Alvarez & Marsal”). On March 23, 2020, in connection with the termination of the Services Agreement with Alvarez & Marsal, Ms. Van Ness’ employer, the Company terminated Helen Van Ness as interim Chief Financial Officer.

(6)The Company has appointed Phillip Juhan as Chief Financial Officer with immediate effect as of March 23, 2020.

(7)On April 3, 2020, the Board approved the appointment of Jeffrey Crivello as a member of the Board with immediate effect and appointed him to serve as a member of the Audit Committee.

Directors
Patrick Walsh has served as a director since March 2015, and Chairman of the Board from April 2015 to May 2015. Mr. Walsh served as Executive Chairman from June 2015 to August 2016. Mr. Walsh has served as Chairman and Chief Executive Officer of the Company since September 2016. Mr. Walsh is also the Chief Executive Officer of PW Partners Atlas Funds, LLC, the general partner of various investment funds, and its affiliates, which he founded in August 2012. From September 2011 to August 2012, Mr. Walsh was Managing Partner of PWK Partners, LLC, an investment firm. From March 2008 to September 2011, Mr. Walsh served as partner at Oak Street Capital Management, LLC, an investment firm. From August 2004 to February 2008, Mr. Walsh was Vice President at Deutsche Bank Securities, Inc. He also serves as a director of BJ’s Restaurants, Inc., an owner and operator of casual dining restaurants, since June 2014.

Martin J. Annese has served as a director since March 2015. Mr. Annese has served as principal of MJA consulting since May 2012, a Board Advisor to Ratner Companies since August 2014, and a Board Advisor to First Priority Group, LLC since June 2018. From April 2008 to May 2012, Mr. Annese served as Chief Operating Officer of the Company. Prior to joining the Company, from 1993 to 2005, Mr. Annese held executive positions at Starbucks Coffee Company and PepsiCo Inc.
Thomas J. Galligan III has served as a director since March 2007. Mr. Galligan previously served as our Chairman of the Board from March 2010 to February 2015. Mr. Galligan served as Executive Chairman and a member of the board of directors of Papa Gino’s Holdings Corp. from April 2009 to February 2014. From October 2008 to March 2009, Mr. Galligan was Chairman and Chief Executive Officer of Papa Gino’s, and from May 1996 to October 2008, he was Chairman, Chief Executive Officer and President. Prior to joining Papa Gino’s in March 1995 as Executive Vice President, Mr. Galligan held executive positions at Morse Shoe, Inc. and PepsiCo, Inc. Mr. Galligan is currently a director of H&E Equipment Services, Inc. and three private companies. On March 16, 2020, Thomas J. Galligan III notified the Company of his resignation as a member of the Board, effective immediately.
L. Spencer Wells served as a director since March 2015. Mr. Wells has over 20 years of experience as a portfolio manager and financial analyst. Since 2013, he has been a Partner at Drivetrain Advisors, an advisory firm providing fiduciary services to members of the alternative investment community. Prior to co-founding Drivetrain Advisors, Mr. Wells served as a Partner of TPG Special Situations Partners from September 2010 to January 2013 and then as a senior advisor until July 2013, where he was jointly responsible for managing a $2.5 billion portfolio of distressed and special situations investments. From 2002 until 2009, Mr. Wells served as a Partner and a Portfolio Manager at Silverpoint Capital, L.P., an alternative investment manager specializing in distressed credit. While at Silverpoint, he was responsible for a $1.3 billion portfolio of credit and equity investments in the energy, chemicals, and building products sectors. Mr. Wells has served on the board of directors of Advanced Emissions Solutions, Inc. since July 2014, on the board of directors of Vantage Drilling International since February 2016, and on the board of directors of NextDecade Corp since August 2017. He also serves as a director on the boards of two other private companies. On April 17, 2020, Mr. Wells notified the Company of his resignation as a member of the Board, effective immediately.
Marcus B. Dunlop has served as a director since July 2017. Mr. Dunlop has served as an investment professional at HG Vora Capital Management since July 2009. Prior to joining HG Vora Capital Management in July 2009, Mr. Dunlop was an analyst at Goldman Sachs in the Bank Debt Portfolio Group focusing primarily on credit analysis for the bank loan sales and trading desk and restructuring the debt of non-investment grade companies. On January 15, 2020, Mr. Dunlop notified the Company of his resignation as a member of the Board, effective immediately.
Mandy Lam has served as a director since July 2017. Ms. Lam has served as General Counsel at HG Vora Capital Management, LLC and has been responsible for managing legal and regulatory matters at the firm since December 2014.  From September 2011 to December 2014, Ms. Lam was Managing Director at GFMA Global FX Division where she provided strategic regulatory advice on the over-the-counter foreign exchange market.  From July 2004 to August 2011, Ms. Lam was Senior Vice President and Head of Regulatory Affairs at CLS Bank International and a member of its Senior Management Team and Executive Committee. Prior to that, Ms. Lam served as an attorney at Sullivan & Cromwell advising on financing, securities, mergers and acquisitions and regulatory matters from December 1999 to May 2004. On January 15, 2020, Ms. Lam notified the Company of her resignation as a member of the Board, effective immediately.
Executive Officers
Carolyn Spatafora had been our Chief Financial Officer since May 2014. Ms. Spatafora was previously Chief Financial Officer of Sbarro, LLC, a chain of pizza restaurants, from December 2009 until May 2014. Ms. Spatafora began her career at KPMG Peat Marwick and later served in various roles at Bayside Federal Savings Bank and Adecco, S.A. before moving to Sbarro, LLC (formerly Sbarro, Inc.) in March 2005, where she served in various roles, including Controller, prior to her appointment to Chief Financial Officer. On January 31, 2020, Ms. Spatafora notified the company of her termination and inability to return to work due to disability.
Helen Van Ness was appointed interim Chief Financial Officer In November 2019 pursuant to the Services Agreement. Ms. Van Ness has served as a Managing Director with Alvarez & Marsal since November 17, 2014. Prior to joining Alvarez & Marsal, Ms. Van Ness was a Managing Director and CFO of Global Operations, Technology and Data organizations with Morgan Stanley. She was responsible for managing a $5.3 billion cost base across all business divisions, and reduced costs by 10 percent over three years and total annual cost for the first time. She also served as Director of Technology and Infrastructure Services with Credit Suisse, where she was responsible for global financial management of over $1 billion in annual expenses. On March 23, 2020, in connection with the termination of the Services Agreement, the Company terminated Helen Van Ness as interim Chief Financial Officer. The termination of Ms. Van Ness is effective immediately.

Other
Stuart M. Steinberg has been our General Counsel since February 2017 and has been the sole stockholder of Stuart Steinberg P.C., a law firm that serves as the Company’s outside counsel since 2016. Prior to that, Mr. Steinberg was the majority stockholder of Steinberg Fineo Berger & Fischoff PC. Mr. Steinberg and his firm served as General Counsel to Sbarro, LLC (formerly Sbarro, Inc.) for 15 years and throughout the years, other companies located throughout the New York metropolitan area. Mr. Steinberg has extensive experience in commercial lease negotiations, all facets of corporate representation, employment law and litigation.
Phillip Juhan was appointed as Chief Financial Officer on March 23, 2020. Mr. Juhan, age 45, has served as Vice President of Business Operations for the Company since August 13, 2018. Mr. Juhan brings a number of years of progressive experience in both financial and entrepreneurial leadership roles. From 2002 to 2014, Mr. Juhan worked in the Investment Banking Divisions of Prudential Financial and the Bank of Montreal, where he led consumer focused research within the Financial Services (Real Estate, Gaming and Lodging) and Consumer (Broadlines Retail and Restaurants) sectors. Since 2014, Mr. Juhan has served as Founder and President of B.L.K. LLC, a restaurant operating company, and as Founder and General Partner of Simple PropCo LLC, a Georgia based real estate holding company.
Jeffrey Crivello was appointed as Director on April 3, 2020. Mr. Crivello, age 41, has substantial experience in a number of senior executive roles in both public and private companies. He currently serves as Chief Executive Officer of BBQ Holdings, Inc., a public company that owns and operates a range of restaurants across North America. Mr. Crivello has been a director of BBQ Holdings, Inc. since August 2017 and has been its CEO since November 2017. From January 2015 until January 2020, Mr. Crivello served as the Chief Financial Officer of the hedge fund PW Partners Capital Management, LLC, where he had primary responsibility for operations and accounting. From 2012 to 2015, Mr. Crivello served as a Managing Member of Maize Capital Group, LLC, a commodity investment firm. Since 2001, Mr. Crivello has served as President of TREW Capital Management, Inc., a consulting and investment firm where he has had primary responsibility for operations.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners, are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended 2019, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act with the following exceptions: (i) a Form 4 was filed on February 11, 2019 on behalf of Mr. Patrick Walsh to disclose two issuances of restricted stock that occurred on January 21, 2019 and February 1, 2019 and (ii) a Form 4 was filed on December 20, 2019 on behalf of Mr. Patrick Walsh to disclose an issuance of shares of restricted stock that occurred on December 13, 2019.
Audit Committee Information
As of December 31, 2019, the audit committee of the Board (the “Audit Committee”), which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was composed of three members of our Board: Martin J. Annese, Thomas J. Galligan III (Chair)*, and L. Spencer Wells**. Each member of our Audit Committee is independent, as independence is defined under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act and regulations of the SEC. The Audit Committee held four meetings during the 2019 Fiscal Year.
The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Audit Committee’s charter, Company management is responsible for the preparation, presentation, and integrity of the financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.
In addition, the Board had determined that Mr. Galligan satisfied the Nasdaq rule requiring that at least one member of the Audit Committee of our Board have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the member’s financial sophistication, including being, or having been, a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board had also determined that Mr. Galligan was an “audit committee financial expert” as defined by the SEC.
*On March 16, 2020, Thomas J. Galligan III notified the Company of his resignation as a member of the Board. Mr. Galligan served as audit chair for Fiscal 2019. The Board had appointed then director Spencer Wells to serve as Mr. Galligan’s replacement as chair of the Board’s Audit Committee with immediate effect.
**On April 17, 2020, Spencer Wells notified the Company of his resignation as a member of the Company’s Board of Directors.
***On April 3, 2020, the Board approved the appointment of Jeffrey Crivello as a member of the Board with immediate effect and appointed him to serve as a member of the Audit Committee, to serve along with Director Martin J. Annese.
Both Mr. Crivello and Mr. Annese have been determined by the Board to be independent, as independence is defined under Nasdaq Rules and Exchange Act regulations of the SEC.
In addition, the Board had determined that Mr. Crivello satisfied the Nasdaq rule requiring that at least one member of the Audit Committee of our Board have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the member’s financial sophistication, including being, or having been, a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board had also determined that Mr. Crivello was an “audit committee financial expert” as defined by the SEC.

Code of Ethics
We have a code of ethics (the “Code of Ethics”) that applies to our Executive Officers. A copy of our Code of Ethics can be found on our website at www.http://www.townsportsinternational.com/corporate-governance. The Code of Ethics also is available in print, free of charge, to any stockholder who requests a copy by writing to the Company at the following address: 1001 U.S. North Highway 1, Suite 201, Jupiter, FL 33477, Attention: Corporate Secretary.
Our Code of Ethics is intended to be a codification of the business and ethical principles that guide the Company, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC, on our website.

Item 11. Executive Compensation

Compensation Discussion and Analysis
Introduction
We are currently considered a “smaller reporting company” as defined in the SEC’s rules and regulations. As such, we have elected to take advantage of the scaled disclosure requirements afforded to smaller reporting companies and, therefore, have provided more limited (or, in some cases, eliminated) disclosures than we have provided in prior years’ proxy statements. The executive compensation disclosures that follow comply with the SEC’s executive compensation disclosure rules for smaller reporting companies and therefore are generally narrower in scope than the executive compensation disclosures and Compensation Discussion and Analysis that we have included in prior proxy statements.
Summary Compensation Table
The following table sets forth the compensation earned for all services rendered to us in all capacities in the fiscal years ended December 31, 2019 and 2018 by our then named executive officers, which include our principal executive officer, Patrick Walsh (our Chairman and Chief Executive Officer), and our two other most highly compensated executive officers serving as of December 31, 2019, which include Carolyn Spatafora (our former Chief Financial Officer) and Stuart Steinberg (our General Counsel).
SUMMARY COMPENSATION TABLE

		Salary				Non-Equity	Non-Qualified
		and Fees		Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Earned	Bonus	Awards	Awards	Compensation	Compensation Earnings	Compensation
Position	Year	($)	($)(1)	($)(2)	($)(2)	($)	($)	($)(3)	Total ($)
Patrick Walsh	2019	690,000	—	2,866,939	—	—	—	14,000	3,570,939
Chief Executive Officer & Chairman	2018	690,000	1,380,000	80,000	—	—	—	14,000	2,164,000
Carolyn Spatafora	2019	358,750	—	247,600	—	—	—	105,775	712,125
Chief Financial Officer	2018	358,750	358,750	—	—	—	—	6,312	723,812
Stuart Steinberg	2019	280,010	—	414,475	—	—	—	—	694,485
General Counsel(4)	2018	280,000	280,000	—	—	—	—	—	560,000
______________________________________________________________________________________________________

(1)	Cash bonuses for 2018 were paid in January 2019. There were no cash bonuses paid for 2019.

(2)
These columns represent the aggregate grant date fair value of restricted stock or stock options, as applicable, granted to each of the named executive officers in the specified fiscal year computed in accordance with ASC Topic 718. For additional information about the valuation assumptions with respect to all grants reflected in these columns, refer to Note 11 of the financial statements of the Company in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. These amounts reflect aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the named executive officers.

(3)
This column reflects Company-paid premiums on medical, dental and long-term disability insurance as well as a tax gross-up associated with long-term disability insurance premiums paid by the Company. The tax gross-up associated with long-term disability insurance premiums paid by the Company, referred to above, for each of the named executive officers was as follows: Mr. Walsh $0; Ms. Spatafora $1,047; and Mr. Steinberg $0. For Ms. Spatafora, this column also includes disability pay.

(4)
Mr. Steinberg became General Counsel of the Company effective May 1, 2017. In connection with this, the Company and Mr. Steinberg’s law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21,000, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $263,000 and $269,000 in the years ended December 31, 2019 and 2018, respectively. Additionally, the Company paid a bonus to Mr. Steinberg in January 2019 related to services performed in 2018 in the amount of $280,000. Such amount was paid to the order of the Firm and is included in Mr. Steinberg’s bonus in the chart above.
Narrative Disclosure to the Summary Compensation Table
2019 Fiscal Year Compensation Decisions and Results
The following were the main components of the compensation paid to or earned by our named executive officers in the 2019 Fiscal Year.
1. Base Compensation: The named executive officers serving at the beginning of the 2019 Fiscal Year did not receive base salary increases. For Mr. Walsh, base compensation included $690,000 in both 2019 and 2018.
2. Annual Cash Awards: For the 2018 Fiscal Year, the Compensation Committee awarded discretionary cash bonuses to the following named executive officers: Mr. Walsh, $1,380,000; Ms. Spatafora, $358,750; and Mr. Steinberg, $280,000. These amounts were paid in January 2019 and are included in the chart above. There were no discretionary bonuses awarded for the 2019 Fiscal Year.
 3. Long-Term Equity Incentives: In the 2019 Fiscal Year, the Compensation Committee and the Board granted certain equity awards to certain of our named executive officers. The awards of restricted common stock generally vest in three equal annual installments, beginning on the first anniversary of the grant date, and subject to continuous employment from the date of grant until the applicable vesting date.

•
Patrick Walsh.  In connection with Mr. Walsh’s appointment as Executive Chairman, Mr. Walsh remained entitled to receive the annual equity awards to which non-employee directors are entitled under the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”). In the 2019 Fiscal Year, he received an award of 275,000 shares of restricted stock which vest in three equal annual installments on January 21, 2020, 2021 and 2022, respectively and 609,375 shares of restricted stock which vest in three equal annual installments on December 13, 2020, 2021 and 2022, respectively. In connection with Mr. Walsh’s appointment as Chief Executive Officer on September 30, 2016, he is no longer entitled to receive the annual equity awards to which non-employee directors are entitled to under the Director Compensation Plan. In lieu of this, Mr. Walsh received a discretionary grant of 13,423 shares of restricted stock on February 1, 2019, respectively, which vests in three equal annual installments on the anniversary date of the grant.

•
In the 2019 Fiscal Year, the Compensation Committee awarded shares of restricted stock on January 21, 2019 to the following named executive officers: Ms. Spatafora, 40,000 shares and Mr. Steinberg, 40,000 shares. Mr. Steinberg also received a grant of 93,750 shares of restricted stock on December 13, 2019. These shares of restricted stock vest in three equal annual installments on the anniversary date of the grant.

4. Severance Payments: Our Stock Incentive Plan provides that if certain of our named executive officers resign or the named executive officer’s employment is terminated by the Company for any reason and the Company wishes to enforce specified non-competition and non-solicitation covenants for a period of up to one year, the Company must pay the named executive officer severance compensation equal to no less than such named executive officer’s base salary during such period (other than as described below). In the event of certain terminations in connection with a change in control, however, an executive’s unvested stock option and restricted stock awards will vest in full under the Stock Incentive Plan. “Change in control” is defined in the Stock Incentive Plan as: (1) any person becoming the beneficial owner directly or indirectly, of 40% or more of the combined voting power of the then outstanding securities of the Company or (2) the stockholders of the Company approving a plan of complete liquidation of the Company or the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets other than the sale of all or substantially all of the assets of the Company to a person or persons who beneficially own 50% or more of the Company’s common stock or pursuant to a spin-off type transaction of such assets to the stockholders of the Company.
The Company has also made or has agreed to make severance payments to certain of its named executive officers pursuant to the terms of the severance agreements described below.

•
Carolyn Spatafora. Under Ms. Spatafora’s severance arrangement, she will be required to comply with a non-competition covenant for a period of up to one year and will receive in return one year of salary (fourteen months in the case of a constructive termination), a pro rata annual bonus (provided, in the case of a termination in the absence of a change in control, that the Company is, at the time of such termination, on budget to achieve target performance of bonus targets under the Bonus Plan), continuation of health and dental and disability coverage for up to two years, continuation of fitness club membership for one year and eligibility for outplacement assistance with a cost not to exceed $25,000. Such payments are in lieu of any severance payments provided under the Stock Incentive Plan described above. Ms. Spatafora’s severance agreement also provides for severance benefits in the event that she is constructively terminated or terminated without cause in the absence of a change in control. In connection with Ms. Spatafora’s agreement to advise and assist the Company after her notice of Termination by reason of disability, the Company agreed, in addition to the terms of Ms. Spatafora’s severance agreement, to accelerate all her unvested Stock as of December 31, 2019 and pay her target Bonus for 2019 in the amount of $358,750 which was paid on February 7, 2020.
5. Other Benefits and Perquisites

The Company’s executive compensation program also includes other benefits and perquisites. We provide medical benefits, long-term disability insurance (and gross-ups for related taxes) for specified employees, and free memberships in the Company’s clubs for all employees. For Mr. Walsh, the Company also provided reimbursement of certain commuting and lodging costs and other related expenses (and gross-ups for related taxes). The Company reviews these other benefits and perquisites and makes adjustments as warranted based on competitive practices, the Company’s performance and the individual’s responsibilities and performance.
6. The Alvarez & Marsal Engagement
Ms. Van Ness was retained as our Interim Chief Financial Officer in November 2019 pursuant to the Services Agreement, as was disclosed in the Company’s Current Report on Form 8-K dated November 14, 2019. Pursuant to the Services Agreement, the Company pays Alvarez & Marsal a monthly fee of $165,000 to provide, inter alia, the services of Ms. Van Ness as Interim Chief Financial Officer. Ms. Van Ness is compensated by Alvarez & Marsal and receives no direct compensation from the Company.
.

Management Stock Purchase Plan
The Company adopted the 2018 Management Stock Purchase Plan on January 3, 2018, and amended and restated it on March 13, 2018. The Management Stock Purchase Plan was further amended by resolution of the Board of Directors on May 15, 2019, as described below (as amended, the “MSPP”).The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner.
The following is a summary of the MSPP, which is qualified in its entirety by the terms of the MSPP. Upon adoption, eligible employees may elect to use up to 20% of their cash compensation (as defined in the MSPP), but in no event more than $200,000 in any calendar year, to purchase the Company’s common stock generally on a quarterly basis on the open market through a broker (such purchased shares being referred to as “MSPP Shares”). This amount was amended to $300,000, effective June 15, 2019, pursuant to a Board of Directors meeting held on May 15, 2019. If the participant holds the MSPP Shares for the requisite period specified in the Plan (two years from the purchase date) and remains an employee of the Company, the participant will receive an award of shares of restricted stock under the Company’s 2006 Stock Incentive Plan, as amended, in an amount equal to the number of MSPP Shares that satisfied the holding period. The award will vest on the second anniversary of the award date so long as the participant remains an employee on the vesting date. Awards granted under the Stock Incentive Plan in any calendar year as a result of participants holding the MSPP Shares for the requisite period will be the lesser of (i) 50% of the shares available for grant under the Stock Incentive Plan and (ii) the number of MSPP Shares that have satisfied the two year holding period.

Outstanding Equity Awards at End of the 2019 Fiscal Year
The following table sets forth information concerning unexercised stock options and unvested restricted stock for each of the named executive officers as of the end of the 2019 Fiscal Year.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2019

	Option Awards(1)					Stock Awards(1)

									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
		Number of	Number of				Market	Number of	Value of
		Securities	Securities			Number of	Value of	Unearned	Unearned
		Underlying	Underlying			Shares or	Shares or	Shares,	Shares,
		Unexercised	Unexercised	Option		Units of	Units of	Units or Other	Units or Other
	Stock	Options	Options	Exercise	Option	Stock that	Stock that	Rights That	Rights
	Award Grant	Exercisable	Unexercisable	Price	Expiration	Have Not	Have Not	Have Not	That Have
Name	Date	(#)	(#)	($)	Date	Vested (#)	Vested ($)	Vested	Not Vested
Patrick Walsh	12/13/2019	—	—	—	—	609,375	1,042,031	—	—
	2/1/2019	—	—	—	—	13,423	22,953	—	—
	1/21/2019	—	—	—	—	275,000	470,250	—	—
	02/01/2018	—	—	—	—	8,743	14,951	—	—
	12/4/2017	—	—	—	—	83,333	142,499	—	—
	03/08/2017	—	—	—	—	8,667	14,821	—	—

Carolyn Spatafora	1/21/2019	—	—	—	—	40,000	68,400	—	—
	12/4/2017	—	—	—	—	10,000	17,100	—	—

Stuart Steinberg	12/13/2019	—	—	—	—	93,750	160,313	—	—
	1/21/2019	—	—	—	—	40,000	68,400	—	—
	12/4/2017	—	—	—	—	3,333	5,699	—	—
______________________________________________________________________________________________________

(1)
Restricted stock awards granted in 2019, 2018 and 2017 vest in three equal installments on each of the first three anniversaries of the grant date. The vesting of all stock option and restricted stock awards accelerates upon a change in control.

(2)	There were no options granted or unexercised options for the named executives.

Director Compensation for the 2019 Fiscal Year
The summary below details the compensation paid to each of our non-employee directors other than Mr. Dunlop and Ms. Lam. Mr. Dunlop and Ms. Lam were not compensated for serving on the Board and did not participate in the Amended and Restated Town Sports International Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”). Mr. Walsh received additional compensation during the 2019 and 2018 Fiscal Years for his role as Chief Executive Officer. For a discussion of the additional compensation paid to Mr. Walsh, see “Executive Compensation” below.
Under our director compensation policy in effect during the 2019 Fiscal Year, directors who were also employees of the Company received no additional compensation for services as a director.
Directors who were not employees of the Company or any of its subsidiaries received the following compensation:
Annual retainer:
•Each director (other than the Executive Chairman of the Board) received a $60,000 annual retainer;
•The chairman of the Audit Committee received an additional $15,000 annual retainer;
•The chairman of the Compensation Committee received an additional $7,500 annual retainer; and
•The chairman of the Nominating and Corporate Governance Committee and the chairman of the Executive Committee each received an additional $6,000 annual retainer.
 The annual retainer amounts set forth above were payable quarterly in arrears on the fifth business day prior to the end of each calendar quarter. Board members may have elected to receive such annual retainer in the form of shares of common stock of the Company.
  Each director received an annual award of common stock on February 1, 2019 (“Award Date”), with each award being fully vested as of the award date, and otherwise subject to the terms of the Stock Incentive Plan:
•Each non-employee director: shares of common stock with a Fair Market Value (as defined in the Stock Incentive Plan) of $80,000 on the Award Date.
•No member of the Board received any fees for attending any meetings of the Board or its committees. Each director and each member of a Board committee is reimbursed for any out-of-pocket expenses reasonably incurred by him or her in connection with services provided in such capacity.
The following table sets forth information concerning the compensation to each of our directors in the 2019 Fiscal Year other than Mr. Walsh, whose compensation during the 2019 Fiscal Year is discussed below under “Executive Compensation”:
DIRECTOR COMPENSATION FOR 2019

				Non-Equity	Non-qualified
	Fees or			Incentive	Deferred
	Paid in			Plan	Compensation	All Other
	Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin J. Annese	60,000	80,001	—	—	—	—	140,001
Marcus B. Dunlop (1)	—	—	—	—	—	—	—
Jason M. Fish (2)	22,418	80,001	—	—	—	—	102,419
Thomas J. Galligan III (3)	75,000	80,001	—	—	—	—	155,001
Mandy Lam (1)	—	—	—	—	—	—	—
L. Spencer Wells (4)	73,500	80,001	—	—	—	—	153,501
______________________________________________________________________________________________________

(1)	Mr. Dunlop and Ms. Lam were not compensated for serving on the Board and do not participate in the director Stock Incentive Plan and resigned from the Board in January 2020.

(2)	Mr. Fish resigned from the Board effective May 2019.

(3)	Mr. Galligan holds, in addition to the stock awards noted in the table, 11,315 fully vested stock options, as of December 31, 2019. Mr. Galligan resigned from the Board effective March 2020.

(4)	Mr. Wells resigned from the Board effective April 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees as of December 31, 2019:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,315	$1.91	1,888,657
Equity compensation plans not approved by security holders	—	—	—
Total	11,315	$1.91	1,888,657

OWNERSHIP OF SECURITIES
The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of December 31, 2019, by (1) each person or group of affiliated persons whom we know to beneficially own more than five percent of our common stock; (2) each of the named executive officers; (3) each of our directors and director-nominees; and (4) all of our current directors and executive officers as a group.

		Percentage of
	Number of Shares	Common Stock
Name and Address	Beneficially Owned	Outstanding***
5% Stockholders
PW Partners Capital Management LLC and affiliates(1)	8,702,499	29.6
Kennedy Lewis Investment Management, LLC(2)	4,200,000	14.3
Stadium Capital Management, LLC and affiliates(3)	2,000,337	6.8
Renaissance Technologies LLC and affiliates(4)	2,037,614	6.9
HG Vora Capital Management, LLC(5)	1,500,000	5.1
Named Executive Officers and Directors
Patrick Walsh(1)	5,571,182	18.9
Carolyn Spatafora(6)	76,825	*
Marcus Dunlop	—	*
Mandy Lam	—	*
Stuart Steinberg(7)	145,649	*
Martin J. Annese	93,897	*
Thomas J. Galligan III(8)	161,175	*
L. Spencer Wells	53,773	*
Directors and Executive Officers as a group (8 persons)(8)	6,102,501	20.7
______________________________________________________________________________________________________

*	Less than 1%.
** For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by February 29, 2020 in this case) sole or shared voting power or investment power.
*** Percentage of beneficial ownership is based on 29,425,557 shares of common stock outstanding at December 31, 2019.

(1)
Based solely on a review of a Schedule 13D/A filed with the SEC on December 23, 2019 and Section 16 ownership reports filed by PW Partners Atlas Fund III, LP (“Atlas Fund III”), PW Partners Atlas Fund II, LP (“Atlas Fund II”), PW Partners Atlas Funds, LLC (“Atlas Fund GP”), PW Partners Capital Management LLC (“PW Capital Management”) and Patrick Walsh (Mr. Walsh, together with Atlas Fund III, Atlas Fund II, Atlas Fund GP and PW Capital Management, the “PW Group Stockholders”). Atlas Fund III directly owns 1,271,182 shares of the Company’s common stock. Atlas Fund II directly owns 4,300,000 shares of the Company’s common stock. Atlas Fund GP is the General Partner of Atlas Fund III. PW Capital Management is the Investment Manager of Atlas Fund III. Mr. Walsh is the Managing Member of PW Capital Management and the Managing Member and Chief Executive Officer of Atlas Fund GP. Accordingly, each of Atlas Fund GP, PW Capital Management and Mr. Walsh may be deemed to beneficially own the 5,571,182 shares of the Company’s common stock owned directly by Atlas Fund III and each of the PW Group Stockholders may be deemed to have shared voting and dispositive power over such shares. Mr. Walsh may also be deemed to directly beneficially own an additional 3,131,317 shares of the Company’s common stock, including 998,543 unvested shares of restricted stock, 609,375 of which vest in equal annual installments on each of December 13, 2020, 2021 and 2022, 13,423 of which 4,474 vests on February 1,2020, 4,475 on February 1, 2021 and 4,474 on February 2, 2022, 275,000 of which 91,667 vest on January 21, 2020, 91,666 on January 21, 2021 and 91,667 on January 21, 2022, 8,744 shares of which 4,371 vests on February 1, 2020 and 4,372 vests on February 2, 2021, 8,667 which vests on March 8, 2020, 83,333 shares which vests on December 4, 2020 Mr. Walsh has sole voting power over such 998,543 unvested shares of restricted stock and sole voting and dispositive power over the remaining 2,132,774 shares of common stock he directly owns. Accordingly, Mr. Walsh may be deemed to beneficially own a total of 8,702,499 shares of common stock. The address of the PW Group Stockholders is 141 W. Jackson Blvd., Suite 1702, Chicago, Illinois 60604.

(2)
Based solely on a review of a Schedule 13D filed with the SEC on January 6, 2020 by Kennedy Lewis Management, LP (“KL”), KLM GP LLC (“KLM”), Kennedy Lewis Investment Management, LLC, (“KL Management”), Darren Richman and David Chene, (and together KL, KLM, KL Management Messrs. Richman and Chene, the “KL Shareholders”). The KL Shareholders report 4,200,000 shares of the Company’s common stock. The KL Shareholders report shared voting and dispositive power over 4,200,000 shares of common stock. The address of Kennedy Lewis is 80 Broad Street, 22nd Floor, New York, NY 10004.

(3)
Based solely on a review of a Schedule 13G/A filed with the SEC on February 11, 2020 by Stadium Capital Management, LLC (“SCM”), Stadium Capital Management GP, L.P. (“SCMGP”), Alexander M. Seaver, Bradley R. Kent and Stadium Capital Partners, L.P. (“SCP” and together with SCM, SCMGP and Messrs. Seaver and Kent, the “Stadium Stockholders”). The Filers held 2,000,337 shares of the Issuer’s Common Stock, or 7.1% of the total outstanding, including 1,684,690 shares held by Stadium Capital Partners, L.P., or 6.0% of the outstanding. The remainder of this Schedule 13G reports the Filers’ current holdings and is intended to report such current holdings and satisfy their obligation to report their holdings as of December 31, 2019. The Stadium Stockholders report beneficial ownership of a total of 2,307,262 shares of the Company’s common stock. SCM, SCMGP and Messrs. Seaver and Kent report shared voting and dispositive power over 2,307,262 shares of common stock, which includes 1,942,123 shares of common stock beneficially owned by SCP, and SCP reports shared voting and dispositive power over such 1,942,123 shares of common stock. SCP discloses in the Schedule 13G that it filed the report jointly with the other Stadium Stockholders, but not as a member of a group and it disclaims membership in a group. The address of the Stadium Stockholders is 199 Elm Street, New Canaan, Connecticut 06840-5321.

(4)
Based solely on a review of a Schedule 13G/A filed with the SEC on February 12, 2020 by Renaissance Technologies LLC (“Renaissance Technologies”) and Renaissance Technologies Holdings Corporation (“Renaissance Holdings” and together with Renaissance Technologies, the “Renaissance Stockholders”). The Renaissance Stockholders report beneficial ownership of a total of 2,037,614 shares of the Company's common stock. The Renaissance Stockholders report sole voting and dispositive power over such shares of common stock. Renaissance Technologies is majority-owned by Renaissance Holdings. The address of the Renaissance Stockholders is 800 Third Avenue, New York, New York 10022.

(5)
Based on a review of a Schedule 13D/A filed with the SEC on December 23, 2019 and Section 16 ownership reports filed by HG Vora Capital Management, LLC (“HG Vora Management”) and Mr. Parag Vora (collectively with HG Vora Management, the “HG Vora Stockholders”). The HG Vora Stockholders report shared voting and dispositive power over 1,500,000 shares of the Company’s common stock, which common stock is held directly by HG Vora Special

Opportunities Master Fund, Ltd. (“HG Vora Master Fund”). HG Vora Management is the investment manager of HG Vora Master Fund and Mr. Vora is the manager of HG Vora Management. The address of the HG Vora Stockholders is 330 Madison Avenue, 20th Floor, New York, New York 10017.

(6)	Includes 50,000 shares of unvested restricted stock, 13,333 of which vest on January 21, 2020, 13,334 on January 21, 2021 and 13,333 on January 21, 2022, 10,000 shares which vests on December 4, 2020.

(7)
Includes 137,083 shares of unvested restricted stock, 3,333 of which vest on December 4, 2020, 93,750 of which vest in equal installments on December 13, 2020, 2021 and 2022, respectively, and 40,000 shares of which vest in installments of 13,334 and 13,333 on January 21, 2021 and January 21, 2022, respectively.

(8)	Includes 11,315 shares of common stock issuable under options exercisable before May 30, 2020 that were issued to Mr Galligan as an option grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Our policy prohibits conflicts between the interests of our employees, officers and directors and our company. A conflict of interest exists when an employee, officer, or director’s personal interest interferes or may interfere with the interests of the Company. When it is deemed to be in the best interests of our company and our stockholders, the Audit Committee may grant waivers to employees, officers and directors who have disclosed an actual or potential conflict of interest, which waivers are subject to approval by our Board. This policy is included in our Code of Business Conduct and Ethics for Employees, Officers and Directors.
In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Except as described below, since January 1, 2019, there had not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 27, 2020, our common stock is the Company’s only class of voting securities.
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21,250, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $263,000 for the year ended December 31, 2019. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the year ended December 31, 2019.

Director Independence
The Board affirmatively has determined that a majority of our current directors - Messrs. Annese and Crivello - are independent under, and as required by, the listing standards of Nasdaq, with respect to the Board and committee service. Mr. Walsh is not considered independent due to his current service as Chief Executive Officer.
In making its independence determinations, the Board considers and reviews any commercial, charitable and employment transactions and relationships known to the Board (including those identified through annual directors’ questionnaires) that exist between us and our subsidiaries and the entities with which certain of our directors, director nominees or members of their immediate families are, or have been, affiliated. Mr. Crivello previously served as a consultant at Elmsford Elite, LLC, a subsidiary of Town Sports International, LLC. Prior to the appointment of Mr. Crivello to the Board, the consulting agreement pursuant to which he was retained as a consultant was terminated, and the Board determined that such prior relationship would not impair his independence as a director.

Item 14. Principal Accounting Fees and Services
On March 31, 2020 the Audit Committee dismissed PricewaterhouseCoopers LLP, the Company’s then current independent registered public accounting firm and approved the appointment of BDO USA LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. The decision to change independent registered public accounting firms was approved by the Audit Committee and disclosed in the Company’s Current Report on Form 8-K filed on April 6, 2020.
Prior to March 31, 2020 PricewaterhouseCoopers LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2019.
Fees Billed to the Company by PricewaterhouseCoopers LLP
The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2019 and 2018, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years and for other services rendered during those fiscal years on behalf of the Company were as follows:

Category	2019	2018
Audit Fees(1)	$1,526,000	$1,493,000
Audit-Related Fees (2)	$130,000	$—
Tax Fees	$—	$—
All Other Fees(3)	$2,000	$2,000
_______________________________________________________________________________________________

(1)
Audit fees are for fees and expenses associated with professional services rendered by PricewaterhouseCoopers in connection with (i) the audits of the Company’s annual consolidated financial statements and internal control over financial reporting, including services related to statutory audits of certain of our subsidiaries, (ii) reviews of unaudited interim financial statements included in the Company’s quarterly reports on Form 10-Q and (iii) reviews of documents filed with the Securities and Exchange Commission (“SEC”).

(2)	Audit-related fees in 2019 were for fees associated with professional services in connection with new accounting guidance related to leasing.

(3)	All other fees are mainly related to online research access.
The Audit Committee determined previously that the provision of services discussed above were compatible with maintaining the independence of PricewaterhouseCoopers LLP from the Company.

Audit Committee’s Pre-Approval Policies and Procedures
The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences. None of the fees for services described above under the captions “Audit-Related Fees” or “All Other Fees” approved by the Audit Committee were approved pursuant to the exception provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit

10.1	Business Loan Agreement and Promissory Note, dated April 20, 2020, by and between TSI LLC and Bank United, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2020

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

By:	/s/ PATRICK WALSH

Chairman and Chief Executive Officer

By:	/s/ PHILLIP JUHAN

Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ PATRICK WALSH	Chairman and Chief Executive Officer	June 12, 2020
	Patrick Walsh	(principal executive officer)

By:	/s/ PHILLIP JUHAN	Chief Financial Officer	June 12, 2020
	Phillip Juhan	(principal financial and accounting officer)

By:	/s/ MARTIN J. ANNESE	Director	June 12, 2020
Martin J. Annese

By:	/s/ JEFFREY CRIVELLO	Director	June 12, 2020
Jeffrey Crivello