Form 10-Q
period 2020-03-31
TOWN SPORTS INTERNATIONAL HOLDINGS INC
filed 2020-09-04
CIK 1281774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
Telephone: (914) 347-4009
(Address, zip code, and telephone number, including area code, of registrant’s principal executive office)
399 Executive Boulevard, Elmsford, New York 10523
(Mailing address)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CLUB	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 3, 2020, there were 29,715,140 shares of Common Stock of the registrant outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future financial results and performance, potential sales revenue, potential club closures, results of cost savings initiatives, legal contingencies and tax benefits and contingencies, future declarations and payments of dividends, and the existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors,” of this Quarterly Report and in our other reports and documents filed with the Securities and Exchange Commission (“SEC”). You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “could,” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the duration and severity of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or treat its impact, the potential negative impacts of COVID-19 on the economy of the United States and the impact of COVID-19 on the economy in the United States and the impact of COVID-19 on the Company’s financial condition and business operations, the impact of and risks and uncertainties related to a potential bankruptcy filing by certain of the Company’s subsidiaries, the level of market demand for our services, economic conditions affecting our business, the success of our pricing model, the geographic concentration of our clubs, competitive pressure, the ability to achieve reductions in operating costs, outsourcing of certain aspects of our business, environmental matters, the application of federal and state tax laws and regulations, any security and privacy breaches involving customer data, the levels and terms of the Company’s indebtedness and the occurrence of any defaults thereunder, and other specific factors discussed herein and in other SEC filings made by us. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Examples of forward-looking statements include, among others, statements we make regarding:

• business strategy;
• an anticipated bankruptcy filing;
• future profitability;
• financing sources;
• future industry growth;
•our ability to renew existing contracts and enter into new contracts with existing or potential customers;
• future profitability;
•the legislative/regulatory environment and exposure to increased economic regulation;
• the impact of litigation, government inquiries and investigations;
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, public health crises, such as the COVID-19 pandemic, and any actions taken by businesses and governments;
•our ability to take advantage of acquisition opportunities at favorable prices;
•a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;
•adverse changes in the financing markets we access affecting our ability to finance our acquisitions;
•customer defaults on their obligations;
•the availability and cost of capital
•exposure to uninsurable losses and force majeure events;
• the impact of litigation, government inquiries and investigations;
• all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. We cannot predict the duration and severity of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or treat its impact, the potential negative impacts of COVID-19 on the economy in the United States and the impact of COVID-19 on the Company’s financial condition and business operations. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or treat its impact, among others.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2020 and December 31, 2019
(All figures in thousands except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,669	$18,808
Accounts receivable (less allowance for doubtful accounts of $6,660 and $4,552 as of March 31, 2020 and December 31, 2019, respectively)	1,798	2,980
Prepaid corporate income taxes	9,434	865
Prepaid expenses and other current assets	18,668	10,148
Total current assets	54,569	32,801
Fixed assets, net	96,175	146,884
Operating lease right-of-use assets, net	484,138	563,372
Goodwill	16,569	32,988
Intangible assets, net	6,538	8,220
Deferred membership costs	976	1,009
Other assets	8,147	9,004
Total assets	$667,112	$794,278
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$190,917	$178,433
Current portion of mortgage and term loan	197	197
Current portion of operating lease liabilities	74,106	74,279
Accounts payable	8,729	4,458
Accrued expenses	26,613	34,568
Accrued interest	24	27
Deferred revenue	51,775	36,047
Total current liabilities	352,361	328,009
Long-term debt	3,864	4,358
Long-term mortgage and term loan	4,988	5,039
Long-term operating lease liabilities	516,681	532,977
Deferred revenue	75	89
Other liabilities	11,909	12,151
Total liabilities	889,878	882,623
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; no shares issued and outstanding at both March 31, 2020 and December 31, 2019
Common stock, $0.001 par value; issued and outstanding 29,481,474 and 29,425,557 shares at March 31, 2020 and December 31, 2019, respectively	27	26
Additional paid-in capital	2,979	1,919
Accumulated other comprehensive income	1,924	1,909
Accumulated deficit	(228,093)	(91,770)
Total Town Sports International Holdings, Inc. and Subsidiaries stockholders’ deficit	(223,163)	(87,916)
Non-controlling interests	397	(429)
Total stockholders’ deficit	(222,766)	(88,345)
Total liabilities and stockholders’ deficit	$667,112	$794,278
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2020 and 2019
(All figures in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Club operations	$96,809	$115,140
Fees and other	1,270	1,458
	98,079	116,598
Operating Expenses:
Payroll and related	41,285	45,323
Club operating	54,201	53,576
General and administrative	9,177	6,870
Depreciation and amortization	8,704	9,585
Impairment of fixed assets	46,822	—
Impairment of right-of-use assets	62,865	—
Impairment of intangible assets	17,408	—
	240,462	115,354
Operating (loss) income	(142,383)	1,244
Interest expense	3,016	3,452
Interest income	(8)	(28)
Equity in the earnings of investees	(30)	(55)
Loss before (benefit) provision for corporate income taxes	(145,361)	(2,125)
(Benefit) provision for corporate income taxes	(8,598)	74
Net loss including non-controlling interests	(136,763)	(2,199)
Less: net loss attributable to non-controlling interests	(440)	(150)
Net loss attributable to Town Sports International Holdings, Inc. and subsidiaries	$(136,323)	$(2,049)
Loss per share:
Basic	$(4.98)	$(0.08)
Diluted	$(4.98)	$(0.08)
Weighted average number of shares used in calculating loss per share:
Basic	27,381,231	26,443,946
Diluted	27,381,231	26,443,946
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2020 and 2019
(All figures in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Statements of Comprehensive (Loss) Income:
Net loss including non-controlling interests	$(136,763)	$(2,199)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, for each of the three months ended March 31, 2020 and 2019	(15)	11
Total other comprehensive (loss) income, net of tax	(15)	11
Total comprehensive (loss) income including non-controlling interests	(136,778)	(2,188)
Comprehensive (loss) income attributable to non-controlling interest	(440)	(150)
Total comprehensive (loss) income attributable to Town Sports International Holdings, Inc. and Subsidiaries	$(136,338)	$(2,038)
See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED RECONCILIATION OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2020
(All figures in thousands except share and per share data)
(Unaudited)

	Common Stock ($.001 par)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Town Sports International and Subsidiaries Stockholders’ (Deficit) Equity	Non-controlling interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2019	29,425,557	$26	$1,919	$1,909	$(91,770)	$(87,916)	$(429)	$(88,345)
Common stock grants	114,285	1	238	—	—	239	—	239
Restricted stock grants	40,304	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	16,926	—	6	—	—	6	—	6
Forfeiture of restricted stock	(115,598)	—	—	—	—	—	—	—
Stock-based compensation	—	—	816	—	—	816	—	816
Net loss	—	—	—	—	(136,323)	(136,323)	(440)	(136,763)
Write-off of receivable with partnership interest	—	—	—	—	—	—	1,266	1,266
Foreign currency translation adjustment	—	—	—	15	—	15	—	15
Balance at March 31, 2020	29,481,474	27	2,979	1,924	(228,093)	(223,163)	397	(222,766)

Balance at December 31, 2018	27,192,154	25	(1,644)	$1,841	(73,212)	$(72,990)	293	(72,697)
Stock option exercises	—	1	—	—	—	1	—	1
Common stock grants	53,692	—	320	—	—	320	—	320
Restricted stock grants	713,710	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	8,410	—	7	—	—	7	—	7
Forfeiture of restricted stock	(9,834)	—	—	—	—	—	—	—
Stock-based compensation	—	—	805	—	—	805	—	805
Net loss	—	—	—	—	(2,049)	(2,049)	(150)	(2,199)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)	—	(11)
Balance at March 31, 2019	27,958,132	$26	$(512)	$1,830	$(75,261)	$(73,917)	$143	$(73,774)

See notes to condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(All figures in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss including non-controlling interests	$(136,763)	$(2,199)
Adjustments to reconcile net loss including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	8,704	9,585
Impairment of fixed assets	46,822	—
Impairment of right of use asset	62,865	—
Impairment of goodwill and intangible assets	17,408	—
Write-off of receivable with partnership interest	1,266	—
Amortization of debt discount	323	250
Amortization of debt issuance costs	129	112
Non-cash rental expense (income)	130	(136)
Share-based compensation expense	1,060	1,132
Net change in certain operating assets and liabilities	5,708	6,238
Decrease in deferred membership costs	33	387
Landlord contributions to tenant improvements	—	15
Increase in insurance reserves	576	151
Other	(2)	(131)
Total adjustments	145,022	17,603
Net cash provided by operating activities	8,259	15,404
Cash flows from investing activities:
Capital expenditures	(5,543)	(3,873)
Acquisition of business	—	(21,667)
Net cash used in investing activities	(5,543)	(25,540)
Cash flows from financing activities:
Principal payments on 2013 Term Loan Facility	(473)	(520)
Prepayment of debt buy-back on 2013 Term Loan Facility	(8,357)	—
Proceeds from borrowings on Revolving Loan Facility	12,500	(189)
Principal payments on finance lease obligations	(463)	—
Principal payments on mortgage and term loan	(51)	(48)
Proceeds from stock option exercises	—	1
Net cash provided by (used in) financing activities	3,156	(756)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(15)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,861	(10,907)
Cash, cash equivalents and restricted cash beginning of period	21,003	50,061
Cash, cash equivalents and restricted cash end of period	$26,864	$39,154
Summary of the change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$1,182	$(179)
Increase in prepaid expenses and other current assets	(339)	(347)
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(2,301)	2,731
Change in prepaid corporate income taxes and corporate income taxes payable	(8,548)	63
Increase in deferred revenue	15,714	3,970
Net change in certain working capital components	$5,708	$6,238
Supplemental disclosures of cash flow information:
Cash payments for interest	$2,630	$3,071
Cash payments for income taxes	$14	$25

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$24,669	$18,808
Restricted cash included in other assets(a)	2,195	2,195
Total cash, cash equivalents and restricted cash	$26,864	$21,003
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
As of March 31, 2020, the Company owned and operated 185 fitness clubs (“clubs”) under various brand names, primarily located in the United States of America (“United States”, “U.S.”)
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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s December 31, 2019 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data included within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire year ending December 31, 2020.
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
Loan Maturities: The Company’s 2013 Term Loan Facility is due in its entirety on November 15, 2020 and was therefore classified as a current liability on the Company’s consolidated balance sheet as of March 31, 2020 and December 31, 2019. The Company does not have sufficient sources of cash to satisfy this obligation on the date of maturity. The Company is currently working with prospective lenders to refinance the 2013 Term Loan Facility in advance of its maturity date, however, there can be no assurance that the Company will be able to refinance its debt, or if it is able to refinance its debt, that such financing will be on terms favorable to the Company. If the Company cannot obtain refinancing, the remaining principal balance of the 2013 Term Loan of $177,286 will become payable on November 15, 2020.
As discussed in the section immediately below, recent events relating to the COVID-19 pandemic have had a material adverse effect on the Company’s results of operations, cash flows and liquidity and further contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Under the terms of the 2013 Term Loan Facility, this is considered an event of default which allows the lenders to call the debt in advance of maturity. On March 13, 2020, the Company borrowed $12,500 from its 2013 Revolving Loan Facility and the Company continues to actively manage its cash flow on a daily basis.

The Company is facing significant debt maturities in the near term. Our 2013 Revolving Loan Facility expired on August 14, 2020 and our 2013 Term Loan Facility is due to mature on November 15, 2020. Further, the Company is in breach of one of its covenants as of December 31, 2019 and this allows the lenders to call the debt in advance of maturity. As a result of the Company’s failure to repay all amounts outstanding under the 2013 Revolving Loan Facility prior to maturity on August 14 2020, the Company is in breach of the terms associated with this facility. Accordingly, the lenders may by written request cause the issuance of a notice of default to the Company and immediately exercise remedies under the 2013 Senior Credit Facility, including without limitation, by declaring the principal of and any accrued interest in respect of all loans, notes, and all obligations owing thereunder to be immediately due and payable. As of September 4, 2020 no lender pursuant to the Credit Agreement has commenced any legal action against the Company.
As a result of the Company’s strained cash position and current inability to repay all amounts outstanding under the 2013 Term Loan Facility and 2013 Revolving Loan Facility, and the challenges of COVID-19, we currently anticipate that TSI LLC, Holdings II and certain other subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the United States Bankruptcy Code (the “Bankruptcy Code”) in the near future. Such a filing would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement). In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. In the event of such bankruptcy filing, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.
COVID-19 Pandemic: On March 16, 2020, the Company was mandated to close approximately 95% of its clubs pursuant to the exercise of emergency executive authority invoked by state and local governments in order to combat the spread of the COVID-19 pandemic. The Florida clubs continued to operate but were closed on March 20, 2020. There is significant uncertainty as to when the clubs will be allowed to re-open and as such, the Company has experienced reduced customer demand, a significant increase in membership terminations and may be unable to recover these members or generate new ones. The Company has taken some immediate steps to reduce operating costs and to conserve cash. The Company informed all non-executive employees working at clubs which have been ordered to close due to the COVID-19 pandemic (as discussed below) that their employment with the Company was terminated with immediate effect. The Company has also ceased paying rent at its club locations that are subject to mandatory closure due to COVID-19.
Due to the impact of the COVID-19 pandemic, the Company was further forced to close eight clubs permanently during the second fiscal quarter of 2020 and expects to permanently close additional clubs during the third fiscal quarter of 2020. Furthermore, re-opening protocols may include restrictions on capacity and activity that make it difficult for us to attract customers and generate revenue. For example, the Governor of New York announced on August 17, 2020 that fitness centers in New York will be permitted to re-open at only 33% capacity and that they must require customers to wear masks indoors at all times. In many cases, state and local governments have not provided a clear timeline for the projected further easing of restrictions, which creates uncertainty for our customers. These developments may further hinder the Company’s ability to generate operating revenue going forward.

2.    Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Also, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of this standard is permitted. The adoption of this guidance has not had material impact on the Company's financial statements.

3.    Revenue
Disaggregation of Revenue
The following table presents our revenue by type:

	Three Months Ended March 31,
	2020	2019
Membership dues	$74,592	$88,823
Initiation and processing fees	146	429
Membership revenue	74,738	89,252
Personal training revenue	16,391	19,489
Other ancillary club revenue	5,680	6,399
Ancillary club revenue	22,071	25,888
Fees and other revenue	1,270	1,458
Total revenue	$98,079	$116,598
The COVID-19 pandemic that forced the Company to close approximately 95% of our clubs on March 16, 2020 negatively impacted our first quarter 2020 revenue by $19,642 across all revenue categories including: membership dues, initiation and processing fees, personal training, ancillary club revenue, and fees and other revenue.
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
The estimated average membership life was 20 months for the three and twelve months ended March 31, 2020 and December 31, 2019, respectively. The Company monitors factors that might affect the estimated average membership life including retention trends, attrition trends, membership sales volumes, membership composition, competition, and general economic conditions, and adjusts the estimate as necessary on an annual basis.
Personal training revenue:
The Company recognizes revenue from personal training sessions as the services are performed (i.e., when the session occurs). Unused personal training sessions expire after a set, disclosed period of time after purchase (except in California and Florida) and are not refundable or redeemable by the member for cash. For six of the jurisdictions in which the Company operates, the Company has concluded, based on opinions from outside counsel, that monies paid to the Company for unused and expired personal training membership sessions were not escheatable. For the remaining jurisdictions in which the Company operates, the Company has likewise concluded that the monies paid to the Company for unused personal training sessions were not escheatable, regardless of whether they expire. However, the Company has not yet obtained opinions from outside counsel for these jurisdictions. It is possible however, that one or more of these jurisdictions may not agree with the Company’s position and may claim that the Company must remit all or a portion of these amounts to such jurisdiction. As of March 31, 2020 and December 31, 2019, the Company had approximately $13,116 and $12,792 of unused and expired personal training sessions, respectively, that had not been recognized as revenue and was recorded as deferred revenue.

Approximately $11,142 of which related to the State of New York for the period ended March 31, 2020. This could have a material adverse effect on the Company’s cash flows. Specifically, the State of New York has informed the Company that it is considering whether the Company is required to remit the amount received by the Company for unused, expired personal training sessions to the State of New York as unclaimed property.
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
Contract Liability
The Company records deferred revenue when cash payments are received or due in advance of our performance. In the three months ended March 31, 2020, the Company recognized revenue of $11,484 that was included in the deferred revenue balance as of December 31, 2019.
Additionally, as of March 31, 2020, due to temporary club closures as a result of the COVID-19 pandemic, the Company deferred approximately $14,177 of revenue related to monthly membership billings that it will recognize as the clubs reopen.
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

4.    Long-Term Debt

	March 31, 2020	December 31, 2019
2013 Term Loan Facility outstanding principal balance	$177,286	$177,759
2013 Revolving Credit Facility borrowings	12,500	—
Finance lease liabilities	5,784	6,248
Less: Unamortized discount	(598)	(922)
Less: Deferred financing costs	(191)	(294)
Less: Current portion due within one year	(190,917)	(178,433)
Long-term portion	$3,864	$4,358
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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. During the three months ended March 31, 2020, TSI LLC made a total of $473 in principal payments on the 2013 Term Loan Facility.
In May 2017 and February 2019, TSI LLC loaned $5,000 and $2,000, respectively, to TSI Group, a wholly-owned subsidiary of TSI Holdings, at a rate of LIBOR plus 9.55% per annum. In June 2019, TSI Group repaid the outstanding loan balance of $6,900. In addition to the interest payments, TSI Group was required to repay 1.0% of the principal amount of the loan, $70 per annum, on a quarterly basis commencing September 30, 2017. The loan was secured by certain collateral. This transaction has no impact on the Company's consolidated financial statements as it is eliminated in consolidation. In October 2017 and June 2019, TSI LLC made dividend distributions of $35,000 and $16,000, respectively, as permitted under the 2013 Credit Facility. As of March 31, 2020, TSI Group had a cash balance of approximately $885.
As of March 31, 2020, TSI LLC had outstanding letters of credit of $2,149 under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. On January 2, 2020, TSI LLC borrowed $8,000 under the 2013 Revolving Loan Facility to fund TSI LLC working capital and repaid the full amount on January 3, 2020.

On March 16, 2020, TSI LLC borrowed $12,500 under the 2013 Revolving Loan Facility to fund TSI LLC working capital. The Company also had $2,194 in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2020 was $353, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition, the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
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
Loan Maturities: The Company’s 2013 Term Loan Facility is due in its entirety on November 15, 2020 and was therefore classified as a current liability on the Company’s consolidated balance sheet as of March 31, 2020 and December 31, 2019. The Company does not have sufficient sources of cash to satisfy this obligation on the date of maturity. The Company is currently working with prospective lenders to refinance the 2013 Term Loan Facility in advance of its maturity date, however, there can be no assurance that the Company will be able to refinance its debt, or if it is able to refinance its debt, that such financing will be on terms favorable to the Company. If the Company cannot obtain refinancing, the remaining principal balance of the 2013 Term Loan Facility of $177,286 will become payable on November 15, 2020.
Recent events relating to the COVID-19 pandemic have had a material adverse effect on the Company’s results of operations, cash flows and liquidity and further contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Under the terms of the 2013 Term Loan Facility, this is considered an event of default which allows the lenders to call the debt in advance of maturity. On March 16, 2020, the Company borrowed $12,500 from its 2013 Revolving Credit Facility and the Company continues to actively manage its cash flow on a daily basis.
The Company is facing significant debt maturities in the near term. Our 2013 Revolving Loan Facility expired on August 14, 2020 and our 2013 Term Loan Facility is due to mature on November 15, 2020. Further, the Company is in breach of one of its covenants as of December 31, 2019 and this allows the lenders to call the debt in advance of maturity. As a result of the Company’s failure to repay all amounts outstanding under the 2013 Revolving Loan Facility prior to maturity on August 14 2020, the Company is in breach of the terms associated with this facility. Accordingly, the lenders may by written request cause the issuance of a notice of default to the Company and immediately exercise remedies under the 2013 Senior Credit Facility, including without limitation, by declaring the principal of and any accrued interest in respect of all loans, notes, and all obligations owing thereunder to be immediately due and payable. As of September 4, 2020, no lender pursuant to the Credit Agreement has commenced any legal action against the Company.

As a result of the Company’s strained cash position and current inability to repay all amounts outstanding under the 2013 Term Loan Facility and 2013 Revolving Loan Facility, and the challenges of COVID-19, we currently anticipate that TSI LLC, Holdings II and certain other subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the Bankruptcy Code in the near future. Such a filing would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement). In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. In the event of such bankruptcy filing, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.
As of March 31, 2020, the 2013 Term Loan Facility has a gross principal balance of $177,286 and a balance of $176,497 net of unamortized debt discount of $598 and unamortized debt issuance costs of $191. As of March 31, 2020, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method.
Fair Market Value
Based on quoted market prices, the 2013 Term Loan Facility had a fair value of approximately $62,050, or 35%, and $133,319, or 75%, at March 31, 2020 and December 31, 2019, respectively, and is classified within level 2 of the fair value hierarchy. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair value for the Company’s 2013 Term Loan Facility is determined using observable current market information such as the prevailing Eurodollar interest rate and Eurodollar yield curve rates and includes consideration of counterparty credit risk.
As a result of the COVID-19 pandemic, the fair value of our long-term debt has fluctuated significantly during the first quarter and may continue to fluctuate based on market conditions and other factors.

5.    Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3,150 with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of March 31, 2020, this mortgage note had an outstanding principal balance of $3,052, net of principal payments of $98.
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
The Term Note bears interest at a fixed rate of 5.30% and is payable in 60 payments of principal and interest. The first payment was due and paid on May 24, 2018 and the final payment will be due to the Lender on the maturity date of April 24, 2023 for all principal and accrued interest not yet paid. In connection with the above mortgage and term loan notes, TSI Group or TSI Holdings must maintain a minimum relationship liquidity balance with the Lender of $500 in the form of an operating account. As of March 31, 2020, the Mortgage Note and Term Note had an outstanding principal balance of $1,809 and $324, respectively, reflecting net of principal payments of $71 for the Mortgage Note and $176 for the Term Note.
The carrying amount of the mortgage notes and Term Note approximates fair value based on Level 2 inputs. Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

6.    Leases
The Company leases office, warehouse and multi-recreational facilities under non-cancelable operating leases. Also, the Company has operating and finance leases for certain equipment. In addition to base rent, the facility leases generally provide for additional payments to cover common area maintenance charges incurred and to pass along increases in real estate taxes. Also, certain leases provide for additional rent based on revenue or operating results of the respective facilities. The Company accrues for any unpaid common area maintenance charges and real estate taxes on a club-by-club basis. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which amounted to $4,343 as of March 31, 2020. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain clubs. The Company performed undiscounted cash flow analyses over the long-lived assets of certain clubs with impairment indicators and compared it to the carrying value of those assets. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. Fair values of the long-lived assets are estimated using an income approach based on (a) management’s forecast of future cash flows derived from continued operations and (b) the fair value of individual operating lease assets based on estimated market rental rates. Significant estimates are used in determining future cash flows of each club over its remaining lease term including our expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset exceeds its fair value. As a result, the Company recognized a pre-tax charge of $62,865 for impairment of its right-of-use assets and a pre-tax charge of $46,822 for impairment of its club leasehold improvements and furniture and fixtures for the three months ended March 31, 2020. The charges for right-of-use assets were recorded in operating expenses in the consolidated statements of operations.

The balance sheet classification of lease assets and liabilities was as follows:

	Balance Sheet Classification	March 31, 2020
Assets
Operating lease assets, gross	Operating lease right-of-use assets, net	$634,441
Accumulated lease expense	Operating lease right-of-use assets, net	(87,438)
Accumulated impairment	Operating lease right-of-use assets, net	(62,865)
Total operating lease assets	Operating lease right-of-use assets, net	484,138
Finance lease assets, gross	Fixed assets, net	8,842
Accumulated depreciation	Fixed assets, net	(2,559)
Total finance lease assets	Fixed assets, net	6,283
Total lease assets		$490,421
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$74,106
Finance leases	Current portion of long-term debt	1,920
Non-current
Operating leases	Long-term operating lease liabilities	516,681
Finance leases	Long-term debt	3,864
Total lease liabilities		$596,571

The components of lease costs were as follows:

	Statement of Operations Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease costs	Club operating	$29,504	$30,022
Amortization of lease assets	Depreciation and amortization	430	259
Interest on lease liabilities	Interest expense	140	54
Finance lease costs		570	313
Variable lease costs	Club operating	179	210
Sublease income	Fees and other revenue	(632)	866
Total lease costs		$29,621	$31,411
As of March 31, 2020, the maturities of our lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2020	$89,357	$1,781	$91,138
2021	111,432	2,364	113,796
2022	102,979	1,909	104,888
2023	94,679	545	95,224
2024	85,485	—	85,485
2025 and thereafter	352,563	—	352,563
Total lease payments	836,495	6,599	843,094
Less: imputed interest	(245,708)	(815)	(246,523)
Lease liabilities	$590,787	$5,784	$596,571

As of December 31, 2019, future minimum rental payments by fiscal year under non-cancelable leases and future capital lease payments are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2020	$121,113
2021	113,779
2022	104,904
2023	95,261
2024	85,540
2025 and thereafter	348,857
Total	869,454
The Company, as landlord, leases space to third party tenants under non-cancelable operating leases and licenses. Future minimum rentals receivable under non-cancelable leases are shown in the chart below.

Minimum Annual Rental
Year Ending December 31,
2020	$2,301
2021	1,841
2022	1,099
2023	362
2024	258
2025 and thereafter	514
Total	6,375

The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2020
Weighted average remaining lease term
Operating leases	8.5 years
Finance leases	3.0 years
Weighted average discount rate
Operating leases	8.0%
Finance leases	9.8%
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,603	$29,503
Operating cash flows from finance leases	$612	$54
Financing cash flows from finance leases	$1,970	$189
Leased assets obtained in exchange for new operating lease liabilities	$1,548	$17,812
Leased assets obtained in exchange for new finance lease liabilities	$3,937	$934

7.    Related Party
On April 25, 2017, the Company approved the appointment of Stuart M. Steinberg as General Counsel of the Company, effective as of May 1, 2017. Furthermore, the Company and Mr. Steinberg's law firm (the “Firm”) previously entered into an engagement letter agreement (the “Agreement”) dated as of February 4, 2016, and as amended and restated effective as of May 1, 2017, pursuant to which the Company engaged the Firm to provide general legal services requested by the Company. Mr. Steinberg continues to provide services for the Firm while employed by the Company. The Agreement provides for a monthly retainer fee payable to the Firm in the amount of $21, excluding litigation services. The Company will also reimburse the Firm for any expenses incurred in connection with the Firm’s services to the Company. In connection with this arrangement, the Company incurred legal expenses payable to the Firm in the amount of $70 and $66 for the three months ended March 31, 2020 and 2019, respectively. These amounts were classified within general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

8.    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Although the Company deposits its cash with more than one financial institution, as of March 31, 2020, $18,987 of the cash balance of $24,669 was held at one financial institution. The Company has not experienced any losses on cash and cash equivalent accounts to date, and the Company believes that, based on the credit ratings of these financial institutions, it is not exposed to any significant credit risk related to cash at this time.

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
The following table summarizes the weighted average common shares for basic and diluted EPS computations.

	Three Months Ended March 31,
	2020	2019
Weighted average number of common shares outstanding — basic	27,381,231	26,443,946
Effect of dilutive share based awards	—	—
Weighted average number of common shares outstanding — diluted	27,381,231	26,443,946
Loss per share:
Basic	$(4.98)	$(0.08)
Diluted	$(4.98)	$(0.08)

For the three months ended March 31, 2020 and 2019, there was no effect of dilutive stock options and unvested restricted common stock on the calculation of diluted EPS as the Company had a net loss for these periods.
For the three months ended March 31, 2020, there would have been 5,044 anti-dilutive shares had the Company not been in a net loss position. For the three months ended March 31, 2020 there were no stock options or outstanding restricted stock awards excluded from the computation of earnings per diluted share as there were no shares with an anti-dilutive effect.

10.    Stock-Based Compensation
The Company’s certificate of incorporation provides for 105,000,000 shares of capital stock, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”) and 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
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
Under the 2006 Plan, stock options must be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and will not be exercisable more than ten years after the date of grant. Options granted under the 2006 Plan generally qualify as “non-qualified stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company's Common Stock on the option grant date. As of March 31, 2020, there were 1,850,684 shares available to be issued under the 2006 Plan.
At March 31, 2020, the Company had 10,315 stock options outstanding and 1,970,768 shares of restricted stock outstanding under the 2006 Plan.
Stock Option Awards
The Company did not grant any stock options during the three months ended March 31, 2020. There was no compensation expense related to stock options outstanding for both the three months ended March 31, 2020 and 2019.
Restricted Stock Awards
During the three months ended March 31, 2020, the Company issued 38,095 shares of restricted stock to employees under the 2006 Plan with a per unit grant-date fair value of $2.10. These shares will vest in three equal installments on each of the first three anniversaries of the date of grant.
During the three months ended March 31, 2020, the Company issued 2,209 shares of restricted stock to employees under the 2018 Management Stock Purchase Plan (as amended, the “MSPP”) with a per unit grant-date fair value of $1.05. These awards will vest on the second anniversary of the award date.
The total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to restricted stock was $816 for the three months ended March 31, 2020, compared to $805 for the comparable prior-year period. The Company adjusted the forfeiture estimates to reflect actual forfeitures. The forfeiture adjustment reduced stock-based compensation expense by $139 and $7 for the three months ended March 31, 2020, and 2019 respectively.
As of March 31, 2020, a total of $2,938 in unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years.
Stock Grants
The Company issued 114,285 shares of common stock to members of the Company’s Board of Directors in respect of their annual retainer on February 1, 2020. The fair value of the shares issued was $2.10 per share and was expensed upon the date of grant. The total compensation expense, classified within general and administrative expenses, related to Board of Directors common stock grants was $239 and $320 for each of the three months ended March 31, 2020 and 2019, respectively.
Management Stock Purchase Plan
The Company first adopted the MSPP in January 2018, and amended and restated it in March 2018. The purpose of the MSPP is to provide eligible employees of the Company (corporate title of Director or above) an opportunity to voluntarily purchase the Company’s stock in a convenient manner.

Upon adoption of the MSPP, eligible employees could elect to use up to 20% of their cash compensation (as defined in the MSPP), but in no event more than $200 in any calendar year, to purchase the Company’s common stock generally on a quarterly basis on the open market through a broker (such purchased shares being referred to as “MSPP Shares”). This amount was amended to $300, effective June 15, 2019, pursuant to Amendment No. 1 to the MSPP, approved at a Board of Directors meeting held on May 15, 2019. Subsequently, on July 14, 2020, the Board of Directors approved Amendment No. 2 to the MSPP, pursuant to which certain definitions were amended in order to provide for accelerated matching and vesting entitlements for participants in the MSPP upon a change of control. If the participant holds the MSPP Shares for the requisite period specified in the Plan (two years from the purchase date or until a change of control) and remains an employee of the Company, the participant will receive an award of shares of restricted stock under the Company’s 2006 Stock Incentive Plan, as amended, in an amount equal to the number of MSPP Shares that satisfied the holding period. The award will vest on the second anniversary of the award date so long as the participant remains an employee on the vesting date. Awards granted under the Stock Incentive Plan in any calendar year as a result of participants holding the MSPP Shares for the requisite period will be the lesser of (i) 50% of the shares available for grant under the Stock Incentive Plan and (ii) the number of MSPP Shares that have satisfied the two year holding period.
Employee Stock Purchase Plan
In May 2018, the Company’s shareholders approved the Town Sports International Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), effective as of June 15, 2018. Under the ESPP, an aggregate of 800,000 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. As of March 31, 2020, there were 740,642 shares of common stock available for issuance pursuant to the ESPP.
Total compensation expense, classified within Payroll and related on the condensed consolidated statements of operations, related to ESPP was $0 and $7 for the three months ended March 31, 2020 and 2019, respectively.
The fair value of the purchase rights granted under the ESPP for the offering period beginning March 16, 2020 was $0.28 per share. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

March 16, 2020
Grant price	$0.74
Expected term	3 months
Expected volatility	112.98%
Risk-free interest rate	0.24%
Expected dividend yield	—%
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

11.    Asset Impairment
Since March 16, 2020, the Company has been required to close nearly all of its clubs for extended periods of time in order to maintain social distancing and align with the Federal guidance on minimizing the impact of COVID-19. Due to this and other factors, the Company determined as of July 6, 2020 that it was required to recognize a material impairment of the carrying values of the Company’s right of use assets, fixed assets and other long term assets including goodwill.
Long-lived assets, particularly leasehold improvements, furniture and fixtures and equipment and operating lease right-of-use assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and club closure decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual club level, which is the lowest level for which there are identifiable cash flows. The key assumptions used in the Company’s undiscounted cash flow model include revenue, operating expenses and future capital expenditures. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss is measured as the excess of the carrying amount of the asset group over its fair value. The fair value of the asset group is determined based on the highest and best use of the asset group, which may include the consideration of market rent for the right to use leased assets included in the asset group. The Company may also utilize assumptions related to projected cash flows when estimating the fair value of impaired assets.
In the three months ended March 31, 2020, the Company tested underperforming clubs and recorded an impairment charge of $46,822 on leasehold improvements and furniture and fixtures at clubs that experienced decreased profitability and sales levels below expectations. The asset impairment charges are included as a component of club operating expenses in a separate line on the accompanying condensed consolidated statements of operations. No impairment charge was recorded for the comparative 2019 period.
In the three months ended March 31, 2020, the Company tested underperforming clubs and recorded an impairment charge of $62,865 on right-of-use assets at clubs that experienced decreased profitability and sales levels below expectations. The right-of-use impairment charges are included as a component of club operating expenses in a separate line on the accompanying condensed consolidated statements of operations. No impairment charge was recorded for the comparative 2019 period.
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
12.    Goodwill and Other Intangibles
Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, Washington, D.C., Philadelphia, Florida, California, Puerto Rico and Switzerland. The Company has acquired several clubs in the first half of 2019 and has recorded goodwill as applicable to the appropriate regions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of March 31, 2020, the New York, Boston, California, Florida, Puerto Rico and Switzerland regions have a goodwill balance.
Entities that have one or more reporting units with zero or negative carrying amounts of net assets shall disclose those reporting units with allocated goodwill and the amount of goodwill allocated to each and in which reportable segment the reporting unit is included. The Company's New York and Boston reporting units have negative carrying value as of March 31, 2020 and therefore were not subject to goodwill impairments.
The Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount.

As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets. The Company determined the fair value of each of its reporting units using a market approach, an income approach, or a combination of both, where appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projection resulted in lower fair values of the reporting units. As a result, the Company recognized impairment charges of $16,426 for goodwill and $983 for other intangible assets during the first quarter of 2020.
The changes in the carrying amount of goodwill from December 31, 2019 through March 31, 2020 are detailed in the chart below:

	New York	Boston	California	Florida	Puerto Rico	Switzerland	Total
Goodwill	$38,371	$23,938	$1,584	$12,704	$2,648	$1,175	$80,420
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	(108)	(108)
Less: accumulated impairment of goodwill	(31,549)	(15,775)	—	—	—	—	(47,324)
Balance as of December 31, 2019	6,822	8,163	1,584	12,704	2,648	1,067	32,988
Impairment of goodwill	—	—	—	(12,704)	(2,648)	(1,074)	(16,426)
Changes due to foreign currency exchange rate fluctuations	—	—	—	—	—	7	7
Balance as of March 31, 2020	$6,822	$8,163	$1,584	$—	$—	$—	$16,569
Amortization expense was $699 and $746 for the three months ended March 31, 2020 and 2019 respectively. Impairment charges for intangible assets were $983 for the three months ended March 31, 2020 while no impairment charges were recorded for the three months ended March 31, 2019. Intangible assets are as follows:

	As of March 31, 2020				As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Intangible Assets
Membership lists	$7,652	$(6,738)	$(145)	$769	$7,652	$(6,385)	—	$1,267
Non-compete agreements	3,761	(1,202)	—	2,559	3,761	(1,013)	—	2,748
Trade names(1)	5,071	(1,023)	(838)	3,210	5,071	(866)	—	4,205
	$16,484	$(8,963)	$(983)	$6,538	$16,484	$(8,264)	$—	$8,220

(1)	In the second quarter of 2019, the Company discontinued the TMPL trade name and wrote off the remaining net balance of $180.

13.    Acquisitions
Acquisitions of businesses are accounted for in accordance with ASC 805, Business Combinations and ASU 2017-01. According to ASC 805, transactions that represent business combinations should be accounted for under the acquisition method. In addition, ASC 805 includes a subtopic which provides guidance on transactions sometimes associated with business combinations but that do not meet the requirements to be accounted for as business combinations under the acquisition method. Under the acquisition method, the purchase price is allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. The results of operations of the clubs acquired have been included in the Company’s condensed consolidated financial statements from the date of acquisition.
The Company incurred acquisition-related costs of $102 and $149 in the three months ended March 31, 2020 and 2019, respectively. These costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Acquisition of Around the Clock Fitness
In February 2019, the Company acquired Around The Clock Fitness for a purchase price of $22,222 and a net cash purchase price of $21,667. The acquisition added six clubs to the Company's portfolio in Florida. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.
No measurement period adjustments were made in the current quarter subsequent to the initial purchase price allocation.

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
In the three months ended March 31, 2020 and 2019, the Company recorded revenue of $3,052 and $1,086, respectively, and net loss of $16,596 for 2020 compared to net income of $25 for 2019. Such amounts are included in the respective accompanying condensed consolidated statements of operations.
14.    Income Taxes
The Company recorded an income tax (benefit)provision inclusive of a valuation allowance of $(8,598) and $74 for the three months ended March 31, 2020 and 2019, respectively, reflecting a positive effective income tax rate of 6% for the three months ended March 31, 2020 and a negative effective income tax rate of 3% for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, the Company calculated its income tax provision using the estimated annual effective tax rate methodology.
On December 22, 2017, the President of the United States signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revises the U.S. tax code by among other items lowering the U.S federal statutory income tax rate from 35% to 21%. The Company has computed its income tax provision for the three months ended March 31, 2020 and 2019 considering this new rate. The Company also initially recorded the applicable impact of the Tax Legislation within its provision for income taxes in the year ended December 31, 2017.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States and has various tax provisions, including modifications to the net operating loss (NOL) limitation, which provides for a 5-year carryback for NOLs arising in taxable years beginning in 2018, 2019 and 2020. The CARES Act also classifies Qualified Improvement Property (“QIP”) as 15-year property, which was assigned as 39-year property and was not eligible for bonus depreciation under the Tax Cuts and Jobs Act. The Company as a result of the CARES Act recognized a benefit of approximately $8,652 for reclassifying QIP and other benefits derived from carrying back the losses to prior years. The Company is also evaluating potential opportunities from other tax provisions in the CARES Act, but does not expect the impact to be material.
As of March 31, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets.
As of March 31, 2020, the Company had $1,155 of unrecognized tax benefits and it is reasonably possible that the entire amount could be realized by the Company in the year ending December 31, 2020, since the related income tax returns may no longer be subject to audit in 2020.
From time to time, the Company is under audit by federal, state, and local tax authorities and the Company may be liable for additional tax obligations and may incur additional costs in defending any claims that may arise.
The following state and local jurisdictions are currently examining our respective returns for the years indicated: New York State (2006 through 2014), and New York City (2006 through 2017).
In particular, the Company disagrees with the assessment dated November 30, 2017, from New York State related to tax years 2006 through 2009 for approximately $5,097, inclusive of approximately $2,419 of interest. The Company has appealed the assessment with the New York State Division of Tax Appeals for these tax years. In a letter dated December 27, 2019, the Company was notified of an adjustment for an amount of approximately $2,749, inclusive of approximately $840 in interest for tax years 2010 through 2014. Also, in a letter dated August 16, 2019, New York State has also opened the audit period for years 2015-2017. The Company disagrees with the proposed assessment and has consented to extend such assessment period through December 31, 2020.
The Company is also under examination in New York City (2006 through 2017). New York City Department of Finance has proposed an audit change notice to the Company dated May 2, 2018, for the tax years ended December 31, 2006 through December 31, 2009 for proposed general corporation tax liability in the amount of $8,935, inclusive of $4,138 in interest. In a letter dated January 18, 2019, the New York City Department of Finance has issued a proposed general tax liability of $5,599, inclusive of $1,569 in interest for audit periods 2010 to 2014. Also, in a letter dated June 3, 2020, the New York City department of finance has also opened the audit period for the years 2015-2017. The Company disagrees with the proposed assessment and has consented to extend such assessment period through December 31, 2021.
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
In April, 2020, the Company charged members their monthly charges pursuant to and in accordance with the terms of their Membership Agreements. The Attorney General’s offices for the states of Massachusetts, New York, Pennsylvania, Washington, DC and Maryland had taken the position that charging members in April 2020 at the time of the Governmental Ordered closure violated State Consumer Protection laws. The Company resolved the matter with the Attorney General’s offices by offering members various options such as upgrades to Elite status, providing members who were already Elite members with a three month guest pass, by permitting members during the periods of club closures to cancel their memberships without a cancellation fee, providing free access to members for the period charged when the clubs were not open, and by freezing all memberships during the periods of club closures free of charge. Any member who wished to cancel or freeze their memberships after the clubs reopened were charged with cancellation or freeze fees, as applicable, pursuant to the terms of their membership agreements. These resolutions are not expected in the aggregate to have a material impact on the Company’s financial statements.
By reason of the Company’s failure to pay rent to many of our commercial landlords while the closure orders were in effect (and in some cases after locations were opened) we have received a number of Landlord default notices, lease terminations and in some cases lawsuits to collect outstanding rent and evictions.
We have asserted defenses to the defaults, terminations and suits consisting of force majeure, impossibility of performance, compliance with governmental mandates and frustration of purpose. It is uncertain whether we will prevail on these defenses. However should the Company or certain of its subsidiaries file for bankruptcy protection, many of the leases subject to such bankruptcy proceedings are likely to be rejected and or renegotiated in bankruptcy.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expired in June 2020. As of the expiration of the lease, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee is approximately $1,336. The Company has not recorded a liability with respect to this guarantee obligation as of March 31, 2020 as it was concluded that payment under this lease guarantee was not probable.
In addition, the Company is involved in various other lawsuits, claims, investigations and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations (including charging members April dues during the Government Ordered closure), and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office and the New York Department of Consumer Affairs). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company concluded that an accrual for any such matters is not required as of March 31, 2020.

16. Subsequent Events
1. In April 2020, the Company purchased $23,900 principal amount of debt outstanding under the 2013 Senior Credit Facility in the open market for $8,300, or 35% of face value, which resulted in a gain on extinguishment of debt of $15,500, including the write-off of related deferred financing costs and debt discount of $249 and $707, The purchased debt was transferred to TSI LLC and canceled.
2. On April 24, 2020, TSI LLC, received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “PPP”). TSI LLC borrowed $2,742 original principal amount, which was funded on April 24, 2020 (the “PPP Loan”). The PPP Loan bears interest at 1% per annum and matures in 2 years from the date of disbursement of funds under the PPP Loan. Interest and principal payments under the PPP Loan will be deferred for a period of 6 months. Under certain circumstances, all or a portion of the PPP Loan may be forgiven, however, there can be no assurance that any portion of the PPP Loan will be forgiven and that TSI LLC would not be required to repay the PPP Loan in full.
The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Forgiveness of the PPP Loan is dependent on the Company having initially qualified for the loan and adhering to applicable forgiveness criteria set forth in the PPP Loan and in the CARES Act.
3.Currently, the Company has 55 clubs open to the public and operating in: Florida, Connecticut, Washington D.C., Massachusetts, Pennsylvania and Switzerland. Furthermore, the Company plans to re-open existing clubs in its remaining markets of California, Puerto Rico, New Jersey and New York as and when state and local authorities lift closure orders applicable to gyms and health clubs. However, the recent resurgence of COVID-19 in certain regions of the U.S. has led some state and local governments to delay the implementation of plans to re-open a variety of businesses, including fitness centers, and could lead to new closures in states like Florida where we have been permitted to re-open. Moreover re-opening protocols may include restrictions on capacity and activity that make it difficult for us to attract customers and generate revenue. For example, the Governor of New York announced on August 17, 2020 that fitness centers in New York will be permitted to re-open at only 33% capacity and that they must require customers to wear masks indoors at all times. In many cases, state and local governments have not provided a clear timeline for the projected further easing of restrictions, which creates uncertainty for our customers. These developments may further hinder the Company’s ability to generate operating revenue going forward.
Due to the impact of the COVID-19 pandemic, the Company was further forced to close eight clubs permanently during the second fiscal quarter of 2020 and expects to permanently close additional clubs during the third fiscal quarter of 2020.
4. Amendment No.2 to the MSPP was adopted on July 14, 2020 in order to provide for certain accelerated matching and vesting entitlements for participants in the MSPP upon a change of control.
5. On July 15, 2020, the Company approved the appointment of Justin Lundberg to serve as a member of the Board, effectively immediately. Mr. Lundberg serves as the sole member of JSP Realty Investments, LLC (“JSP”), a company that receives annual payments from the Company of approximately $150,000 as part of a lease for real property located in Westborough, MA and for electricity credits generated by a solar array also located in Westborough. As the sole member of JSP, Mr. Lundberg is the sole beneficiary of such transactions.
6.    Our 2013 Revolving Loan Facility expired on August 14, 2020 and our 2013 Term Loan Facility expires on November 15, 2020. We are currently working with prospective lenders to refinance our debt and are pursuing additional options as described below to address our liquidity needs, however, there can be no assurance that we will be able to refinance our debt, or if we are able to refinance our debt, that such financing will be on terms favorable to us. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As a result of the Company’s strained cash position and current inability to repay all amounts outstanding under the 2013 Term Loan Facility and 2013 Revolving Loan Facility, and the challenges of COVID-19, we currently anticipate that TSI LLC, Holdings II and certain other subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the Bankruptcy Code in the near future. Such a filing would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement). In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. In the event of such bankruptcy filing, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.

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
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our clubs system wide by March 22, 2020. We have not recognized first quarter revenue related to monthly membership dues collected in March before clubs closed. We plan to re-open clubs once local authorities issue guidelines authorizing the reopening of fitness centers and we determine it is safe to do so. However, the recent resurgence of COVID-19 in certain regions of the U.S. has led some state and local governments to delay the implementation of plans to re-open a variety of businesses, including fitness centers, and could lead to new closures in states like Florida where we have been permitted to re-open. Moreover re-opening protocols may include restrictions on capacity and activity that make it difficult for us to attract customers and generate revenue. For example, the Governor of New York announced on August 17, 2020 that fitness centers in New York will be permitted to re-open at only 33% capacity and that they must require customers to wear masks indoors at all times. In many cases, state and local governments have not provided a clear timeline for the projected further easing of restrictions, which creates uncertainty for our customers. These developments may further hinder the Company’s ability to generate operating revenue going forward.
The March deferrals have had a significant impact on our first quarter financial results. Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related restrictions put in place by the U.S. and international governments, all of which are uncertain and cannot be predicted.
We anticipate that the COVID-19 pandemic will continue to negatively impact our operating results and cash flow in future periods. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, such as those risks relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and other liabilities, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our ability to attract and retain members in a competitive marketplace during a time when consumer habits in personal fitness are changing rapidly, and our ability to maintain our relationships with our vendors and landlords. Moreover, the Company is facing significant debt maturities in the near term. Our 2013 Revolving Loan Facility expired on August 14, 2020 and our 2013 Term Loan Facility is due to mature on November 15, 2020. The Company currently does not have adequate sources of cash to repay the amounts outstanding thereunder.
As a result of the Company’s strained cash position and current inability to repay all amounts outstanding under the 2013 Term Loan Facility and 2013 Revolving Loan Facility, and the challenges of COVID-19, we currently anticipate that TSI LLC, Holdings II and certain other subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the Bankruptcy Code in the near future. Such a filing would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement).

In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. In the event of such bankruptcy filing, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.
Based on the number of clubs, we are one of the leading owners and operators of fitness clubs in the United States, particularly in the Northeast and Mid-Atlantic regions. As of March 31, 2020, we owned and operated 185 fitness clubs (“clubs”) and collectively served approximately 580,000 members under various brand names, primarily located in the United States.

Brand	Count
New York Sports Clubs	99
Boston Sports Clubs	31
Washington Sports Clubs	9
Philadelphia Sports Clubs	5
Lucille Roberts	16
Total Woman Gym and Spa	10
Palm Beach Sports Clubs	3
Christi’s Fitness	1
Around the Clock Fitness	6
LIV Fitness	2
New York Sports Clubs - Switzerland	3
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
The above reflect clubs operating prior to temporary club closures related to the COVID-19 pandemic. All clubs were closed in March 2020 in response to COVID-19 and remained closed as of March 31, 2020.
Revenue and operating expenses
We have two principal sources of revenue:

•
Membership revenue: Our largest sources of revenue are dues inclusive of monthly membership fees, annual maintenance fees, and initiation and processing fees paid by our members. In addition, we collect usage fees on a per visit basis for non-passport members using non-home clubs. These dues and fees comprised 76.1% of our total revenue for the three months ended March 31, 2020. We recognize revenue from membership dues in the month when the services are rendered. We recognize revenue from initiation and processing fees over the estimated average membership life and annual fees over a twelve month period.

•
Ancillary club revenue: For the three months ended March 31, 2020, we generated 16.7% of our revenue from personal training and 5.8% of our revenue from other ancillary programs and services consisting of Sports Clubs for Kids, racquet sports and Small Group Training programs. We continue to grow ancillary club revenue by building on ancillary programs such as our personal training membership product and our fee-based Small Group Training programs.

We also receive revenue (approximately 1.3% of our total revenue for the three months ended March 31, 2020) from the rental of space in our facilities to operators who offer wellness-related offerings, such as physical therapy and juice bars. In addition, we sell in-club advertising and sponsorships, provide laundry services to third parties, and generate management fees from certain club facilities that we do not wholly own. We refer to these revenues as Fees and other revenue.

Our performance is dependent in part on our ability to continually attract and retain members at our clubs. In the three months ended March 31, 2020 and 2019, our monthly average attrition rate was 4.4% and 3.8%, respectively.
Our operating expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory and other salary and related expenses, occupancy costs, including elements of rent, utilities, housekeeping and contracted maintenance expenses, as well as depreciation. Variable costs are primarily related to payroll associated with ancillary club revenue, membership sales compensation, advertising, certain facility repairs and club supplies.
General and administrative expenses include costs relating to our centralized support functions, such as accounting, insurance, information and communication systems, acquisition related costs, purchasing, member relations, legal and consulting fees and real estate development expenses. Payroll and related expenses are included in a separate line item on the condensed consolidated statements of operations and are not included in general and administrative expenses. Approximately $3.7 million and $2.3 million, or 41% and 34%, of general and administrative expenses relate directly to club operations for the three months ended March 31, 2020 and 2019, respectively, including general liability insurance, phone and data lines, computer maintenance, business licenses, office and sales supplies, recruiting and training.
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
As of March 31, 2020, our consolidated operating results included three majority owned clubs for which we had control. In addition, we owned 45% of one club for which we applied the equity method of accounting. We also owned one licensed club and provided management services at one location in which we did not have an equity interest.
Historical Club Count
The following table set forth the changes in our club count during each of the quarters in 2019, the full-year 2019, and the first quarter of 2020.

	2019					2020
	Q1	Q2	Q3	Q4	Full Year	Q1
Clubs included in consolidated operating results:
Clubs operated at beginning of period	183	187	188	185	183	184
Acquired clubs	6	—	—	—	6	—
New clubs opened	—	1	—	—	1	—
Club converted to licensed club(3)	—	—	—	—	—	—
Clubs closed	(2)	—	(3)	(1)	(6)	(1)
Clubs operated at end of period	187	188	185	184	184	183
Club included in equity investment at end of period(1)	1	1	1	1	1	1
Licensed club operated at end of period(3)	1	1	1	1	1	1
Total clubs operated at end of period(1)(2)	189	190	187	186	186	185

(1)	Excludes one 20% owned club that operated under a different brand name in our Washington, D.C. region.

(2)	Excludes locations that were managed by us in which we did not have an equity interest. As of March 31, 2020, we had one remaining managed location.

(3)	Includes one club that transitioned to a licensed location in the first quarter of 2018 and bears the “Washington Sports Clubs” brand name.

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

	2019				2020
	Q1	Q2	Q3	Q4	Q1
Comparable club revenue	(1.8)%	(3.4)%	(2.9)%	(1.2)%	(16.8)%
The comparable club revenue decreases in the 2019 quarterly periods were primarily due to a decrease in member count and personal training revenue, partially offset by higher average dues per membership. The comparable club revenue was on a positive trend but due to the COVID-19 pandemic, decreased substantially. The club closure losses were offset due to higher average dues per membership, increased annual fees and personal training revenue.
Consolidated Results of Operations
The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Operating expenses:
Payroll and related	42.1	38.9
Club operating	55.3	45.9
General and administrative	9.4	5.9
Depreciation and amortization	8.9	8.2
Impairment of fixed assets	47.7	0.1
Impairment of right-of-use assets	64.1	—
Impairment of intangible assets	17.7	—
Impairment of goodwill	—	—
	245.2	98.9
Operating (loss) income	(145.2)	1.1
Interest expense	3.1	3.0
Equity in the earnings of investees	0.1	—
Loss before (benefit) provision for corporate income taxes	(148.2)	(1.8)
Benefit for corporate income taxes	(8.9)	0.1
Net loss including non-controlling interests	(139.3)	(1.9)
Less: net loss attributable to non-controlling interests	(0.3)	(0.1)
Net loss attributable to TSI Holdings	(139.0)%	(1.8)%

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Revenue (in thousands) was comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Revenue	% Revenue	Revenue	% Revenue	% Variance
Membership dues	$74,592	76.1%	$88,823	76.2%	(16.0)%
Initiation and processing fees	146	0.1	429	0.4	(66.0)
Membership revenue	74,738	76.2	89,252	76.6	(16.3)
Personal training revenue	16,391	16.7	19,489	16.7	(15.9)
Other ancillary club revenue (1)	5,680	5.8	6,399	5.5	(11.2)
Ancillary club revenue	22,071	22.5	25,888	22.2	(14.7)
Fees and other revenue (2)	1,270	1.3	1,458	1.2	(12.9)
Total revenue	$98,079	100.0%	$116,598	100.0%	(15.9)%

(1)	Other ancillary club revenue primarily consisted of Sports Clubs for Kids, Small Group Training, racquet sports and spa.

(2)	Fees and other revenue primarily consisted of rental income, marketing revenue, management fees and laundry service fees.
Revenue decreased $18.5 million, or 15.9%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease related to comparable clubs of $18.7 million and the impact related to COVID-19. This decrease was partially offset by the impact of newly acquired clubs of $1.7 million and closed clubs of $1.6 million.
Membership dues revenue decreased $14.2 million, or 16.0%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease related to comparable clubs of $14.7 million and the impact related to COVID-19. This decrease was partially offset by the impact of newly acquired clubs of $1.5 million and closed clubs of $1.0 million.
Personal training revenue decreased $3.1 million, or 15.9%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease related to comparable clubs of $2.9 million and $400,000 related to closed clubs as well as the impact related to COVID-19. This decrease was partially offset by the impact of newly acquired clubs of $273,000.
Other ancillary club revenue decreased $719,000, or 11.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease related to comparable clubs of $700,000 and $171,000 related to closed clubs and the impact related to COVID-19. This decrease was partially offset by the impact of newly acquired clubs of $146,000.
Operating expenses (in thousands) were comprised of the following for the periods indicated:

	Three Months Ended March 31,
	2020	2019	% Variance
Payroll and related	$41,285	$45,323	(8.9)%
Club operating	54,201	53,576	1.2
General and administrative	9,177	6,870	33.6
Depreciation and amortization	8,704	9,585	(9.2)
Impairment of right-of-use assets	62,865	—	100.0%
Impairment of fixed assets	46,822	—	100.0%
Impairment of intangible assets	983	—	100.0%
Impairment of goodwill	16,426	—	100.0%
Total operating expenses	$240,462	$115,354	108.5%

Operating expenses increased due to the following factors:
Payroll and related. Payroll and related expenses decreased $4.0 million, or 8.9%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily reflecting the impact from the comparable clubs of approximately $4.0 million, partially offset by newly acquired clubs of $800,000 and closed clubs of $900,000 and the impact related to COVID-19. We were also subject to compliance with minimum wage increases in jurisdictions in which we operate. These increases were partially offset by a decrease in personal training payroll expenses related to lower personal training revenue in comparable clubs and the impact of club closures and other savings initiatives.
Club operating. Club operating expenses increased $625,000, or 1.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily reflecting the impact related to COVID-19.
General and administrative. General and administrative expenses increased $2.3 million, or 33.6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily reflecting increased miscellaneous expenses of $1.4 million, professional fees of $1.0 million, offset by a decrease in acquisition, insurance and computer maintenance cost of $100,000 and the impact related to COVID-19.
Depreciation and amortization. In the three months ended March 31, 2020 compared to the three months ended March 31, 2019, depreciation and amortization expense decreased $881,000, or 9.2%, primarily due to the depreciation of assets at our new clubs, partially offset by a decrease at our mature clubs and the impact of closed locations due to the impact related to COVID-19.
Impairment Charges. Due to the COVID-19 pandemic, we re-measured operating cash flows at all our clubs and conducted an unfavorable impairment test. In the three months ended March 31, 2020 compared to the three months ended March 31, 2019, impairment of right of use assets increased by $62.9 million, or 100%, fixed asset impairment increased by $46.8 million, or 100% and impairment expense related to intangible assets increased by $17.4 million, or 100%.
Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for certain clubs. We performed undiscounted cash flow analyses over the long-lived assets of certain clubs with impairment indicators and compared it to the carrying value of those assets. Based on these undiscounted cash flow analyses, we determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. Fair values of the long-lived assets are estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair value of individual operating lease assets determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each club over its remaining lease term including our expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset exceeds its fair value. As a result, we recognized a pre-tax charge of $62.9 million for impairment of our right-of-use assets and a pre-tax charge of $46.8 million for impairment of our club leasehold improvements and furniture and fixtures for the three months ended March 31, 2020. The charges for right-of-use assets were recorded in operating expenses in the consolidated statements of operations.
As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, we determined a triggering event had occurred that required an interim impairment assessment for all of our reporting units and indefinite lived intangible assets. We determined the fair value of each of our reporting units using a market approach, an income approach, or a combination of both, where appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projection resulted in lower fair values of the reporting units. As a result, we recognized impairment charges of $16.4 million for goodwill and $983,000 for other intangible assets during the first quarter of 2020.

(Benefit) Provision for corporate income taxes
We recorded an income tax provision inclusive of valuation allowance of $(8.6) million and $74,000 for the three months ended March 31, 2020 and 2019, respectively, reflecting an effective income tax rate of (6)% for the three months ended March 31, 2020 and (3)% for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, we calculated our income tax provision using the estimated annual effective tax rate methodology.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States and has various tax provisions, including modifications to the net operating loss (NOL) limitation, which provides for a 5-year carryback for NOLs arising in taxable years beginning in 2018, 2019 and 2020. The CARES Act also classifies Qualified Improvement Property (“QIP”) as 15-year property, which was assigned as 39-year property and was not eligible for bonus depreciation under the Tax Cuts and Jobs Act. The Company as a result of the CARES Act recognized a benefit of approximately $8.7 million for reclassifying QIP and other benefits derived from carrying back the losses to prior years. The Company is also evaluating potential opportunities from other tax provisions in the CARES Act, but does not expect the impact to be material.
Liquidity and Capital Resources
Our sources of liquidity are cash and cash equivalents, cash flows from operations and borrowings that were previously available under the 2013 Revolving Loan Facility. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and capital expenditures to refresh and/or renovate our clubs.
Our Term Loan Facility matures on November 15, 2020. As such, the outstanding principal of our 2013 Term Loan Facility of $177.3 million was classified as a current liability on our condensed consolidated balance sheet as of March 31, 2020. We do not have sufficient sources of cash to satisfy this obligation on date of maturity. Additionally, our 2013 Revolving Loan Facility expired on August 14, 2020. We are currently working with prospective lenders to refinance our debt and are pursuing additional options as described below to address our liquidity needs, however, there can be no assurance that we will be able to refinance our debt, or if we are able to refinance our debt, that such financing will be on terms favorable to us. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
In addition, though the Company cannot reasonably estimate the severity of COVID-19 or the duration of the related orders that have closed most of its locations and directed the public to stay at home, it currently anticipates a material adverse impact on its financial position, results of operations and cash flows during fiscal 2020. As such, the Company’s revenues, results of operations and cash flows have been materially adversely impacted, which raises substantial doubt about the Company’s ability to continue as a going concern.
As a result of the Company’s strained cash position and current inability to repay all amounts outstanding under the 2013 Term Loan Facility and 2013 Revolving Loan Facility, and the challenges of COVID-19, we currently anticipate that TSI LLC, Holdings II and certain other subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the Bankruptcy Code in the near future. Such a filing would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement). In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. In the event of such bankruptcy filing, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.
Our ability to continue to meet our obligations is also dependent on our ability to generate positive cash flow from a combination of initiatives, including our ability to close unprofitable clubs upon lease terminations, sell certain assets or restore our revenue streams as government restrictions related to COVID-19 begin to loosen. We anticipate a reduction in sales and profits as a result of the COVID-19 pandemic. Moreover, the recent resurgence of COVID-19 in certain regions of the U.S. has led some state and local governments to delay the implementation of plans to re-open a variety of businesses, including fitness centers, and could lead to new closures in states like Florida where we have been permitted to re-open. Furthermore, re-opening protocols may include restrictions on capacity and activity that make it difficult for us to attract customers and generate revenue. For example, the Governor of New York announced on August 17, 2020 that fitness centers in New York will be permitted to re-open at only 33% capacity and that they must require customers to wear masks indoors at all times.

In many cases, state and local governments have not provided a clear timeline for the projected further easing of restrictions, which creates uncertainty for our customers.
These developments may further hinder the Company’s ability to generate operating revenue going forward. Failure to successfully implement these initiatives could have a material adverse effect on our liquidity and operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, additional reductions in working capital, the deferral of capital expenditures and debt restructuring. There can be no assurance that such alternatives would be available to us or that we would be successful in their implementation.
As of March 31, 2020, our cash balance is $24.7 million. Our 2013 Senior Credit Facility is due on November 15, 2020. There can be no assurance that we will be able to refinance our debt at market rates and as such we may have to seek alternative financing, if available. If we cannot obtain refinancing, the remaining principal balance of the 2013 Term Loan of $177.3 million will become payable on November 15, 2020. We do not have the cash on hand or other sources of available liquidity to satisfy this obligation.
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2020 decreased $7.1 million compared to the three months ended March 31, 2019. Decreases in operating cash included the following:

•	Cash paid for occupancy decreased $9.1 million mainly due to, some timing differences of payments and the impact from the acquired and newly opened clubs.

•	Cash paid for payroll decreased $233,000 mainly due to the impact from the acquired and newly opened clubs, timing of bonus payments as well as an increase in minimum wages requirements.

•	Cash paid for marketing decreased $1.6 million due to less spending during the quarter mainly due to the impact of COVID-19.

Offsetting increases in operating cash included the following:

•	Cash collected for membership dues increased $1.3 million, offset by a decrease in personal training of $878,000.
Investing Activities. Net cash used in investing activities decreased $20.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to acquisitions made in 2019 of $21.7 million offset by decreased capital expenditures for enhancements or upgrades to our existing clubs, and the remodeling of clubs.
Financing Activities. Net cash used in financing activities for the three months ended March 31, 2020 was $3.2 million compared to net cash provided by financing activities of $756,000 for the three months ended March 31, 2019. The increase in financing activities was primarily due to proceeds from borrowings on the Revolving Loan Facility of $12.7 million, a decrease in principal payments on the 2013 Term Loan Facility of $47,000, offset by an increase in principal payments on finance lease obligations of $463,000.
As of March 31, 2020, our total principal amount of debt outstanding under our 2013 Term Loan Facility was $177.3 million. We paid no principal payments in April 2020 as there was no excess cash flow for the year ending December 31, 2019, with the remaining debt balance maturing on November 15, 2020. This substantial amount of debt could have significant consequences, including:

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
Borrowings under the 2013 Term Loan Facility and the 2013 Revolving Loan Facility, at TSI LLC’s option, bear interest at either the administrative agent’s base rate plus 2.5% or a LIBOR rate adjusted for certain additional costs (the “Eurodollar Rate”) plus 3.5%, each as defined in the 2013 Senior Credit Facility. With respect to the outstanding term loans, the Eurodollar Rate has a floor of 1.00% and the base rate has a floor of 2.00%. Commencing with the last business day of the quarter ended March 31, 2014, TSI LLC is required to pay 0.25% of the principal amount of the term loans each quarter, which may be reduced by voluntary prepayments. During the three months ended March 31, 2020, TSI LLC made a total of $0.5 million in principal payments on the 2013 Term Loan Facility.

As of March 31, 2020, TSI LLC had outstanding letters of credit of $2.1 million under the 2013 Revolving Credit Facility and a total leverage ratio that was below 4.00:1.00. On January 2, 2020, TSI LLC borrowed $8.0 million under the 2013 Revolving Loan Facility to fund TSI LLC working capital and repaid the full amount on January 3, 2020. On March 16, 2020, TSI LLC borrowed $12.5 million under the 2013 Revolving Loan Facility to fund TSI LLC working capital. The Company also had $2.2 million in outstanding letters of credit issued that were not associated with the 2013 Revolving Credit Facility to secure certain lease obligations. The unutilized portion of the 2013 Revolving Loan Facility as of March 31, 2020 was $353,000, with borrowings under such facility subject to the conditions applicable to borrowings under the Company’s 2013 Senior Credit Facility, which conditions the Company may or may not be able to satisfy at the time of borrowing. In addition to the financial covenant described above, the 2013 Senior Credit Facility contains certain affirmative and negative covenants, including those that may limit or restrict TSI LLC and Holdings II’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to stockholders; make payments on certain indebtedness; and enter into sale leaseback transactions, in each case, subject to certain qualifications and exceptions. The 2013 Senior Credit Facility also includes customary events of default (including non-compliance with the covenants or other terms of the 2013 Senior Credit Facility) which may allow the lenders to terminate the commitments under the 2013 Revolving Loan Facility and declare all outstanding term loans and revolving loans immediately due and payable and enforce its rights as a secured creditor.
In addition, the 2013 Senior Credit Facility contains provisions that require excess cash flow payments, as defined therein, to be applied against outstanding 2013 Term Loan Facility balances. The excess cash flow is calculated annually for each fiscal year ending December 31 and paid 95 days after the fiscal year end. The applicable excess cash flow repayment percentage is applied to the excess cash flow when determining the excess cash flow payment. Earnings, changes in working capital and capital expenditure levels all impact the determination of any excess cash flow. The applicable excess cash flow repayment percentage is 50% when the total leverage ratio, as defined in the 2013 Senior Credit Facility, exceeds or is equal to 2.50:1.00; 25% when the total leverage ratio is greater than or equal to 2.00:1.00 but less than 2.50:1.00 and 0% when the total leverage ratio is less than 2.00:1.00. TSI LLC may pay dividends in the amount of cumulative retained excess cash flow to TSI Holdings as long as at the time the dividend is made, and immediately after, TSI LLC is in compliance on a pro forma basis with a total leverage ratio of less than 4.00:1.00. For the year ended December 31, 2019, the Company had no excess cash flow, as defined in the 2013 Senior Credit Facility, resulting in no principal payments in April 2020. In April 2019, TSI LLC paid a dividend of $16.0 million to TSI Holdings using the cumulative retained excess cash flow.
Loan Maturities: The Company’s 2013 Term Loan Facility is due in its entirety on November 15, 2020 and was therefore classified as a current liability on the Company’s consolidated balance sheet as of March 31, 2020 and December 31, 2019. The Company does not have sufficient sources of cash to satisfy this obligation on the date of maturity. The Company is currently working with prospective lenders to refinance the 2013 Term Loan Facility in advance of its maturity date, however, there can be no assurance that the Company will be able to refinance its debt, or if it is able to refinance its debt, that such financing will be on terms favorable to the Company.

As of March 31, 2020, the 2013 Term Loan Facility has a gross principal balance of $177.3 million and a balance of $176.5 million net of unamortized debt discount of $598,000 and unamortized debt issuance costs of $190,000. As of March 31, 2020, both the unamortized balance of debt issuance costs and unamortized debt discount are recorded as a contra-liability and netted with long-term debt on the accompanying condensed consolidated balance sheet and are being amortized as interest expense using the effective interest method. If the Company cannot obtain refinancing, the remaining principal balance of the 2013 Term Loan Facility will become payable on November 15, 2020.
Recent events relating to the COVID-19 pandemic have had a material adverse effect on the Company’s results of operations, cash flows and liquidity and further contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Under the terms of the 2013 Term Loan Facility, this is considered an event of default which allows the lenders to call the debt in advance of maturity. On March 13, 2020, the Company borrowed $12.5 million from its 2013 Revolving Loan Facility and the Company continues to actively manage its cash flow on a daily basis.
The Company is facing significant debt maturities in the near term. Our 2013 Revolving Loan Facility expired on August 14, 2020 and our 2013 Term Loan Facility is due to mature on November 15, 2020. As a result of the Company’s failure to repay all amounts outstanding under the 2013 Revolving Loan Facility prior to maturity on August 14 2020, the Company is in breach of the terms associated with this facility. Further, the Company is in breach of one of its covenants as of December 31, 2019 and this allows the lenders to call the debt in advance of maturity. Accordingly, the lenders may by written request cause the issuance of a notice of default to the Company and immediately exercise remedies under the 2013 Senior Credit Facility, including without limitation, by declaring the principal of and any accrued interest in respect of all loans, notes, and all obligations owing thereunder to be immediately due and payable. As of September 4,2020, no lender pursuant to the Credit Agreement has commenced any legal action against the Company.
As a result of the Company’s strained cash position and current inability to repay all amounts outstanding under the 2013 Term Loan Facility and 2013 Revolving Loan Facility, and the challenges of COVID-19, we currently anticipate that TSI LLC, Holdings II and certain other subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the Bankruptcy Code in the near future. Such a filing would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement). In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. In the event of such bankruptcy filing, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.
Mortgage and Term Loan
On August 3, 2018, TSI - Donald Ross Realty LLC, a subsidiary of TSI Group, entered into a mortgage note for $3.2 million with BankUnited, N.A. (the “Lender”). This mortgage note bears interest at a fixed rate of 5.36% and is payable in 120 monthly payments of principal and interest based on a 25 year amortization period. The first payment was due and paid on September 3, 2018. The entire principal balance of this mortgage note is due and payable in full on its maturity date of August 3, 2028. As of March 31, 2020, this mortgage note had an outstanding principal balance of $3.1 million, net of principal payments of $98,000.
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

As of March 31, 2020, the Mortgage Note and Term Note had an outstanding principal balance of $1.8 million and $324,000, respectively, reflecting net of principal payments of $71,000 for the Mortgage Note and $176,000 for the Term Note.
Recent Changes in or Recently Issued Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements to the condensed consolidated financial statements.
Use of Estimates and Critical Accounting Policies
Other than as disclosed below, management believes there have been no other material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Long-lived assets, including fixed assets and operating lease right of use assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. The Company’s long-lived assets and liabilities are grouped at the individual club level, which is the lowest level for which there are identifiable cash flows. To the extent that estimated future undiscounted net cash flows attributable to the assets are less than the carrying amount, an impairment charge equal to the difference between the carrying value of such asset and their fair values is recognized. Due to the COVID-19 pandemic, impairment charges of $46.8 million for fixed assets and $62.9 million for right of use assets, were recorded for the period ended March 31, 2020.
Goodwill. Goodwill was allocated to reporting units that closely reflect the regions served by the Company: New York, Boston, California, Florida, Puerto Rico and Switzerland. The Company acquired several clubs in 2018 and the first half of 2019 and recorded goodwill as applicable to the appropriate regions. Goodwill for all acquisitions was recorded at fair value at the time of such acquisitions and may have changes to the balances up to one year after acquisition. As of March 31, 2020, the New York, Boston and Switzerland regions have a goodwill balance. Due to the COVID-19 pandemic, impairment charges of $16.4 million were recorded for the period ended March 31, 2020.
The Company’s annual goodwill impairment test is performed on August 1, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. Due to the COVID-19 pandemic, the Goodwill impairment test was conducted for the period ended March 31, 2020. The test was performed by comparing the fair value of the Company’s reporting units with carrying amounts and recognizing an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The estimated fair value was determined by using an income approach. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
Leases: The Company’s operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At the lease commencement date, the Company’s operating lease right-of-use assets and liabilities are recognized on the Condensed Consolidated Balance Sheets, based on the present value of the remaining lease payments over the lease term. In measuring the Company’s lease liabilities, the remaining lease payments are discounted to present value using a discount rate. For the period ended March 31, 2020, an impairment charge of $62.9 million for right-of-use assets was recorded.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level and that a material weakness existed.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness whereby we did not design and maintain an effective control environment with a sufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine impairments commensurate with our financial reporting requirements. This was exacerbated by the closure of clubs and corporate facilities and reduction of employee workforce as a result of COVID-19, as well as the intensive coordination with external and internal parties required to account for complex or non-routine impairments. This material weakness resulted in significant delays in the accounting for certain impairments, which resulted in delays in filing our first quarter 10-Q as of and for the three-month period ended March 31, 2020.
Remediation Activities
We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, which resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine impairments commensurate with our financial reporting requirements. Steps we are taking include increasing the use of qualified internal and third-party technical resources with accounting expertise on complex or non-routine impairments who are providing accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April, 2020, the Company charged members their monthly charges pursuant to and in accordance with the terms of their Membership Agreements. The Attorney General’s offices for the states of Massachusetts, New York, Pennsylvania, Washington, DC and Maryland had taken the position that charging members in April 2020 at the time of the Governmental Ordered closure violated State Consumer Protection laws. The Company resolved the matter with the Attorney General’s office by offering members upgrades to Elite status, by offering those members who were already Elite members with a three month guest pass, by permitting members during the periods of club closures to cancel their memberships without a cancellation fee and providing free access to members for the period charged when the clubs were not open, and by freezing all memberships during the periods of club closures free of charge. Any member who wished to cancel or freeze their memberships after the clubs reopened were charged with cancellation or freeze fees, as applicable, pursuant to the terms of their membership agreements. These resolutions are not expected in the aggregate to have a material impact on the Company’s financial statements.
By reason of the Company’s failure to pay rent to many of our commercial landlords while the closure orders were in effect (and in some cases after locations were opened) we have received a number of Landlord default notices, lease terminations and in some cases lawsuits to collect outstanding rent and evictions.
We have asserted defenses to the defaults, terminations and suits consisting of force majeure, impossibility of performance, compliance with governmental mandates and frustration of purpose. It is uncertain whether we will prevail on these defenses. However should the Company or certain of its subsidiaries file for bankruptcy protection, many of the leases subject to such bankruptcy proceedings are likely to be rejected and or renegotiated in bankruptcy.
The Company assigned its interest, and is contingently liable, under a real estate lease. This lease expired in June 2020. As of the expiration of the lease, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee is approximately $1,336. The Company has not recorded a liability with respect to this guarantee obligation as of March 31, 2020 as it was concluded that payment under this lease guarantee was not probable.
In addition, the Company is involved in various other lawsuits, claims, investigations and proceedings incidental to the ordinary course of business, including personal injury, landlord tenant disputes, construction matters, employee and member relations (including charging members April dues during the Governmental Ordered closure, and Telephone Consumer Protection Act claims (a number of which purport to represent a class and one of which was brought by the Washington, D.C. Attorney General’s Office and the New York City Department of Consumer Affairs). The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these other lawsuits, claims and proceedings cannot be predicted with certainty. The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. We currently believe that the ultimate outcome of such lawsuits, claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

ITEM 1A.    Risk Factors
Except as otherwise set forth below, there have been no material developments to alter the risk factors related to the ITEM 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report for the fiscal quarter ended March 31, 2020.
1. Our business and results of operations have been and are expected to continue to be materially impacted by the ongoing COVID-19 pandemic.
The recent outbreak of disease caused by COVID-19, which has been declared a pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. A public health pandemic such as COVID-19 poses the risk that we or our employees, members, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form 10-K, such as those relating to our growth strategy, our ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness. The extent of the impact of the COVID-19 pandemic is highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, we proactively closed all of our clubs system-wide in mid-March 2020 terminated a majority of our employees while clubs remain closed, and suspended billing membership fees to members. A majority of our clubs remain closed due to COVID-19. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
2. We currently anticipate that TSI LLC, Holdings II and certain subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) may be forced to file a petition for relief under the Bankruptcy Code in the near future, which would subject us to the risks and uncertainties associated with bankruptcy proceedings and may place equity holders in the Company at significant risk of losing some or all of their investment in TSI LLC, Holdings II, and such subsidiaries that constitute Subsidiary Guarantors (as defined in the Credit Agreement). In addition, it is possible that the Company may be forced to file a petition for relief under the Bankruptcy Code, which may further exacerbate the risks described herein and further increase the likelihood that our equity holders would lose some or all their investment in the Company.
If TSI LLC, Holdings II and some or all of the subsidiaries of the Company that constitute the Subsidiary Guarantors (as defined in the Credit Agreement) file for bankruptcy, our operations and our ability to continue as a going concern will be subject to the risks and uncertainties associated with bankruptcy. A bankruptcy filing by such entities, or by the Company, could cause a material adverse effect on our business, financial condition, results of operations and liquidity. Our management would be required to spend considerable time attending to the demands of a bankruptcy case instead of focusing solely on operations and the challenges posed to the business by the COVID-19 pandemic. We may also have difficulty retaining management and other key personnel necessary to the operation of the business.
Other significant risks include the following:

•	our ability to devise, confirm and consummate a plan of reorganization satisfactory to our creditors and the bankruptcy court;

•	the high costs of bankruptcy and related fees;

•	our ability to obtain sufficient financing to allow the Company to operate during a bankruptcy proceeding;

•	our ability to maintain our relationships with our suppliers, service providers, lessors, members, employees and other third parties; and

•	the actions and decisions of our creditors and other third parties who have interests in such a bankruptcy proceeding that may be inconsistent with the Company’s plans.

3. NASDAQ has issued deficiency notices to us for failure to maintain a minimum closing bid price of $1.00 per share and failure to meet the minimum stockholders’ equity value requirement of $15,000,000. If either our common stock cannot maintain the required minimum closing bid price or we fail to maintain stockholders’ equity of at least $15,000,000 within any provided cure period, our common stock may be involuntarily delisted from NASDAQ.
On April 28, 2020, the Company received a notification letter from the Listing Qualifications department of NASDAQ notifying the Company that, because the closing bid price for the Company’s common stock listed on the NASDAQ Global Market was below $1.00 for 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the NASDAQ Global Market under NASDAQ Marketplace Rule 5450(a)(1), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In addition, on April 28, 2020, the Company received a notification letter from the Listing Qualifications department of NASDAQ notifying the Company that the Market Value of Publicly Held Shares (“MVPHS”) of its common stock had been below the minimum of $15,000,000 for the last 30 consecutive business days, and that consequently the Company no longer meets the continued listing requirement of the NASDAQ Global Market under NASDAQ Marketplace Rule 5450(b)(3)(C), requiring that the Company maintain a minimum MVPHS of $15,000,000 (the “Market Value Requirement”, and collectively with the Minimum Bid Price Requirement, the “Listing Requirements”).
The notifications regarding the Listing Requirements have no immediate effect on the listing of the Company’s common stock. In accordance with NASDAQ Marketplace Rules 5810(c)(3)(A) and 5810(c)(3)(D) and the rule change filed by NASDAQ with the SEC on April 16, 2020, the Company has a period of 180 calendar days from July 1, 2020 (or until December 28, 2020) to regain compliance with the Listing Requirements. If at any time before December 28, 2020 the bid price of the Company’s common stock closes at or above $1.00 per share for at least ten consecutive business days, NASDAQ will provide written notification that the Company has regained compliance with the Minimum Bid Price Requirement and the matter will be deemed closed. If at any time before December 28, 2020 the MVPHS of the Company’s common stock closes at $15,000,000 or more for a minimum of ten consecutive business days, NASDAQ will provide written notification that the Company has regained compliance with the Market Value Requirement and the matter will be deemed closed.
In the event that the Company does not regain compliance with the Minimum Bid Price Requirement by December 28, 2020, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the Market Value Requirement and all other initial listing standards (with the exception of the Minimum Bid Price Requirement), and submit a transfer application with written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. NASDAQ staff would review the Company’s application and make a determination of whether or not the Company will be able to cure the deficiency. Should NASDAQ staff conclude that the Company will not be able to cure the deficiency, or should the Company not submit a transfer application or make the required representation, NASDAQ will provide notice that the Company’s common stock will be subject to delisting.
In the event that the Company does not regain compliance with the Market Value Requirement by December 28, 2020, it will receive notice that its common stock is subject to delisting. Alternatively, the Company may apply to transfer its common stock to the NASDAQ Capital Market, provided that the Company meets the NASDAQ Capital Market’s continued listing requirements.
If the Company receives a notice that its common stock is subject to delisting in respect of either of the Listing Requirements, the Company would be entitled to appeal the NASDAQ staff’s determination to delist its common stock and request a hearing.
The Company intends to monitor both the closing bid price and MVPHS of the Company’s common stock and consider its available options to resolve its non-compliance with the Listing Requirements. No determination regarding the Company’s response to either notification has been made at this time. There can be no assurance that the Company will be able to regain compliance with either of the Listing Requirements or that it will otherwise be in compliance with other NASDAQ listing criteria.

4. NASDAQ has issued two letters to the Company notifying us of our non-compliance with the continued listing requirements of NASDAQ Listing Rule 5250(c)(1) for our failure to timely file periodic reports on Form 10-Q for the Quarterly Periods ended March 31, 2020 and June 30, 2020. If we are unable to present a satisfactory plan to NASDAQ for regaining compliance with NASDAQ’s continued listing criteria within any applicable cure period, our common stock may be involuntarily delisted from NASDAQ.
The Company was not able to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarterly Report”) due to disruptions resulting from the unprecedented interruption in its business caused by the COVID-19 pandemic. The Company had availed itself of a valid extension of the original deadline to file the First Quarterly Report which rendered the report due on June 29, 2020. The Company also filed a Notification of Late Filing on Form 12b-25 which would allow the Company until July 6, 2020 to timely file the First Quarterly Report. However, despite substantial effort by the Company and its representatives to complete the First Quarterly Report, the First Quarterly Report was not timely filed.
On July 7, 2020, the Company received a notification letter from the Listing Qualifications Department of NASDAQ indicating that as a result of the Company’s failure to timely file the First Quarterly Report, the Company no longer complied with the continued listing requirements as set forth in NASDAQ Listing Rule 5250(c)(1).
On August 18, 2020, the Company received an additional notification letter from the Listing Qualifications Department of NASDAQ indicating that as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarterly Report” and together with the First Quarterly Report, the “Reports”), and because the Company had been delinquent in filing the First Quarterly Report, the Company remained in non-compliance with the continued listing requirements as set forth in NASDAQ Listing Rule 5250(c)(1).
The Company has until September 8, 2020 to submit a plan to regain compliance with NASDAQ’s continued listing requirements with respect to its delinquent Reports. If NASDAQ accepts the plan, NASDAQ can grant an exception of up to 180 calendar days from the filing due date of the First Quarterly Report, or until December 28, 2020, during which the Company can regain compliance. If NASDAQ does not accept the plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.
5. We have suffered a major interruption in the operation of our business as a result of emergency shutdowns of our clubs mandated by state and local governments across the United States in response to the outbreak of COVID-19. Mandatory closures and other related effects of the COVID-19 pandemic may cause a material adverse effect to our business.
As previously reported in its Current Report on Form 8-K filed on March 19, 2020, the Company was forced to close approximately 95% of its locations on March 16, 2020 pursuant to state and local government stay-at-home orders enacted in response to the outbreak of COVID-19. By the end of March 2020, the Company was forced to close 100% of its locations. We currently have 55 clubs open / operating in Florida, Connecticut, Washington D.C., Massachusetts, Pennsylvania and Switzerland, and the Company is actively developing plans and procedures that will enable safe use of its facilities when and as its locations are permitted to re-open. Furthermore, in reliance on recent announcements from state and local authorities, the Company plans to re-open additional clubs in the next several weeks as and when closure orders applicable to gyms and health clubs are lifted. However, re-opening protocols may include restrictions on capacity and activity that make it difficult for us to attract customers and generate revenue. For example, the Governor of New York announced on August 17, 2020 that fitness centers in New York will be permitted to re-open at only 33% capacity and that they must require customers to wear masks indoors at all times. In many cases, state and local governments have not provided a clear timeline for the projected further easing of restrictions, which creates uncertainty for our customers. These developments may further hinder the Company’s ability to generate operating revenue going forward.
The scope and duration of the interruption to our operations has substantially reduced our cash flow. Moreover, as disclosed in the Company’s Annual Report on Form 10-K, the Company is facing significant debt maturities in the near term. Our 2013 Revolving Loan Facility expired on August 14, 2020 and our 2013 Term Loan Facility is due to mature on November 15, 2020. Further, the Company is in breach of one of its covenants as of December 31, 2019 and this allows the lenders to call the debt in advance as the Company is in default. As of (filing date to be inserted), no lender pursuant to the Credit Agreement has commenced any legal action against the Company. The Company currently does not have adequate sources of cash to repay the amounts outstanding thereunder. In the event that certain of the Company’s subsidiaries party to the Credit Agreement file for bankruptcy, the Company expects that it will need to raise up to approximately $80 million in financing to fund the costs associated with the bankruptcy filing, professional fees in connection with the bankruptcy and to cover operating shortfalls.

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

TOWN SPORTS INTERNATIONAL HOLDINGS, INC.

DATE:	September 4, 2020

		By:	/s/ Phillip Juhan
Phillip Juhan
Chief Financial Officer (Duly Authorized Officer)